Form 10QSB
period 2007-06-30
Bridgeline Software, Inc.
filed 2007-08-14
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2007  or

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number    333-139298

Bridgeline Software, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	52-2263942
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

10 Sixth Road
Woburn, Massachusetts	01801
(Address of Principal Executive Offices)	(Zip Code)

(781) 376-5555
(Issuer’s telephone number, including area code)

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes       ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock, par value $0.001 per share, as of
August 14, 2007 was 8,096,300.

Transitional Small Business Disclosure Format (check one):
☐ Yes      ☒ No

Bridgeline Software, Inc.

Quarterly Report on Form 10-QSB

For the Quarterly Period ended June 30, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Bridgeline Software, Inc.

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2007	September 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$182	$591
Accounts receivable, net of allowance of $51 and $52, respectively	1,175	810
Unbilled receivables	329	633
Prepaid expenses	145	39
Total current assets	1,831	2,073
Property and equipment, net	422	429
Definite-lived intangible assets	216	303
Goodwill	6,579	6,346
Deferred financing fees, net	—	273
Other assets	971	400
Total assets	$10,019	$9,824

Liabilities and stockholders’ equity
Current liabilities:
Senior notes payable	$2,800	$2,497
Financing agreement	106	—
Capital lease obligations – current	61	45
Notes payable to shareholders	200	—
Accounts payable	1,094	581
Deferred revenue	497	264
Accrued liabilities	1,129	706
Total current liabilities	5,887	4,093
Capital lease obligations, less current portion	111	99
Total liabilities	5,998	4,192

Commitments

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $.001 par value; 20,000,000 shares authorized, 4,285,584 and 4,273,833 shares issued and outstanding, respectively	4	4
Additional paid-in capital	10,099	9,791
Accumulated deficit	(6,082)	(4,163)
Total stockholders’ equity	4,021	5,632
Total liabilities and stockholders’ equity	$10,019	$9,824

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Condensed Consolidated Statements of Operations
(Dollars in thousands except per share data)
(unaudited)

	Three months ended		Nine Months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue:
Web services	$1,823	$2,017	$5,507	$4,777
Managed services	556	380	1,153	958
Subscription	90	93	341	324
Total revenue	2,469	2,490	7,001	6,059
Cost of revenue:
Web services	1,071	1,064	3,066	2,550
Managed services	133	99	279	252
Subscription	4	10	19	40
Total cost of revenue	1,208	1,173	3,364	2,842
Gross profit	1,261	1,317	3,637	3,217
Operating expenses:
Sales and marketing	692	819	2,269	1,982
General and administrative	764	385	1,859	1,138
Technology development	206	62	552	114
Total operating expenses	1,662	1,266	4,680	3,234
Income (loss) from operations	(401)	51	(1,043)	(17)
Interest expense	(190)	(268)	(876)	(320)
Loss before income taxes	(591)	(217)	(1,919)	(337)
Income taxes	—	—	—	—
Net loss	$(591)	$(217)	$(1,919)	$(337)

Net loss per share:
Basic and diluted	$(0.14)	$(0.05)	$(0.45)	$(0.08)

Number of weighted average shares:
Basic and diluted	4,282,928	4,142,954	4,277,714	3,983,540

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,919)	$(337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	159	110
Amortization of intangible assets	87	86
Amortization of debt discount and deferred financing fees	576	164
Stock-based compensation	264	7
Gain on sale of assets	(1)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and unbilled receivables	(61)	(456)
Other assets	(677)	(79)
Accounts payable and accrued liabilities	936	174
Deferred revenue	233	37
Total adjustments	1,516	43
Net cash used in operating activities	(403)	(294)
Cash flows from investing activities:
Acquisitions, net of cash received	—	(554)
Proceeds from sale of assets	16	—
Contingent acquisition payments	(233)	(68)
Equipment and improvements expenditures	(104)	(113)
Net cash used in investing activities	(321)	(735)
Cash flows from financing activities:
Proceeds from issuance of senior notes payable, net of deferred costs	—	2,434
Proceeds from (payments) on financing agreement, net	106	(257)
Proceeds from notes payable - shareholders	200	—
Proceeds from exercise of stock options / warrants	44	—
Principal payments on capital leases	(35)	(13)
Principal payments on short term notes payable	—	(85)
Net cash provided by financing activities	315	2,079

Net (decrease) increase in cash and cash equivalents	(409)	1,050
Cash and cash equivalents, beginning of period	591	138
Cash and cash equivalents, end of period	$182	$1,188

Supplemental cash flow information:
Cash paid for:
Interest	$305	$129

Non cash activities:
Issuance of common stock for acquisitions	$—	$717
Options/warrants issued in connection with acquisitions	$—	$121
Purchase of capital equipment through capital leases	$63	$123

The accompanying notes are an integral part of these consolidated financial statements

BRIDGELINE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2007 and for the Nine Months Ended June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except share and per share data)

1. The Company and Summary of Significant Accounting Policies

Description of Business

Bridgeline Software, Inc. (“Bridgeline” or the “Company”), was incorporated in Delaware on August 28, 2000. Bridgeline, operating as a single segment, is a developer of Web service applications. In providing these services the Company has developed the following software tools: (i) netEDITOR-proTM, its Web content management system, and (ii) OrgitectureTM, its on-demand Web based platform, which provides expandable on-demand modules such as Relationship Management, eSurvey, eNewsletter, Content Management, eCommerce, Event Registration and Integrated Grants Management. The Company’s in-house team of Microsoft®-certified developers specializes in information architecture, usability engineering, Web application development, rich media Web development, e-Commerce, e-Learning, and database development.

The Company’s principal executive offices are located at 10 Sixth Road, Woburn, Massachusetts, and it maintains offices in Cambridge, Massachusetts; in New York, New York; and in Washington, D.C. The Company also operates a wholly owned subsidiary, Bridgeline Software Enterprises, Pvt. Ltd, founded in 2003, as its software development center located in Bangalore, India. The Company maintains a website at www.bridgelinesw.com.

On April 7, 2006, the Company affected a 3 to 1 reverse stock split. The reduction in the number of shares as a result of the reverse stock split has been reflected retroactively for all periods presented.

Operating Matters

The Company has incurred annual losses since commencement of operations in 2000 and has used a significant amount of cash to fund its operations over the last several years. As a result, the Company has a working capital deficit of $4,056 and $2,020 and an accumulated deficit of $6,082 and $4,163 at June 30, 2007 and September 30, 2006, respectively.  Long-term cash requirements, other than for normal operating expenses, will be required for the development of new software products, enhancements of existing products, and the possible acquisition of other companies, products, or technologies complementary to its business.

On June 28, 2007 the Securities and Exchange Commission (“SEC”) declared the Company’s Registration Statement effective under the Securities Act of 1933 and in July 2007, the Company completed an initial public offering that resulted in the receipt of net proceeds, after deducting underwriter and other fees, of approximately $13,913.  A portion of the net proceeds was used to retire the Company’s senior notes payable and notes payable to shareholders that were repaid on July 5, 2007 and July 9, 2007, respectively.

The Company believes the remaining proceeds from the public offering are sufficient to fund current operations and to fund the long-term cash requirements described above.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the three and nine months ended June 30, 2007 and 2006 and the statements of cash flows for the nine months ended June 30, 2007 and 2006 are unaudited. The unaudited interim consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the years ended September 30, 2006 and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at June 30, 2007 and its results of operations for the three

BRIDGELINE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2007 and for the Nine Months Ended June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except share and per share data)

and nine months ended June 30, 2007 and 2006 and its cash flows for the nine months ended June 30, 2007 and 2006. The results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending September 30, 2007.  These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its Indian subsidiary. All significant inter-company accounts and transactions have been eliminated.  The functional currency for the Company’s Indian subsidiary is the U.S. dollar.  Translation adjustments are not material.

Net Loss Per Share of Common Stock

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all outstanding options, warrants and convertible debt from the calculation of diluted weighted average shares outstanding because these securities were anti-dilutive for all periods presented. The balance of these excluded equity instruments was 1,532,949, 1,545,865, 1,507,856 and 1,034,176 at June 30, 2007 and 2006 and September 30, 2006 and 2005, respectively.

2. Stock Based Compensation

Stock-Based Compensation

At June 30, 2007, the Company maintained two stock-based compensation plans.

Through September 30, 2006, the Company accounted for stock compensation awards under the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). As permitted by SFAS 123, for all periods through September 30, 2006, the Company measured compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations using the intrinsic value method and followed the disclosure-only provisions of SFAS 123.

Under the intrinsic value method, compensation expense is determined at the measurement date, generally the date of grant, as the excess, if any, of the estimated fair value of its common stock (the “Stock Price”) and the exercise price, multiplied by the number of options granted. Generally, the Company grants stock options with exercise prices equal to the Stock Price; however, to the extent that the Stock Price exceeds the exercise price of stock options on the date of grant, the Company records stock-based compensation expense using the graded vested attribution method over the vesting schedule of the options, which is generally three years.  From inception to June 27, 2007, there was no public market for the Company’s common stock to observe its Stock Price on award grant dates. Therefore, prior to the initial public offering, for purposes of applying the intrinsic value method, management estimated the stock price based on the American Institute of Certified Public Accountants Practice Alert No. 00-1, Accounting for Certain Equity Transactions.

BRIDGELINE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2007 and for the Nine Months Ended June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except share and per share data)

As required by SFAS 148, the following table illustrates the pro forma effect on net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123:

Nine Months Ended
June 30, 2006

Net loss	$(337)
Deduct: Stock based employee compensation determined under
the fair value based method for all awards, net of tax effect	(380)
Pro forma net loss	$(717)

Pro forma net loss per share:
Basic and diluted	$(0.18)

As reported net loss per share:
Basic and diluted	$(0.08)

Weighted average shares outstanding:
Basic and diluted	3,983,540

The following table illustrates the assumptions used by the Company in the application of the Black-Scholes-Merton option valuation model (the “Model”) to calculate the pro forma compensation expense in accordance with SFAS 123 for stock options granted to employees and directors:

	Fair Value of Stock Prices	Stock Volatility	Risk Free Rate of Return	Dividend Rate	Expected Option Life in Years	Option Exercise Prices
Nine Months Ended June 30, 2006	$ 2.07 - $ 2.37	70%	4.31% - 4.69%	0%	6.5	$ 3.75

As stock options vest over several years, additional stock option grants are made and employees terminate each year, the above pro forma disclosures and related assumptions used in the Model are not necessarily representative of pro forma effects on operations for future periods.

Effective October 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”). Because it used the fair-value-based method for disclosure under SFAS 123, it adopted SFAS 123R using the modified prospective application. Under the modified prospective method, compensation expense that it recognizes beginning on that date will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value

BRIDGELINE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2007 and for the Nine Months Ended June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except share and per share data)

estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after October 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Price ranges of outstanding and exercisable options as of June 30, 2007 are summarized below:

	Outstanding Options		Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Number of Options
$0.003	24,167	5.25	24,167
$0.3573	3,219	5.10	3,219
$1.0716	43,672	4.67	43,672
$1.20	43,111	7.46	43,111
$3.00	254,974	5.74	253,886
$3.75	614,289	8.22	303,687
	983,432		671,642

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, September 30, 2006	929,587	$0.003 to $3.75	$3.18
Granted	145,880	3.75	3.75
Exercised	(3,000)	3.75	3.75
Forfeited	(89,035)	1.20 to 3.75	3.61
Balance, June 30, 2007	983,432	0.003 to 3.75	3.34	7.31	$59,580

Compensation costs related to the Company’s share-based plans were $88 and $264 for the three and nine month periods ended June 30, 2007, respectively. Compensation expense is generally recognized on a graded straight-line basis over the vesting period of grants. As of June 30, 2007, the Company had $438 of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through April 2010.

There was no intrinsic value of options exercised during the three and nine month periods ended June 30, 2007 and 2006.  The weighted average grant-date fair value of options granted during the three and nine month periods ended June 30, 2007 and 2006 was $3.56, $3.33, $2.24 and $2.22, respectively.  The fair value of shares vested during the three and month periods ended June 30, 2007 and 2006 was $413, $508, $594 and $680, respectively.

BRIDGELINE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2007 and for the Nine Months Ended June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except share and per share data)

The following activity occurred under the Company’s equity incentive plans during the nine months ended June 30, 2007:

Unvested Shares	Shares	Weighted Average Grant-Date Fair Value
Unvested at September 30, 2006	383,306	$3.70
Granted	145,880	3.75
Vested	(144,992)	3.67
Forfeited	(66,933)	3.69
Unvested at June 30, 2007	317,261	3.74

3.  Debt

Extension of Senior Notes Payable

On March 29, 2007, the maturity date of the Senior Notes Payable issued in April 2006 was extended to the earlier of June 21, 2007 or the date the Company closes a firm underwritten initial public offering. The interest rate from April 1, 2007 to the extended maturity date was increased to 15% per annum.  On June 20, 2007, the Senior Notes Payable were further extended to the earlier of July 5, 2007 or the date the Company closes a firm underwritten initial public offering. In accordance with the extension agreements, interest accrued, but no payments of principal or interest were required prior to the extended maturity date.  As described above, the Company repaid the Senior Notes Payable on July 5, 2007.

Notes Payable to Shareholders

In April 2007, the Company issued secured promissory notes to its Chief Executive Officer and a member of the Board of Directors aggregating $200.  The notes bear interest at a rate of 15 % per annum and were payable on the earlier of October 3, 2007 or the closing of an initial public offering.  As described above, the Company repaid the Notes Payable to Shareholders on July 9, 2007.

Financing Agreement

In May 2007, the Company, the holders of the Senior Notes Payable, and the Lender under a short term financing agreement (the “Agreement”), entered into a subordination agreement wherein the note holders subordinated their security interest to the Lender up to a maximum of $375.  Also in May 2007, the Company and the Lender amended the Agreement to reduce the maximum borrowings allowed under the Agreement from $750 to $375.  The outstanding balance under the Agreement was repaid in full on July 23, 2007 and the Company has not initiated any new borrowings under the Agreement thereafter.

4.   Events Subsequent to June 30, 2007

Initial Public Offering of Common Stock

On June 28, 2007, the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission for an initial public offering of its common stock was declared effective.  In July 2007 the Company completed an initial public offering resulting in the receipt of net proceeds, after deducting underwriter and other fees of, of approximately $13,913.

As described below, a portion of the net proceeds from the offering was used to repay the Senior Notes Payable and notes payable to shareholders and to fund the cash portion of the OW acquisition.

BRIDGELINE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2007 and for the Nine Months Ended June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except share and per share data)

Acquisition of Objectware, Inc.

On July 5, 2007, immediately following the closing of its initial public offering, the Company acquired Objectware, Inc. (“OW”) in accordance with a definitive agreement signed on December 7, 2007. OW is an Atlanta, Georgia-based company that specializes in Web application development, Web design, wireless application development, search engine optimization and providing managed Web services to customers. Consideration for the acquisition of OW consisted of (i) $3,176 in cash, (ii) 610,716 shares of the Company’s common stock having a value (based on the initial public offering price of $5.00 per share) of $3,054 and (iii) a deferred, contingent purchase price of up to $1,800, payable in cash and stock quarterly over the three years after the acquisition, contingent upon OW attaining certain operational performance benchmarks.

Item 2.                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements in this report including, without limitation, statements concerning the future sales, expenses, profitability, financial resources, future acquisitions, market demand, product development and other statements concerning the future results of operations, financial condition and business of Bridgeline Software, Inc. are "forward-looking" statements as defined in the Securities Act of 1933 and Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "will, " "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Given these uncertainties you should not place undue reliance on these forward-looking statements.  Investors are cautioned that our actual results in the future may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations and business environment, including competition, need for increased acceptance of products, ability to continue to develop and extend our brand identity, ability to anticipate and adapt to a competitive market, ability to effectively manage rapidly expanding operations, amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, ability to provide superior customer service, dependence upon key personnel and the like.

Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in this report, in our Registration Statement on Form SB-2 on file with the Securities and Exchange Commission, and in our filings with the Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements.

The following Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the risk factors contained in Registration Statement on Form SB-2 on file with the Securities and Exchange Commission, and in our filings with the Securities and Exchange Commission.

Overview

We are developers of on-demand Web software tools and award-winning Web applications. Our team of Microsoft®-certified developers specializes in user experience development, Web  application development, and search engine optimization. We have developed our own on-demand Web software tools that provide Content Management, Relationship Management, eCommerce management, eMarketing Management and Grants Management. By providing award-winning Web applications, we help our customers to optimize business processes utilizing Web-based technologies.

Since inception, we have significantly increased our revenues through a combination of factors including (i) obtaining new customers, (ii) expanding existing customer relationships, (iii) acquiring complementary businesses, (iv) expanding the features of our software tools, and (v) offering new and improved products and services.  Although our revenues have increased substantially on an annual basis since fiscal 2003, we have experienced net losses and negative cash flows from operations in each fiscal period since inception, and as of June 30, 2007 and September 30, 2006, we had an accumulated deficit of $6,082,000 and $4,163,000, respectively and a working capital deficit of $4,056,000 and $2,020,000, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly make estimates and assumptions that affect the reported amounts of assets and liabilities. The most significant estimates include our valuation of accounts receivable and long-term assets, including intangibles and deferred tax assets, amounts of revenue to be recognized on service contracts in progress, unbilled receivables, and deferred revenue. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	Allowance for doubtful accounts;
•	Revenue recognition;
•	Accounting for goodwill and other intangible assets; and
•	Accounting for stock-based compensation.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts which represents estimated losses resulting from the inability, failure or refusal of our clients to make required payments. We analyze historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts. We use an internal collection effort, which may include our sales and services groups as we deem appropriate. Although we believe that our allowances are adequate, if the financial condition of our clients deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, resulting in increased expense in the period in which such determination is made.

Revenue Recognition. Substantially all of our revenue is generated from three activities: Web Services, Managed Services and Software Licenses and Subscriptions. We enter into arrangements to sell services, software licenses or combinations thereof. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”) and related interpretations. Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred or the services have been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is reasonably assured. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

Web Services

Web Services include professional services primarily related to the our Web development solutions that address specific customer needs such as information architecture and usability engineering, interface configuration, Web application development, rich media, e-Commerce, e-Learning and e-Training, search engine optimization, and content management. Web Services are sold either on a stand alone basis or, as described below, in multiple element arrangements with Managed Services and/or our licensed software products.

Revenue from stand-alone Web Services is recognized when the services are performed using the proportional performance model using a method based on cost incurred in relation to total estimated cost at completion. Labor costs are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our Web Services.  Fixed fee engagements are billed monthly or upon the completion of milestones. For milestone based projects, since milestone pricing is based on hourly costs and the duration of such engagements is relatively short, this approach principally mirrors an output approach under the proportional performance model for revenue recognition on such fixed priced engagements.

Web Services also include revenue from our perpetual software licenses described below under Software Licenses and Subscriptions.  Perpetual licenses are only sold in connection with Web Services engagements; therefore, we believe it is appropriate to include revenue from perpetual licenses with revenue from Web Services. Revenues derived from such perpetual software license sales have been insignificant in all periods presented (representing less than 3% of Web Services revenues) to warrant separate classification in the statement of operations, and is not anticipated to increase significantly in future periods.

Managed Services

Managed Services primarily include on-going retained professional services and may also include monthly hosting fees for the use of hardware and infrastructure, generally at our network operating center. Managed Services are sold on a stand-alone basis or, as described below, in multiple element arrangements with Web Services (including training and implementation services) and our licensed software products. Stand-alone on-going retained professional services are either contracted for on an “on call” basis or for a certain amount of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis. These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

Revenue from Hosting Services is incidental to our Web Services activities and for all periods presented, the only customers under contractual hosting arrangements have been previous Web Services customers.  Hosting revenue has historically been insignificant to both our business strategy and to our total revenues.

Software Licenses and Subscriptions

As described further below under Multiple Element Arrangements, our licensed software products are generally sold with Web Services and Managed Services.

We recognize revenue from perpetual software licenses upon delivery of the software provided as the related Web Services are not essential to the functionality of the software. The related post-contract customer support revenue, or PCS, is also recognized upon delivery of the software since PCS does not contain rights to unspecified upgrades, is included in the price of the multiple element arrangement, and extends only for a period of one year or less and the cost of providing the PCS is deemed to be insignificant.  Perpetual software license revenue and related PCS represented approximately $81,000 and $61,000 of revenue for the nine months ended June 30, 2007 and 2006 and $71,000 and $222,000 of revenue for the years ended September 30, 2006 and 2005, respectively. Subsequent renewals of PCS have been insignificant.

Subscriptions include fixed term software and a related hosting arrangement (“Licensed Subscription Agreements”).  Licensed Subscription Agreements are accounted for as separate units of accounting based on their respective value to the customer on a stand-alone basis and are separately priced based either on vendor specific objective evidence (“VSOE”) of fair value or on third party evidence of fair value when VSOE of fair value is not available. The Licensed Subscription Agreements and related hosting services are included in Subscription revenue and recognized ratably over the term of their month to month subscription agreements. We have concluded that, consistent with EITF 00-3, Application of AICPA SOP 97-2, “Software Revenue Recognition”, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, that our Licensed Subscription Agreements are outside the scope of SOP 97-2 since the software is only accessible through a hosting arrangement with us and the customer cannot take possession of the software. As such, the Licensed Subscription Agreements are considered a single unit of accounting for purposes of recognizing revenue in the multiple element arrangements described below.

Multiple Element Arrangements

Web Services and Managed Services are also provided as part of multiple element arrangements that include licensed software, PCS, managed services and/or a hosting arrangement. We account for these multiple element arrangements separately pursuant to EITF 00-21.

In determining whether the Web Services element in a multiple element arrangement can be accounted for separately from other elements, we consider the availability of Web Services from other vendors and whether objective and reliable evidence of fair value exists for the undelivered elements. Web Services do not involve significant production, modification, or customization of our licensed software products. The Web Services are regularly sold on a stand-alone basis pursuant to a price list and are not discounted. We have also concluded that the software element in these multiple element arrangements is incidental to the Web Services and is not essential to the functionality of the Web Services. Except when provided as a part of our Licensed Subscription Agreements described above, hosting services, if any, are accounted for separately as Managed Services, as those services have value to the customer on a stand-alone basis and are separately priced based on VSOE of fair value or based on third party evidence of fair value if VSOE of fair value is not available.

In determining whether the Managed Services element of a multiple element arrangement can be accounted for separately, we consider that Managed Services have value to its customers on a stand-alone basis since those services are regularly sold separately pursuant to standard price lists which are not discounted. The hosting services are considered to have stand-alone value to the customer and are separately priced based on third party evidence of fair value.

In accordance with EITF 00-21, we recognize revenue pursuant to multiple element arrangements using the residual method whereby the value ascribed to the delivered element (generally the Web Services) is equal to the total consideration less the VSOE of fair value or third party evidence of fair value of the undelivered elements.

Customer Payment Terms

Our payment terms with customers typically are “due upon receipt” or “net 30 days from invoice”.  Payments terms may vary by customer but in all instances do not exceed 45 days from invoice date.  For Web Services, we typically invoice project deposits of between 20% and 33% of the total contract value which we record as deferred revenue until such time the related services are completed.  Subsequent invoicing for Web Services is either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above.  Invoicing for subscriptions and hosting are typically issued monthly and are generally due upon invoice receipt.  Our agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained.  In the infrequent instances where customers raise concerns over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

Warranty

Certain arrangements include a warranty period generally between 30 to 90 days from the completion of work. In hosting arrangements, we may provide warranties of up-time reliability. We continue to monitor the conditions that are subject to the warranties to identify if a warranty claim may arise. If we determine that a warranty claim is probable, then any related cost to satisfy the warranty obligation is estimated and accrued. Warranty claims to date have been immaterial.

Reimbursable Expenses

In connection with certain arrangements, reimbursable expenses are incurred and billed to customers and such amounts are recognized as both revenue and cost of revenue.

Accounting for Goodwill and Other Intangible Assets.  Goodwill and other intangible assets require us to make estimates and judgments about the value and recoverability of those assets. We have made several acquisitions of businesses that resulted in both goodwill and intangible assets being recorded in our financial statements.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the value of technology company stocks, including the value of our common stock, (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate goodwill and other intangible assets deemed to have indefinite lives on an annual basis in the quarter ended September 30 or more frequently if we believe indicators of impairment exist. Application of the goodwill impairment test requires judgment including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), management has determined that there was only one reporting unit to be tested. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

The results of the assessments performed to date was that the fair value of the reporting unit exceeded its carrying amount; therefore, no impairment charges to the carrying value of goodwill have been recorded since inception.

We also assess the impairment of our long-lived assets, including definite-lived intangible assets and equipment and improvements when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment charge is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. Any impairment charge would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Any resulting impairment charge could have an adverse impact on our results of operations.

Stock-Based Compensation.  At June 30, 2007, we maintained two stock-based compensation plans. Through September 30, 2006, we accounted for stock compensation awards under the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). As permitted by SFAS 123, for all periods before September 30, 2006, we measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations using the intrinsic value method and follow the disclosure-only provisions of SFAS 123.

Under the intrinsic value method, compensation expense is determined at the measurement date, generally the date of grant, as the excess, if any, of the estimated fair value of our common stock (the “Stock Price”) and the exercise price, multiplied by the number of options granted. Generally, we grant stock options with exercise prices equal to the Stock Price; however, to the extent that the Stock Price exceeds the exercise price of stock options on the date of grant, we record stock-based compensation expense using the graded vested attribution method over the vesting schedule of the options, which is generally three years.

From inception through the date of the Company’s initial public offering, there was no public market for the Company’s common stock to observe its Stock Price on award grant dates. Therefore, prior to the initial public offering for purposes of applying the intrinsic value method, management estimated the stock price based on the American Institute of Certified Public Accountants Practice Alert No. 00-1, Accounting for Certain Equity Transactions. The estimated fair value of the common stock on the date of grant was based on weighing a variety of different quantitative and qualitative factors including, but not limited to, our financial position, an evaluation of our competition, the economic climate in the marketplace, the illiquid nature of the common stock, contemporaneous and anticipated private sales of the common stock, and an internal analysis of the trading prices of a peer group of comparable public companies. For periods prior to August 1, 2005, we estimated the fair value of common stock based on contemporaneous transactions included in private placement sales of common stock for cash that were executed at or near the grant dates.

Since August 1, 2005, we have estimated the fair value of common stock based on valuation analyses performed for applicable periods which consider several factors including discounted cash flows, the average trading multiples of comparable peer group public companies and the multiples derived from recent purchase and sales transactions of comparable companies in the industry. We believe this approach results in a reasonable application of valuation methodology for all periods.

Effective October 1, 2006, we adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”). Because we used the fair-value-based method for disclosure under SFAS 123, we adopted SFAS 123R using the modified prospective application. Under the modified prospective method, compensation expense that we recognize beginning on that date will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after October 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We have disclosed the pro forma effect of stock-based compensation expenses pursuant to SFAS 123R for periods prior to October 1, 2006 in the financial statements and under the modified prospective transition method, the results for such prior periods will not be restated.

We estimate the fair value of options granted using the Black-Scholes-Merton option valuation model (the “Model”) and the assumptions shown in Note 1 to our financial statements. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on the historical volatility of comparable public companies consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payment. We base the risk-free interest rate that we use in the Model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. For purposes of calculating the pro forma compensation we have used our actual forfeiture rates of between 11% and 13% for all awards which we believe is a reasonable approximation of expected future forfeitures. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Model. We amortize the fair value ratably over the vesting period of the awards, which is typically three years. We may elect to use different assumptions under the Model in the future or select a different option valuation model altogether, which could materially affect our net income or loss and net income or loss per share in the future.  At September 30, 2006, based on the Model, there was approximately $363,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which is to be amortized $90,000, $248,000, $79,000 and $22,000 in fiscal years ending September 30, 2007, 2008, 2009 and 2010 respectively. We recognized $264,000 of expense net of tax effect of $0 (earnings per share $0.04) for the nine months ended June 30, 2007.  The intrinsic value of all outstanding vested and unvested options based on our initial public offering price of $5.00 was $343,000 and $411,000, respectively as of June 30, 2007.

For periods beginning in August 2005 and through June 27, 2007, we estimated the fair value of the stock price on the date of grant for purposes of applying the intrinsic value method after weighing a variety of different quantitative and qualitative factors including, but not limited to, the status of business development, our financial position, the composition and ability of our engineering, operations and management team, the economic climate in the marketplace, the illiquid nature of our common stock, contemporaneous and anticipated private sales of our common stock, the probability of a liquidation event such as an initial public offering or the sale of Bridgeline, and our analysis of a peer group of comparable public company trading prices. Since August 2005, we have estimated the value of common stock using this combination of valuation methodologies, including income, market and transaction approaches. We believe that its valuation of the stock price on the date of grant represents fair value and that the practices and approach employed by us are consistent with the practices recommended by the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately-Held-Company Equity Securities Issued as Compensation, issued in 2004.

As of June 30, 2007, we had 983,432 options outstanding ranging in option prices between $0.003 and $3.75, of which 671,642 were exercisable.

Results of Operations

Comparison of Fiscal Three Months Ended June 30, 2007 and 2006

The following table sets forth certain Consolidated Statements of Operations data expressed as a percentage of revenue for the periods indicated:

	Fiscal Three Months Ended June 30,
	2007	2006
Revenue	100%	100%
Cost of revenue	49	47
Gross profit	51	53
Operating expenses:
Sales and marketing	28	33
General and administrative	31	16
Technology development	8	2
Loss from operations	(16)	2
Interest income (expense), net	(8)	(11)
Net loss	(24%)	(9%)

Revenue, Cost of Revenue and Gross Profit

The following table presents revenue, cost of revenue and gross profit for the fiscal three months ended June 30, 2007 and 2006:

			Net change 2007 vs. 2006
Fiscal Three Months Ended June 30,	2007	2006	$	%
Total revenue	$2,469,000	$2,490,000	$(21,000)	(1)%
Cost of revenue	1,208,000	1,173,000	35,000	3
Gross profit	$1,261,000	$1,317,000	$(56,000)	(4)%

Revenue. Our revenue is generated principally by fees paid for Web Services, Managed Services and Subscription revenue. The following table presents revenue from each of our revenue streams and their respective contribution to revenue in the fiscal three months ended June 30, 2007 and 2006:

			Net change 2007 vs. 2006
Fiscal Three Months Ended June 30,	2007	2006	$	%
Web Services	$1,823,000	$2,017,000	$(194,000)	(10)%
Managed Services	556,000	380,000	176,000	46
Subscription	90,000	93,000	(3,000)	(3)
	$2,469,000	$2,490,000	$(21,000)	(1)%

Revenue from Web Services decreased 10% to $1,823,000 in 2007 from $2,017,000 in 2006. This was primarily due to a change in the revenue mix with one customer whereby Web services revenue decreased by $431,000 or 21% of total Web Services revenue offset by an increase in Managed Services revenue of $239,000 or 63% of total Managed Services revenue. Other Web Services revenues increased $237,000 or 12% in 2007 primarily resulting from new customer engagements.  Other Managed Services revenues decreased by $61,000 or 16% in 2007 principally resulting from expirations of Managed Services agreements that were not renewed.  The total of Web Services and Managed Services revenues decreased $18,000 or 0.8% from three months ended June 30, 2006 compared to the three months ended June 30, 2007.

Subscription revenue consists primarily of continuous access to the on-demand features of our Orgitecture platform.  Subscription revenue decreased 3% to $90,000 in 2007 from $93,000 in 2006 primarily due to the insignificant net loss of existing customers over new customers subscribing to the platform.

Cost of Revenue. Our cost of revenue is classified in accordance with our revenue classifications: Web Services, Managed Services and Subscription revenue. The following table presents cost of revenue from each of our revenue streams and their respective contribution to the cost of revenue in the fiscal three months ended June 30, 2007 and 2006:

			Net change 2007 vs. 2006
Fiscal Three Months Ended June 30,	2007	2006	$	%
Web Services	$1,071,000	$1,064,000	$7,000	1%
Managed Services	133,000	99,000	34,000	34
Subscription	4,000	10,000	(6,000)	(60)
	$1,208,000	$1,173,000	$35,000	3%

Cost of revenue in Web Services increased 1% while Web Services revenues decreased 10%.  This was primarily due to an increase in non-billable direct labor resulting from the lower revenue volume.  Cost of Managed Services increased 34% principally reflecting a proportional increase in Managed Services revenue of 46%.  Cost of Subscription revenue decreased $6,000 or 60% as compared to a decrease in subscription revenue of $3,000 or 3% resulting from cost reductions realized from the consolidation of co-hosting facilities.

Gross Profit.  Our gross profit is generated principally from our revenue less cost of revenue associated with our various revenue categories: Web Services, Managed Services and Subscription revenue. The following table presents gross profit from each of our revenue streams in the fiscal three months ended June 30, 2007 and 2006:

			Net change 2007 vs. 2006
Fiscal Three Months Ended June 30,	2007	2006	$	%
Web Services	$752,000	$953,000	$(201,000)	(21)%
Managed Services	423,000	281,000	142,000	50
Subscription	86,000	83,000	3,000	4
	$1,261,000	$1,317,000	$(56,000)	(4)%

Gross profit decreased 4% or $56,000 mainly due to a decrease in total revenues of 1% or $21,000. Gross profit on Web Services decreased 21% primarily resulting from an increase in non-billable direct labor resulting from a decrease in Web Services revenues of 10% or $194,000.  The Managed Services gross profit increased 50% which was the result of a 46% revenue increase combined with only a 34% increase in cost of Managed Services.  Gross profit from Subscription revenue increased 4% mainly due to a $6,000 decrease in cost of subscriptions resulting from consolidation of co-managed hosting facilities.

Sales and Marketing Expenses. Sales and marketing expenses decreased $127,000 from $819,000 in 2006 to $692,000 in 2007 and as a percent of revenue decreased to 28% in 2007 from 33% in 2006. The decrease in selling and marketing expenses was primarily due to reductions in variable compensation costs ($68,000), advertising ($20,000), collateral printing costs ($14,000) and rent expense ($17,000).

General and Administrative Expenses. General and administrative expenses increased to $764,000, or 31% of revenue, in 2007 compared to $385,000, or 16% of revenue in 2006. The total increase resulted primarily from increases in compensation costs for new hires ($134,000), recruiting ($16,000), professional services including accounting and legal fees associated with our initial public offering registration process ($88,000), state franchise taxes ($11,000), liability insurance ($8,000), depreciation ($8,000), bad debt expense ($21,000), computer software expenses ($30,000) and the  stock-based compensation costs resulting from the implementation of SFAS123R ($33,000).

Technology Development Expenses. Technology development expenses increased to $206,000, or 8% of revenues, in 2007 compared to $62,000, or 2% of revenues, in 2006. The increase resulted primarily from product development activities related to the on-demand product initiative including additional full time employee resources ($80,000), outside consultants ($40,000) and stock-based compensation costs resulting from  the implementation of SFAS123R ($13,000).

Interest Expense. Interest expense decreased $78,000 from $268,000 in 2006 to $190,000 in 2007 and as a percentage of sales decreased from 11% to 8% mainly resulting from the full amortization of the debt discount on Senior Notes Payable and capitalized debt fees during the three months ended June 30, 2007.

Comparison of Nine Fiscal Months Ended June 30, 2007 and 2006

The following table sets forth certain Consolidated Statements of Operations data expressed as a percentage of revenue for the periods indicated:

	Nine Fiscal Months Ended June 30,
	2007	2006
Revenue	100%	100%
Cost of revenue	48	47
Gross profit	52	53
Operating expenses:
Sales and marketing	32	33
General and administrative	27	19
Technology development	8	2
Loss from operations	(15)	(1)
Interest income (expense), net	(12)	(5)
Net loss	(27%)	(6%)

Revenue, Cost of Revenue and Gross Profit

The following table presents revenue, cost of revenue and gross profit for the fiscal nine months ended June 30, 2007 and 2006:

			Net change 2007 vs. 2006
Fiscal Nine Months Ended June 30,	2007	2006	$	%
Total revenue	$7,001,000	$6,059,000	$942,000	16%
Cost of revenue	3,364,000	2,842,000	522,000	18
Gross profit	$3,637,000	$3,217,000	$420,000	13%

Revenue. Our revenue is generated principally by fees paid for Web Services, Managed Services and Subscription revenue. The following table presents revenue from each of our revenue streams and their respective contribution to the increase in revenue in the nine months ended June 30, 2007 and 2006:

			Net change 2007 vs. 2006
Fiscal Nine Months Ended June 30,	2007	2006	$	%
Web Services	$5,507,000	$4,777,000	$730,000	15%
Managed Services	1,153,000	958,000	195,000	20
Subscription	341,000	324,000	17,000	5
	$7,001,000	$6,059,000	$942,000	16%

Revenue from Web Services increased 15% to $5,507,000 in 2007 from $4,777,000 in 2006. This growth was primarily due to engagements with new customers ($1,891,000) combined with decreased revenue resulting from the completion of prior customers’ engagements ($794,000) combined with a decrease in revenues from existing customers ($290,000).

Managed Services revenue consists primarily of retained maintenance services agreements and Web hosting arrangements. Revenue from Managed Services increased $195,000 or 20% due to increased services provided to our existing customers.

Subscription revenue consists primarily of continuous access to the on-demand features of our Orgitecture platform.  Subscription revenue increased 5% to $341,000 in 2007 from $324,000 in 2006 and remained relatively unchanged at approximately 5% of total revenues for the nine months ended June 30, 2007 and 2006.

Cost of Revenue.  Our cost of revenue is generated principally by costs associated with our various revenue categories: Web Services, Managed Services and Subscription revenue. The following table presents cost of revenue from each of our revenue streams in the nine months ended June 30, 2007 and 2006:

			Net change 2007 vs. 2006
Fiscal Nine Months Ended June 30,	2007	2006	$	%
Web Services	$3,066,000	$2,550,000	$516,000	20%
Managed Services	279,000	252,000	27,000	11
Subscription	19,000	40,000	(21,000)	(52)
	$3,364,000	$2,842,000	$522,000	18%

Total cost of revenue increased 18% as compared to an increase in total revenue of 16%.  Cost of sales for Web Services increased 20% as compared with an increase in Web Services revenue of 15%, principally the result of a reduction in billable direct labor and stock-based compensation costs resulting from implementation of SFAS 123R in 2007.  Cost of revenue for Managed Services increased 11% as compared to a 20% increase in Managed Services revenue resulting from service price increases combined with reduced costs from consolidating co-managed hosting facilities.   Cost of subscription revenue decreased 52% as compared to an increase in Subscription revenue of 5% resulting principally from reduced costs associated with consolidating our co-managed hosting facilities.

Gross Profit.   The following table presents gross profit from each of our revenue streams in the nine months ended June 30, 2007 and 2006:

			Net change 2007 vs. 2006
Fiscal Nine Months Ended June 30,	2007	2006	$	%
Web Services	$2,441,000	$2,227,000	$214,000	10%
Managed Services	874,000	706,000	168,000	24
Subscription	322,000	284,000	38,000	13
	$3,637,000	$3,217,000	$420,000	13%

Gross profit increased 13% mainly due to the 16% increase in revenue combined with the increased pricing and lower costs associated with Managed Services revenues and a 52% decrease in cost of revenue for Subscriptions combined with a 5% increase in Subscription revenue.

Sales and Marketing Expenses. Sales and marketing expenses increased $287,000 from $1,982,000 in 2006 to $2,269,000 in 2007, but remained primarily consistent as a percentage of revenue. The increase in selling and marketing expenses was primarily due to increased compensation costs resulting from the New Tilt acquisition ($162,000), additional rental expense due to expansion of our facility in Woburn, MA ($69,000) and stock-based compensation costs resulting from the implementation of SFAS123R ($35,000).

General and Administrative Expenses. General and administrative expenses increased $721,000 to $1,859,000, or 27% of revenue in 2007, compared to $1,138,000, or 19% of revenue in 2006. The total increase resulted primarily from additional compensation costs related to new hires ($328,000), increase in professional  services including accounting and legal fees associated with our initial public offering process ($127,000), additional depreciation on new fixed asset purchases ($41,000), additional recruiting expenses ($30,000), additional rent expense resulting from the New Tilt acquisition ($23,000) and stock-based compensation costs resulting from the adoption of SFAS 123R ($114,000).

Technology Development Expenses. Technology development expenses increased to $552,000, or 8% of revenues, in 2007 compared to $114,000, or 2% of revenues, in 2006. The increase resulted primarily from product development activities for the on-demand product initiative which included increases in full time staff dedicated to the initiative ($264,000), outside services contracted for the new product development ($100,000) and stock-based compensation costs resulting from the implementation of SFAS123R ($46,000).

Interest Expense. Interest expense increased $556,000 from $320,000 in 2006 to $876,000 in 2007 and as a percentage of sales increased from 5% to 12%, mainly due to increases in the contractual interest on our Senior Notes Payable resulting from Note extensions ($223,000) and the amortization of debt discount and deferred financing fees recorded in connection with the Senior Notes Payable ($371,000).

Liquidity and Capital Resources

We have historically funded our operations principally through issuances of short-term debt and private equity. In April 2006, we completed a private placement financing in the amount of $2,800,000 and received net proceeds of $2,434,000 after financing fees.  In April 2007, we issued secured promissory notes to its Chief Executive Officer and a member of the Board of Directors aggregating $200,000 and in June 2007, we borrowed $83,000 under the Company’s short term financing agreement described above.  We have incurred annual losses since commencement of operations in 2000 and have used a significant amount of cash to fund our operations over the last several years. As a result, we have a working capital deficit of $4,056,000 and an accumulated deficit of $6,082,000 at June 30, 2007.

In July 2007, we completed an initial public offering and received net proceeds of approximately $13,913,000, a portion of which was used to repay the debt obligations described above. The remaining proceeds will provide us with working capital to fund current operations and to fund long term cash requirements.

As of June 30, 2007, as part of both the Interactive Applications Group, Inc (“iapps”) and New Tilt acquisitions, we have remaining contingent acquisition obligations to both of these prior entities’ shareholders which are to be paid in cash up to a maximum of $87,000, $325,000 and $240,000 for the fiscal years ending September 30, 2007, 2008, and 2009, respectively provided that the contingent results are achieved.   On July 5, 2007, we completed the acquisition of Objectware, Inc. (“OW”) whereby the Company incurred an additional contingent acquisition obligation of $1,800,000 which is payable in the form of cash (40%) and common stock (60%) payable over three years commencing July 2007 provided contingent results are achieved.  The contingent acquisition obligations of iapps, New Tilt and OW are based on the achievement of positive EBITDA, as defined in the acquisition agreements.

Cash Flows

Operating Activities

Our net cash used in operating activities was $403,000 and $294,000 for the nine months ended June 30, 2007 and 2006. The increase in cash used in operating activities corresponds to the increase in net loss during the periods combined with the increase in costs directly attributable to our initial public offering.

At June 30, 2007, we had a working capital deficit of $4,056,000 compared to a working capital deficit of $864,000 at June 30, 2006. The increase as of June 30, 2007 was primarily a result of continued loss from operations.

At June 30, 2007, we had receivables of $1,504,000. This compares to $1,443,000 in receivables at September 30, 2006. The level of trade receivables at June 30, 2007 and September 30, 2006 represented approximately 55 and 45 days of revenues, respectively. We typically require 30-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes, the timing of implementation of services, receipts from large customers, and other contract payments. Unbilled receivables at June 30, 2007 decreased $304,000 from September 30, 2006 principally due to the timing of billing in accordance with stated contract terms.

Investing Activities

Net cash used in investing activities was $321,000 and $735,000 for the nine months ended June 30, 2007 and 2006, primarily used in connection with our acquisition of iapps and New Tilt. We expect to incur more costs for future acquisitions and capital expenditures as well as contingent earn-out related to our prior acquisitions.  At June 30, 2007, such contingent earn-out payments aggregated to $652,000 to be paid $87,000, $325,000, and $240,000 in our fiscal years ending September 30, 2007, 2008 and 2009, respectively.  On July 5, 2007, we completed the acquisition of OW whereby the Company incurred an additional contingent acquisition obligation of $1,800,000 which is payable in the form of cash (40%) and common stock (60%) payable over three years commencing July 2007 provided contingent results are achieved.  We expect to fund the investing activities described above, as well as future acquisitions, from future operations and the proceeds of our initial public offering.

Financing Activities

Net cash provided by financing activities was $315,000 and $2,079,000 for the nine months ended June 30, 2007 and 2006.  The cash provided by financing activities in the nine months ended June 30, 2006 was primarily provided by the private placement of short-term debt of $2,800,000 described above, offset by $366,000 in associated fees. Subsequent to June 30, 2007, the Company completed its initial public offering and retired the Senior Notes Payable in July 2007.

We currently do not have any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Capital Resources and Liquidity Outlook

The Securities and Exchange Commission declared our registration statement effective on June 28, 2007 and we closed on the proceeds of the initial public offering of approximately $13,913,000 in July 2007.  The Company believes that after repayment of the debt obligations described above, the remaining proceeds from the public offering are sufficient to fund current operations and the long-term cash requirements.

Inflation

We do not believe that inflation has had a significant impact on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Obligations

We lease our corporate headquarters in Woburn, Massachusetts. We also lease facilities in New York, New York; Washington, D.C.; and Bangalore, India.

Our other contractual obligations include certain equipment acquired under capitalized lease agreements that begin to expire in fiscal year 2009. We have no contractual obligations extending beyond five years.

The following summarizes our long-term contractual obligations as of June 30, 2007:
(in thousands)
	FY 07	FY 08	FY 09	FY 10	FY 11	FY 12	Totals
Payment Obligations by Year
Operating leases (A)	$113	$462	$318	$315	$307	$—	$1,515
Capital lease obligations	21	82	56	28	17	10	214
Contingent acquisition payments (B)	87	325	240	—	—	—	652
Short-term debt (including interest)	3,279	—	—	—	—	—	3,279
Total	$3,500	$869	$614	$343	$324	$10	$3,500

(A)	Net of sublease income
(B)	The contingent acquisition payments are maximum potential earn-out consideration payable to the former owners of iapps and New Tilt. Amounts actually paid may be less.

Recent Accounting Requirements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement - including the reversing effect of prior year misstatements - but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. We have evaluated SFAS 108 and believe its adoption will not materially impact our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United State of America, and expands disclosures about fair value measurements. SFAS 157 prioritizes the inputs to valuation techniques used to measure fair value into a hierarchy containing three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. SFAS No. 157 is effective for interim and annual financial statements for fiscal years beginning after November 15, 2007. Upon initial adoption of SFAS 157, differences between the carrying value and the fair value of those instruments shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for that fiscal year, and the effect of subsequent adjustments resulting from recurring fair value measurements shall be recognized in earnings for the period.  We are currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize the impact of a tax position in the financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We have evaluated FIN 48 and believes its adoption will not materially impact the consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of the adoption of this statement on our results of operations and financial condition.

Item 3.    Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Board of Directors, acting through its Audit Committee, is responsible for the oversight of our accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The independent registered public accounting firm has full and unlimited access to the Audit Committee, with and without management, to discuss the adequacy of internal control over financial reporting, and any other matters that they believe should be brought to the attention of the Audit Committee.

In connection with the audit of our financial statements as of and for the year ended September 30, 2006, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting.  A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We were advised that our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. This control deficiency contributed to material weaknesses in internal control with respect to accounting for revenue recognition, equity and acquisitions.

In preparation for our initial public offering, we engaged a consultant experienced in accounting and financial reporting who assisted us in preparing our financial statements. We have begun the process of identifying candidates to assume newly created positions in our company, one of which will be at the vice-president level, with specific responsibilities for external financial reporting, internal control, revenue recognition and purchase accounting. Some of such resources were secured during the fiscal third quarter of 2007 and we intend to have additional resources in place sometime during the fourth quarter of fiscal year 2007.  We estimate that the annual cost of the new positions referred to above will be between $250,000 and $350,000.  In addition, we expect to incur significant additional costs in the future. While we expect to complete the process of bringing our internal control documentation into compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as quickly as possible, we cannot at this time estimate how long it will take to complete the process or its ultimate cost.  We expect such costs to be significant.

Management has discussed these corrective actions with the audit committee and UHY, LLP, our independent registered public accounting firm, but it is uncertain that the Company will be fully successful in remediating its control weaknesses.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the nine months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.    Defaults Upon Senior Securities.
Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.     Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Description of Document

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgeline Software, Inc.
(Registrant)

August 14, 2007	/s/ Thomas L. Massie
Date	Thomas L. Massie Chief Executive Officer (Principal Executive Officer)

August 14, 2007	/s/ Gary M. Cebula
Date	Gary M. Cebula Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.