Form 10KSB
period 2007-09-30
Bridgeline Software, Inc.
filed 2007-12-26
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 333-139298

Bridgeline Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2263942
State or Other Jurisdiction of Incorporation	IRS Employer Identification No.

10 Sixth Road
Woburn, Massachusetts	01801
(Address of Principal Executive Offices)	(Zip Code)

(781) 376-5555
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market, LLC

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act   ☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒      No  ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB   ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒

The issuer's revenues for its most recent fiscal year $11,200,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $24,367,324 based on the closing price of $3.71 of the issuer’s common stock, par value $.001 share, as reported by NASDAQ on December 11, 2007.

As of December 11, 2007, there were 8,653,949 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2007 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended September 30, 2007, are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III.

Transitional Small Business Disclosure Format (check one):   Yes  ☐     No ☒

Forward Looking Statement
Statements contained in this Annual Report on Form 10-KSB that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of Bridgeline Software, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include our limited operating history, our license renewal rate, our inability to manage our future growth efficiently or profitably, our inability to find, complete and integrate additional acquisitions, the acceptance of our products, the performance of our products, our dependence on our management team and key personnel, our ability to hire and retain future key personnel or the impact of competition and our ability to maintain margins or market share.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Software, Inc.

PART I

Item 1.    Business.

Overview

Bridgeline Software is a developer of web application management software and award-winning web applications that help organizations optimize business processes.  Bridgeline’s software and services help customers maximize revenue, improve customer service and loyalty, enhance employee knowledge, and reduce operational costs by leveraging web based technologies.

Bridgeline’s iAPPS® Framework and Product Suite are SaaS (software as a service) solutions that unify Content Management, Analytics, eCommerce, and eMarketing capabilities; enabling business users to enhance and optimize the value of their web properties. Combined with award-winning application development services, Bridgeline believes they helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, and mission-critical web applications.

The iAPPS® Product Suite is delivered through a SaaS business model, in which we deliver our software over the Internet while providing maintenance, daily technical operation and support.

Bridgeline Software’s team of Microsoft®-certified developers specialize in end-to-end web application development, information architecture, usability engineering, SharePoint development, rich media development, search engine optimization, and fully-managed application hosting.

Products and Services

Software Products

On-Demand (SaaS) Web Application Management Software - iAPPS®

Business processes, regardless of industry or vertical market, fall into common categories.  Our research found companies must consistently address issues surrounding security, workflow, version control, and user management.  While the processes of individual entities may vary, the underlying elements mentioned above share common characteristics.  Over the last two and a half years, we have developed a very powerful and scalable .NET application development framework based on leveraging these common characteristics.  We call our framework iAPPS®.  In August 2007, we released the iAPPS® framework.

The iAPPS® framework offers a unified, common set of shared services that are critical to today’s business web environments.  The iAPPS® framework empowers companies and developers to create websites and web applications with advanced business logic, state-of-the-art graphical user interfaces, and improved quality – all in a shorter timeframe with less coding than is typically required by comparable products.  The iAPPS®  framework allows our application development teams to develop web applications based on analyzing and optimizing our customers’ business processes, and then map the results to a common software component solution. While a very powerful concept on its own, the real synergies come together when the iAPPS® framework is combined with the iAPPS® product suite of website and application management products.  The iAPPS® product suite includes:

•
iAPPS® Content Manager (released in October 2007) allows non-technical users to create, edit, and publish content via a browser-based interface. The advanced, easy-to-use interface will allow businesses to keep content and promotions fresh - whether for a public commercial site or a company intranet. The iAPPS® Content Manager will handle the presentation of content based on a sophisticated indexing and security scheme that includes management of front-end access to online applications. The system will provide a robust library functionality to manage permissions, versions and organization of different content types, including multimedia files and images. Administrators will be able to easily configure a simple or advanced workflow.  The system can accommodate the complexity of larger companies with strict regulatory policies. In addition, the open nature of the iAPPS®  Framework allows for the integration of this content management system functionality into any .NET-based web application.

•
iAPPS® Analytics (planned release in February 2008) will provide Bridgeline Software customers the ability to manage, measure and optimize their web presence by recording detailed events and subsequently mine data within a web application for statistical analysis. Our customers will have access to information regarding where their visitors are coming from, what content and products their viewers are most interested in, and how they navigate through a particular web application. Through user-definable web reports, iAPPS®  Analytics will provide insight into areas like visitor usage, content access, age of content, actions taken, and event triggers, and will report on both client and server-side events. iAPPS®  Analytics will also be used to track events and create integrated reports across the entire iAPPS® product suite including campaign management (iAPPS®  Marketier), content management (iAPPS®  Content Manager) and commerce (iAPPS®  Commerce).

•
iAPPS® Commerce (planned released in mid 2008) will provide an online eCommerce solution to assist Bridgeline's customers in maximizing and managing all aspects of their commerce initiatives. The customizable dashboard will provide customers with a real-time overview of the performance of their online stores, such as sales trends, demographics, profit margins, inventory levels, inventory alerts, fulfillment deficiencies, average check out times, potential production issues, and delivery times. Commerce will also provide backend access to payment and shipping gateways. In combining iAPPS®  Commerce with Analytics and Marketier, our customers can take their commerce initiatives to a new level by personalizing their product offerings, improving their marketing effectiveness, and providing value-added services or cross selling products.

•
iAPPS® Marketier (planned release at the end of 2008) will provide a marketing lifecycle management tool that will include customer transaction analysis, email management, surveys and polls, event registration and issue tracking to measure campaign return on investments and client satisfaction. Web site content and user profiling will be leveraged to deliver targeted campaigns and stronger customer relationships. The email management features will provide comprehensive reporting capabilities including success rate, and recipient activity such as click-thrus and opt-outs. The iAPPS® Marketier will integrate with leading customer relationship management systems (CRM's) such as Salesforce.com and leading ad banner engines such as Google.

The iAPPS® framework and product suite are available as a Software-as-a-Service (SaaS) business model, with associated maintenance, daily technical operation, and support, or as a commercially licensed and supported internal solution for customers preferring a dedicated server environment (within their firewall or at one of our facilities).  Due to the flexibility of the core architecture, the iAPPS® framework and product suite can also be sold as a traditional perpetual software license arrangement.

On-Demand (SaaS) Web Tools - OrgitectureTM

Our Orgitecture TM platform, developed several years ago, provides customers with an integrated suite of on-demand (SaaS) Web-based tools designed to streamline Web site management and reduce web related development costs. Orgitecture offers the stability, reliability and economies of scale of a subscription-based service.

Developed on open source standards, Orgitecture facilitates the development and deployment of Web properties. Web solutions developed on Orgitecture are modular by design, so customers can add functionality as their needs evolve. Every Orgitecture Web site is customized by our developers to meet the unique needs of our customers. Software modules include: Web content management, survey tools, calendaring, email newsletters, online registration, and ecommerce.

Our newly developed iAPPS® web application management software will replace Orgitecture.  We plan to migrate Orgitecture customers to the iAPPS® Framework over the next 18-24 months.

Revenue from sales of on-demand SaaS web tools are reported as Subscriptions in the accompanying financial statements.

Web Application Development Services

Web Application Development

Web application development services address specific customer needs such as usability engineering, information architecture, application development, rich media development, and search engine optimization.  We sell these custom services through our internal direct sales force.  Web application development engagements often include our software products or hosting arrangements that provide for the use of certain hardware and infrastructure at one of our co-managed network operating centers.  Web application development services are often sold as part of multiple element arrangements wherein retained professional services and/or hosting (i.e., Managed Services) are provided subsequent to completion of the web application development.

Information Architecture

Information Architecture is a design methodology focused on structuring information to ensure that users can find the appropriate data and can complete their desired transactions within a Web site or a Web application.  Understanding users and the context in which users will be initiating with a Web application is central to information architecture.  Information architects try to put themselves in the position of a typical user of an application to better understand a user’s characteristics, behaviors, intentions and motivations.  At the same time, the information architect develops an understanding of a Web application’s functionality and data structures.  The understanding of these components enables the architect to make customer centric decisions about the end user and then translate those decisions into site maps, wire frames and clickable prototypes.

Information architecture forms the foundation of a Web application’s usability.  The extent to which a Web application is user-friendly and is widely adopted by a user base is primarily dependent on the success of the information architecture.  Information architecture defines how well users can navigate through a Web site or application and how easily they can find the desired information or function.  As Web application development becomes more standard and commoditized, information architecture will increase as a differentiator for application developers.

Usability Engineering

The Web was originally conceived as a hypertextual information space, but the development of increasingly sophisticated user interfaces and applications has fostered its use as a remote software interface. This dual nature has led to much confusion, as user experience has been mixed. Today, usability engineering is a critical component towards developing any successful Web based application.

By integrating usability into traditional Web development life cycles, we believe our usability engineers can significantly enhance a user experience.  Our usability professionals provide the following services:  usability audits, information architecture, process analysis and optimization, interface design and user testing.

Our systematic and user-centered approach to Web development focuses on developing Web applications that are intuitive, accessible, engaging, and effective. Our goal is to produce a net effect of increased traffic, improved visitor retention, increased user productivity, reduced user error, lower support cost, and reduced long-term development cost.

Search Engine Optimization (SEO)

Bridgeline Software helps customers maximize the effectiveness of their online marketing activities to ensure that their web applications can be exposed to the potential customers that use search engines to locate products and services. Bridgeline’s SEO services include competitive analysis, website review, keyword generation, proprietary leading page technology, ongoing registration, monthly reports, and monitoring.

Revenue from the above Web application development services is reported as Web Development Services in the accompanying financial statements.

Managed Services (including Hosting)

Many of our customers hire us to host and manage the web applications we develop.  Bridgeline provides a complete outsourcing solution through our fully managed hosting services.  Our hosting facility includes dedicated in-house production and development servers, as well as a dedicated, 24-hour monitored co-location facility for mission critical applications.

Through our partnership with Savvis and Internap, we offer co-location services in state-of-the-art data centers.  We provide 24/7 application monitoring, emergency response, version control, load balancing, managed firewall security, and virus protection services.  We provide shared hosting, dedicated hosting, and SaaS hosting for our customers.

We also offer our customers retained professional services.   These services are either contracted for on an “on call” basis or for a certain amount of hours each month.  Such arrangements generally provide for a guaranteed availability of a number of processional services hours each month on a “use it or lose it” basis.

Revenue from Managed Services are reported as Managed Services in the accompanying financial statements.

Sales and Marketing

Bridgeline Software employs a direct sales force and each sale is typically a time intensive sale taking anywhere from 30 days to 180 days on average to consummate.  Our direct sales force focuses its efforts selling to medium-sized business and large business. These businesses are typically in the following vertical markets:  Financial services, life sciences, high technology, foundations, and government agencies.

We have five geographic locations in the United States with full-time professional direct sales staffs.  Our geographic locations are in the Atlanta area, Boston area, Chicago area, New York area, and Washington DC area.

Four phase engagement methodology

We use an accountable, strategic engagement process developed specifically for target companies that require a technology based professional approach, such as middle market type companies.  We believe it is critical to qualify each opportunity and to assure our skill set and tools match up well with the customer’s needs. As an essential part of every engagement, we believe our four phase engagement methodology streamlines our customer qualification process, strengthens our relationship with our customer, ensures our skill set and tools match the customer’s needs, and we believe results in the submission of accurate proposals.

Organic growth from existing customer base

We have specific programs that consistently market our brand, web application development software, and our services. Our business development professionals seek ongoing business opportunities within our customer base and within other operating divisions or subsidiaries of our existing customer base.

New customer acquisition

In the geographies in which we operate, we identify target customers within our vertical expertise (financial services, life sciences, high technology, foundations, and government). Our business development professionals develop an annual territory plan identifying various strategies to engage our target customers.

Customer retention programs

We use email marketing capabilities when marketing to our customer base. We email eNewsletters, internally generated whitepapers, and Company announcements to our customers. In addition we host educational on-line seminars on a regular basis.

New lead generation programs

We generate targeted leads and new business opportunities by leveraging on-line marketing strategies. We receive leads by maximizing the search engine optimization of our own web site. Through our web site, we provide various educational white papers and promote upcoming on-line seminars. In addition we pay for banner advertisements on various independent newsletters, and paid search advertisements that are linked to our web site. We also participate and exhibit at targeted events.

Acquisitions

Bridgeline Software plans to expand its distribution of iAPPS® and its web application development services throughout North America.  Due to the individualized nature of our sales process and delivery requirements, we believe local staff is required in order to maximize market-share results.

We believe the Web application development market in North America is growing and is fragmented. We believe that established yet small Web application development companies have the ability to market, sell and install our iAPPS® Framework and web application management software in their local metropolitan markets.  In addition, we believe that these companies also have a customer base and a niche presence in the local markets in which they operate. We believe there is an opportunity for us to acquire multiple companies that specialize in Web application development and are based in other large North American cities in which we currently do not operate.  We believe by acquiring certain of these companies and applying our business practices and efficiencies, we can accelerate our time to market in areas other than those in which we currently operate.

Since our initial public offering on June 29, 2007, we have completed the following two acquisitions:

•	In July 2007, we acquired Objectware, Inc., an Atlanta, Georgia-based company.
•	In August 2007, we acquired Purple Monkey Studios, Inc., a Chicago, Illinois-based company.

We believe these acquisitions contribute to our business strategy by providing us with new geographical distribution opportunities, an expanded customer base, an expanded sales force and an expanded developer force. In addition, integrating the acquired businesses into our existing operations allowed us to consolidate the finance, human resources, legal marketing, research and development, and other expenses of the acquired businesses with our own, reducing the aggregate of these expenses for the combined businesses, and resulting in improved over-all operating results.

Research and Development

Our software development efforts reside in our development center located in Bangalore, India.  We invested approximately $791 thousand in research and development activities for the fiscal year ended September 30, 2007, and we invested approximately $176 thousand in research and development activities for the fiscal year ended September 30, 2006.  We believe the cost of India based software developers are 70% lower than the cost of United States based software developers.

Employees

We employed 138 employees worldwide as of September 30, 2007.  Substantially all of those employees are full time employees.

Customers

We primarily serve five markets that we believe have a history of investing in information technology enhancements and initiatives.  These markets are:

•	Financial services
•	Life sciences
•	High technology
•	Foundations and non profit organizations
•	Federal and state government agencies

We have more than 355 customers of which one customer, Nomura Securities, generated more than 15% of revenue in the fiscal year ended September 30, 2007.  No other customer generated more than 5% of revenue during such period.

Competition

The market for our products and services, including Web application development software and Web application development services is highly competitive, fragmented, and rapidly changing. Barriers to entry in such markets remain relatively low. The markets are significantly affected by new product introductions and other market activities of industry participants. With the introduction of new technologies and market entrants, we expect competition to persist and intensify in the future.

We believe that we compete adequately with the others and distinguish ourselves from the competitors in a number of ways.  We believe that our competitors generally offer their Web application development software without directly providing Web application development services.  In addition our competitors that offer their Web application development software typically offer only single point of entry type products as compared to a unified framework approach.  Our ability to develop applications on multiple platforms and the existence of our own Web application development software distinguishes us from our competition.  We also believe that our products have been designed for ease of use without substantial technical skills.  In addition to the above factors, we believe our Web application development software has a lower cost of ownership than the solutions provided by most of our competitors.

Available Information

This Annual Report on Form 10-KSB, as well as our quarterly report on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available free of charge, on our website (www.bridgelinesw.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Copies of the following are also available free of charge through our website under the caption “Governance” and are available in print to any shareholder who requests it:

•	Code of Business Ethics

•	Committee Charters for the following Board committees: Nominating and Corporate Governance, Audit and Compensation committees respectively.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information regarding the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information and can be found at (http://www.sec.gov).

Item 2.    Description of Properties

Our headquarters are located twelve miles north of Boston, Massachusetts at 10 Sixth Road, Woburn, Massachusetts 01801.This office also serves as our New England business unit. The following table lists our offices, all of which are leased:

Location	Address	Size
Woburn, Massachusetts	10 Sixth Road Woburn, Massachusetts 01801	9,335 square feet, professional office space
New York, New York	104 West 40thStreet New York, New York 10018	4,400 square feet, professional office space
Washington, D.C.	2639 Connecticut Ave., NW Washington, D.C. 20008	9,383 square feet, professional office space
Bangalore, India	71 Sona Towers, West Wing Millers Rd., Bangalore 560 052	7,800 square feet, professional office space
Norcross, Georgia	5555 Triangle Parkway Norcross, Georgia 30092	7,068 square feet, professional office space
Reston, Virginia	11440 Commerce Park Drive, Suite 502, Reston, VA 20191	1,413 square feet, professional office space
Oak Park, Illinois	124 South Marion Street Oak Park, Illinois, 60302	7,350 square fee, professional office space

In fiscal 2006, we also assumed a lease in conjunction with an acquisition for professional office space located in Cambridge, Massachusetts.  Shortly after completing the acquisition, the operations were consolidated into our Woburn, Massachusetts location and we commenced subleasing this facility effective January 15, 2007.

Item 3.    Legal Proceedings

From time to time we are subject to ordinary routine litigation and claims incidental to our business.  As of September 30, 2007, Bridgeline Software is not engaged with any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year.

Part II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Capital Market under the symbol BLSW. Trading of our common stock commenced on June 29, 2007, following completion of our initial public offering.

Year Ended September 30, 2007	High	Low

Third Quarter	$5.05	$4.30
Fourth Quarter	5.09	2.58

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our shareholders in the near future. As of December 11, 2007, our common stock was held by approximately 163 shareholders of record.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following summarizes all sales of our unregistered securities during the fiscal year ended September 30, 2007. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes.

Acquisitions

Objectware - The acquisition of Objectware, Inc. closed on July 5, 2007.  At that time, we issued 610,716 shares of our common stock to the sole stockholder of Objectware as partial consideration in our acquisition.

Purple Monkey Studios, Inc.– The acquisition of Purple Monkey Studios, Inc. closed on August 31, 2007.  At that time we issued an aggregate of 476,846 shares of our common stock to the two stockholders of Purple Monkey Studios as partial consideration in our acquisition.

The securities issued as consideration in our acquisitions were issued to U.S. investors in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Warrants

In the fiscal year ended September 30, 2007, we issued 59,724 shares of our common stock pursuant to the exercise of outstanding warrants.

The shares of common stock issued upon exercise of such warrants were issued in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Options

In the fiscal year ended September 30, 2007, we issued 27,831 shares of our common stock pursuant to the exercise of vested stock options.  In the fiscal year ended September 30, 2007, we granted options to purchase equity shares on the following dates and amounts:

Date	Number	Exercise Price

October 20, 2006	31,880	$3.75
December 9, 2006	5,000	$3.75
April 23, 2007	113,998	$3.75
July 5, 2007	42,500	$1.74
July 9, 2007	37,000	$4.60
August 31, 2007	37,400	$3.92

The securities were issued exclusively to our directors, executive officers, employees and consultants. The issuance of options and the shares of common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or, for securities issued after our initial public offering, the exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Our initial public offering of common stock was completed through our Registration Statement on Form SB-2, Commission file number 333-139298, that was declared effective by the Securities and Exchange Commission on June 28, 2007. Our initial public offering commenced on June 29, 2007 and closed on July 5, 2007.  Pursuant to our initial public offering we registered a total of 3,000,000 shares of common stock, with an aggregate offering price of $15,000,000.  In addition, we granted the underwriters an option to purchase an additional 450,000 shares of common stock, with an aggregate offering price of $2,250,000.  We sold a total of 3,200,000 shares of common stock at an initial public offering price of $5.00 per share, including 200,000 shares of common stock purchased as part of the over-allotment option, for an aggregate offering price of $16,000,000.  The managing underwriting in our initial public offering was Joseph Gunnar & Co., LLC.

We received net proceeds from the offering of approximately $13.5 million, after deducting the underwriting discount and other offering costs. Since the closing of our initial public offering on July 5, 2007, we have used net proceeds from our initial public offering as follows: $2.8 million to repay outstanding debt, $4.2 million to complete the acquisitions of Objectware, Inc. and Purple Monkey Studios, Inc. and the remainder for working capital and other general corporate purposes, which may include acquisitions of other businesses.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or to any persons owning ten percent or more of any class of our equity securities or to any other affiliates

Item 6.    Management’s Discussion and Analysis or Plan of Operation

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including  our limited operating history, our history of operating losses, our ability to continue to grow sales, the acceptance of our products, our ability to deliver services efficiently, growing competition, our ability to find, make and efficiently integrate acquisitions, our ability to leverage our existing cost structure as acquisitions are completed and our dependence on our management team and key personnel.  These and other risks are more fully described in our Registration Statement on Form SB-2 dated June 28, 2007 and our other filings with the Securities and Exchange Commission.

This section should be read in combination with the accompanying audited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview:

Founded in 2000, Bridgeline Software, Inc. (Bridgeline or the Company) is a developer of web application management software and award-winning web applications that help organizations optimize business processes.  Our software and services are designed to assist customers in maximizing revenue, improve customer service and loyalty, enhance employee knowledge, and reduce operational costs by leveraging web based technologies.

Our internally developed web application management software products (iAPPS® and Orgitecture™) are SaaS (software as a service) solutions that unify Content Management, Analytics, eCommerce, and eMarketing capabilities; enabling users to enhance and optimize the value of their web properties. Combined with award-winning web application development services, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, and mission-critical web applications.

We have a team of Microsoft®-certified developers that specialize in end-to-end web application development, information architecture, usability engineering, SharePoint development, rich media development, search engine optimization, and fully-managed application hosting.

Our marketing and selling efforts focus on medium-sized business and large business. These businesses are typically in five vertical markets:  Financial services, life sciences, high technology, foundations, and government agencies.  We have five geographic specific locations in the United States that have professional direct sales management in each location.  They are in the Atlanta area, Boston area, Chicago area, New York area, and Washington DC area.

In 2007, approximately 66% of our customer base paid Bridgeline Software a monthly subscription fee or a monthly managed service fee.  In 2007 approximately 62% of our total revenue was from existing customers demonstrating a deep customer traction model.   The majority of our revenue in 2007 was driven from our web application development services.

Bridgeline Software plans to expand its distribution of iAPPS® and its web application development services throughout North America.  Due to the high-touch nature of our sales process and delivery requirements, we believe local staff is required in order to maximize market-share results.

We believe the Web application development market in North America is growing and is fragmented. We believe established yet small Web application development companies have the ability to market, sell and install our iAPPS® Framework and web application management software in their local metropolitan markets.  In addition, we believe these companies also have a customer base and a niche presence in the local markets in which they operate. We believe there is an opportunity for us to acquire multiple companies that specialize in Web application development and are based in other large North American cities.  We believe that by acquiring certain of these geographic specific companies and applying our business practices and efficiencies, we can accelerate our time to market in areas other than those in which we currently operate.

Our expansion strategy led us to the recent acquisitions of Objectware in Atlanta and Purple Monkey Studios in Chicago.  We now have a geographical presence in five areas in the United States and expect to make additional expansion acquisitions over the next twelve months.

The fourth quarter of fiscal 2007 marked yet another milestone for Bridgeline.  We achieved sales of $4.1 million during the quarter, a record quarter in sales volume.  We achieved net income of $23 thousand for the quarter ended September 30, 2007.  In addition, we achieved record earnings before interest, taxes, depreciation and amortization (“EBITDA”) and before stock compensation of $294 thousand.  A reconciliation of net Income to EBITDA for the fiscal year is included below under Results of Operations.  This improved performance came during a year in which we completed two acquisitions and started the integration of each while our existing business experienced growth in sales.  A more detailed discussion is contained below.  This fourth quarter performance helped contain our operating loss to $1.9 million in fiscal 2007 when compared to a $1.4 million loss in fiscal 2006.

There are a number of items that affect the comparison of fiscal 2007 to 2006.  These items include:

•	We completed the acquisition of Objectware on July 5, 2007. The results for fiscal 2007 include approximately three months of results from this acquisition.
•	We completed the acquisition of Purple Monkey Studios on August 31, 2007. The results for fiscal 2007 include one month of results from this acquisition.
•	We completed the acquisition of New Tilt in April 2006. The fiscal 2007 results contain a full year of results from this acquisition as compared to five months in fiscal 2006.
•	We completed our initial public offering in June 2007.
•	During fiscal 2006 and 2007, we incurred additional debt to support operations that resulted in increased interest expense. We repaid this debt with proceeds from our public offering.
•
We increased our research and development costs to develop our iAPPS® Framework product during fiscal 2007.  We launched iAPPS® framework in August 2007 and we launched the first software module, iAPPS® Content Manager, in October 2007.

We regularly monitor a number of key metrics including revenue, gross profit margins, and expenses as a percentage of revenue and EBITDA (as defined above).   We also monitor and evaluate bookings.

Results of Operations
	2007	2006	Change $	Change %
Total revenue	$11,151	$8,235	$2,916	35%
Gross profit margin	6,131	4,426	1,705	39%
Loss from operations	(1,006)	(810)	(196)	24%
Net loss	$(1,897)	$(1,448)	$(449)	31%
EBITDA	$(239)	$(505)	$266	53%

EBITDA Reconciliation:
	2007	2006
Net loss	$(1,897)	$(1,448)
Plus:
Interest expense	924	638
Depreciation	158	119
Amortization	244	186
Stock Compensation	332	−
EBITDA	$(239)	$(505)

Revenue:
Overall, revenue increased $2.9 million, or 35%, when compared to the same period one year earlier.  Acquisitions accounted for $1.5 million of this increase.  Excluding acquisitions, sales increased $1.4 million, or 17%.   Over 50% of our revenue came from existing customers, while the remainder came from new customers.  A detailed discussion of revenue is below.

Gross Profit Margin:
Gross profit margins were largely unchanged at 55% of sales, compared to 54% in the fiscal 2006.  Our margins are impacted by several factors.  Our largest expense is our cost of direct labor.  To supplement full time staff, we utilize outside contractors from time to time.  In addition, our revenue is primarily from services.  As such, billable hours are an important factor that impacts our gross profit margin.  We use measures such as billable utilization to monitor this factor.  A discussion of gross margin by revenue source follows.

Sources of Revenue:
Revenue:	2007	2006	Change $	Change %
Web development services	$8,659	$6,525	$2,134	33%
Managed services	2,050	1,243	807	65%
Subscriptions	442	467	(25)	(5)%
Total	$11,151	$8,235	$2,916

Web Development Services :
Revenue from web services increased $2.1 million, a 33% improvement from fiscal 2006.  Acquisitions of Objectware, Inc. and Purple Monkey Studios, Inc. accounted for $1.2 million of the increase.  Excluding these acquisitions, revenue increased $900 thousand.  Our growth came in a number of industries and customers.  First, revenue from existing customers accounted for more than 45% of the fiscal 2007 web development services.  We achieved a record year in sales, with sales from new customers of approximately $2.6 million in the current year.  Revenue from existing customers decreased by approximately $1.8 million when compared to the same period one year earlier.  This decrease came from primarily three customers, whose needs vary by year.  One customer, Nomura Securities, had the largest decrease year over year.  This customer represented 15% of our total revenues during fiscal 2007.  We believe that our business with this customer will decrease in future years, primarily due to changes in the needs of the customer and our overall revenue growth.  Although this customer has been a significant part of our revenue in the past, the combination of new customers and acquired customers are expected to be more than sufficient to replace the revenue that may be lost from this customer.   From an industry perspective, we have continued to see broad penetration of our services into multiple industries.  Our strongest presence is in the life sciences, financial services, high technology and non profit industries.  Of the revenue growth from new customers, life sciences contributed $625 thousand; financial services contributed $842 thousand; high technology contributed $533 thousand and non profit customers contributed $214 thousand.  The remaining growth came from several other industries.

Managed Services:
Revenue from managed services increased $807 thousand, or 65% from the prior year.  Acquisitions accounted for $367 thousand of this increase.  Excluding acquisitions, managed services increased $440 thousand.  The majority of this growth came from one customer.  During the current year, this customer’s need shifted from web services to managed services, increasing revenues more than 75% from the levels in the prior year.  Excluding this one customer, managed services were largely unchanged from the prior year.  Several new engagements were won during the year, the benefit of which will be seen in fiscal 2008.  The revenue from the one major customer is expected to decrease in fiscal 2008 largely due to the customer’s needs changing.  With recent acquisitions and new engagements, we do not believe that the potential loss of revenue from this customer will be significant to our results in fiscal 2008.

Subscriptions:
Revenue from subscriptions decreased slightly from the prior year level by $25 thousand, or 5%.  This decrease is largely due to the loss of five customers during fiscal 2007, resulting in a decrease of $23 thousand when compared to the same period. Otherwise, revenue from subscriptions was largely unchanged from the prior year levels.

Gross Profit
	2007	2006	Change $	Change %
Web development services	$4,101	$3,136	$965	31%
Managed services	1,614	880	734	83%
Subscriptions	416	410	6	1%
Total	$6,131	$4,426	$1,705

Web Development Services :
Gross profit from web services increased by $965 thousand, or 31%.  This represents a 48% gross profit margin in fiscal 2007, consistent with margins achieved in fiscal 2006.  This increase in dollars is attributable largely to the increase in sales.  Our Web Development Services  are primarily driven by salaries and wages and outside contractor costs.  Web Development Services  revenue is driven by the number of billable hours on a project.  Thus, the increased revenue will generally correspond with a similar increase in costs and margins.  Margin improvements come from efficiency on engagements where the fee is fixed or when billable hours increases without an increase in headcount.  Margin improvements can also come from increased hourly rates at a rate greater than the increase to costs.  To encourage this behavior, we use incentive plans that award those performing web services when their billable hours exceed stated goals.  Our workforce is largely salaried and as such, increases in billable hours do not result in significant increases to our cost basis.  We believe that this and other similar programs will help to improve margins further in subsequent years.

Managed Services:
Gross profit increased by $734 thousand, or 83%.  This represents a 79% gross profit margin for fiscal 2007, compared to a gross profit margin of 71% in fiscal 2006.   The improvement in margins is primarily due to the increased revenues and cost containment measures taken to reduce costs.  Costs for managed services include the cost of operating our network operation centers (NOCs).  As of September 30, 2007, we have two NOCs operational.  One of those NOCs was part of the acquisition of OW during fiscal 2007.  Prior to that acquisition, we operated one NOC for the majority of the fiscal year.  Our costs associated with the NOC largely include the facility charges for each location.  Our current facilities have capacity and can be expanded with our growth in revenue without adding substantial costs.  This allows margins to improve as we continue to grow this revenue source.  Our other costs for managed services include wages for retained professional services.  Margin improvements in retained professional services are achieved when the amount of services is below the estimated levels included in the “use it or lose it” agreements.

Subscriptions:
Gross profits from subscriptions were largely unchanged in dollars, increasing $6 thousand or 1% from the prior year.  In fiscal 2007, gross profit margins were 94%, compared to 88% in fiscal 2006.  Costs for the subscription revenue include a shared of the cost of our NOCs and costs to maintain the software product.  During fiscal 2007, we shifted much of our efforts from maintaining the current on-demand software product sold through subscriptions to the development of our new product, iAPPS.  As such, costs associated with maintaining the product decreased.  In addition, we consolidated two NOCs early in the fiscal year, reducing the cost of hosting for the subscription revenues.

Loss from Operations

Included in the loss from operations are costs for sales and marketing, general and administrative expenses, technology development expenses and depreciation and amortization expense.  Overall, loss from operations increased $196 thousand, or 24%.  This increased loss from operations is attributable to several factors.  In fiscal 2007, we adopted SFAS No. 123R in accounting for stock compensation.  The Company recognized $332 thousand in stock compensation, of which $242 thousand was included in operating expenses.  In addition, we increased our spending on technology development by $615 thousand.  This represents over three times the spending level in fiscal 2006.  These increases in costs were offset by our ability to leverage the existing infrastructure, including sales and marketing, finance and human resources, while supporting the growth in revenue. A brief discussion of each component follows.

Sales and Marketing Expenses:
Sales and marketing expenses increased $261 thousand, or 8%, when compared to fiscal 2006.  We look at sales and marketing as a percentage of sales.  For fiscal 2007, sales and marketing represented 31% of sales, compared to 39% in fiscal 2006.  The improvement as a percentage of sales is largely due to our ability to leverage our existing infrastructure as sales increase.  We have established a number of incentives and goals for each salesperson to encourage this behavior.  We believe that the increased sales volume and our current sales run rate will allow this percentage to continue to decrease into fiscal 2008. On an absolute dollars basis, the increase in sales and marketing expenses is largely due to increased marketing expenses and increased sales force headcount in fiscal 2007.  During fiscal 2007, we attended and sponsored a number of seminars and conferences, adding to the marketing expenses when compared to fiscal 2006.  The remaining increase in marketing expenses is due to the increase in headcount in marketing. Other sales expenses increased as a result of the increased sales, such as commissions.

General and Administrative Expenses:
General and administrative expenses increased $843 thousand, or 51%, when compared to the same period in fiscal 2006.  This increase is due to several factors.  In Fiscal 2007, we adopted SFAS No. 123R in accounting for stock compensation.  This resulted in the recognition of $242 thousand in additional general and administrative expense when compared to fiscal 2006.  In addition, our payroll expenses increased due to increased headcount at our corporate offices.  We hired additional personnel during fiscal 2007 primarily in our accounting function when compared to fiscal 2006.  As of September 30, 2007, we believe that there are limited needs to hire additional personnel in corporate and that the infrastructure can absorb additional acquisitions without additional personnel.  Total payroll increased in fiscal 2007 by $570 thousand.

Technology Development:
Expenses for technology and development increased $615 thousand in fiscal 2007 or more than three times the same level as fiscal 2006.  The increased spending during fiscal 2007 was incurred to develop our new on-demand software product, iAPPS Framework.  In addition to the development the iAPPS Framework, we also spent funds on the development of the various modules, including iAPPS Content Manager.  We anticipate spending additional amounts in fiscal 2008 as we continue to develop and launch the remaining modules during the fiscal year.  The majority of our spending is in our India location.  We believe that the quality of the developers coupled with the cost factors, has allowed us to spend considerably less than if this product has been developed solely in the U.S.  We believe that the cost would have been more than five times that cost had we not used our India personnel.

Depreciation and Amortization:
The increase in depreciation and amortization of $182 thousand during fiscal 2007, a 97% increase, is largely attributable to the additional depreciation and amortization expense associated with acquisitions.  In April 2006, we made one acquisition.  The current year includes a full year of depreciation and amortization associated with the assets acquired as compared to five months in fiscal 2006.  During the current year, we made two acquisitions and began depreciating and amortizing the acquired assets.  This resulted in an increase of $75 thousand to amortization and depreciation expense when compared to fiscal 2006.  In addition, during fiscal 2007 we invested in equipment for our NOCs.  As a result, depreciation associated with our NOCs increased $67 thousand when compared to fiscal 2006.  The remaining increase is attributable the timing of fixed asset expenditures.

Liquidity and Capital Resources

We have historically funded our operations principally through issuances of equity and short-term debt.  We believe that our operations will generate positive cash flows as our revenues increase. During fiscal 2007, our operations used $1.0 million in cash, compared to $733 thousand in fiscal 2006.  The additional cash used is primarily attributable to the increased losses in fiscal 2007 when compared to fiscal 2006.  In June 2007, we completed our initial public offering, raising approximately $13.5 million in net proceeds. We used these proceeds to repay the outstanding debt, including the private placement financing of $2.8 million and to make two acquisitions. We also used cash to fund capital expenditures of $457 thousand and contingent acquisition payments of $455 thousand.   As of September 30 2007, we have $5.2 million in cash available for operations.

We have incurred annual losses since commencement of operations in 2000 and have used a significant amount of cash to fund our operations over the last several years. As a result, we have an accumulated deficit of $6.1 million at September 30, 2007.

As of September 30, 2007, as part of acquisitions completed, we have remaining contingent acquisition obligations to the prior entities’ shareholders which are to be paid in cash up to a maximum of $983 thousand, $775 thousand and $608 thousand for the fiscal years ending September 30, 2008, 2009, and 2010, respectively, provided that the contingent results are achieved.   The contingent acquisition obligations are based primarily on the achievement of positive EBITDA, as defined in the acquisition agreements.

Cash Flows

Working Capital

At September 30, 2007, we had working capital of $5.9 million.  We define working capital as current assets less current liabilities.  We had receivables of $2.9 million. This compares to $810 thousand in receivables at September 30, 2006. The level of trade receivables at September 30, 2007 and September 30, 2006 represented approximately 64 and 45 days of revenues, respectively. Our receivables can vary dramatically due to overall sales volumes, the timing of implementation of services, receipts from large customers, and other contract payments. Unbilled receivables at September 30, 2007 decreased $278 thousand from September 30, 2006 principally due to the timing of billing in accordance with stated contract terms.

Investing Activities

Net cash used in investing activities was $5.1 million in fiscal 2007, compared to $842 thousand in fiscal 2006.  In fiscal 2007, we used $4.2 million in cash for the acquisitions of OW and PM, an increase of approximately $3.7 million when compared to 2006.  We also spent $457 thousand in capital expenditures.  During fiscal 2007, we invested in our network operation centers to support the existing software as a service business and to position the network operation centers for future growth with the introduction of iAPPS.  The remaining cash was expended on contingent acquisition obligations, totaling $455 thousand.

Financing Activities

Net cash provided by financing activities was $10.7 million for fiscal 2007, compared to $2.0 million in fiscal 2006.  As noted above, the Company completed an initial public offering of equity securities that raised $13.5 million.  We used some of these proceeds to repay existing debt.

Capital Resources and Liquidity Outlook

We believe that our operations will generate positive cash flows sufficient to cover any requirements for capital expenditures during fiscal 2008.  We believe that cash requirements for capital expenditures will be approximately $500 thousand during fiscal 2008.  We believe operating cash flows will be used to fund these expenditures.  Funds required for acquisitions, if any, will be funded from the remaining cash flows from operations and existing working capital.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our operations.  Inflationary increases can cause pressure on wages and the cost of benefits offered to employees.  We believe that these increases to date have not had a significant impact on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons other than our operating leases and contingent acquisition payments disclosed below.

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

Contractual Obligations

We lease our facilities in the United States and India.  Our other contractual obligations include certain equipment acquired under capitalized lease agreements that begin to expire in fiscal year 2009. We have no contractual obligations extending beyond five years.

The following summarizes our long-term contractual obligations as of September 30, 2007:

(in thousands)
	FY 08	FY 09	FY 10	FY 11	FY 12	Totals
Payment Obligations by Year
Operating leases (A)	$ 698	$ 505	$ 440	$ 340	$ —	$ 1,983
Capital lease obligations	102	75	48	35	10	270
Contingent acquisition payments (B)	1,232	1,150	750	—	—	3,132

Total	$ 2,032	$ 1,730	$ 1,238	$ 375	$ 10	$ 5,385

(A)	Net of sublease income
(B)	The contingent acquisition payments are maximum potential earn-out consideration payable to the former owners of the acquired companies. Amounts actually paid may be less.

Critical Accounting Policies

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

Revenue Recognition. Substantially all of our revenue is generated from three activities: Web Development Services , Managed Services, and Subscriptions.  We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No.104, Revenue Recognition in Financial Statements (“SAB 104”), Emerging Issues Task Force Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”) and related interpretations. Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred or the services have been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is reasonably assured. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

Web Development Services

Web Development Services  include professional services primarily related to our Web development solutions that address specific customer needs such as information architecture and usability engineering, interface configuration, Web application development, rich media, e-Commerce, e-Learning and e-Training, search engine optimization, and content management. Web Development Services  engagements often include a hosting arrangement that provides for the use of certain hardware and infrastructure, generally at our network operating center. As described further below, revenue for these hosting arrangements is included in Managed Services. Web Development Services  engagements that include hosting arrangements are accounted for as multiple element arrangements as described below under “Multiple-Element Arrangements.”

For Web Development Services  engagements sold on a stand alone basis, revenue is recognized in accordance with SAB 104.  Web Development Services are contracted for on either a fixed price or time and materials basis.  For its fixed price engagements, we apply the proportional performance model to recognize revenue based on cost incurred in relation to total estimated cost at completion. We have determined that labor costs are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input when providing Web Development Services. Customers are invoiced monthly or upon the completion of milestones. For milestone based projects, since milestone pricing is based on expected hourly costs and the duration of such engagements is relatively short, this input approach principally mirrors an output approach under the proportional performance model for revenue recognition on such fixed priced engagements.  For time and materials contracts, revenues are recognized as the services are provided.

Web Development Services are often sold as part of multiple element arrangements wherein perpetual licenses for our software product, retained professional services, hosting and/or Subscriptions are provided in connection with Web Development Services engagements.  Our revenue recognition policy with respect to these multiple element arrangements is described further below under the caption “Multiple Element Arrangements.”

Sales of perpetual licenses for our software products and related post-contract customer support (“PCS”) are included in Web Development Services.  Revenues derived from perpetual license sales have been insignificant in all periods presented (representing less than 2% of Web Development Services revenues).

Managed Services

Managed Services include retained professional services and hosting services.

Retained professional services are either contracted for on an “on call” basis or for a certain amount of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis.   For retained professional services sold on a stand-alone basis, revenue is recognized in accordance with SAB 104.  We recognize revenue as the services are delivered or over the term of the contractual retainer period.  These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

Hosting arrangements provide for the use of certain hardware and infrastructure, generally at our network operating center.  For all periods presented, the only customers under contractual hosting arrangements have been previous Web Development Services customers. Hosting revenue has historically been insignificant to both our business strategy and to total revenues. Set-up costs associated with hosting arrangements are not significant and we do not charge our customers any set-up fees.  Hosting agreements are month-to-month arrangements that provide for termination for convenience by either party upon 30-days notice.  Revenue is recognized monthly as the hosting services are delivered.   As described below, hosting revenues associated with our Subscriptions are included in Subscriptions revenue.

Retained professional services are sold on a stand-alone basis or, as described below, in multiple element arrangements with Web Development Services and, occasionally, Subscriptions.  Hosting services are only sold in connection with Web Development Services and are not sold on a stand-alone basis.   Our revenue recognition policy with respect to multiple element arrangements is described further below under the caption “Multiple Element Arrangements.”

Subscriptions

Subscriptions consist of agreements that provide access to our Orgitecture software (“Licensed Subscription Agreements”) through a hosting arrangement.

Licensed Subscription Agreements are sold exclusively as a component of multiple element arrangements that include Web Development Services and, occasionally, retained professional services and hosting services.  Our revenue recognition policy for such multiple element arrangements is described below under the caption “Multiple Element Arrangements.”  We have concluded that, consistent with EITF 00-3, Application of AICPA SOP 97-2, “Software Revenue Recognition”, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, that our Licensed Subscription Agreements are outside the scope of SOP 97-2 since the software is only accessible through a hosting arrangement with us and the customer cannot take possession of the software.   Licensed Subscription Agreements are month-to-month arrangements that provide for termination for convenience by either party upon 30 to 45-days notice.  Revenue is recognized monthly as the related hosting services are delivered. When an up-front fee is charged, the revenue related to such up-front fee is amortized over 24 months.

Multiple Element Arrangements

As described above, Web Development Services are often sold as part of multiple element arrangements.  Such arrangements may include delivery of a perpetual license for our software products at the commencement of a Web Development Services engagement or delivery of retained professional services, hosting services and/or Subscriptions subsequent to completion of such engagement, or combinations thereof.  In accounting for these multiple element arrangements, we follow EITF 00-21 and, as described further below, have concluded that each element can be treated as a separate unit of accounting.

When Web Development Services engagements include a perpetual license for our software products, we have concluded that the Web Development Services and the perpetual license are separate units of accounting as each has stand-alone value to the customer and we have established vendor specific objective evidence (VSOE) of fair value for the software and objective and reliable third party evidence of fair value for the Web Development Services.  In such arrangements, the perpetual license is the delivered element and the Web Development Services, and any PCS are the undelivered elements.  We recognize revenue from perpetual licenses and related PCS in accordance with SOP 97-2 and recognize revenue from Web Development Services following the proportional performance model as described above.  The amount of revenue to be recognized upon delivery of the software is determined using the residual method whereby the value ascribed to the delivered element (i.e., the product license) is equal to the total consideration of the multiple element arrangement less the third party evidence of fair value of the undelivered elements (i.e., Web Development Services and, if applicable, PCS).

Following SOP 97-2, revenue is recognized upon delivery of the perpetual license because the Web Development Services are not essential to the functionality of the software and we have established VSOE of fair value for the software.  Any related PCS revenue is also recognized upon delivery of the software since PCS is included with the price of the software license, extends only for a period of one year or less and the cost of providing the PCS is deemed to be insignificant.  PCS does not contain rights to unspecified upgrades to the software, nor have we issued any upgrades.

When Web Development Services engagements include retained professional services and hosting services and/or Subscriptions, we have concluded that each element can be accounted for separately as the delivered elements (i.e., the Web Development Services) have stand alone value and there is objective and reliable third party evidence of fair value for each of the undelivered elements (i.e., the Retained professional services and hosting services and/or Subscriptions).   Web Development Services are available from other vendors and are regularly sold by us on a stand-alone basis pursuant to a standard price list which is not discounted. Web Development Services do not involve significant production, modification, or customization of our licensed software products. Objective and reliable third party evidence of fair value for the undelivered elements has been established as our retained professional services, hosting services and Licensed Subscription Agreements are sold pursuant to standard price lists which are not discounted.

The amount of revenue to be recognized in the multiple element arrangements described above is determined using the residual method whereby the value ascribed to the delivered element (i.e., the Web Development Services) is equal to the total consideration of the multiple element arrangement less the third party evidence of fair value of the undelivered elements (i.e., retained professional services, hosting services and/or Licensed Subscription Agreements).

Direct costs associated with web development services and retained professional services are recorded as the services are delivered and the corresponding revenue is recognized.  Direct costs associated with Licensed Subscription Agreements or hosting services are expensed as incurred.

Customer Payment Terms

Our payment terms with customers typically are “net 30 days from invoice”.  Payments terms may vary by customer but in generally do not exceed 45 days from invoice date. For Web Development Services, we typically invoice project deposits of between 20% and 33% of the total contract value which we record as deferred revenue until such time the related services are completed. Subsequent invoicing for Web Development Services is either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoicing for subscriptions and hosting are typically issued monthly and are generally due upon invoice receipt. Our agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise concerns over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

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

We also assess the impairment of our long-lived assets, including definite-lived intangible assets and equipment and improvements when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. An impairment charge is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. Any impairment charge would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Any resulting impairment charge could have an adverse impact on our results of operations.

Stock-Based Compensation

At September 30, 2007, we maintained two stock-based compensation plans which are more fully described in Note 9.

Effective October 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payments (“SFAS 123R”).Because we used the fair-value-based method for disclosure under SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), we adopted SFAS 123R using the modified prospective method. Under the modified prospective method, compensation expense recognized beginning on that date will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS  123, and (b) compensation expense for all share-based payments granted on or after October 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The pro forma effect of stock-based compensation expenses pursuant to SFAS 123R is disclosed in the financial statements. Under the modified prospective transition method, the results for prior periods are not restated.

Through September 30, 2006, we accounted for stock compensation awards under the provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure (“SFAS 148”). As permitted by SFAS 123, for all periods through September 30, 2006, we measured compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations using the intrinsic value method and following the disclosure-only provisions of SFAS 123.

Under the intrinsic value method, compensation expense is determined at the measurement date, generally the date of grant, as the excess, if any, of the estimated fair value of our common stock (the “Stock Price”) and the exercise price, multiplied by the number of options granted. Generally, we grant stock options with exercise prices equal to or greater than the Stock Price; however, to the extent that the Stock Price exceeds the exercise price of stock options on the date of grant, we record stock-based compensation expense using the graded vested attribution method over the vesting schedule of the options, which is generally three years.

Prior to June 28, 2007, there had been no public market for our common stock to observe its Stock Price on award grant dates. Therefore, for purposes of applying the intrinsic value method, management estimated the stock price based on the American Institute of Certified Public Accountants Practice Alert No. 00-1, Accounting for Certain Equity Transactions. The estimated fair value of the common stock on the date of grant was based on weighing a variety of different quantitative and qualitative factors including, but not limited to, our financial position, an evaluation of our competition, the economic climate in the marketplace, the illiquid nature of the common stock, contemporaneous and anticipated private sales of the common stock, and our analysis of the trading prices of a peer group of comparable public companies.

Prior to our initial public offering, we had a policy whereby, when issuing stock options or warrants, the fair value of the underlying common stock would be based on valuations prepared by management.  Management performed internal valuations (“Level C”, as defined in the AICPA Audit and Accounting Aid Series, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”) to determine the fair value of the stock.  Management utilized market data from a third party in developing our valuation methodology and models.

Determining the fair value of our stock required making complex and subjective judgments.  Our approach to valuation was based on several factors.  Since August 1, 2005 and up to our initial public offering, we did not complete any private placement sales of our common stock, and accordingly, we used an approach to valuation based on a weighted average of enterprise value as determined using three customary valuation techniques: the discounted cash flow method, the market approach, and the guideline public company method.  We believe that due to our size, continued operating losses, a business plan highly dependent on future acquisitions, and our limited ability to raise the capital for such acquisitions, that a weighted average of these three techniques was the most reasonable approach to the valuation of our stock.  Management's weighting of the three techniques is subjective. We believe, however, that the enterprise value derived using the public company guideline approach was most representative of our business and, therefore, we have applied the highest weighting to this factor in all periods.  We applied a lower weighting to the results derived from the discounted cash flow method because the cash flows used in this method were based on future events with varying degrees of uncertainty. We increased the weighting on this factor slightly during the nine-month period ended June 30, 2007 as we deemed current estimates of cash flow to be more predictable and achievable.  We applied the lowest rating to the results of the market approach because this technique depends on analyses of mergers and acquisitions of comparable entities and there have been a relatively small number of such transactions to analyze.

The changes in the fair value of our common stock at the date of stock option grants is principally attributable to the changes in our estimates of earnings and revenues during the applicable periods, and the accretive effect of such changes when applying the weighted values of the three valuation techniques utilized.  The slight increase in the weighting applied to the discounted cash flow method described above did not have significant effect on the per share enterprise value determined for that period.

Under the discounted cash flow method, since we are an emerging growth company with a business plan highly dependent on acquisitions, estimates of revenue, market growth rates and costs are used when applying the appropriate discount rates.  Discount rates utilized in our analyses ranged from 35% to 21% based on a capital asset pricing model (“CAPM”) which considered factors such as risk-free rate of return, an equity risk adjustment, the beta for companies in our SIC code (7372), and a size discount due to our limited revenues. The difference in the discount rates applied is attributable to changes in the above factors that comprise the rate, which factors are updated annually. A higher discount rate is used for periods from August 2005 to September 2006 based on management's forecast of rapid growth in revenues and earnings based on future events with varying degrees of uncertainty.  Management determined that a 13% forecasting uncertainty factor should be added to the discount rate computed using the CAPM.  The financial estimates we used are consistent with the plans and estimates that we use to manage our business. We complete a five-year business plan each fiscal year, which plans are updated semi-annually.  We believe a five-year outlook is consistent with the long-term business cycle of the Web Development Services industry.  However, there is inherent uncertainty in making these estimates and based on historical significant differences between prior forecasts and prior actual results, we applied a lower weighting to the enterprise value determined using the discounted cash flow method.

Under the market approach and guideline public company method, we evaluated a variety of financial ratio metrics to determine the value multiples to be utilized in our valuation models, including price-to-cash flow, price-to-earnings, market value of invested capital (“MVIC”)-to-earnings before interest and taxes (“EBIT”),MVIC-to-EBITDA, price-to-assets and MVIC-to-revenue.  After evaluating these metrics, we believe, since we have incurred losses historically, and since a number of comparable companies in our analyses have also reported losses, that the most appropriate multiple to apply is MVIC-to-revenues.  This is the ratio used in our valuation model under the market approach and guideline public company method.

Under the market approach, we evaluated merger and acquisition transactions involving comparable public and private companies to determine our enterprise value using estimated revenues and applying the comparable multiple derived from such transactions. We used data provided by a third party database to evaluate recent merger and acquisition transactions.  We qualified our selection to only include those transactions within SIC code 7372, then we limited those transactions to Internet related companies and then further refined our selection to those entities within the Web Development Services industry that had revenues and total asset size most comparable to ours. Since our revenues are considerably lower and we have incurred losses since inception in relation to the comparable group, we apply the lowest weighting to the enterprise value derived using the market approach.

The final technique utilized in our analysis is the guideline public company method. We used data provided by a third party for ten comparable publicly traded companies. We qualified our selection of comparable public companies to only include those companies within SIC code 7372, then we limited the selection to only internet related companies and then further refined our selection to those companies within the Web Development Services industry.  Due to our relatively small size, continued operating losses and the high risks associated with our forecasted revenue growth through acquisitions, we determined our enterprise value by multiplying our rolling twelve months sales by the MVIC-to-revenues ratio applicable to those companies in the statistical 10thpercentile (on a scale of 100%).  Since revenue growth is dependent on raising large amounts of capital, we believe it results in a higher risk and therefore conclude that a 10th percentile MVIC-to-revenues ratio is reasonable to apply in our model.  We believe that a value market multiple of comparable public companies based on MVIC-to-revenues provides an objective basis for measuring our fair market value. Accordingly, we placed the highest weighting on this factor in our analysis.

The weighted average enterprise value determined, as described above, was reduced by a lack of marketability discount of 20% which reflects our small size, our continued losses since inception and our inability to provide a distribution of earnings to shareholders.  We also considered the post-public offering holding periods applicable to existing stock, warrant and option holders as potential risks to marketability.  These holding periods range from six months to one year.

We used the per share enterprise value determined above as an input to the Black-Scholes-Merton option valuation model in determining stock-based compensation, or if applicable, pro forma stock-based compensation.  For fiscal 2007, had the Company used different assumptions, the results of the stock compensation would not be materially different.  The most sensitive of theses assumptions is volatility.  Had the Company used a volatility 500 basis higher or lower than the current estimates, the related stock compensation could increase or decrease by as much as $55 thousand over the life of options granted in the current year.

Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. Management of the Company has evaluated SAB 108 and believes its adoption will not materially impact the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS 157 prioritizes the inputs to valuation techniques used to measure fair value into a hierarchy containing three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. SFAS No. 157 is effective for interim and annual financial statements for fiscal years beginning after November 15, 2007. Upon initial adoption of SFAS 157, differences between the carrying value and the fair value of those instruments shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for that fiscal year, and the effect of subsequent adjustments resulting from recurring fair measurements shall be recognized in earnings for the period. The Company has not yet adopted SFAS 157. As a result, the consolidated financial statements do not include any adjustments relating to any potential adjustments to the carrying value of assets and liabilities. Management of the Company is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.  Management of the Company has evaluated FIN 48 and believes its adoption will not materially impact the consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed in or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there will be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of this standard will impact any acquisitions completed by the Company in our fiscal 2010.

Item 7.    Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bridgeline Software, Inc:

We have audited the consolidated balance sheets of Bridgeline Software, Inc. (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgeline Software, Inc. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
December 19, 2007
Boston, Massachusetts

BRIDGELINE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except per share data)

ASSETS	September 30,
	2007	2006
Current assets:
Cash and cash equivalents	$5,219	$591
Accounts receivable (less allowance for doubtful accounts of $101 and $52, respectively)	2,892	810
Unbilled receivables	355	633
Prepaid expenses and other current assets	192	39
Total current assets	8,658	2,073
Equipment and improvements, net	961	429
Definite-lived intangible assets, net	1,441	303
Goodwill	14,426	6,346
Deferred financing fees, net	—	273
Other assets	273	400
Total assets	$25,759	$9,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Senior notes payable	$—	$2,497
Capital lease obligations – current	76	45
Accounts payable	652	581
Deferred revenue	725	264
Accrued liabilities	1,266	706
Total current liabilities	2,719	4,093
Capital lease obligations, less current portion	146	99
Other long term liabilities	19	—
Total liabilities	2,884	4,192

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock — $0.001 par value; 20,000,000 shares authorized: 8,648,950 and 4,273,833 shares issued and outstanding, respectively	9	4
Additional paid-in capital	28,908	9,791
Accumulated deficit	(6,060)	(4,163)
Accumulated other comprehensive income	18	—
Total shareholders’ equity	22,875	5,632
Total liabilities and shareholders’ equity	$25,759	$9,824

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except per share data)

	Year Ended September 30,
	2007	2006
Revenue:
Web development services	$8,659	$6,525
Managed services	2,050	1,243
Subscription	442	467
Total revenue	11,151	8,235
Cost of revenue:
Web development services	4,558	3,389
Managed services	436	363
Subscription	26	57
Total cost of revenue	5,020	3,809
Gross profit	6,131	4,426
Operating expenses:
Sales and marketing	3,488	3,227
General and administrative	2,489	1,646
Technology development	791	176
Depreciation and amortization	369	187
Total operating expenses	7,137	5,236
Loss from operations	(1,006)	(810)
Interest and other expense	(924)	(638)
Other income	33	—
Loss before income taxes	(1,897)	(1,448)
Income taxes	—	—
Net loss	$(1,897)	$(1,448)

Net loss per share:
Basic and diluted	$(0.36)	$(0.36)

Number of weighted average shares:
Basic and diluted	5,285,787	4,046,278

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (Dollars in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
		Par	Paid in	Accumulated	Comprehensive	Shareholders’
	Shares	Value	Capital	Deficit	Income	Equity

Balance, October 1, 2005	3,903,833	4	8,303	(2,715)	—	5,592

Issuance of stock for acquisition	320,000	—	838	—	—	838
Exercise of warrants	50,000	—	—	—	—	—
Issuance of common stock warrants in private placement of debt	—	—	646	—	—	646
Stock based compensation	—	—	4	—	—	4
Net loss	—	—	—	(1,448)	—	(1,448)
Balance, October 1, 2006	4,273,833	4	9,791	(4,163)	—	5,632
Stock based compensation	—	—	332	—	—	332
Exercise of stock options	27,831	—	26	—	—	26
Exercise of stock warrants and options	59,724	—	33	—	—	33
Issuance of common stock and options in connection with acquisitions	1,087,562	1	5,195	—	—	5,196
Issuance of common stock in initial public offering	3,200,000	4	13,531	—	—	13,535
Comprehensive loss
Net loss	—	—	—	(1,897)	—	(1,897)
Foreign currency translation adjustment	—	—	—	—	18	18
Total comprehensive loss	—	—	—			(1,879)
Balance, September 30, 2007	8,648,950	$9	$28,908	$(6,060)	$18	22,875

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	Year Ended September 30,
Cash flows from operating activities:	2007	2006
Net loss	$(1,897)	$(1,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	244	186
Amortization of intangible assets	158	119
Amortization of debt discount and deferred financing fees	576	436
Stock based compensation	332	4
Gain on sale of assets	(1)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and unbilled receivables	(539)	(498)
Other assets	30	(287)
Accounts payable and accrued liabilities	422	721
Deferred revenue	(309)	34
Total adjustments	913	715
Net cash used in operating activities	(984)	(733)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,230)	(553)
Proceeds from sale of assets	15	—
Contingent acquisition payments	(455)	(126)
Equipment and improvements expenditures	(457)	(163)
Net cash used in investing activities	(5,127)	(842)

Cash flows from financing activities:
(Payments on)/proceeds from issuance of senior notes payable, net of deferred costs	(2,800)	2,434
Proceeds from issuance of common stock, net of $2,434 in fees	13,535	—
Proceeds from / payments on financing agreement, net		(292)
Proceeds from exercise of stock options and warrants	59	—
Principal payments on capital leases	(54)	(29)
Principal payments on notes payable to shareholders	—	(85)
Net cash provided by financing activities	10,740	2,028

Effect of exchange rate changes on cash	(1)

Net increase in cash	4,628	453
Cash and cash equivalents at beginning of period	591	138
Cash and cash equivalents at end of period	$5,219	$591

Supplemental disclosures of cash flow information:
Cash paid for interest	$318	$133

Non cash activities:
Issuance of common stock for acquisitions	$5,196	$838
Warrants issued in connection with equity and debt transactions	$531	$646
Purchase of capital equipment through capital leases	$63	$129

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

1.     Description of Business and Basis of Presentation

Description of Business

Bridgeline Software, Inc. (“Bridgeline” or the “Company”), was incorporated in Delaware on August 28, 2000. Bridgeline, operating as a single segment, is a developer of Web application management software and web applications.  Bridgeline’s web application management software products, iAPPS® and Orgitecture™, are SaaS (software as a service) solutions that unify Content Management, Analytics, eCommerce, and eMarketing capabilities.  The Company’s in-house team of Microsoft®-certified developers specialize in web application development, information architecture, usability engineering, SharePoint development, rich media development, search engine optimization, and fully-managed application hosting.

The Company’s principal executive offices are located at 10 Sixth Road, Woburn, Massachusetts, and it maintains offices in New York, NY; Washington, D.C.; Atlanta, GA; and in Chicago, IL. The Company also operates a wholly owned subsidiary, Bridgeline Software, Pvt. Ltd, founded in 2003, as its software development center located in Bangalore, India. The Company maintains a website at www.bridgelinesw.com.

On April 7, 2006, the Company affected a 3 to 1 reverse stock split. The reduction in the number of shares as a result of the reverse stock split has been reflected retroactively for all periods presented.  On June 28, 2007, the Company completed an equity offering of 3.2 million shares raising approximately $13.5 million in capital, net of fees.  The Company’s stock is traded under the ticker symbol BLSW on NASDAQ.  During fiscal 2007, the Company completed two acquisitions.  A further description of these transactions is contained in Note 3 below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its Indian subsidiary. All significant inter-company accounts and transactions have been eliminated.

2.     Summary of Significant Accounting Policies

Revenue Recognition

Substantially all of the Company’s revenue is generated from three activities: Web Development Services, Managed Services, and Subscriptions.

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), Emerging Issues Task Force Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”) and related interpretations. Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred or the services have been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is reasonably assured. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

Web Development Services

Web Development Services include professional services primarily related to the Company’s Web development solutions that address specific customer needs such as information architecture and usability engineering, interface configuration, Web application development, rich media, e-Commerce, e-Learning and e-Training, search engine optimization, and content management. Web Development Services engagements often include a hosting arrangement that provides for the use of certain hardware and infrastructure, generally at the Company’s network operating center. As described further below, revenue for these hosting arrangements is included in Managed Services. Web development services engagements that include hosting arrangements are accounted for as multiple element arrangements as described below under “Multiple-Element Arrangements.”

For Web Development Services engagements sold on a stand alone basis, revenue is recognized in accordance with SAB 104.  Web Development Services are contracted for on either a fixed price or time and materials basis.  For its fixed price engagements, the Company applies the proportional performance model to recognize revenue based on cost incurred in relation to total estimated cost at completion. The Company has determined that labor costs are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input when providing Web Development Services. Customers are invoiced monthly or upon the completion of milestones. For milestone based projects, since milestone pricing is based on expected hourly costs and the duration of such engagements is relatively short, this input approach principally mirrors an output approach under the proportional performance model for revenue recognition on such fixed priced engagements.  For time and materials contracts, revenues are recognized as the services are provided.

Web Development Services are often sold as part of multiple element arrangements wherein perpetual licenses for the Company’s software products, retained professional services, hosting and/or Subscriptions are provided in connection with Web Development Services engagements.  The Company’s revenue recognition policy with respect to these multiple element arrangements is described further below under the caption “Multiple Element Arrangements.”

Sales of perpetual licenses for the Company’s software products and related post-contract customer support (“PCS”) are included in Web Development Services.  Revenues derived from perpetual license sales have been insignificant in all periods presented (representing less than 2% of Web Development Services revenues).

Managed Services

Managed Services include retained professional services and hosting services.

Retained professional services are either contracted for on an “on call” basis or for a certain amount of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis.   For retained professional services sold on a stand-alone basis, revenue is recognized in accordance with SAB 104.  The Company recognizes revenue as the services are delivered or over the term of the contractual retainer period.  These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

Hosting arrangements provide for the use of certain hardware and infrastructure, generally at the Company’s network operating center.  For all periods presented, the only customers under contractual hosting arrangements have been previous Web Development Services customers. Hosting revenue has historically been insignificant to both the Company’s business strategy and to total revenues. Set-up costs associated with hosting arrangements are not significant and the Company does not charge its customers any set-up fees.  Hosting agreements are month-to-month arrangements that provide for termination for convenience by either party upon 30-days notice.  Revenue is recognized monthly as the hosting services are delivered.   As described below, hosting revenues associated with the Company’s Subscriptions are included in Subscriptions revenue.

Retained professional services are sold on a stand-alone basis or in multiple element arrangements with Web Development Services and, occasionally, Subscriptions.  Hosting services are only sold in connection with Web Development Services and are not sold on a stand-alone basis.   The Company’s revenue recognition policy with respect to multiple element arrangements is described further below under the caption “Multiple Element Arrangements.”

Subscriptions

Subscriptions consist of agreements that provide access to the Company’s Orgitecture software (“Licensed Subscription Agreements”) through a hosting arrangement.

Licensed Subscription Agreements are sold exclusively as a component of multiple element arrangements that include Web Development Services and, occasionally, retained professional services and hosting services.  The Company’s revenue recognition policy for such multiple element arrangements is described below under the caption “Multiple Element Arrangements.”  The Company has concluded that, consistent with EITF 00-3, Application of AICPA SOP 97-2, “Software Revenue Recognition”, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, that its Licensed Subscription Agreements are outside the scope of SOP 97-2 since the software is only accessible through a hosting arrangement with the Company and the customer cannot take possession of the software.   Licensed Subscription Agreements are month-to-month arrangements that provide for termination for convenience by either party upon 30 to 45-days notice.  Revenue is recognized monthly as the related hosting services are delivered. When an up-front fee is charged, the revenue related to such up-front fee is amortized over 24 months.

Multiple Element Arrangements

As described above, Web Development Services are often sold as part of multiple element arrangements.  Such arrangements may include delivery of a perpetual license for the Company’s software products at the commencement of a
Web Development Services engagement or delivery of retained professional services, hosting services and/or Subscriptions subsequent to completion of such engagement, or combinations thereof.  In accounting for these multiple element arrangements, the Company follows EITF 00-21 and, as described further below, has concluded that each element can be treated as a separate unit of accounting.

When Web Development Services engagements include a perpetual license for the Company’s software products, the Company has concluded that the Web Development Services and the perpetual software license are separate units of accounting as each has stand-alone value to the customer and the Company has established vendor specific objective evidence (VSOE) of fair value for the software and objective and reliable third party evidence of fair value for the Web Development Services.  In such arrangements, the perpetual license is the delivered element and the Web Development Services, and any PCS are the undelivered elements.  The Company recognizes revenue from perpetual licenses and related PCS in accordance with SOP 97-2 and recognizes revenue from Web Development Services following the proportional performance model as described above.  The amount of revenue to be recognized upon delivery of the software is determined using the residual method whereby the value ascribed to the delivered element (i.e., the NetEDITOR license or iAPPS license) is equal to the total consideration of the multiple element arrangement less the third party evidence of fair value of the undelivered elements (i.e., Web Development Services and, if applicable, PCS).

Following SOP 97-2, revenue is recognized upon delivery of the perpetual software license because the Web Development Services are not essential to the functionality of the software and the Company has established VSOE of fair value for the software.  Any related PCS revenue is also recognized upon delivery of the software since PCS is included with the price of the software license, extends only for a period of one year or less and the cost of providing the PCS is deemed to be insignificant.  PCS does not contain rights to unspecified upgrades to the software, nor has the Company issued any upgrades.

When Web Development Services engagements include retained professional services and hosting services and/or Subscriptions, the Company has concluded that each element can be accounted for separately as the delivered elements (i.e., the Web Development Services) have stand alone value and there is objective and reliable third party evidence of fair value for each of the undelivered elements (i.e., the retained professional services and hosting services and/or Subscriptions).   Web Development Services are available from other vendors and are regularly sold by the Company on a stand-alone basis pursuant to a standard price list which is not discounted. Web Development Services do not involve significant production, modification, or customization of the Company’s licensed software products. Objective and reliable third party evidence of fair value for the undelivered elements has been established as the Company’s retained professional services, hosting services and Licensed Subscription Agreements are sold pursuant to standard price lists which are not discounted.

The amount of revenue to be recognized in the multiple element arrangements described above is determined using the residual method whereby the value ascribed to the delivered element (i.e., the Web Development Services) is equal to the total consideration of the multiple element arrangement less the third party evidence of fair value of the undelivered elements (i.e., retained professional services, hosting services and/or Licensed Subscription Agreements).

Direct costs associated with web development services and retained professional services are recorded as the services are delivered and the corresponding revenue is recognized.  Direct costs associated with Licensed Subscription Agreements or hosting services are expensed as incurred.

Customer Payment Terms

The Company’s payment terms with customers typically are “net 30 days from invoice”. Payment terms may vary by customer but generally do not exceed 45 days from invoice date. For Web Development Services, the Company typically invoices project deposits of between 20% and 33% of the total contract value which are record as deferred revenue until such time the related services are completed. Subsequent invoicing for Web Development Services is either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoicing for subscriptions and hosting are typically issued monthly and are generally due upon invoice receipt. The Company’s agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise concerns over delivered products or services, the Company has endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

Warranty

Certain arrangements include a warranty period generally between 30 to 90 days from the completion of work. In hosting arrangements, the Company may provide warranties of up-time reliability. The Company continues to monitor the conditions that are subject to the warranties to identify if a warranty claim may arise. If the Company determines that a warranty claim is probable, then any related cost to satisfy the warranty obligation is estimated and accrued. Warranty claims to date have been immaterial.

Reimbursable Expenses

In connection with certain arrangements, reimbursable expenses are incurred and billed to customers and such amounts are recognized as both revenue and cost of revenue.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these financial statements are the valuation of accounts receivable and long-term assets, including intangibles, goodwill and deferred tax assets, stock-based compensation, amounts of revenue to be recognized on service contracts in progress, unbilled receivables, and deferred revenue. Actual results could differ from these estimates under different assumptions or conditions.

The complexity of the estimation process and factors relating to assumptions, risks and uncertainties inherent with the use of the proportional performance model affect the amounts of revenues and related expenses reported in the Company’s financial statements. A number of internal and external factors can affect the Company’s estimates including efficiency variances and specification and test requirement changes.

Segment Information

The Company is structured and operates internally as one reportable operating segment as defined in Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had five U.S. operating locations and an Indian subsidiary at September 30, 2007, under the aggregation criteria set forth in SFAS 131, the Company operates in only one reportable operating segment since each location has similar economic characteristics.

Concentration of Credit Risk, Significant Customers and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents to the extent these exceed federal insurance limits and accounts receivable. Risks associated with cash and cash equivalents are mitigated by the Company’s investment policy, which limits the Company’s investing of excess cash into only money market mutual funds. The Company limits its exposure to credit loss by placing its cash and cash equivalents and investments with high credit quality financial institutions. In general, the Company does not require collateral on its arrangements with customers. The Company has accounts receivable related to monthly fees as well as service and licensing fees, which typically provide for credit terms of 30-60 days.

The Company had one customer that individually represented 10% or more of the Company’s total revenue, as follows:

	Year Ended September 30,
	2007	2006

Customer #1	15%	22%

The Company had certain customers with receivables balances that individually represented 10% or more of the Company’s total accounts receivable, as follows:

	September 30,
	2007	2006

Customer #1	*%	17%
Customer #2	10%	*%
Customer #3	10%	*%

* Represents less than 10%

The Company has no significant off-balance sheet risks such as foreign exchange contracts, interest rate swaps, option contracts or other foreign hedging agreements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market mutual funds.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable and senior notes payable approximate their fair value because of the short-term maturity of these instruments. Based on rates available to the Company at September 30, 2007 and 2006 for loans with similar terms, the carrying values of capital lease obligations approximate their fair value.

Impairment of Long-Lived and Intangible Assets

Long-lived assets to be held and used, which primarily consist of equipment and improvements and intangible assets with finite lives, are recorded at cost. Management reviews long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets is less than the undiscounted expected cash flows from such assets, or whenever changes or business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is assessed using a number of factors including operating results, business plans, budgets, economic projections and undiscounted cash flows. In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. There has been no impairment loss recorded for long-lived and intangible assets to date.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. For all customers, the Company recognizes allowances for doubtful accounts based on the length of time that the receivables are past due, current business environment and its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

Technology Development Costs

Research and development expenditures for technology development are charged to operations as incurred.  Pursuant to SFAS No. 86 “Accounting for Cost of Computer Systems to be Sold, Leased or Otherwise Marketed,” Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to cost of software and included in cost of sales. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred between completion of a working model and the point at which the product is ready for general release are capitalized if significant. No software development costs have been capitalized to date as a result of the Company’s development process.

During our fiscal year 2005, a research and development center in Bangalore, India was established by the Company to manage the Company’s technology development requirements. Since inception, the Company has derived technology benefits from engagements with customers; however it is not possible to track and quantify such costs separately for any periods.

Equipment and Improvements

The components of equipment and improvements are stated at cost. The Company provides for depreciation by use of the straight-line method over the estimated useful lives of the related assets (three to five years). Leasehold improvements are amortized by use of the straight-line method over the lesser of the estimated useful life of the asset or the lease term. Repairs and maintenance costs are expensed as incurred.

Internal Use Software

In accordance with EITF No. 00-2, Accounting for Web Site Development Costs, and EITF No. 00-3, Application of AICPA Statement of Position, or SOP, No. 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, we apply AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.

Definite Lived Intangible Assets

Definite-lived intangible assets are amortized over their useful lives, generally three to ten years, and are subject to impairment tests as previously described under Impairment of Long-Lived and Intangible Assets.

Deferred Financing Fees

In April 2006, the Company incurred $472 thousand of direct costs in connection with the issuance of $2.8 million in Senior Notes Payable, which includes the fair value of underwriter debt warrants of $106 thousand (See Note 7). These costs were being amortized using the straight-line method, over the one year term of the notes.  As of September 30, 2007, these costs have been fully amortized.

Deferred Offering Costs

As September 30, 2006, the Company incurred $116 thousand of direct costs in connection with the initial public offering of its common stock.  These costs were included in other assets and have been charged to additional paid in capital in fiscal 2007.  In total, the Company incurred costs of $2.5 million in connection with the initial public offering.  This amount has been charged to additional paid in capital.

Contingent Consideration

In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, consideration is recorded as additional purchase price if the consideration is unrelated to continuing employment with the Company and meets all other relevant criteria. Such consideration is paid when the contingency is resolved subsequent to acquisition and is recorded as additional goodwill resulting from the business combination.

Goodwill

The excess of the cost of an acquired entity over the amounts assigned to acquired assets and liabilities is recognized as goodwill. Goodwill is tested for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the fair value calculated at a reporting unit level. The Company has determined that its operating locations can be aggregated as a single reporting unit due to their similar economic characteristics. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company estimates the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is estimated by allocating the estimated fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). The residual estimated fair value after this allocation is the implied fair value of the reporting unit’s goodwill. The Company’s policy is to perform its annual impairment testing in the fourth quarter of each fiscal year.

The factors the Company considers important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of the Company’s use of assets or the strategy for the Company’s overall business, and significant negative industry or economic trends.

In evaluating the impairment of goodwill, the Company considers a number of factors such as discounted cash flow projections, market capitalization value and acquisition transactions of comparable third party companies. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis, especially with regard to the future cash flows of the Company. In estimating fair value of such, management makes estimates and judgments about the future cash flows of the Company. As a result of management’s evaluation, the Company concluded there was no impairment of goodwill based upon its annual assessments.

Advertising Costs

All advertising costs are expensed when incurred. Advertising costs were $65 thousand and $124 thousand for the years ended September 30, 2007 and 2006, respectively.

Stock-Based Compensation

The Company maintains two stock-based compensation plans which are more fully described in Note 9.

Effective October 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”). Because the Company used the fair-value-based method for disclosure under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), it adopted SFAS 123R using the modified prospective method. Under the modified prospective method, compensation expense recognized beginning on that date will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS  123, and (b) compensation expense for all share-based payments granted on or after October 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For periods prior to the adoption of SFAS 123R, the pro forma effect of stock-based compensation expenses pursuant to SFAS 123R is disclosed in the financial statements. Under the modified prospective transition method the results for prior periods are not restated.

Through September 30, 2006, the Company accounted for stock compensation awards under the provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). As permitted by SFAS 123, for all periods through September 30, 2006, the Company measured compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations using the intrinsic value method and following the disclosure-only provisions of SFAS 123.

Under the intrinsic value method, compensation expense is determined at the measurement date, generally the date of grant, as the excess, if any, of the estimated fair value of the Company’s common stock (the “Stock Price”) and the exercise price, multiplied by the number of options granted. Generally, the Company grants stock options with exercise prices equal to or greater than the Stock Price; however, to the extent that the Stock Price exceeds the exercise price of stock options on the date of grant, the Company records stock-based compensation expense using the graded vested attribution method over the vesting schedule of the options, which is generally three years. The Company recognized stock-based compensation expense of $332 thousand and $4 thousand in stock-based compensation expense for the years ended September 30, 2007 and 2006, respectively.

Prior to the Company’s initial public offering, the fair value of the Company’s common stock was generally determined using the weighted average of three customary valuation techniques: the discounted cash flow method, the market approach, and the guideline public company method.  The Company believes that a weighted average of these three techniques is the most reasonable approach to the valuation of our stock for this period.

The Company believed that a value market multiple of comparable public companies based on market value of invested capital to revenues provides an objective basis for measuring its fair market value.  Accordingly, the Company placed the highest weighting on this factor in its analysis.  The Company used data provided by a third party for ten comparable publicly traded companies.  Due to its relatively small size, continued operating losses and the high risks associated with its forecasted revenue growth through acquisitions, the Company determined its enterprise value by multiplying its rolling twelve months sales by the market value of invested capital-to-revenues ratio applicable to those companies in the statistical 10th percentile (on a scale of 100%).

The weighted average enterprise value, as described above, is reduced by a lack of marketability discount of 20% which reflected the Company’s small size, its losses since inception, and its inability to provide a distribution of earnings to shareholders.  This per share enterprise value was used as an input to the Black-Scholes-Merton option valuation model (the “Model”) in determining stock-based compensation.

Certain assumptions were used by the Company in the application of the Model to estimate the fair value of all stock options issued to employees on the grant date. The risk-free interest rate for all stock option grants is based on U.S. Treasury zero-coupon issues with equivalent remaining terms. The expected life of such options has been estimated to equal the average of the contractual term and the vesting term. The Company anticipates paying no cash dividends for its common stock; therefore, the expected dividend yield is assumed to be zero. As there was no public market for its common stock prior to June 28, 2007, the Company estimated the volatility for options granted based on an analysis of reported data for a peer group of publicly traded companies that issued options with substantially similar terms consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payment. For purposes of calculating the pro forma compensation expense illustrated below, the Company used its cumulative actual forfeiture rates of between 11% and 13% for all awards which management believes is a reasonable approximation of anticipated future forfeitures. The fair value is amortized ratably over the vesting period of the awards, which is typically three years.  At September 30, 2007, there was approximately $345 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans.

The following disclosure illustrates the pro forma effect on net loss and net loss per share that would have been recognized in the 2006 statement of operations if the fair-value-based method had been applied to all awards in accordance with SFAS 123R. Under the fair value-based-method, the Company must measure the estimated fair value of equity instruments awarded to employees at the grant date for which the Company is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise the share options). That estimate is not re-measured in subsequent periods. The Company estimated the fair value of stock options issued to employees using the Model, which requires assumptions be made by management including the economic life of the option, expected volatility, expected dividends and risk-free interest rates. The Company believes that the Model provides a fair value estimate that is consistent with the measurement objective and the fair-value-based method of SFAS 123R.

The following table illustrates the pro forma effect on 2006 net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123R:

Net loss	$(1,448)
Deduct: Stock based employee
compensation determined under
the fair value based method
for all awards, net of tax effect	(507)
Pro forma net loss	$(1,955)

Pro forma net loss per share:
Basic and diluted	$(0.48)

As reported net loss per share:
Basic and diluted	$(0.36)

Weighted average shares outstanding:
Basic and diluted	4,046,278

As stock options vest over several years, additional stock option grants are made and employees terminate each year, the above pro forma disclosures and related assumptions used in the Model are not necessarily representative of pro forma effects on operations for future periods.

Valuation of Options and Warrants Issued to Non-Employees

The Company measures expense for non-employee stock-based compensation and the estimated fair value of options exchanged in business combinations and warrants issued for services using the fair value method for services received or the equity instruments issued, whichever is more readily measured in accordance with SFAS 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. The Company estimated the fair value of stock options and warrants issued to non-employees using the Model as described more fully above. The following table illustrates the inputs and assumptions used by the Company in the application of the Model to estimate the fair value of warrants and stock options granted to non-employees as follows:

	Year Ended September 30,
	2007	2006
Options granted to non-employees	−	9,227
Warrants granted to non-employees	150,000	392,000
Contractual lives in years	5	5 – 10
Estimated fair value of common stock	$2.73	$2.07 – 2.46
Exercise prices	$7.50	$0.001 – 4.68
Estimated stock volatility	72%	70%
Risk free rate of return	5.22%	3.70% to 4.93%
Dividend Rate	0%	0%

The intrinsic value of the options outstanding at September 30, 2007 was approximately $725 thousand of which $638 thousand related to vested options and $86 thousand related to unvested options.

Employee Benefits

The Company sponsors a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2007 or 2006.

Income Taxes

Deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be permanent investments.

Net Loss Per Share of Common Stock

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all outstanding options, warrants and convertible debt from the calculation of diluted weighted average shares outstanding because these securities were anti-dilutive for all periods presented. The number of potential shares represented by these excluded equity instruments were 1,544,831 and 1,507,856 at September 30, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. Management of the Company has evaluated SAB 108 and believes its adoption will not materially impact the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS 157 prioritizes the inputs to valuation techniques used to measure fair value into a hierarchy containing three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. SFAS No. 157 is effective for interim and annual financial statements for fiscal years beginning after November 15, 2007. Upon initial adoption of SFAS 157, differences between the carrying value and the fair value of those instruments shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for that fiscal year, and the effect of subsequent adjustments resulting from recurring fair measurements shall be recognized in earnings for the period. The Company has not yet adopted SFAS 157. As a result, the consolidated financial statements do not include any adjustments relating to any potential adjustments to the carrying value of assets and liabilities. Management of the Company is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.  Management of the Company has evaluated FIN 48 and believes its adoption will not materially impact the consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there will be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of this standard will impact any acquisitions completed by the Company in our fiscal 2010.

3.    Acquisitions

New Tilt, Inc.

On April 24, 2006, the Company acquired New Tilt, a privately held provider of Web Development Services. New Tilt's results of operations have been included in the consolidated financial statements since the date of acquisition. As a result of the acquisition, the Company expanded its services in the health care and insurance industries. The aggregate purchase price of approximately $1.6 million consisted of $550 thousand in cash, 320,000 shares of common stock valued at $717 thousand, 37,830 options for common stock valued at $121 thousand and closing costs of $162 thousand.  Additional consideration of up to approximately $750 thousand may be paid over a three-year period in cash as additional consideration. The additional consideration described above is based upon the attainment by the acquired entity of defined operating objectives. At September 30, 2007, the maximum remaining future consideration pursuant to this arrangement is approximately $500 thousand.  To date $250 thousand was recorded as an increase to goodwill under this arrangement.

Objectware, Inc.

On July 5, 2007, the Company acquired Objectware, Inc. (OW), a privately held provider of Web Development Services. OW’s results of operations have been included in the consolidated financial statements since the date of acquisition. OW is an Atlanta, Georgia-based company that specializes in Web application development, Web design, wireless application development, search engine optimization and providing managed Web Development Services to customers. The initial consideration of $6.7 million for the acquisition of OW consisted of $3.7 million in cash and 610,716 shares of Bridgeline common stock.   The former owner of OW also has the opportunity to receive up to $1.8 million as additional consideration payable in cash and stock quarterly over the three years after the acquisition, contingent upon OW attaining certain operational performance benchmarks.

The additional consideration described above is based upon the attainment by the acquired entity of defined operating objectives.  At September 30, 2007, the maximum remaining future consideration pursuant to this arrangement is approximately $1.6 million.  To date $150 thousand was recorded as an increase to goodwill under this arrangement.

 In connection with the acquisition of OW, we acquired a note receivable from a customer of OW.  We evaluated the note and the customer’s ability to pay the note and provided a reserve for 100% of the balance as of the acquisition date.  If the customer ends up paying the entire balance, the Company will record an adjustment to goodwill associated with the OW acquisition.  The acquisition has been treated as a non-taxable transaction; therefore, the intangible assets, including goodwill, are not tax deductible for the Company.

Purple Monkey Studios, Inc.

On August 31, 2007, the Company acquired Purple Monkey Studios, Inc. (PM), a privately-held provider of Web Development Services.  PM’s results of operations have been included in the consolidated financial statements since the date of acquisition. PM specializes in web content management solutions, interface design, and eTraining applications. Purple Monkey operates in the Chicago region, serving over 50 customers including Motorola, Marriott International, American Medical Association, McGraw Hill, Discovery Communications, and the American Academy of Pediatrics.  The initial consideration of $2.9 million consisted of $723 thousand in cash, $210 thousand of repayment of a bank line of credit and 476,846 shares of Bridgeline Software common stock.  The former owners of PM also have the opportunity to receive an additional $900 thousand in cash over a three year period as additional consideration based on certain minimum operating income goals being achieved.

The additional consideration described above is based upon the attainment by the acquired entity of defined operating objectives. At September 30, 2007, the maximum remaining future consideration pursuant to this arrangement is approximately $900 thousand.

The acquisition has been treated as a non-taxable transaction; therefore the intangible assets, including goodwill, are not tax deductible for the Company.

The following table summarizes the estimated fair values of the net assets acquired through the acquisitions of OW and PM:

Net assets acquired:
Cash	$322
Other current assets	1,261
Equipment	251
Other assets	27
Intangible assets	1,296
Goodwill	7,656
Total assets	10,813
Current liabilities	996
Capital lease obligations	69
Total liabilities assumed	1,065
Net assets acquired	$9,748

Purchase price:
Cash paid	$3,881
Equity exchanged	4,983
Options issued and exchanged	213
Closing costs and fees	671
Total purchase price	$9,748

Of the $1.3 million in intangible assets, $1.1 million was assigned to customer relationships with an average useful life of five years and $142 thousand was assigned to noncompetition agreements with an average estimated life of five years.  The total amount of goodwill recognized will not be deductible for tax purposes.  The following unaudited pro forma information reflects the results of operations of the Company as though the acquisitions of OW and PM were completed as of October 1, 2005:

	Pro Forma (Unaudited)
	Years Ended September 30,
	2007	2006

Revenue	$18,094	$15,326
Net loss	$(2,083)	$(987)
Net loss per share:
Basic and diluted	$(0.33)	$(0.19)
Number of weighted average shares:
Basic and diluted	6,227,211	5,311,395

The common stock used as consideration for the acquisitions is presented as being outstanding during the entire period for the computation of weighted average shares outstanding used in the computation of net loss per share for all periods above.

4.     Equipment and Improvements

Equipment and improvements, net consisted of the following:

	As of September 30
	2007	2006
Furniture and fixtures	$342	$136
Purchased software	362	124
Computers and peripherals	951	629
Leasehold improvements	44	38
	1,699	927

Less accumulated depreciation	738	498
	$961	$429

Included above are assets acquired under capitalized leases of $338 thousand and $207 thousand as of September 30, 2007 and 2006, respectively, with accumulated depreciation thereon of $155 thousand and $92 thousand, respectively.

The Company has $329 thousand and $233 thousand of net property and equipment at September 30, 2007 and 2006, respectively, for use in its hosting arrangements.

5.    Definite Lived Intangible Assets and Goodwill

Definite lived intangible assets and goodwill consisted of the following:

	As of September 30, 2007			As of September 30, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Asset	Amortization	Amount	Asset	Amortization	Amount
Intangible assets;
Domain and trade names	$39	$(15)	$24	$29	$(13)	$16
Customer related	1,764	(352)	1,412	478	(229)	249
Acquired software	95	(90)	5	95	(57)	38
Total intangible assets	$1,898	$(457)	$1,441	$602	$(299)	$303

Goodwill	$14,426	$—	$14,426	$6,346	$—	$6,346

The aggregate amortization expense related to intangible assets for the years ended September 30, 2007 and 2006 is as follows:

	Total	Expense Charge To
	Amortization	Cost of
	Expense	Revenue	Operations

Year Ended September 30, 2007	$159	$33	$126
Year Ended September 30, 2006	$119	$117	$2

The estimated amortization expense for fiscal years 2008, 2009, 2010, 2011, 2012 and thereafter is $325 thousand, $320 thousand, $297 thousand, $275 thousand, $214 thousand and $10 thousand, respectively.

Goodwill increased $8 million and $1.3 million in the years ended September 30, 2007 and 2006. The increase in the year ended September 30, 2007 included $7.6 million as a result of the acquisitions of OW and PM and $455 thousand due to contingent consideration earned under acquisition agreements. The increase in the year ended September 30, 2006 included $1.1 million as a result of acquisitions and $126 thousand due to contingent consideration earned under prior acquisition agreements.

6.     Accrued Liabilities

Accrued liabilities consisted of the following:

	As of September 30,
	2007	2006

Compensation and benefits	$509	$259
Subcontractors	90	58
Deferred rent	65	59
Interest	—	70
Professional fees	134	178
Other	468	82
	$1,266	$706

7.     Indebtedness

The Company’s indebtedness consisted of the following:

Senior Notes Payable

	As of September 30,
	2007	2007

Senior notes payable	$—	$2,800
Discount on senior notes payable attributable to warrants	—	(303)
	$—	$2,497

In 2006, the Company entered into an agreement, as amended, with an underwriter to execute a private placement of $2.8 million of senior secured notes payable and related security agreement (the “Senior Notes”) and to underwrite an initial public offering of the Company’s common stock.  The Senior Notes were collateralized by all assets of the Company. The Senior Notes were subordinated to other creditors at issuance; however, those debts were fully paid by the Company as of July 1, 2006. The principal amount of the Senior Notes was payable in full at the closing date of an initial public offering of the Company’s securities (the “Maturity Date”).  In July 2007, the Company repaid the Senior Notes in their entirety after the initial public offering was completed.

In connection with the issuance of the Senior Notes, the Company issued 280,000 warrants to the note holders (the “Debt Warrants”) and 112,000 warrants to the underwriter for services rendered in connection with the private placement (the “Underwriter’s Debt Warrants”). These warrants are exercisable into shares of the Company’s common stock. The Debt Warrants are exercisable at $0.001 per share at any time within five years from the date of grant. The Underwriter’s Debt Warrants are exercisable at any time within five years from the grant date provided, however, that no such exercise shall take place prior to the earlier of the date of an initial public offering or April 21, 2008. The Underwriter’s Debt Warrants are exercisable at $5.00 per share. As part of the Senior Notes, the Company's investment banker received $280 thousand in fees which are recorded as deferred financing fees and were amortized over the one-year term of the Senior Notes.

Interest expense related to this debt, including amortization of the deferred financing fees, was $858 thousand and $558 thousand for the years ended September 30, 2007 and 2006, respectively.

Capital Lease Obligations
	As of September 30,
	2007	2006

Capital lease obligations	$222	$144
Less: Current portion	(76)	(45)
Capital lease obligations	$146	$99

As of September 30, 2007, the Company had remaining the following minimum lease payments under capitalized lease obligations:

Year Ending September 30,
2008	$102
2009	75
2010	48
2011	35
2012	10
Totals	270
Less interest at a weighted average of 14.15%	48
Total capital lease obligations	$222

 8.    Commitments and Contingencies

Guarantees and Indemnifications

Certain software licenses granted by the Company contain provisions that indemnify licensees from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has indemnification provisions in its articles of incorporation whereby no director or officer will be liable to the Company or its shareholders for monetary damages for breach of certain fiduciary duties as a director or officer. The Company has received no requests for indemnification under these provisions, and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. The Company monitors and assesses the merits and risks of pending legal proceedings. While the results of litigation and claims cannot be predicted with certainty, based upon its current assessment, the Company believes that the final outcome of any existing legal proceeding will not have a materially adverse effect, individually or in the aggregate, on its consolidated results of operations or financial condition.

Operating Lease Commitments

The Company maintains its executive offices in Woburn, Massachusetts and operating offices in several locations throughout the United States and India.  Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2007 were as follows:

Year Ending September 30,
2008	$698
2009	505
2010	440
2011	340
Total	$1,983

Rent expense for the years ended September 30, 2007 and 2006 was approximately $730 thousand and $615 thousand, respectively, exclusive of sublease income of $71 thousand and $100 thousand for the years ended September 30, 2007 and 2006, respectively.  In January 2007, the Company entered into an arrangement to sub lease certain excess office space.  The terms of the sublease are substantially consistent with the terms of the original lease.  Prior subleases ceased when the related leases expired.

Other Commitments

On October 1, 2005, the Company entered into a Business Combination Services Agreement with Joseph Gunnar & Co., LLC (“Gunnar”), pursuant to which Gunnar provides Bridgeline with certain advisory services concerning potential acquisitions and transactions. The term of the agreement is for one year with automatic one-year renewals until either party elects not to renew and provides 90 days’ written notice prior to the commencement of the next renewal period or after the consummation of two business combinations during any term. During the term and any renewal periods, the Company is required to pay cash advances against success fees in the initial amount of $7 thousand per month, which amount increased to $10 per month in May 2006, and will increase to $15 thousand per month upon a public stock offering. As compensation for its services, the Company is obligated to pay Gunnar, at the closing of a business combination (i.e., a merger, acquisition, sale or joint venture), a success fee equal to six percent of the total value of all cash, securities or other property paid in connection with the transaction. The success fee for each business combination consummated during the initial term or a renewal period is a minimum of $125 thousand and a maximum of $375 thousand, net of the cash advances paid to Gunnar during the applicable period. Success fees, less amounts paid in advance, are included in the total purchase price of the related acquisition. Amounts paid in advance are expensed as paid.  Effective August 31, 2007, the Company renegotiated the agreement with Gunnar and as a result no longer pays a monthly amount and all fees relating to the success of any business combination is payable only upon the consummation of the deal.

The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions. The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. The Company’s estimate of its exposure related to warranties on contracts is immaterial as of September 30, 2007 and 2006.

9.     Shareholder’s Equity

The Company completed an initial public offering in June 2007.  In addition to the shares in the market, the Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that become employees of the Company. The following is a summary of the common stock reserved for issuance for stock option and warrant activity.

Common Stock Warrants

During 2001 through 2004, the Company issued to certain investment advisors warrants to purchase 160,542 shares of common stock for services rendered in connection with private placement sales of common stock with aggregate proceeds of approximately $4.7 million. The warrants are exercisable at $3.75 and $4.68 per share at any time within five years from the grant date.  In connection with a December 2004 acquisition, the Company issued 72,527 warrants to its investment advisor for services rendered in connection with the acquisition. The warrants are exercisable at $4.68 per share at any time within five years from the grant date. The Company valued the warrants at $269 thousand using the Model and assumptions as described in Note 2, which the Company recorded as a direct cost of the acquisition.

In March 2005, the Company issued 3,200 warrants in connection with a $500 thousand financing agreement. The warrants are exercisable at $4.68 per share at any time within five years from the date of grant. The Company valued the warrants at $8 thousand using the Model and assumptions as described in Note 2, which the Company charged to deferred financing fees and amortized the cost over the expected life of the agreement. The fees were fully amortized when the financing agreement was terminated in 2006.

In accordance with the terms of the warrant agreements, any liquidity event, including an initial public offering, would result in the conversion of the warrants per a prescribed formula to Bridgeline common stock.  In connection with the Company’s successful initial public offering, the above referenced warrants were converted to common stock.

The Debt Warrants issued in connection with the Senior Notes described in Note 7 are exercisable at $0.001 per share at any time within five years from the date of grant. As of September 30, 2007, 75,000 Debt Warrants have been exercised by Senior Note holders. The Underwriter’s Debt Warrants issued in connection with the Senior Notes described in Note 7 are exercisable at any time within five years from the grant date provided, however, that no such exercise shall take place prior to the earlier of the date of an initial public offering or April 21, 2008. The Underwriter’s Debt Warrants are exercisable at $5.00. The Company valued the Debt Warrants at $531 thousand and the Underwriter’s Debt Warrants at $115 thousand using the Model and assumptions as described in Note 2. The value of the Debt Warrants was recorded as a discount on the Senior Notes and was amortized over the one year term of the Senior Notes. The value of the Underwriter’s Debt Warrants was charged to deferred financing costs and was amortized over the one year term of the Senior Notes.

In July 2007, the Company issued 150,000 warrants in connection with the successful initial public offering (the IPO Warrants).  The Company had agreed with the underwriters that such IPO Warrants would be issued in connection with the fees due to the underwriters for the successful transaction.  Each IPO Warrant has an exercise price of $7.50 and can be exercised at any time from January 2008 through July 2012.  The Company recorded the grant date fair value of these IPO Warrants of $400 thousand, using the Model and assumptions as described in Note 2, directly to additional paid in capital as part of the direct incremental fees associated with the initial public offering.  At September 30, 2007, the Company has 467,000 warrants outstanding.

Subsequent to the initial issuance, the Company amended the terms of the Debt Warrants, the Underwriter’s Debt Warrants and IPO Warrants described above to eliminate a provision included in error during the drafting of the documents.  This provision would have permitted the holders of the warrants to redeem the warrants in the event that the Company’s registration during the terms of each warrant became ineffective.  The inclusion of this provision would have required the Company to reflect the outstanding warrants as liabilities rather than as equity, as this provision could be interpreted as a put option with a cash settlement.  The Company and the holders of the warrants intended for the instruments to only be settled in equity and thus the terms were amended accordingly.

2000 Stock Incentive Plan

During 2000, the Company adopted the 2000 Stock Incentive Plan (the “Plan”) and reserved 1.0 million shares of common stock for issuance thereunder. On June 24, 2005 the Board of Directors increased the reserve for common stock issued under the Plan to 1.2 million shares. The Plan authorized the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. During 2006, the Company amended and restated the Plan to conform to current tax laws and to increase the number of common shares reserved for issuance under the plan to 1.4 million. Options granted under the Plan may be granted with contractual lives of up to ten years. There were 294,338 options reserved for issuance under the Plan as of September 30, 2007.

2001 Lead Dog Stock Option Plan

In connection with the Company’s merger with Lead Dog in February 2002, the Company assumed Lead Dog’s 2001 Stock Option Plan (the “Lead Dog Plan”). Options under the Lead Dog Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the shares on the date of grant. Under the terms of the Agreement and Plan of Merger with Lead Dog, 98,731 options of the Lead Dog Plan were reserved for issuance to former Lead Dog employees that remained with the Company for one year subsequent to the merger.

A summary of combined option and warrant activity is as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2005	797,907	$2.953	236,269	$4.273
Granted (2)	204,920	$3.750	392,000	$1.533
Exercised (3)	—	—	(50,000)	$0.001
Cancelled or expired	(73,240)	$3.492	—	—
Outstanding, September 30, 2006	929,587	3.086	578,269	$2.653
Granted (4)	267,778	$4.120	150,000	7.500
Exercised (3)	(27,831)	0.940	(59,724)	$0.554
Cancelled or expired	(91,703)	$3.710	(201,545)	4.504
Outstanding, September 30, 2007	1,077,831	$3.430	467,000	$3.610

(1) The weighted average grant-date fair value of options and warrants granted during the fiscal year ended September 30, 2005 was $3.75 and $3.75, respectively.

(2) The weighted average grant-date fair value of options and warrants granted during the fiscal year ended September 30, 2006 was $2.28 and $2.24, respectively.

(3) The intrinsic value of options and warrants exercised during the year ended September 30, 2007 was $93 thousand and $122 thousand, respectively. Warrants exercised during the year ended September 30, 2007 had an intrinsic value of $3.61 per share.  Warrants exercised during the year ended September 30, 2006 had an intrinsic value of $2.23 per share.

(4) The weighted average grant-date fair value of options granted during the fiscal year ended 2007 was $1.50.

A summary of options outstanding and options exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Aggregate	Number of	Aggregate
Exercise	Number of	Contractual	Intrinsic	Options	Intrinsic
Price	Options	Life in Years	Value	Exercisable	Value

$ 0.003	13,334	5.00	$58,829	13,334	$53,829
$ 0.357	3,220	4.41	$11,858	3,220	$11,858
$ 1.072	29,675	4.41	$88,087	29,675	$88,087
$ 1.200	43,111	7.21	$122,435	43,111	$122,435
$ 1.740	42,500	9.77	$97,750	42,500	$97,750
$ 3.000	254,971	5.55	$265,170	253,303	$263,436
$ 3.750	616,620	8.19	$178,820	325,407	$94,368
$ 3.920	37,400	9.92	$4,488	37,400	$4,488
$ 4.900	37,000	9.77	$—	—	$—
	1,077,831			747,950

A summary of the status of Bridgeline’s nonvested shares is presented below.

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2006	379,131	$ 2.11
Granted	267,778	1.50
Vested	(295,048)	1.61
Forfeited	(21,981)	1.46
Nonvested at September 30, 2007	329,880	$ 2.26

As of September 30, 2007 there was $345 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average of 2.3 years. The total fair value of shares vested during the years ended September 30, 2007 and 2006 were $475 thousand and $936 thousand, respectively of which options with a value $309 thousand and $339 thousand have been subsequently cancelled after vesting in years ended September 30, 2007 and 2006, respectively.

The following table illustrates the assumptions used by the Company in the application of the Model to calculate the compensation expense in accordance with SFAS 123 for stock options granted to employees and directors:

	Fair Value				Expected	Option
	of Stock	Stock	Risk Free	Dividend	Option Life	Exercise
	Prices	Volatility	Rate of Return	Rate	in Years	Prices
Year Ended September 30,
2007	$ 0.61 - $2.92	72%	4.70% - 5.22%	0%	3.0 - 10	$ 3.75 - $4.90
2006	$ 2.07 - $2.46	70%	4.31% - 4.70%	0%	6.5 - 10	$ 3.75

10.   Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended September 30,
	2007	2006
Income tax benefit at the federal statutory rate of 34%	$(645)	$(538)
Permanent differences, net	335	151
State income benefit, net of federal benefit	(106)	(70)
Change in valuation allowance attributable to operations	355	464
Other	61	(7)
	$—	$—

 As of September 30, 2007, the Company has net operating loss carryforwards (“NOLs”) of approximately $4.8 million for federal purposes and $4.1 million for state purposes, which will be available to offset future taxable income. Approximately $1.2 million of the Company’s net operating losses is attributable to acquired entities. These net operating losses were fully reserved for at the respective acquisition dates. In the event the Company realizes these assets in the future, the benefit will be recorded as a reduction of goodwill. If not used, the federal carryforwards will expire between 2020 and 2027 and the state carryforwards will expire between 2008 and 2027.

The Company’s income tax provision was computed based on the federal statutory rate and average state statutory rates, net of the related federal benefit.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of September 30,
Deferred tax assets:	2007	2006
Short-term:
Contract loss reserve	$1	$59

Long-term
Net operating loss carry forwards	1,892	1,551

Deferred tax liabilities:
Current:
Other	6	23

Long-term:
Intangibles	(567)	(122)
Depreciation	(140)	(38)
	1,192	1,473

Valuation allowance	1,192	1,473
	$—	$—

For the year ended September 30, 2007 the valuation allowance for deferred tax assets decreased $337 thousand which was mainly due to the acquisitions of Objectware, Inc. and Purple Monkey, Inc. offset by the operating loss incurred.  For the year ended September 30, 2006 the valuation allowance for deferred tax assets increased $479 thousand which was mainly due to the operating loss incurred and $15 thousand due to the acquisition of New Tilt. The Company has NOLs and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax asset at September 30, 2007 and 2006, respectively.

In January 2005, the Company established Bridgeline Software Pvt. Ltd in Bangalore India under the Software Technology Parks of India law. This law establishes a tax holiday for the first ten years of operations; therefore the Company has not incurred any foreign taxes. To date, the foreign taxes not incurred as a result of this tax holiday have not been significant.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $280 thousand and $186 thousand at September 30, 2007 and 2006, respectively. These earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the applicable foreign tax authority. Determination of the amount of unrecognized deferred US income tax liability is not material and detailed calculations have not been performed. As of September 30, 2007, there would be minimal withholding taxes upon remittance of all previously unremitted earnings.

11.   Related Party Transactions

In connection with the acquisition of Purple Monkey Studios, Inc., the Company entered into a lease for six months with Purple Monkey Realty LLC.  The owners of Purple Monkey Realty LLC are also employees of the Company.  The Company intends on relocating to a new space after the terms of the initial lease expire.  For the year ended September 30, 2007, the Company paid $11 thousand under this agreement.

In April 2007, we issued secured promissory notes to our Chief Executive Officer and a member of the Board of Directors aggregating $200 thousand.  The notes bore interest at a rate of 15% per annum payable, along with the outstanding principal on the notes, on the closing of the initial public offering of securities.  The Company paid $6 thousand in interest expense and repaid the notes in their entirety in July 2007 upon the completion of the initial public offering.

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with its audit of our financial statements, our external auditors, UHY LLP, advised us that they were concerned that during the years ended September 30, 2007 and 2006, our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. This control deficiency contributed to material weaknesses in internal control with respect to accounting for revenue recognition and equity. A “material weakness” is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the financial statements or related disclosures will not be prevented or detected.

During fiscal 2007, we created several new positions in our Company, including one at the vice-president level, with specific responsibilities for external financial reporting, internal control, revenue recognition and purchase accounting.  We filled all of these positions during fiscal 2007, including the vice-president level position in the fourth quarter of fiscal 2007.   We believe that the addition of these accounting resources will address the material weakness noted above.  We estimate that the annual cost of the new positions referred to above will be between $300 thousand and $350 thousand.  In addition, we expect to incur significant additional costs in the future. While we expect to complete the process of bringing our internal control documentation into compliance with the Sarbanes-Oxley Act (SOX) Section 404 as quickly as possible, we cannot at this time estimate how long it will take to complete the process or its ultimate cost.  We expect such costs to be significant.  During the fourth quarter of fiscal 2007, we commenced the implementation of a new financial reporting system that is expected to improve the reporting process by eliminating redundant spreadsheets.

Item 8B. OTHER INFORMATION

None

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Thomas Massie	46	Chairman, Chief Executive Officer and President

John Cavalier	68	Director(1)(2)(3)(4)

William Coldrick	65	Director (1)(2)(3)(4)

Kenneth Galaznik	56	Director (1)(4)

Robert Hegarty	44	Director(2)(3)(4)

Gary Cebula	48	Executive Vice President, Treasurer, Corporate Secretary and Chief Financial Officer

Brett Zucker	36	Executive Vice President and Chief Technical Officer

Timothy O’Neil	36	Vice President of Finance and Chief Accounting Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

The additional information required by this Item 9 of Form 10-KSB is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Item 10.  EXECUTIVE COMPENSATION

The information required by this Item 10 of Form 10-KSB is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2007 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (a)/(c)

Equity compensation plans approved by security holders	1,077,831	$ 3.43	294,338

Equity compensation plans not approved by security holders (1)	262,000	6.43	−

Total	1,339,831	$ 4.02	294,338

(1)   In April 2006, the Company issued 112,000 warrants to the underwriter for services rendered in connection with the private placement (the “Underwriter’s Debt Warrants”). These warrants are exercisable into shares of the Company’s common stock.  The Underwriter’s Debt Warrants are exercisable at any time within five years from the grant date provided, however, that no such exercise shall take place prior to the July 5, 2007. The Underwriter’s Debt Warrants are exercisable at $5.00 per share.  In July 2007, the Company issued 150,000 warrants in connection with the successful initial public offering (the “IPO Warrants”).  The Company had agreed with the underwriters that such IPO Warrants would be issued in connection with the fees due to the underwriters for the successful transaction.  Each IPO Warrant has an exercise price of $7.50 and can be exercised at any time from January 2008 through July 2012.  The Company recorded the grant date fair value of these IPO Warrants of $400 thousand, using the Model and assumptions as described in Note 2, directly to additional paid in capital as part of the direct incremental fees associated with the initial public offering.  At September 30, 2007, the Company has 467,000 warrants outstanding.

The additional information required by this Item 11 of Form 10-KSB is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTORS INDEPENDENCE.

The information required by this Item 12 of Form 10-KSB is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Item 13.  EXHIBITS

(a)	Exhibits

Item	Title

2.1*	New Tilt, Inc. Acquisition Agreement
2.2*	Interactive Applications, Inc. Acquisition Agreement
2.3*	Objectware, Inc. Acquisition Agreement
2.4*	Lead Dog Digital, Inc. Acquisition Agreement
2.5*	Streamline Communications, Inc. Acquisition Agreement
2.6	Purple Monkey Studios, Inc. Acquisition Agreement (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 5, 2007)
3.1(ii)*	Amended and Restated Certificate of Incorporation
3.1(iii)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 30, 2007)
4.1*	Specimen Common Stock Certificate
10.1*	Office Building Lease between Sixth Road Woburn, LLC and Bridgeline Software, Inc., dated May 5, 2005
10.2*	Office Building Lease between 104 West 40th Street Partners LLC and Bridgeline Software, Inc., dated November 26, 2003
10.3*	Office Building Lease between Starwood Urban Retail I, LLC and Interactive Applications Group, Inc., dated August 20, 1999
10.4*	First Amendment to Office Building Lease between Starwood Urban Retail I, LLC and Interactive Applications Group, Inc., dated January 16, 2001
10.5*	Office Building Lease between Valliappa Software Technological Park Pvt. Ltd. and Bridgeline Software Enterprises Pvt. Ltd. dated December 5, 2005
10.6*	Lease between Cameron-Elmwood Realty, LLC and New Tilt, Inc. dated December 6, 2004
10.7*	Employment Agreement with Thomas Massie, dated October 1, 2001**
10.8*	Employment Agreement with Gary Cebula, dated January 1, 2006**
10.9*	Employment Agreement with Brett Zucker, dated January 1, 2006**
10.10*	Employment Agreement with Robert Seeger, dated January 1, 2006**
10.11	Employment Agreement with Erez M. Katz (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed on July 11, 2007)**
10.12*	Business Combination Services Agreement dated as of October 1, 2005 between Bridgeline Software, Inc. and Joseph Gunnar & Co., LLC
10.13*	Memorandum of Understanding between Fin Net, LLC and Bridgeline Software, Inc. dated January 5, 2004
10.14*	Financing Agreement between Sand Hill Finance, LLC and Bridgeline Software, Inc. dated March 29, 2005
10.15*	First Amendment to Financing Agreement between Sand Hill Finance, LLC and Bridgeline Software, Inc. dated September 12, 2005
10.16*	Convertible Term Note issued by Bridgeline Software, Inc. to Thomas Massie for the principal sum of $200,000, dated September 3, 2002
10.17*	Convertible Term Note issued by Bridgeline Software, Inc. to Thomas Massie for the principal sum of $112,000, dated September 3, 2002
10.18*	Security Agreement between Bridgeline Software, Inc. and Thomas Massie dated as of September 3, 2002
10.19*	Placement Agent Agreement by and between Bridgeline Software, Inc. and Joseph Gunnar & Co., LLC, dated as of April 10, 2006
10.20*	General Security Agreement by and between Bridgeline Software, Inc. and the investors named therein, dated as of April 21, 2006
10.21*	Form of Subscription Agreement by and between Bridgeline Software, Inc. and the investors listed on Schedule A attached thereto
10.22*	Form of Secured Promissory Note issued to the investors listed on Schedule A attached thereto
10.23*	Form of Warrant to Purchase Common Stock of Bridgeline Software, Inc. issued to the investors listed on Schedule A attached thereto, as amended
10.24*	Form of Warrant to Purchase Common Stock of Bridgeline Software, Inc. issued to Placement Agent in April 2006 offering, as amended

10.25*
Form of Warrant to Purchase Common Stock of Bridgeline Software, Inc. issued to Winslow, Evans & Crocker, Inc., and associates of Winslow, Evans & Crocker, Inc., as compensation for services as placement gent in 2003 and 2004 equity offerings

10.26*	Form of Warrant to Purchase Common Stock of Bridgeline Software, Inc. issued to Fin Net, LLC as compensation for investment banking services
10.27*	Common Stock Purchase Warrant of Bridgeline Software issued to Sand Hill Finance, LLC
10.28*	Data Processing and Technical Services Agreement between The Bank of New York and Bridgeline Software, Inc. dated as of October 25, 2002
10.29*	Professional Services Agreement between The Depository Trust & Clearing Corporation and Bridgeline Software, Inc. dated as of January 2, 2006
10.30*	Statement of Work for Web Maintenance Services between Nomura Securities, Inc. and Bridgeline Software, Inc. dated as of June 12, 2002
10.31*	Agreement between Pfizer, Inc. and Bridgeline Software, Inc. dated as of December 16, 2005
10.32*	Master Services Agreement between John Hancock Life Insurance Co. and Bridgeline Software, Inc. dated as of July 1, 2004
10.33*	Amended and Restated Stock Incentive Plan**
10.34*	Lead Dog Digital, Inc. 2001 Stock Option Plan**
10.35*	Stock Option Grant by Bridgeline Software, Inc. to Brett Zucker, dated February 27, 2002**
10.36*	Stock Option Grant by Bridgeline Software, Inc. to Brett Zucker, dated February 27, 2002**
10.37*	Stock Option Grant by Bridgeline Software, Inc. to Brett Zucker, dated February 27, 2002**
10.38*	Stock Option Grant by Bridgeline Software, Inc. to Brett Zucker, dated June 1, 2003**
10.39*	Stock Option Grant by Bridgeline Software, Inc. to Brett Zucker, dated June 1, 2005**
10.40*	Stock Option Grant by Bridgeline Software, Inc. to Robert Seeger, dated February 27, 2002**
10.41*	Stock Option Grant by Bridgeline Software, Inc. to Robert Seeger, dated February 27, 2002**
10.42*	Stock Option Grant by Bridgeline Software, Inc. to Robert Seeger, dated September 30, 2002**
10.43*	Stock Option Grant by Bridgeline Software, Inc. to Robert Seeger, dated June 1, 2003**
10.44*	Stock Option Grant by Bridgeline Software, Inc. to Robert Seeger, dated June 1, 2005**
10.45*	Stock Option Grant by Bridgeline Software, Inc. to Gary Cebula, dated August 31, 2000**
10.46*	Stock Option Grant by Bridgeline Software, Inc. to Gary Cebula, dated September 30, 2002**
10.47*	Stock Option Grant by Bridgeline Software, Inc. to Gary Cebula, dated June 1, 2003**
10.48*	Stock Option Grant by Bridgeline Software, Inc. to Gary Cebula, dated June 1, 2005**
10.49*	Stock Option Grant by Bridgeline Software, Inc. to William Coldrick, dated June 1, 2005**
10.50*	Stock Option Grant by Bridgeline Software, Inc. to Thomas Massie, dated September 3, 2002**
10.51*	Stock Option Grant by Bridgeline Software, Inc. to Thomas Massie, dated September 30, 2002**
10.52*	Stock Option Grant by Bridgeline Software, Inc. to Robert Hegarty, dated September 20, 2006**
10.53*	Stock Option Grant by Bridgeline Software, Inc. to Kenneth Galaznik, dated September 20, 2006**
10.54*	Amendment No. 1 to Secured Promissory Note filed as Exhibit 10.22, dated as of March 29, 2007
10.55*	First Amendment to Agreement and Plan of Merger filed as Exhibit 2.3, dated as of March 29, 2007
10.56*	Form of Escrow Agreement by and among Bridgeline Software, Inc., Erez M. Katz, and Arnall Golden Gregory
10.57*	Secured Promissory Note issued by Bridgeline Software, Inc. to Thomas Massie for the principal sum of $100,000 dated April 3, 2007.
10.58*	Secured Promissory Note issued by Bridgeline Software, Inc. to William Coldrick for the principal sum of $100,000 dated April 3, 2007.
10.59*	Amended and Restated General Security Agreement by and between Bridgeline Software, Inc. and the investors named therein, dated April 3, 2007.
10.60*	Second Amendment to Financing Agreement between Sand Hill Finance, LLC and Bridgeline Software, Inc. dated April 26, 2007.
10.61*	Agreement between Joseph Gunnar & Co., LLC, as agent for certain Noteholders and Bridgeline Software, Inc. dated May 15, 2007.
10.62*	Subordination Agreement between Joseph Gunnar & Co., LLC, as agent for certain Noteholders and Bridgeline Software, Inc. dated May 15, 2007.
10.63*	Second Amendment to Agreement and Plan of Merger filed as Exhibit 2.3, dated June 14, 2007.
10.64*	Amendment No. 2 to Secured Promissory Note filed as Exhibit 10.22, dated as of June 20, 2007.
10.65*	Form of Warrant to Purchase Common Stock of Bridgeline Software, Inc., to be issued to the underwriters.
10.66	Employment Agreement with Russell Klitchman (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on September 5, 2007)**

10.67	Employment Agreement with Steven Saraceno (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on September 5, 2007)**
21.1	Subsidiaries of the Registrant
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the similarly numbered exhibit to our Registration Statement on Form S-B2, File No. 333-139298.
**	Management contract or compensatory plan

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 of Form 10-KSB is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE SOFTWARE, INC. a Delaware corporation

By:	/s/ Thomas Massie
Name: Thomas Massie
Title: Chief Executive Officer and Director

In accordance with the requirements of the Securities Act of 1933, as amended, this annual report on Form 10-KSB has been signed by the following persons in the capacities with Bridgeline Software, Inc., and on the dates indicated.

Signature	Title	Date

/s/ Thomas Massie	Chief Executive Officer and Director	December 21, 2007
Thomas Massie	(Principal Executive Officer)

/s/ Gary Cebula	Chief Financial Officer (Principal	December 21, 2007
Gary Cebula	Financial Officer)

/s/ Timothy S. O’Neil	Chief Accounting Officer (Principal	December 21, 2007
Timothy S. O’Neil	Accounting Officer)

/s/ John Cavalier	Director	December 21, 2007
John Cavalier

/s/ William Coldrick	Director	December 21, 2007
William Coldrick

/s/ Kenneth Galaznik	Director	December 21, 2007
Kenneth Galaznik

/s/ Robert Hegarty	Director	December 21, 2007
Robert Hegarty

Exhibit Index

21.1	Subsidiaries of the Registrant

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.