Form 10QSB
period 2007-12-31
Bridgeline Software, Inc.
filed 2008-02-13
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  December 31, 2007  or

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

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes       ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     ☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock, par value $0.001 per share, as of February 7, 2008 was 9,452,065.

Transitional Small Business Disclosure Format (check one):    ☐ Yes      ☒ No

Bridgeline Software, Inc.

Quarterly Report on Form 10-QSB

For the Quarterly Period ended December 31, 2007

Bridgeline Software, Inc.

Quarterly Report on Form 10-QSB

For the Quarterly Period ended December 31, 2007

Statements contained in this Report on Form 10-QSB that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of Bridgeline Software, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include our limited operating history, our license renewal rate, our inability to manage our future growth efficiently or profitably, our inability to find, complete and integrate additional acquisitions, the acceptance of our products, the performance of our products, our dependence on our management team and key personnel, our ability to hire and retain future key personnel or the impact of competition and our ability to maintain margins or market share.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Registration Statement on Form SB-2 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Software, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Bridgeline Software, Inc.

Consolidated Balance Sheets
(in thousands)

	December 31, 2007	September 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,768	$5,219
Accounts receivable, net of allowance of $101	3,033	2,892
Unbilled receivables	471	355
Prepaid expenses	387	192
Total current assets	8,659	8,658
Property and equipment, net	1,055	961
Definite-lived intangible assets	1,355	1,441
Goodwill	14,725	14,426
Other assets	345	273
Total assets	$26,139	$25,759

Liabilities and stockholders’ equity
Current liabilities:
Capital lease obligations – current	$125	$76
Accounts payable	990	652
Deferred revenue	718	725
Accrued liabilities	1,147	1,266
Total current liabilities	2,980	2,719
Capital lease obligations, less current portion	124	146
Other long term liabilities	19	19
Total liabilities	3,123	2,884

Commitments

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	−	−
Common stock - $.001 par value; 20,000,000 shares authorized, 8,797,117 and 8,648,950 shares issued and outstanding, respectively	9	9
Additional paid-in capital	29,009	28,908
Accumulated deficit	(6,023)	(6,060)
Accumulated other comprehensive income	21	18
Total stockholders’ equity	23,016	22,875
Total liabilities and stockholders’ equity	$26,139	$25,759

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Operations
(Dollars in thousands except per share data)
(unaudited)

	Three months ended
	December 31, 2007	December 31, 2006
Revenue:
Web development services	$3,336	$1,848
Managed services	690	308
Product license & subscriptions	177	153
Total revenue	4,203	2,309
Cost of revenue:
Web development services	1,832	1,052
Managed services	164	82
Product license & subscriptions	26	7
Total cost of revenue	2,022	1,141
Gross profit	2,181	1,168
Operating expenses:
Sales & marketing	1,067	789
General & administrative	745	461
Depreciation & amortization	194	48
Research & development	166	155
Total operating expenses	2,172	1,453
Income / (loss) from operations	9	(285)
Interest income (expense)	28	(345)
Loss before income taxes	37	(630)
Income taxes	-	-
Net income / (loss)	$37	$(630)

Net income / (loss) per share:
Basic and diluted	$0.00	$(0.15)

Number of weighted average shares:
Basic and diluted	8,676,408	4,273,833

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$37	$(630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118	48
Amortization of intangible assets	86	32
Amortization of debt discount and deferred financing fees	—	258
Stock-based compensation	55	91
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and unbilled receivables	(257)	(316)
Other assets	(274)	(203)
Accounts payable and accrued liabilities	220	159
Deferred revenue	(10)	241
Total adjustments	(62)	310
Net cash used in operating activities	(25)	(320)
Cash flows from investing activities:
Contingent acquisition payments	(221)	(63)
Equipment and improvements expenditures	(138)	(28)
Net cash used in investing activities	(359)	(91)
Cash flows from financing activities:
Principal payments on capital leases	(67)	(11)
Net cash used in financing activities	(67)	(11)
Net decrease in cash and cash equivalents	(451)	(422)
Cash and cash equivalents, beginning of period	5,219	591
Cash and cash equivalents, end of period	$4,768	$169

Supplemental cash flow information:
Cash paid for:
Interest	$18	$75

Non cash activities:
Issuance of common stock for contingent acquisition payments	$67	$—
Purchase of capital equipment through capital leases	$70	$—

The accompanying notes are an integral part of these consolidated financial statements

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of December 31, 2007 and for the Three Months Ended December 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except share and per share data)

1. The Company and Summary of Significant Accounting Policies

Description of Business

Bridgeline Software, Inc. along with its wholly-owned subsidiary (collectively, “Bridgeline” or the “Company”), is a developer of web application management software and award winning web applications. Bridgeline’s web application management software products, iAPPS® and Orgitecture™, are SaaS (software as a service) solutions that unify Content Management, Analytics, eCommerce, and eMarketing capabilities. The Company’s in-house teams of Microsoft®-certified developers specialize in web application development, information architecture, usability engineering, SharePoint development, rich media development, search engine optimization, and web application hosting management.  Bridgeline’s software and services assist customers in maximizing revenue, improve customer service and loyalty, enhance employee knowledge, and reduce operational costs by leveraging web based technologies.

Our marketing and selling efforts focus on medium-sized business and large business. These businesses are primarily in five vertical markets:  Financial services, life sciences, high technology, foundations, and government agencies.  The Company has 334 customers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its Indian subsidiary. All significant inter-company accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of December 31, 2007 and the consolidated statements of operations and cash flows for the three months ended December 31, 2007 and 2006 are unaudited. The unaudited interim consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the years ended September 30, 2007 and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at December 31, 2007 and its results of operations and its cash flows for the three months ended December 31, 2007 and 2006. The results for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the year ending September 30, 2008.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.  The adoption of FIN 48 did not materially impact the consolidated financial statements.

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of December 31, 2007 and for the Three Months Ended December 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except share and per share data)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS 157 prioritizes the inputs to valuation techniques used to measure fair value into a hierarchy containing three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. SFAS No. 157 is effective for interim and annual financial statements for fiscal years beginning after November 15, 2007. Upon initial adoption of SFAS 157, differences between the carrying value and the fair value of those instruments shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for that fiscal year, and the effect of subsequent adjustments resulting from recurring fair measurements shall be recognized in earnings for the period. The Company has not yet adopted SFAS 157. As a result, the consolidated financial statements do not include any adjustments relating to any potential adjustments to the carrying value of assets and liabilities. Management of the Company is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

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

2. Earnings per Share

Basic income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed similarly to basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all outstanding options, warrants and convertible debt from the calculation of diluted weighted average shares outstanding because these securities were anti-dilutive for all periods presented. The balance of these excluded equity instruments were 1,685,233 and 1,481,875 at December 31, 2007 and 2006, respectively.

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of December 31, 2007 and for the Three Months Ended December 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except share and per share data)
3. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances for the three months ended December 31, 2007:

December 31, 2007
Goodwill balance at beginning of period	$14,426
Contingent acquisition payments	299
Goodwill impaired during the year	—
Goodwill balance at end of period	$14,725

In accordance with SFAS No. 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. There were no indicators of impairment during the three months ended December 31, 2007.

The Company’s intangible assets are summarized as follows:

		As of December 31, 2007
	Useful Lives in Years	Gross Asset	Accumulated Amortization	Net Amount
Intangible assets:
Domain and trade names	10	$39	$(15)	$24
Customer related	5	1,403	(268)	1,135
Non-compete contracts	5	361	(165)	196
Acquired software	3	95	(95)	−
Total intangible assets		$1,898	$(543)	$1,355

Other indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142. There were no indicators of impairment during any of the periods presented.

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of December 31, 2007 and for the Three Months Ended December 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except share and per share data)

4. Stock Based Compensation

Stock-Based Compensation

At December 31, 2007, the Company maintained two stock-based compensation plans.  The Company adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”) on October 1, 2006.  Because it used the fair-value-based method for disclosure under SFAS 123, it adopted SFAS 123R using the modified prospective application.  The Company granted the following stock options during the three months ended December 31, 2007:

		Weighted Average Per Share
	Options Granted	Weighted Average Exercise Prices	Estimated Fair Value of Common Stock at Grant Date	Intrinsic Value at Grant Date

Three Months Ended December 31, 2007	336,000	$3.63	$3.59 – 3.69	$—

The following table illustrates the assumptions used by the Company to calculate the compensation expense in accordance with SFAS 123R for stock options granted to employees and directors:

	Stock Prices	Stock Volatility	Risk Free Rate of Return	Dividend Rate	Expected Option Life in Years	Option Exercise Prices
Three Months Ended December 31, 2007	$ 3.59 - $3.69	54.0%	3.41% - 4.04%	0%	5.0	$ 3.59 - $3.69

Price ranges of outstanding and exercisable options as of December 31, 2007 are summarized below:

		Outstanding Options			Exercisable Options
Exercise Price		Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	$0.003	6,667	4.75	$0.0030	6,667	$0.0030
	$0.3573	3,220	4.16	0.3573	3,220	0.3573
	$1.0716	29,675	4.16	1.0716	29,675	1.0716
	$1.20	43,111	6.96	1.2000	43,111	1.2000
	$3.00	254,974	5.30	3.0000	253,304	3.0000
	$3.59	181,000	9.95	3.5900	−	3.5900
	$3.69	155,000	9.82	3.6900	−	3.6900
	$3.75	552,687	7.96	3.7500	304,905	3.7500
	$3.92	37,400	9.67	3.9200	37,400	3.9200
	$4.60	37,000	9.52	4.6000	−	4.6000
	$4.90	42,500	9.51	4.9000	42,500	4.9000
$
		1,343,234			720,782

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of December 31, 2007 and for the Three Months Ended December 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except share and per share data)

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, September 30, 2007	1,077,831	$0.003 to $4.90	$3.18

Granted	336,000	3.59 to 3.69	3.63
Exercised	(6,667)	$0.003	0.003
Forfeited	(63,930)	3.59 – 3.75	3.72
Balance, December 31, 2007	1,343,234	$0.003 to 4.90	$3.48	7.57	$637,160

Compensation expense is generally recognized on a graded straight-line basis over the vesting period of grants. As of December 31, 2007, the Company had approximately $1.2 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through fiscal 2011.

The intrinsic value of options exercised during the three month period ended December 31, 2007 was $24,000.

5.  Events Subsequent to December 31, 2007

Acquisition of Tenth Floor, Inc.

On January 31, 2008, the Company acquired all the outstanding stock of Tenth Floor, Inc. (“Tenth Floor”).  Tenth Floor is a web application development company that has developed their own SaaS-based web application management software product named BASE-10. Tenth Floor is headquartered in Cleveland, Ohio with a satellite office in Minneapolis, Minnesota. Bridgeline Software acquired Tenth Floor, Inc. for a total value of $4 million per the agreement, including the purchase of approximately $650,000 of Tenth Floor net working capital (cash, accounts receivable, less liabilities). This value consisted of $504,000 in cash, $96,000 of repayment of a bank line of credit, 640,000 shares of Bridgeline Software common stock, and the opportunity to receive up to an additional $1.2 million in cash over a 12 quarter period based on certain minimum operating income goals being achieved. The Bridgeline Software common stock issued is subject to a one (1) year lock-up agreement and was priced per the agreement based on the average 90 day closing price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including  risks described in our Registration Statement on Form SB-2 dated June 28, 2007 and our other filings with the Securities and Exchange Commission.

This section should be read in combination with the accompanying unaudited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview

Bridgeline Software is a developer of web application management software and award-winning web applications that help organizations optimize business processes.  Bridgeline’s software and services assist customers in maximizing revenue, improve customer service and loyalty, enhance employee knowledge, and reduce operational costs by leveraging web based technologies.

Bridgeline’s iAPPS® and Orgitecture software products are solutions that unify Content Management, Analytics, eCommerce, and eMarketing capabilities; enabling business users to enhance and optimize the value of their web properties. Combined with award-winning application development services, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, and mission-critical web applications.

iAPPS® and Orgitecture are software products delivered through a SaaS business model, in which we deliver our software over the Internet while providing maintenance, daily technical operation and support.  iAPPS® provides a flexible architecture so perpetual licensing of the software is available as well.

Bridgeline Software’s team of certified Microsoft developers specialize in end-to-end web application development, information architecture, usability engineering, SharePoint development, rich media development, search engine optimization, and web application hosting management.

Our marketing and selling efforts focus on medium-sized business and large business. These businesses are primarily in five vertical markets:  Financial services, life sciences, high technology, foundations, and government agencies.  At December 31, 2007, we have five geographic specific locations in the United States that have professional direct sales management and delivery teams in each location.  They are in the Atlanta area, Boston area, Chicago area, New York area, and Washington DC area.

Bridgeline Software plans to expand its distribution of iAPPS® and its web application development services throughout North America.  Due to the high-touch nature of our sales process and delivery requirements, we believe local sales and delivery teams are required in order to maximize market-share results.

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

Results of Operations

Three months ended	December 31,
	2007	2006	Change $	Change %
Total revenue	$4,203	$2,309	$1,894	82%
Gross profit	2,181	1,168	1,013	87%
Income (loss) from operations	9	(285)	294	103%
Net income (loss)	37	(630)	667	106%
EBITDA	$314	$(114)	$428	375%

Revenue

The Company reported total revenues of $4.2 million for the three months ended December 31, 2007 versus $2.3 million of total revenues for the three month ended December 31, 2006, an increase of 82%.

More specifically, web development services revenues were $3.3 million in the first quarter of fiscal 2008 compared to $1.9 million for the first quarter of fiscal 2007, an increase of 81%.  Managed services revenue were $690,000 in the first quarter of fiscal 2008 compared to $308,000 for the first quarter of fiscal 2007, an increase of 124%.  These increases in web development services and managed services revenues are largely attributable to recently completed acquisitions, net of expected decreases in managed services revenues derived from one significant customer as previously reported.  Product licenses and subscription revenue was $177,000 in the first quarter of fiscal 2008 compared to $153,000 for the first quarter of fiscal 2007, an increase of 16%.  This increase is principally attributable to an increase in perpetual license sales.

The Company had a total of 334 customers on December 31, 2007 versus 128 customers on December 31, 2006, an increase of 161%.  Of the total customer base, 258 or 77% of the Company’s customer base pays a monthly subscription fee or a monthly managed services fee.  The revenue mix in managed services continues to shift towards hosting and co-managed services and away from on-site retained services revenues.

For the three months ending December 31, 2007 the Company did not have any customer representing greater then 5% of its total revenues compared to the three months ending December 31, 2006 where the Company had three (3) customers who represented greater than 5% of total revenues.

Gross Profit

The Company reported total gross profits of $2.2 million for the three months ended December 31, 2007 versus $1.2 million of total gross profits for the three month ended December 31, 2006, an increase of 87% over the same period last year.  The increase in gross profit is attributable to recently completed acquisitions.  Gross profit margins showed a modest increase at 52% of sales in 2007, compared to 51% in the same period in 2006.

Operating Expenses

Sales and marketing expenses increased $278,000, or 35%, when compared to same period in fiscal 2007.  This increase is primarily attributed to recent acquisitions expanding our sales force. For the first quarter in fiscal 2008, sales and marketing represented 25% of sales, compared to 34% in same period in fiscal 2007.  The improvement as a percentage of sales is largely due to our ability to leverage our existing infrastructure as sales increase.

General and administrative expenses increased $284,000, or 62%, when compared to the same period in fiscal 2007.  This increase is principally due an increase in the number of full time employees.

Research and development investments remained relatively consistent with levels in the first quarter of fiscal 2007.  Expenses increased $11,000 in the first quarter of fiscal 2008 when compared to the same period in fiscal 2007.

Depreciation and amortization expenses for the first quarter of 2008 were of $194,000, verses $48,000 in same period in fiscal 2007, representing a 304% increase.  This increase largely attributable to recent acquisitions and the purchase of certain equipment.

Income from Operations

Income from operations increased $294,000, or 103% when compared to the same period in 2007.  The improvement is largely attributable to our ability to leverage the existing infrastructure while revenues continue to grow.  This ability to leverage our existing infrastructure provides an opportunity to increase operating margins in excess of our costs as we grow and potentially increase to our profits.

EBITDA

We also measure our performance based on the level of earnings before interest, taxes, depreciation, and amortization and before stock compensation expense (EBITDA before stock compensation expense).  For the three months ended December 31, 2007, we reported EBITDA before stock compensation expense of $314,000, compared to a loss of $114,000 in the same period one year earlier, an improvement of $428,000.  We continue to be encouraged by the improvement in our first quarter of fiscal 2008 results and believe EBIDTA before stock compensation expense is an important measure for management.  We believe that this measure is an indicator of cash flow being generated by our operations.  A table showing the calculation of this amount is included below.

Three months ended	December 31,
	2007	2006
Net income (loss)	$37	$(630)
Plus:
Interest expense	18	345
Depreciation	118	48
Amortization	86	32
Stock Compensation	55	91
EBITDA	$314	$(114)

Liquidity and Capital Resources

During the first quarter of fiscal 2008, our operations used $25,000 in cash, compared to $320,000 in the same period in fiscal 2007.  The improvement year over year is largely attributable to the increase in net income offset by changes in working capital.  As we continue to grow, working capital is expected to use cash as our accounts receivable will increase at a pace greater than current liabilities.  We funded the use of this cash from existing cash balances.  In addition to the cash used in operations, we used an additional $359,000 to fund capital expenditures and contingent acquisition payments during the first quarter.  Some of our capital expenditures have been funded through the use of equipment leases.  During the first quarter of fiscal 2008, we used $67,000 to repay amounts under these leases, which have been classified as capital leases.

In the fourth quarter of fiscal 2007 and the first quarter of 2008, we have generated net income.  Prior to that, we have incurred annual losses since commencement of operations in 2000 and have used a significant amount of cash to fund our operations since inception. As a result, we had an accumulated deficit of approximately $6 million at December 31, 2007.

Capital Resources and Liquidity Outlook

We believe that cash requirements for capital expenditures will be approximately $400,000 for the remainder of fiscal 2008.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our operations.  Inflationary increases can cause pressure on wages and the cost of benefits offered to employees.  We believe that these increases to date have not had a significant impact on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons other than our operating leases and contingent acquisition payments.

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

Contractual Obligations

We lease our facilities in the United States and India.  Our other contractual obligations include certain equipment acquired under capitalized lease agreements that begin to expire in fiscal year 2009. We have no contractual obligations extending beyond five years.  There were no material leases entered into during the quarter ended December 31, 2007.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

	Allowance for doubtful accounts;
	Revenue recognition;
	Accounting for goodwill and other intangible assets; and
	Accounting for stock-based compensation.

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

Revenue Recognition. Substantially all of our revenue is generated from three activities: Web Development Services, Managed Services and Product Licenses and Subscriptions. We enter into arrangements to sell services, software licenses or combinations thereof. We recognize revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”) and related interpretations. Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred or the services have been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is reasonably assured. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

Web Development Services

Web Development Services include professional services primarily related to our Web application development solutions that address specific customer needs in the areas of information architecture, usability engineering, Web application development, rich media development, and search engine optimization. Web Development Services are sold either on a stand alone basis or, as described below, in multiple element arrangements with Managed Services and/or our licensed software products.

Revenue from stand-alone Web Development Services is recognized when the services are performed using the proportional performance model using a method based on cost incurred in relation to total estimated cost at completion. Labor costs are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our Web Development Service.   Fixed fee engagements are billed monthly or upon the completion of milestones. For milestone based projects, since milestone pricing is based on hourly costs and the duration of such engagements is relatively short, this approach principally mirrors an output approach under the proportional performance model for revenue recognition on such fixed priced engagements.

Managed Services

Managed services primarily include on-going retained professional services and may also include monthly hosting fees for the use of hardware and infrastructure, generally at our network operating center. Managed Services are sold on a stand-alone basis or, as described below, in multiple element arrangements with Web Development Services (including training and implementation services) and our licensed software products. Stand-alone on-going retained professional services are either contracted for on an “on call” basis or for a certain amount of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis. These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

Revenue from Hosting services is incidental to our Web Development Services activities and for all periods presented, the only customers under contractual hosting arrangements have been previous Web Development Services customers.  Hosting revenue has historically been insignificant to both our business strategy and to our total revenues.

Product Licenses and Subscriptions

As described further below under Multiple Element Arrangements, our licensed software products are generally sold with Web Development Services and Managed Services.

We recognize revenue from perpetual software licenses upon delivery of the software provided as the related Web Development Services are not essential to the functionality of the software. The related post-contract customer support revenue is also recognized upon delivery of the software since PCS does not contain rights to unspecified upgrades, is included in the price of the multiple element arrangement, and extends only for a period of one year or less and the cost of providing the PCS is deemed to be insignificant.  Perpetual software license revenue and related PCS represented approximately $60,000 and $34,000 of revenue for the three months ended December 31, 2007 and 2006.

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

Multiple Element Arrangements

Web Development Services and Managed Services are also provided as part of multiple element arrangements that include licensed software, post contract customer support (“PCS”), managed services and/or a hosting arrangement. We account for these multiple elements separately pursuant to EITF 00-21.

In determining whether the Web Development Services element in a multiple element arrangement can be accounted for separately from other elements, we consider the availability of Web Development Services from other vendors and whether objective and reliable evidence of fair value exists for the undelivered elements. Web Development Services do not involve significant production, modification, or customization of our licensed software products. The Web Development Services are regularly sold on a stand-alone basis pursuant to a price list and are not discounted. We have also concluded that the software element in these multiple element arrangements is incidental to the Web Development Services and is not essential to the functionality of the Web Development Services. Except when provided as a part of our Licensed Subscription Agreements described above, hosting services, if any, are accounted for separately as Managed Services, as those services have value to the customer on a stand-alone basis and are separately priced based on vendor specific objective evidence (“VSOE”) of fair value or based on third party evidence of fair value if VSOE of fair value is not available.

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

In accordance with EITF 00-21, we recognize revenue pursuant to multiple element arrangements using the residual method whereby the value ascribed to the delivered element (generally the Web Development Services) is equal to the total consideration less the VSOE of fair value or third party evidence of fair value of the undelivered elements.

Customer Payment Terms

Our payment terms with customers typically are “due upon receipt” or “net 30 days from invoice”.  Payments terms may vary by customer and generally do not exceed 45 days from invoice date.  For Web Development Services, we typically invoice project deposits of between 20% and 33% of the total contract value which we record as deferred revenue until such time the related services are completed.  Subsequent invoicing for Web Development Services is either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above.  Invoicing for subscriptions and hosting are typically issued monthly and are generally due upon invoice receipt.  Our agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained.  In the infrequent instances where customers raise concerns over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

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

Stock-Based Compensation

At December 31, 2007, we maintained two stock-based compensation plans. Effective October 1, 2006, we adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”). Because we used the fair-value-based method for disclosure under SFAS 123, we adopted SFAS 123R using the modified prospective application. Under the modified prospective method, compensation expense that we recognize beginning on that date will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after October 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We have disclosed the pro forma effect of stock-based compensation expenses pursuant to SFAS 123R in the financial statements and under the modified prospective transition method, the results for prior periods will not be restated.

We estimate the fair value of options granted using the Black-Scholes-Merton option valuation model (the “Model”) and the assumptions shown in the notes to our financial statements. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on the historical volatility of comparable public companies consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payment. We base the risk-free interest rate that we use in the Model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. For purposes of calculating the pro forma compensation we have used our actual forfeiture rates of between 11% and 13% for all awards which we believe is a reasonable approximation of expected future forfeitures. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Model. We amortize the fair value ratably over the vesting period of the awards, which is typically three years. We may elect to use different assumptions under the Model in the future or select a different option valuation model altogether, which could materially affect our net income or loss and net income or loss per share in the future.

As of December 31, 2007, we had 1,343,234 options outstanding ranging in exercise prices between $0.003 and $4.90.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings.  The adoption of FIN 48 did not materially impact the consolidated financial statements.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer), our Executive Vice President and Chief Financial Officer (Principal Financial Officer), and our Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer) as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with their audit of our financial statements, our external auditors, UHY LLP, advised us that they were concerned that during the years ended September 30, 2007 and 2006, our accounting resources did not include enough staff with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. This control deficiency contributed to material weaknesses in internal control with respect to accounting for revenue recognition and equity. A “material weakness” is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the financial statements or related disclosures will not be prevented or detected.

During fiscal 2007, we created new positions in our Company, with specific responsibilities for external financial reporting, internal control, revenue recognition and purchase accounting.  We filled all of these positions during fiscal 2007.   We believe that the addition of these accounting professionals will address the material weaknesses noted above.  We estimate that the annual cost of the new positions referred to above will be between $300,000 and $350,000.  In addition, we expect to incur additional costs in the future. While we expect to complete the process of bringing our internal control documentation into compliance with the Sarbanes-Oxley Act (SOX) Section 404 as quickly as possible, we cannot at this time estimate how long it will take to complete the process or its ultimate cost.  We expect such costs to be significant.  During the fourth quarter of fiscal 2007, we commenced the implementation of a new financial reporting system that is expected to improve the reporting process by eliminating redundant spreadsheets.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the fiscal quarter ended December 31, 2007. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes.

Acquisitions Related

During the quarter ended December 31, 2007 we issued 16,501 shares of our common stock in connection with the payment of contingent consideration under the terms of the merger agreement with Objectware, Inc.

Warrants

During the quarter ended December 31, 2007, we issued 125,000 shares of our common stock pursuant to the exercise of outstanding warrants.

The shares of common stock issued upon exercise of such warrants were issued in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Options

In the quarter ended December 31, 2007, we issued 6,667 shares of our common stock pursuant to the exercise of vested stock options.  In the quarter ended December 31, 2007, we granted options to purchase shares of common stock on the following dates in the amounts and at the per share exercise prices set forth below:

Date	Number	Exercise Price

October 26, 2007	155,000	$3.69
December 12, 2007	181,000	$3.59

The securities were issued exclusively to our directors, executive officers, employees and consultants. The issuance of options and the shares of common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	CEO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	CFO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgeline Software, Inc.
(Registrant)

February xx, 2008	/s/ Thomas L. Massie
Date	Thomas L. Massie Chief Executive Officer (Principal Executive Officer)

February xx, 2008	/s/ Gary M. Cebula
Date	Gary M. Cebula Chief Financial Officer (Principal Financial Officer)

February xx, 2008	/s/ Timothy S. O’Neil
Date	Timothy S. O’Neil Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	CEO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	CFO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).