Form 10QSB
period 2008-03-31
Bridgeline Software, Inc.
filed 2008-05-15
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-139298

Bridgeline Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2263942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Sixth Road Woburn, MA	01801
(Address of principal executive offices)	(Zip Code)

(781) 376-5555
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒ No

Common Stock, par value $0.001 per share, outstanding as of May 9, 2008: 9,484,159

Transitional Small Business Disclosure Format (check one): Yes   ☐    No   ☒

Bridgeline Software, Inc.
Quarterly Report on Form 10-QSB
For the Quarterly Period ended March 31, 2008

Bridgeline Software, Inc. Quarterly Report on Form 10-QSB For the Quarterly Period ended March 31, 2008
Statements contained in this Report on Form 10-QSB that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of Bridgeline Software, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include our limited operating history, our license renewal rate, our inability to manage our future growth efficiently or profitably, our inability to find, complete and integrate additional acquisitions, the acceptance of our products, the performance of our products, our dependence on our management team and key personnel, our ability to hire and retain future key personnel or the impact of competition and our ability to maintain margins or market share.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Registration Statement on Form SB-2 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Software, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Bridgeline Software, Inc.

Consolidated Balance Sheets
(Dollars in thousands except per share data)
(unaudited)

	March 31, 2008	September 30, 2007

Assets
Current assets:
Cash and cash equivalents	$3,491	$5,219
Accounts receivable, net of allowance of $101	2,736	2,892
Unbilled receivables	1,232	355
Prepaid expenses	375	192
Total current assets	7,834	8,658
Property and equipment, net	1,185	961
Definite-lived intangible assets	2,321	1,441
Goodwill	16,536	14,426
Other assets	466	273
Total assets	$28,342	$25,759

Liabilities and stockholders’ equity
Current liabilities:
Capital lease obligations – current	$157	$76
Accounts payable	1,013	652
Deferred revenue	735	725
Accrued liabilities	1,167	1,266
Total current liabilities	3,072	2,719
Capital lease obligations, less current portion	159	146
Other long term liabilities	19	19
Total liabilities	3,250	2,884

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $.001 par value; 20,000,000 shares authorized, 9,489,160 and 8,648,950 shares issued and outstanding, respectively	10	9
Additional paid-in capital	30,968	28,908
Accumulated deficit	(5,911)	(6,060)
Accumulated other comprehensive income	25	18
Total stockholders’ equity	25,092	22,875
Total liabilities and stockholders’ equity	$28,342	$25,759

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Operations
(Dollars in thousands except per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenue:
Web development services	$4,573	$1,836	$7,909	$3,684
Managed services	603	289	1,293	597
Product license & subscription	222	98	399	251
Total revenue	5,398	2,223	9,601	4,532
Cost of revenue:
Web development services	2,204	943	4,036	1,995
Managed services	202	64	366	146
Product license & subscription	53	8	79	15
Total cost of revenue	2,459	1,015	4,481	2,156
Gross profit	2,939	1,208	5,120	2,376
Operating expenses:
Sales & marketing	1,672	787	2,739	1,576
General & administrative	779	530	1,524	991
Depreciation & amortization	240	57	434	105
Research & development	132	191	298	346
Total operating expenses	2,823	1,565	4,995	3,018
Income (loss) from operations	116	(357)	125	(642)
Other net expenses	(14)	—	(14)	—
Interest income (expense)	10	(341)	38	(686)
Income (loss) before income taxes	112	(698)	149	(1,328)
Income taxes	—	—	—	—
Net income (loss)	$112	$(698)	$149	$(1,328)

Net income (loss) per share:
Basic	$0.01	$(0.16)	$0.02	$(0.31)
Diluted	$0.01	$(0.16)	$0.02	$(0.31)

Number of weighted average shares:
Basic	9,250,265	4,276,409	8,965,411	4,275,107
Diluted	9,349,102	4,276,409	9,067,113	4,275,107

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six Months Ended March 31,
Cash flows from operating activities:	2008	2007
Net income (loss)	$149	$(1,328)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	249	105
Amortization of intangible assets	210	62
Amortization of debt discount and deferred financing fees		513
Stock based compensation	187	176
Gain on sale of assets		(1)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and unbilled receivables	70	126
Prepaid and other assets	(303)	(399)
Accounts payable and accrued liabilities	1	412
Deferred revenue	(485)	37
Total adjustments	(71)	1,031
Net cash used in operating activities	78	(297)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(924)	—
Proceeds from sale of assets	—	16
Contingent acquisition payments	(440)	(150)
Equipment and other asset expenditures	(338)	(55)
Net cash used in investing activities	(1,702)	(189)

Cash flows from financing activities:
Proceeds from exercise stock options and warrants	—	13
Principal payments on capital leases	(104)	(22)
Net cash used in financing activities	(104)	(9)

Net decrease in cash	(1,728)	(495)
Cash and cash equivalents at beginning of period	5,219	591
Cash and cash equivalents at end of period	$3,491	$96

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$32	$177

Non cash activities:
Issuance of common stock for acquisitions	$1,772	$—
Issuance of common stock for contingent acquisition payments	$133	$—
Purchase of capital equipment through capital leases	$70	$—

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Notes to Consolidated Financial Statements
(unaudited)
{Dollars in thousands, except share and per share data)

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

Our marketing and selling efforts focus on medium-sized business and large business. These businesses are primarily in five vertical markets:  Financial services, life sciences, high technology, foundations, and government agencies.  The Company has 528 customers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its Indian subsidiary. All significant inter-company accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2008 and the consolidated statements of operations and cash flows for the three and six months ended March 31, 2008 and 2007 are unaudited. The unaudited interim consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the years ended September 30, 2007 and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at March 31, 2008 and its results of operations and its cash flows for the three and six months ended March 31, 2008 and 2007. The results for the three and six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending September 30, 2008.

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
(unaudited)
{Dollars in thousands, except share and per share data)

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

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there will be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of this standard will impact any acquisitions completed by the Company in our fiscal 2010.

2.  Earnings per Share

Earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted income/(loss) per common share is computed similarly to basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded certain outstanding options, warrants and convertible debt from the calculation of diluted weighted average shares outstanding because these securities were anti-dilutive. The balance of these excluded equity instruments was 1,529,359 and 1,447,282 at March 31, 2008 and 2007, respectively.

Bridgeline Software, Inc.

Notes to Consolidated Financial Statements
(unaudited)
{Dollars in thousands, except share and per share data)

3.  Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances for the six months ended March 31, 2008:

March 31, 2008
Goodwill balance at beginning of period	$14,426
Acquisition	1,438
Contingent acquisition payments earned	672
Goodwill impaired during the year	—
Goodwill balance at end of period	$16,536

In accordance with SFAS No. 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. There were no indicators of impairment during the three and six months ended March 31, 2008.

The Company’s intangible assets are summarized as follows:

	Useful	As of March 31, 2008
	Lives in	Gross	Accumulated	Net
	Years	Asset	Amortization	Amount
Intangible assets:
Domain and trade names	10	$39	$(16)	$23
Customer related	5	2,216	(362)	1,854
Non-compete contracts	5	386	(180)	206
Acquired software	3	347	(109)	238
Total intangible assets		$2,988	$(667)	$2,321

Other indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142. There were no indicators of impairment during any of the periods presented.

Bridgeline Software, Inc.

Notes to Consolidated Financial Statements
(unaudited)
{Dollars in thousands, except share and per share data)

4. Stock Based Compensation

Stock-Based Compensation

At March 31, 2008, the Company maintained two stock-based compensation plans.  The Company adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”) on October 1, 2006.  Because it used the fair-value-based method for disclosure under SFAS 123, it adopted SFAS 123R using the modified prospective application.  The Company granted the following stock options during the three six months ended March 31, 2008:

		Weighted Average Per Share
		Weighted	Estimated	Intrinsic
		Average	Fair Value of	Value
	Options	Exercise	Common Stock	at Grant
	Granted	Prices	at Grant Date	Date

Three Months Ended March 31, 2008	6,800	$3.22	$3.22	$—
Six Months Ended March 31, 2008	342,800	$3.63	$3.63	$—

The following table illustrates the assumptions used by the Company to calculate the compensation expense in accordance with SFAS 123R for stock options granted to employees and directors:

					Expected	Option
	Stock	Stock	Risk Free	Dividend	Option Life	Exercise
	Prices	Volatility	Rate of Return	Rate	in Years	Prices
Three Months Ended March 31, 2008	$3.22	54.0%	3.28%	0%	5.0	$3.22
Six Months Ended March 31, 2008	$3.22 - $3.69	54.0%	3.28% - 4.04%	0%	5.0	$3.22 – $3.69

 Bridgeline Software, Inc.

Notes to Consolidated Financial Statements
(unaudited)
{Dollars in thousands, except share and per share data)

Price ranges of outstanding and exercisable options as of March 31, 2008 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.003	6,667	4.50	$0.0030	6,667	$0.0030
$0.3573	3,220	3.91	0.3573	3,220	0.3573
$1.0716	29,675	3.91	1.0716	29,675	1.0716
$1.20	43,111	6.71	1.2000	43,111	1.2000
$3.00	254,973	5.05	3.0000	254,973	3.0000
$3.22	6,800	9.76	3.2200	−	3.2200
$3.59	171,000	9.70	3.5900	−	3.5900
$3.69	155,000	9.57	3.6900	−	3.6900
$3.75	562,687	7.33	3.7500	308,850	3.7500
$3.92	37,400	9.42	3.9200	37,400	3.9200
$4.60	37,000	9.27	4.6000	−	4.6000
$4.90	42,500	9.26	4.9000	42,500	4.9000
$
	1,350,033			726,396

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, September 30, 2007	1,077,831	$0.003 to $4.90	$3.18

Granted	342,800	3.22 to 3.69	3.63
Exercised	(6,667)	$0.003	0.003
Forfeited	(63,931)	3.59 – 3.75	3.72
Balance, December 31, 2007	1,350,033	$0.003 to $4.90	$ 3.48	7.68	$151,742

Compensation expense is generally recognized on a graded straight-line basis over the vesting period of grants. As of March 31, 2008, the Company had approximately $641,000 of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through fiscal 2011.

The intrinsic value of options exercised during the three and six month period ended March 31, 2008 was $24,000.

Bridgeline Software, Inc.

Notes to Consolidated Financial Statements
(unaudited)
{Dollars in thousands, except share and per share data)

5.  Acquisition

Acquisition of Tenth Floor, Inc.

On January 31, 2008, the Company acquired all the outstanding stock of Tenth Floor, Inc. (“Tenth Floor”).  Tenth Floor is a web application development company that has developed their own SaaS-based web application management software product named BASE-10. Tenth Floor is headquartered in Cleveland, Ohio with a satellite office in Minneapolis, Minnesota. Bridgeline Software acquired Tenth Floor, Inc. for a total value of approximately $4 million per the agreement, including the purchase of approximately $650,000 of Tenth Floor net working capital (cash, accounts receivable, less certain liabilities). This value consisted of $504,000 in cash, $96,000 of repayment of a bank line of credit, 640,000 shares of Bridgeline Software common stock, and the opportunity to receive up to an additional $1.2 million in cash over a 12 quarter period based on certain minimum operating income goals being achieved. The Bridgeline Software common stock issued is subject to a one (1) year lock-up agreement and was priced per the agreement based on the average 90 day closing price.

The acquisition has been treated as a non-taxable transaction; therefore the intangible assets, including goodwill, are not tax deductible for the Company.

The following table summarizes the preliminary and estimated fair values of the net assets acquired through:

Net assets acquired:
Cash	$20
Other current assets	687
Equipment	125
Other assets	121
Intangible assets	1,090
Goodwill	1,438
Total assets	3,481
Current liabilities	661
Capital lease obligations	104
Total liabilities assumed	765
Net assets acquired	$2,716

Purchase price:
Cash paid	$600
Equity exchanged	1,772
Closing costs and fees	344
Total purchase price	$2,716

Bridgeline Software, Inc.

Notes to Consolidated Financial Statements
(unaudited)
{Dollars in thousands, except share and per share data)

Of the $1.1 million in intangible assets, $813,000 was assigned to customer relationships with an average useful life of five years. $252,000 was assigned to acquired technology with an average useful life of three years and $25,000 was assigned to noncompetition agreements with an average estimated life of five years.  The Company has engaged a valuation firm to complete the purchase price allocation.  We expect this valuation to be complete during the quarter ending June 30, 2008.  The above estimates have been prepared consistent with prior valuation and purchase price allocations.  The Company expects that changes could occur in the purchase price allocation primarily to the intangible asset upon the completion of the valuation.  The following unaudited pro forma information reflects the results of operations of the Company as though the acquisition of Tenth Floor was completed as of October 1, 2006:

	Pro Forma (Unaudited)
	Six Months Ended March 31,
	2008	2007

Revenue	$10,664	$5,226
Net income (loss)	$42	$(1,231)
Net income (loss) per share:
Basic and Diluted	$0.00	$(0.14)
Number of weighted average shares:
Basic	9,073,817	8,923,817
Diluted	9,175,519	8,923,817

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

Overview

Bridgeline Software, Inc. (“Bridgeline Software” or the “Company”) is a developer of web application management software and award-winning web applications that help organizations optimize business processes.  Bridgeline’s software and services assist customers in maximizing revenue, improve customer service and loyalty, enhance employee knowledge, and reduce operational costs by leveraging web based technologies.

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

Our marketing and selling efforts focus on medium-sized business and large business. These businesses are primarily in five vertical markets:  Financial services, life sciences, high technology, foundations, and government agencies.  At March 31, 2008, we have seven geographic specific locations in the United States that have professional direct sales management and delivery teams in each location.  They are in the Atlanta area, Boston area, Cleveland area, Chicago area, Minneapolis area, New York area, and Washington DC area.

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

Results of Operations

Three months ended	March 31,
	2008	2007	Change $	Change %
Total revenue	$5,398	$2,223	$3,175	143%
Gross profit	2,939	1,208	1,731	143%
Income (loss) from operations	116	(357)	473	132%
Net income (loss)	112	(698)	810	116%
EBITDA	$547	$(185)	$698	377%

Six months ended	March 31,
	2008	2007	Change $	Change %
Total revenue	$9,601	$4,532	$5,069	112%
Gross profit	5,120	2,376	2,744	115%
Income (loss) from operations	125	(642)	767	119%
Net income (loss)	149	(1,328)	1,477	111%
EBITDA	$861	$(299)	$1,126	377%

Revenue
Three Months ended March 31
The Company reported total revenues of $5.4 million for the three months ended March 31, 2008 versus $2.2 million of total revenues for the three months ended March 31, 2007, an increase of 143%.

More specifically, web development services revenues were $4.6 million in the second quarter of fiscal 2008 compared to $1.8 million for the second quarter of fiscal 2007, an increase of 149%.  Managed services revenue were $603,000 in the second quarter of fiscal 2008 compared to $289,000 for the second quarter of fiscal 2007, an increase of 109%.  Product licenses and subscription revenue was $222,000 in the second quarter of fiscal 2008 compared to $98,000 for the second quarter of fiscal 2007, an increase of 127%.  These increases in revenues are substantially attributable to recently completed acquisitions.  Recently completed acquisitions include the acquisitions of Objectware, Inc., Purple Monkey, Inc. and Tenth Floor, Inc.

The Company had a total of 528 customers on March 31, 2008 versus 142 customers on March 31, 2007, an increase of 272%.  Of the total customer base, 369 customers, or 70% of the Company’s customer base, pay a monthly subscription fee or a monthly managed services fee.  The revenue mix in managed services continues to shift towards hosting and co-managed services and away from on-site retained services revenues.

For the three months ending March 31, 2008 the Company did not have any customer representing greater then 5% of its total revenues compared to the three months ending March 31, 2007 where the Company had three (3) customers who represented greater than 5% of total revenues.

Six Months ended March 31
The Company reported total revenues of $9.6 million for the six months ended March 31, 2008 versus $4.5 million of total revenues for the six months ended March 31, 2007, an increase of 112%.

Similar to the three months, revenue in all categories increased when compared to the same period one year earlier.  The current six month period increases are largely due to acquisitions completed since the similar period in the prior year and the rollout of our next generation iAPPS solutions, net of expected decreases in managed services revenues derived from one significant customer as previously reported

Gross Profit
The Company reported total gross profits of $2.9 million for the three months ended March 31, 2008 versus $1.2 million of total gross profits for the three month ended March 31, 2007, an increase of 143% over the same period last year.  As with the increase in revenue, the increase in gross profit is substantially attributable to recently completed acquisitions.  Gross profit margins were consistent at 54% of sales in 2008 and the same period in 2007.

For the six month period ended March 31, 2008, the Company reported gross profits of $5.1 million versus $2.4 million in the same period one year earlier.  The increase in gross profit is due to the same factors noted above with respect to the increase in revenue for the six months period.  Gross profit margins for the six months ended March 31, 2008 were 53% compared to 52% for the same period in 2007.

Operating Expenses
Three Months ended March 31
For the three month period ended March 31, 2008, sales and marketing expenses increased $885,000, or 112%, when compared to same period in fiscal 2007.  This increase is substantially attributed to recent acquisitions which expanded our sales force. For the second quarter of fiscal 2008, sales and marketing expenses represented 31% of sales, compared to 35% in same period in fiscal 2007.  The improvement as a percentage of sales is largely due to synergies realized through acquisitions.

General and administrative expenses increased $249,000, or 47%, when compared to the same period in fiscal 2007.  This increase is principally due an increase in the number of full time non-billable employees, including eight (8) who joined us as a result of acquisitions and three (3) who are new hires, as well as increases in rent and other office related expenses due to our recently completed acquisitions.

Research and development investments for the three months ended March 31, 2008 decreased when compared with levels in the second quarter of fiscal 2007.  Expenses decreased $59,000, or 31%.  This decrease is largely attributable to the capitalization of $95,000 in iAPPS-related development costs during the second quarter of fiscal 2008. In accordance with accounting principles generally accepted in the United States, certain software development costs are capitalizable once technological feasibility has been reached.  Capitalization of future costs will continue until the related software is ready for sale, at which time we will begin amortizing the capitalized costs. Had these costs not been capitalized, research and development expenses would have increased $36,000, or 19% when compared to the same period one year earlier.

Depreciation and amortization expenses for the second quarter of 2008 were $240,000, verses $57,000 in the same period in fiscal 2007, representing a 321% increase.  Depreciation expense and amortization expense increased $74,000 and $109,000, respectively, due to increases in fixed assets and definite-lived intangible assets.

Six Months ended March 31
For the six month period ended March 31, 2008, sales and marketing expenses increased $1.2 million, or 74%, when compared to the same period one year earlier.  The increase is due to the same factors noted for the three month period above.  For the six month ended March 31, 2008, sales and marketing represented 29% of sales, compared to 35% in the same period one year earlier.  This improvement is due to the same factors noted above for the three month period.

General and administrative expenses for the six months ended March 31, 2008 increased $533,000, or 54%, when compared to the same period one year earlier.  This increase is due to the same factors noted above for the three month period.

Research and development investments for the six months ended March 31, 2008 decreased $48,000, or 14%, when compared to the same period one year earlier.  This decrease is largely attributable to the capitalization of approximately $165,000 in cost during the six month period in accordance with accounting principles.  Had these costs not been capitalized, research and development expenses would have increased $117,000, or 34% when compared to the same period one year earlier.

Depreciation and amortization expenses for the six months ended March 31, 2008 were $434,000, verses $105,000 in same period in fiscal 2007, representing a 313% increase.  Depreciation expense and amortization expense increased $139,000 and $190,000, respectively, due to increases in fixed assets and definite-lived intangible.

Income from Operations
Income from operations for the three months ended March 31, 2008 increased to $116,000 from a loss in the prior year of $357,000, an increase of $473,000.  This improvement is largely attributable to synergies realized through our recent acquisitions and our ability to leverage our existing infrastructure as revenues continue to grow.  The ability to leverage our existing infrastructure provides an ongoing opportunity to increase operating margins and profits as we grow.

For the six months ended March 31, 2008, income from operations increased to $125,000 from a loss in the prior year of $642,000, a $767,000 improvement.  This improvement is due to the same factors noted above for the three month period.

EBITDA

We also measure our performance based on the level of earnings before interest, taxes, depreciation, and amortization and before stock compensation expense (EBITDA before stock compensation expense).  For the three and six months ended March 31, 2008, we reported EBITDA before stock compensation expense of $547,000 and $861,000, respectively, compared to a loss of $185,000 and $299,000, respectively, in the same periods one year earlier.  We continue to be encouraged by the improvement in our first six months of fiscal 2008 results and believe EBIDTA before stock compensation expense is an important measure for management.  We believe that this measure is an indicator of cash flow being generated by our operations.  The following table shows the calculation of these amounts:

Three months ended	Three Months		Six Months
	March 31,		March 31,
	2008	2007	2008	2007
Net income (loss)	$112	$(698)	$149	$(1,328)
Plus:
Interest expense	14	341	32	686
Depreciation & amortization	289	87	493	167
Stock Compensation	132	85	187	176
EBITDA	$547	$(185)	$861	$(299)

Liquidity and Capital Resources

During the second quarter of fiscal 2008, our operations generated $101,000 in cash, compared to $23,000 in the same period in fiscal 2007.  The change year over year is largely attributable to the increase in net income offset by changes in working capital.  As we continue to grow, working capital is expected to use cash as our accounts receivables will increase at a pace greater than current liabilities.  We used this cash to fund capital expenditures of $132,000 during the three month period and $95,000 in costs for capitalized software.  In addition, we used an additional $923,000 to fund the acquisition of Tenth Floor and $220,000 for contingent acquisition payments during the second quarter.  Some of our capital expenditures have been funded through the use of equipment leases.  During the second quarter of fiscal 2008, we used $37,000 to repay amounts under these leases, which have been classified as capital leases.

For the six months ended March 31, 2008, our operations generated $78,000 in cash, compared to the use of $297,000 in the same period one year earlier.  The change year over year is largely attributable to the increase in net income offset by changes in working capital.  During the six months, we used $441,000 for contingent acquisition payments, $104,000 to repay amounts under leases and $338,000 for capital expenditures including costs for capitalized software.

Since the fourth quarter of fiscal 2007, we have generated net income.  Prior to that, we incurred annual losses since commencement of operations in 2000 and used a significant amount of cash to fund our operations since inception. As a result, we had an accumulated deficit of approximately $6 million at March 31, 2008.

Capital Resources and Liquidity Outlook

We believe that cash requirements for capital expenditures and contingent acquisition payments will be approximately $270,000 and $550,000, respectively, for the remainder of fiscal 2008 if all operating metrics are achieved for the contingent acquisition payments.

Inflation

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

Contractual Obligations

We lease our facilities in the United States and India.  Our other contractual obligations include certain equipment acquired under capitalized lease agreements that begin to expire in fiscal year 2009. We have no contractual obligations extending beyond five years.  There were no material leases entered into during the six months ended March 31, 2008.

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

We recognize revenue from perpetual software licenses upon delivery of the software provided as the related Web Development Services are not essential to the functionality of the software. The related post-contract customer support revenue is also recognized upon delivery of the software since post contract customer support (“PCS”) does not contain rights to unspecified upgrades, is included in the price of the multiple element arrangement, and extends only for a period of one year or less and the cost of providing the PCS is deemed to be insignificant.  Perpetual software license revenue and related PCS represented approximately $10,000 and $70,000 of revenue for the three and six months ended March 31, 2008.

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

Multiple Element Arrangements

Web Development Services and Managed Services are also provided as part of multiple element arrangements that include licensed software, PCS), managed services and/or a hosting arrangement. We account for these multiple elements separately pursuant to EITF 00-21.

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

Customer Payment Terms

Our payment terms with customers typically are “net 30 days from invoice”.  Payments terms may vary by customer and generally do not exceed 45 days from invoice date.  For Web Development Services, we typically invoice project deposits of between 20% and 30% of the total contract value which we record as deferred revenue until such time the related services are completed.  Subsequent invoicing for Web Development Services is either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above.  Invoicing for subscriptions and hosting are typically issued monthly and are generally due upon invoice receipt.  Our agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained.  In the infrequent instances where customers raise concerns over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

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

Stock-Based Compensation

At March 31, 2008, we maintained two stock-based compensation plans. Effective October 1, 2006, we adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”). Because we used the fair-value-based method for disclosure under SFAS 123, we adopted SFAS 123R using the modified prospective application. Under the modified prospective method, compensation expense that we recognize beginning on that date will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after October 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We have disclosed the pro forma effect of stock-based compensation expenses pursuant to SFAS 123R in the financial statements and under the modified prospective transition method, the results for prior periods will not be restated.

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

As of March 31, 2008, we had 1,350,033 options outstanding ranging in exercise prices between $0.003 and $4.90.

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

In connection with their audit of our financial statements, our external auditors, UHY LLP, advised us that they were concerned that during the years ended September 30, 2007 and 2006, our accounting resources did not include enough staff with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. This control deficiency contributed to material weaknesses in internal control with respect to accounting for revenue recognition and equity. A “material weakness” is a control deficiency or combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in the financial statements or related disclosures will not be prevented or detected on a timely basis.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the three and six months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the fiscal quarter ended March 31, 2008. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes.

Acquisitions Related

During the quarter ended March 31, 2008 we issued 639,948 shares of our common stock in connection with the acquisition of Tenth Floor, Inc.  During the quarter, we also issued 17,094 shares of our common stock in connection with the payment of contingent consideration under the terms of the merger agreement with Objectware, Inc.

Warrants

During the quarter ended March 31, 2008, we issued 35,000 shares of our common stock pursuant to the exercise of outstanding warrants.

The shares of common stock issued upon exercise of such warrants were issued in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Options

In the quarter ended March 31, 2008, we granted options to purchase shares of common stock on the following dates in the amounts and at the per share exercise prices set forth below:

Date	Number	Exercise Price

January 2, 2008	6,800	$3.22

The securities were issued exclusively to our employees and consultants. The issuance of options and the shares of common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

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

Bridgeline Software, Inc.
(Registrant)

Date: May 14, 2008	By:	/s/ Thomas L. Massie
Thomas L. Massie
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Gary M. Cebula
Gary M. Cebula
Chief Financial Officer
(Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Timothy S. O’Neil
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