Form 10QSB
period 2008-06-30
Bridgeline Software, Inc.
filed 2008-08-14
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Common Stock, par value $0.001 per share, outstanding as of August 11, 2008: 10,611,969

Transitional Small Business Disclosure Format (check one): Yes   ☐   No   ☒

Bridgeline Software, Inc.
Quarterly Report on Form 10-QSB
For the Quarterly Period ended June 30, 2008

Bridgeline Software, Inc. Quarterly Report on Form 10-QSB For the Quarterly Period ended June 30, 2008
Statements contained in this Report on Form 10-QSB that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief or current expectations of Bridgeline Software, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include our limited operating history, our license renewal rate, our inability to manage our future growth efficiently or profitably, our inability to find, complete and integrate additional acquisitions, the acceptance of our products, the performance of our products, our dependence on our management team and key personnel, our ability to hire and retain future key personnel or the impact of competition and our ability to maintain margins or market share.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Registration Statement on Form SB-2 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Software” we mean Bridgeline Software, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Bridgeline Software, Inc.

Consolidated Balance Sheets
(Dollars in thousands except per share data)
(unaudited)

	June 30, 2008	September 30, 2007

Assets
Current assets:
Cash and cash equivalents	$2,274	$5,219
Accounts receivable, net of allowance of $180 and $101	2,872	2,892
Unbilled receivables	1,691	355
Prepaid expenses and other current assets	545	192
Total current assets	7,382	8,658
Property and equipment, net	1,197	961
Definite-lived intangible assets	2,177	1,441
Goodwill	16,972	14,426
Other assets	629	273
Total assets	$28,357	$25,759

Liabilities and stockholders’ equity
Current liabilities:
Capital lease obligations – current	$115	$76
Accounts payable	989	652
Deferred revenue	590	725
Accrued liabilities	1,293	1,266
Total current liabilities	2,987	2,719
Capital lease obligations, less current portion	133	146
Other long term liabilities	19	19
Total liabilities	3,139	2,884

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	–	–
Common stock - $.001 par value; 20,000,000 shares authorized, 9,489,159 and 8,648,950 shares issued and outstanding, respectively	10	9
Additional paid-in capital	31,121	28,908
Accumulated deficit	(5,844)	(6,060)
Accumulated other comprehensive income	(69)	18
Total stockholders’ equity	25,218	22,875
Total liabilities and stockholders’ equity	$28,357	$25,759

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Operations
(Dollars in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Web development services	$4,585	$1,823	$12,494	$5,507
Managed services	735	556	2,028	1,153
Product license & subscription	380	90	779	341
Total revenue	5,700	2,469	15,301	7,001
Cost of revenue:
Web development services	2,408	1,010	6,444	3,005
Managed services	183	133	549	279
Product license & subscription	40	4	119	19
Total cost of revenue	2,631	1,147	7,112	3,303
Gross profit	3,069	1,322	8,189	3,698
Operating expenses:
Sales & marketing	1,658	692	4,397	2,269
General & administrative	993	710	2,517	1,700
Depreciation & amortization	270	115	704	220
Research & development	108	206	406	552
Total operating expenses	3,029	1,723	8,024	4,741
Income (loss) from operations	40	(401)	165	(1,043)
Other net income (expense)	28	—	14	—
Interest income (expense)	(1)	(190)	37	(876)
Income (loss) before income taxes	67	(591)	216	(1,919)
Income taxes	—	—	—	—
Net income (loss)	$67	$(591)	$216	$(1,919)

Net income (loss) per share:
Basic	$0.01	$(0.14)	$0.02	$(0.45)
Diluted	$0.01	$(0.14)	$0.02	$(0.45)

Number of weighted average shares:
Basic	9,489,159	4,282,928	9,139,356	4,277,714
Diluted	9,589,777	4,282,928	9,261,419	4,277,714

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended June 30,
Cash flows from operating activities:	2008	2007
Net income (loss)	$216	$(1,919)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	395	159
Amortization of intangible assets	429	87
Amortization of debt discount and deferred financing fees	—	576
Stock based compensation	340	264
Gain on sale of assets	—	(1)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and unbilled receivables	(525)	(61)
Prepaid and other assets	(724)	(677)
Accounts payable and accrued liabilities	2	936
Deferred revenue	(630)	233
Total adjustments	(713)	1,516
Net cash used in operating activities	(497)	(403)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(924)	—
Proceeds from sale of assets	—	16
Contingent acquisition payments	(731)	(233)
Equipment and other asset expenditures	(618)	(104)
Net cash used in investing activities	(2,273)	(321)

Cash flows from financing activities:
Proceeds from financing agreement, net	—	106
Proceeds from notes payable – shareholders	—	200
Proceeds from exercise stock options and warrants	—	44
Principal payments on capital leases	(172)	(35)
Net cash (used in) provided by financing activities	(172)	315
Effect of exchange rates on cash	(3)	—

Net decrease in cash	(2,945)	(409)
Cash and cash equivalents at beginning of period	5,219	591
Cash and cash equivalents at end of period	$2,274	$182

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$47	$305

Non cash activities:
Issuance of common stock for acquisitions	$1,772	$—
Issuance of common stock for contingent acquisition payments	$133	$—
Purchase of capital equipment through capital leases	$70	$63

The accompanying notes are an integral part of these consolidated financial statements

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except share and per share data)
1.   The Company and Summary of Significant Accounting Policies

Description of Business

Bridgeline Software, Inc. along with its wholly-owned subsidiary (collectively, “Bridgeline Software” or the “Company”), is a developer of web application management software and award winning web applications. Bridgeline Software’s web application management software products, iAPPS, Base10, and Orgitecture, are SaaS (software as a service) solutions that unify Content Management, Analytics, eCommerce, and eMarketing capabilities. The Company’s in-house teams of Microsoft®-certified developers specialize in web application development, usability engineering, SharePoint development, search engine optimization, and web application hosting management.  Bridgeline Software’s software and services assist customers in maximizing revenue, improve customer service and loyalty, enhance employee knowledge, and reduce operational costs by leveraging web based technologies.

Our marketing and selling efforts focus on medium-sized business and large business. These businesses are primarily in the following vertical markets:  Financial services, life sciences, high technology, media, transportation, and foundations.  As of June 30,  2008, the Company has over 500 customers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its Indian subsidiary. All significant inter-company accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2008, the consolidated statements of operations for the three and nine months ended June 30, 2008 and 2007, and the consolidated cash flows for the nine months ended June 30, 2008 and 2007 are unaudited. The unaudited interim consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2007 and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at June 30, 2008, its results of operations for the three and nine months ended June 30, 2008 and 2007, and its cash flows for the nine months ended June 30, 2008 and 2007. The results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending September 30, 2008.

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

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces SFAS 141, Business Combinations (“SFAS 141”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there will be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of this standard will impact any acquisitions completed by the Company in our fiscal 2010.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. (“FSP No.157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009. The major categories of non-financial assets and non-financial liabilities that are measured at fair value, for which the company has not yet applied the provisions of SFAS No. 157 are goodwill and intangible assets.

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except share and per share data)
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other accounting principles generally accepted in the United States. FSP No.142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS No. 162 essentially unchanged. The Statement becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

2.   Income per Share

Basic income/(loss) per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding. Diluted income/(loss) per share is computed similarly to basic income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. For purposes of this calculation, the Company has excluded certain outstanding options, warrants and convertible debt from the calculation of diluted weighted average shares outstanding because these were anti-dilutive. The balance of these excluded equity instruments was 1,529,359 and 1,532,949 at June 30, 2008 and 2007, respectively.

3.   Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances for the nine months ended June 30, 2008:

June 30, 2008
Goodwill balance at beginning of period	$14,426
Acquisition	1,485
Contingent acquisition payments earned	995
Other net changes	66
Goodwill balance at end of period	$16,972

In accordance with SFAS No. 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. There were no indicators of impairment during the three and nine months ended June 30, 2008.

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except share and per share data)

The Company’s intangible assets are summarized as follows:

	Useful	As of June 30, 2008
	Lives in	Gross	Accumulated	Net
	Years	Asset	Amortization	Amount
Intangible assets:
Domain and trade names	10	$39	$(17)	$22
Customer related	5	2,216	(470)	1,746
Non-compete contracts	5	386	(194)	192
Acquired software	3	347	(130)	217
Total intangible assets		$2,988	$(811)	$2,177

Other indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142. There were no indicators of impairment during any of the periods presented.

4.   Stock Based Compensation

Stock-Based Compensation

At June 30, 2008, the Company maintained two stock-based compensation plans.  The Company adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”) on October 1, 2006.  Because it used the fair-value-based method for disclosure under SFAS 123, it adopted SFAS 123R using the modified prospective application.  The Company granted the following stock options during the three and nine months ended June 30, 2008:

		Weighted Average Per Share
		Weighted	Estimated	Intrinsic
		Average	Fair Value of	Value
	Options	Exercise	Common Stock	at Grant
	Granted	Prices	at Grant Date	Date

Three Months Ended June 30, 2008	110,500	$2.50	$2.50	$—
Nine Months Ended June 30, 2008	453,300	$3.35	$3.35	$—

The following table illustrates the assumptions used by the Company to calculate the compensation expense in accordance with SFAS 123R for stock options granted to employees and directors:

	Stock Prices	Stock Volatility	Risk Free Rate of Return	Dividend Rate	Expected Option Life in Years	Option Exercise Prices
Three Months Ended June 30, 2008	$ 2.50	70.0%	2.72%	0%	5.0	$ 2.50
Nine Months Ended June 30, 2008	$2.50 - $3.69	54.0% - 70.0%	2.72% - 4.04%	0%	5.0	$ 2.50 – $3.69

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except share and per share data)

Price ranges of outstanding and exercisable options as of June 30, 2008 are summarized below:

		Outstanding Options			Exercisable Options
Exercise Price		Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	$0.003	6,667	4.25	$0.0030	6,667	$0.0030
	$0.3573	3,219	3.66	0.3573	3,219	0.3573
	$1.0716	29,675	3.66	1.0716	29,675	1.0716
	$1.20	43,111	6.46	1.2000	43,111	1.2000
	$2.50	110,500	9.78	2.5000	−	2.5000
	$3.00	254,972	4.81	3.0000	−	3.0000
	$3.22	6,100	9.52	3.2200	−	3.2200
	$3.59	163,000	9.46	3.5900	−	3.5900
	$3.69	155,000	9.33	3.6900	−	3.6900
	$3.75	540,664	7.44	3.7500	−	3.7500
	$3.92	37,400	9.18	3.9200	−	3.9200
	$4.60	37,000	9.03	4.6000	−	4.6000
	$4.90	42,500	9.02	4.9000	−	4.9000
$
		1,429,808			82,672

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, September 30, 2007	1,077,831	$0.003 to $4.90	$3.18

Granted	453,300	2.50 to 3.69	3.35
Exercised	(6,667)	0.003	0.003
Forfeited	(94,656)	3.59 – 3.75	3.72
Balance, June 30, 2008	1,429,808	$0.003 to $4.90	$ 3.40	7.60	$149,024

Compensation expense is generally recognized on a graded straight-line basis over the vesting period of grants. As of June 30, 2008, the Company had approximately $630,000 of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through fiscal 2011.

There were no options exercised during the three month period ended June 30, 2008.  The intrinsic value of options exercised during the nine month period ended June 30, 2008 was $24,000.

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except share and per share data)

5.   Acquisition

Acquisition of Tenth Floor, Inc.

On January 31, 2008, the Company acquired all the outstanding stock of Tenth Floor, Inc. (“Tenth Floor”).  Tenth Floor is a web application development company that has developed its own SaaS-based web application management software product named BASE-10. Tenth Floor is headquartered in Cleveland, Ohio with a satellite office in Minneapolis, Minnesota. Bridgeline Software acquired Tenth Floor for a total value of approximately $4 million, including the purchase of approximately $650,000 of Tenth Floor net working capital (cash, accounts receivable, less certain liabilities). This value consisted of $504,000 in cash, $96,000 of repayment of a bank line of credit, 640,000 shares of Bridgeline Software common stock, and the opportunity to receive up to an additional $1.2 million in cash over a 12 quarter period based on certain minimum operating income goals being achieved. The Bridgeline Software common stock issued is subject to a one (1) year lock-up agreement and was priced per the agreement based on the average 90 day closing price.

The acquisition has been treated as a non-taxable transaction; therefore the intangible assets, including goodwill, are not tax deductible for the Company.  The following table summarizes the preliminary and estimated fair values of the net assets acquired:

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

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except share and per share data)

The Company completed a preliminary purchase price allocation. The Company has engaged a valuation firm to complete the purchase price allocation and we expect this valuation to be complete during the quarter ending September 30, 2008.  The following unaudited pro forma information reflects the results of operations of the Company as though the acquisition of Tenth Floor was completed as of October 1, 2006:

	Pro Forma (Unaudited)
	Nine Months Ended June 30,
	2008	2007

Revenue	$16,364	$7,695
Net income (loss)	$109	$(1,822)
Net income (loss) per share:
Basic	$0.01	$(0.20)
Diluted	$0.01	$(0.20)
Number of weighted average shares:
Basic	9,354,229	8,923,817
Diluted	9,476,292	8,923,817

The common stock used as consideration for the acquisition is presented as being outstanding during the entire period for the computation of weighted average shares outstanding used in the computation of net loss per share for all periods above.

6.   Events Subsequent to June 30, 2008

Acquisition of Indigio Group, Inc.

On July 1, 2008, the Company acquired all the outstanding stock of Indigio Group, Inc. (“Indigio”), a Denver, Colorado-based company founded in 1998.  Indigio is an award-wining web development company that provides web application development, web design, usability, and search engine optimization services to its customers. The acquisition of Indigio expands the geographical presence of the Company consistent with its strategy.  Consideration for the acquisition of Indigio consisted of (i) $600,000 in cash, (ii) 1,127,810 shares of Bridgeline Software common stock, (iii) the payment of $195,000 of indebtedness owed by Indigio, and (iv) deferred consideration of up to $2.1 million payable in cash quarterly over the 14 consecutive calendar quarters after the acquisition, contingent upon Indigio achieving certain financial goals during such period.  If the contingent payments are made, the Company will account for the payments as additional purchase price and will allocate it to goodwill.

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

Overview

Bridgeline Software, Inc. (“Bridgeline Software” or the “Company”) is a developer of web application management software and award-winning web applications that help organizations optimize business processes.  Bridgeline Software’s software and services assist customers in maximizing revenue, improve customer service and loyalty, enhance employee knowledge, and reduce operational costs by leveraging web based technologies.

Bridgeline Software’s iAPPS, Base10, and Orgitecture software products are solutions that unify Content Management, Analytics, eCommerce, and eMarketing capabilities; enabling business users to enhance and optimize the value of their web properties. Combined with award-winning application development services, Bridgeline Software helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, and mission-critical web applications.

iAPPS® and Orgitecture are software products delivered through a SaaS business model, in which we deliver our software over the Internet while providing maintenance, daily technical operation and support.  iAPPS® provides a flexible architecture so perpetual licensing of the software is available as well.

Over the next 12 to 18 months, the Company plans to migrate its Base10 and Orgitecture related customers to iAPPS.

Bridgeline Software’s team of certified Microsoft developers specialize in end-to-end web application development, information architecture, usability engineering, SharePoint development, rich media development, search engine optimization, and web application hosting management.

Our marketing and selling efforts focus on medium-sized business and large business. These businesses are primarily in the following vertical markets:  Financial services, life sciences, high technology, media, transpiration, and foundations.  At June 30, 2008, we have seven geographic specific locations in the United States that have professional direct sales management and delivery teams in each location.  They are in the Atlanta area, Boston area, Cleveland area, Chicago area, Minneapolis area, New York area, and Washington DC area.  Subsequent to June 30, 2008, we expanded into our eighth geographic location in the Denver, Colorado area with the acquisition of Indigio Group, Inc. on July 1, 2008.

Bridgeline Software plans to expand its distribution of iAPPS® and its web application development services throughout North America.  Due to the high-touch nature of our sales process and delivery requirements, we believe local sales and delivery teams are required in order to maximize market-share results.

We believe the Web application development market in North America is growing and is fragmented. We believe established yet small Web application development companies have the ability to market, sell and install our iAPPS® Framework and web application management software in their local metropolitan markets.  In addition, we believe these companies also have a customer base and a niche presence in the local markets in which they operate. We believe there is an opportunity for us to acquire additional dot net development companies that specialize in Web application development and are based in other large North American cities.  We believe that by acquiring certain of these geographic specific companies and applying our business practices and efficiencies, we can accelerate our time to market in areas other than those in which we currently operate.

Results of Operations

Three months ended	June 30,
	2008	2007	Change $	Change %
Total revenue	$5,700	$2,469	$3,231	131%
Gross profit	3,069	1,322	1,747	132%
Income (loss) from operations	40	(401)	441	1103%
Net income (loss)	67	(591)	658	982%
EBITDA	$566	$(244)	$810	332%

Nine months ended	June 30,
	2008	2007	Change $	Change %
Total revenue	$15,301	$7,001	$8,300	119%
Gross profit	8,189	3,698	4,491	121%
Income (loss) from operations	165	(1,043)	1,208	732%
Net income (loss)	216	(1,919)	2,135	988%
EBITDA	$1,427	$(543)	$1,970	363%

Revenue
Three Months ended June 30
The Company reported total revenues of $5.7 million for the three months ended June 30, 2008 versus total revenues of $2.5 million for the three months ended June 30, 2007, an increase of 131%.

More specifically, web development services revenues were $4.6 million for the third quarter of fiscal 2008 compared to $1.8 million for the third quarter of fiscal 2007, an increase of 152%.  Managed services revenue were $735,000 for the third quarter of fiscal 2008 compared to $556,000 for the third quarter of fiscal 2007, an increase of 32%.  Product licenses and subscription revenues were $380,000 for the third quarter of fiscal 2008 compared to $90,000 for the third quarter of fiscal 2007, an increase of 322%.  These increases in revenues are substantially attributable to recently completed acquisitions.  Recently completed acquisitions include the acquisitions of Objectware, Inc., Purple Monkey, Inc. and Tenth Floor, Inc.

The Company had a total of 539 customers on June 30, 2008 versus 138 customers on June 30, 2007, an increase of 291%.  Of the total customer base, 365 customers, or 68% of the Company’s customer base, pay a monthly subscription fee or a monthly managed services fee.  The revenue mix in managed services continues to shift towards hosting and co-managed services and away from on-site retained services revenues.

For the three months ending June 30, 2008 the Company had two (2) customers that individually represented greater than 5% of its total revenues, compared to the three months ending June 30, 2007 where the Company had three (3) customers who represented greater than 5% of total revenues.

Nine months ended June 30
The Company reported total revenues of $15.3 million for the nine months ended June 30, 2008 versus $7.0 million of total revenues for the nine months ended June 30, 2007, an increase of 119%.

Similar to the three month revenues, revenue in all categories increased when compared to the same period one year earlier.  The current nine month period increases are largely due to acquisitions completed since the similar period in the prior year and the rollout of our next generation iAPPS solutions, net of expected decreases in managed services revenues derived from one significant customer as previously reported.

Gross Profit
The Company reported total gross profits of $3.1 million for the three months ended June 30, 2008 versus $1.3 million of total gross profits for the three month ended June 30, 2007, an increase of 132% over the same period last year.  As with the increase in revenue, the increase in gross profit is substantially attributable to recently completed acquisitions and a shift in the product mix to higher margin managed services.  Gross profit margins were consistent at 54% of sales in 2008 and the same period in 2007.

For the nine month period ended June 30, 2008, the Company reported gross profits of $8.2 million versus $3.7 million in the same period one year earlier, an increase of 121%.  The increase in gross profit is due to the same factors noted above with respect to the increase in revenue for the nine months period.  Gross profit margins for the nine months ended June 30, 2008 were 54% compared to 53% for the same period in 2007.  The combination of increased pricing and increases in revenue from sources other than web development services have contributed to the overall increased margins.

Operating Expenses
Three Months ended June 30
For the three month period ended June 30, 2008, sales and marketing expenses increased $966,000, or 140%, when compared to same period in fiscal 2007.  This increase is substantially attributed to recent acquisitions which expanded our sales force. For the third quarter of fiscal 2008, sales and marketing expenses represented 29% of sales, which is consistent as compared to 28% in the same period in fiscal 2007.

General and administrative expenses increased $283,000, or 40%, when compared to the same period in fiscal 2007.  This increase is principally due an increase in the number of full time non-billable employees, including eight (8) who joined us as a result of acquisitions and three (3) who are new hires, as well as increases in rent and other office related expenses due to our recently completed acquisitions.  As a percentage of sales, general and administrative expenses have decreased to 17% compared to 29% in the same period one year earlier.  This improvement is consistent with our expectations of our ability to leverage the existing general and administrative infrastructure as acquisitions are completed and sales increase.

Research and development investments for the three months ended June 30, 2008 decreased when compared with levels in the third quarter of fiscal 2007.  Expenses decreased $98,000, or 48%.  This decrease is largely attributable to the capitalization of $134,000 in iAPPS-related development costs during the third quarter of fiscal 2008. In accordance with accounting principles generally accepted in the United States, certain software development costs may be capitalized once technological feasibility has been reached.  Capitalization of future costs will continue until the related software is ready for sale, at which time we will begin amortizing the capitalized costs. Had these costs not been capitalized, research and development expenses would have increased $36,000, or 17% when compared to the same period one year earlier.

Depreciation and amortization expenses for the third quarter of 2008 were $270,000, verses $115,000 in the same period in fiscal 2007, representing a 135% increase.  Depreciation expense and amortization expense increased primarily due to increases in fixed assets and definite-lived intangible assets associated with recent acquisitions, and, to a lesser extent, the timing of purchases of property and equipment.

Nine months ended June 30
For the nine month period ended June 30, 2008, sales and marketing expenses increased $2.1 million, or 94%, when compared to the same period one year earlier.  The increase is due to the same factors noted for the three month period above.  For the nine months ended June 30, 2008, sales and marketing represented 29% of sales, compared to 32% in the same period one year earlier.  The improvement as a percentage of sales is largely due to synergies realized through acquisitions.

General and administrative expenses for the nine months ended June 30, 2008 increased $817,000, or 48%, when compared to the same period one year earlier.  This increase is due to the same factors noted above for the three month period.  As a percentage of sales, general and administrative expenses have decreased to 16% compared to 24% in the same period one year earlier.  This improvement is consistent with our expectations of our ability to leverage the existing general and administrative infrastructure as acquisitions are completed and sales increase

Research and development investments for the nine months ended June 30, 2008 decreased $146,000, or 26%, when compared to the same period one year earlier.  This decrease is largely attributable to the capitalization of approximately $299,000 in cost during the nine month period in accordance with accounting principles.  Had these costs not been capitalized, research and development expenses would have increased $153,000, or 28% when compared to the same period one year earlier.

Depreciation and amortization expenses for the nine months ended June 30, 2008 were $704,000, versus $220,000 in same period in fiscal 2007, representing a 220% increase.  Depreciation expense and amortization expense increased $236,000 and $248,000, respectively, due to increases in fixed assets and definite-lived intangible assets.  The increase in fixed assets is attributable to the combination of purchases of property and equipment and assets associated with recent acquisitions.  The increase in amortization is primarily attributable to the recently completed acquisitions.

Income from Operations
Income from operations for the three months ended June 30, 2008 was $40,000 compared to a loss in the prior year of $401,000, an improvement of $441,000.  This improvement is largely attributable to synergies realized through our recent acquisitions and our ability to leverage our existing infrastructure as revenues continue to grow.  The ability to leverage our existing infrastructure provides an ongoing opportunity to increase operating margins and profits as we grow.

For the nine months ended June 30, 2008, income from operations was $165,000 compared to a loss in the prior year of $1.0 million, a $1.2 million improvement.  This improvement is due to the same factors noted above for the three month period.

EBITDA

We also measure our performance based on the level of earnings before interest, taxes, depreciation, and amortization and before stock compensation expense (EBITDA before stock compensation expense).  For the three and nine months ended June 30, 2008, we reported EBITDA before stock compensation expense of $566,000 and $1.4 million, respectively, compared to an EBITDA loss of $244,000 and $543,000, respectively, in the same periods one year earlier.  We continue to be encouraged by the improvement in our fiscal 2008 results to date and believe EBIDTA before stock compensation expense is an important measure for management.  We believe that this measure is an indicator of cash flow being generated by our operations.  The following table shows the calculation of these amounts:

	Three Months		Nine months
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$67	$(591)	$216	$(1,919)
Plus:
Interest expense	15	180	47	866
Depreciation & amortization	336	79	829	246
Stock Compensation	148	88	335	264
EBITDA	$566	$(244)	$1,427	$(543)

Liquidity and Capital Resources

As of June 30, 2008, the Company has cash and cash equivalents of $2,274,000 and working capital of $4,395,000.  During the third quarter of fiscal 2008, our operations used $575,000 in cash, compared to the use $106,000 in the same period in fiscal 2007.  The change year over year is largely attributable to the increase in net income offset by changes in working capital.  As we continue to grow, working capital is expected to use cash as our accounts receivables and unbilled receivables will increase at a pace greater than current liabilities.  In addition to the cash used by operations, we used an additional $146,000 to fund capital expenditures and $134,000 for costs for capitalized software during the three month period, $291,000 in contingent acquisition payments and $68,000 to repay amounts under capital leases.

For the nine months ended June 30, 2008, our operations used $497,000 in cash, compared to the use of $403,000 in the same period one year earlier.  The change year over year is largely attributable to the increase in net income offset by changes in working capital.  During the nine months, we used $924,000 for the acquisition of Tenth Floor, $731,000 for contingent acquisition payments, $172,000 to repay amounts under leases and $618,000 for capital expenditures and costs for capitalized software.

Since the fourth quarter of fiscal 2007, we have generated net income.  Prior to that, we incurred annual losses since commencement of operations in 2000 and used a significant amount of cash to fund our operations since inception. As a result, we had an accumulated deficit of approximately $6 million at June 30, 2008.

Capital Resources and Liquidity Outlook

We believe that cash requirements for capital expenditures and contingent acquisition payments will be approximately $150,000 and $350,000, respectively, for the remainder of fiscal 2008 if all operating metrics are achieved for the contingent acquisition payments.

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

Contractual Obligations

We lease our facilities in the United States and India.  Our other contractual obligations include certain equipment acquired under capitalized lease agreements that begin to expire in fiscal year 2009. We have no contractual obligations extending beyond five years.  There were no material leases entered into during the nine months ended June 30, 2008.

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

We recognize revenue from perpetual software licenses upon delivery of the software provided as the related Web Development Services do not result in significant customization or modification of the software and are not essential to its functionality. The related post-contract customer support revenue is also recognized upon delivery of the software since post contract customer support (“PCS”) does not contain rights to unspecified upgrades, is included in the price of the multiple element arrangement, and extends only for a period of one year or less and the cost of providing the PCS is deemed to be insignificant.  Perpetual software license revenue and related PCS represented approximately $126,000 and $196,000 of revenue for the three and nine months ended June 30, 2008.

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

Multiple Element Arrangements

Web Development Services and Managed Services are also provided as part of multiple element arrangements that include licensed software, PCS, managed services and/or a hosting arrangement. We account for these multiple elements separately pursuant to SOP 97-2 or EITF 00-21, as applicable.

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

Web Development Services engagements are sometimes sold along with a perpetual license for our software products. In such arrangements, the perpetual license is the delivered element and the Web Development Services and any PCS are the undelivered elements.  We recognize revenue from such arrangements in accordance with SOP 97-2 Following SOP 97-2, revenue is recognized upon delivery of the perpetual license because the Web Services are not essential to the functionality of the software and we have established VSOE of fair value for the Web Services.  Revenue from Web Development Services is recognized when the services are performed using the proportional performance model using a method based on cost incurred in relation to total estimated cost at completion. Any related PCS revenue is recognized upon delivery of the software since PCS is included with the price of the software license, extends only for a period of one year or less and the cost of providing the PCS is deemed to be insignificant.

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

Stock-Based Compensation

At June 30, 2008, we maintained two stock-based compensation plans. Effective October 1, 2006, we adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”). Because we used the fair-value-based method for disclosure under SFAS 123, we adopted SFAS 123R using the modified prospective application. Under the modified prospective method, compensation expense that we recognize beginning on that date will include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after October 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We have disclosed the pro forma effect of stock-based compensation expenses pursuant to SFAS 123R in the financial statements and under the modified prospective transition method, the results for prior periods will not be restated.

We estimate the fair value of options granted using the Black-Scholes-Merton option valuation model (the “Model”) and the assumptions shown in the notes to our financial statements. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on the historical volatility of comparable public companies consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share Based Payment. We base the risk-free interest rate that we use in the Model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. For purposes of calculating the pro forma compensation we have used our actual historical forfeiture rates of between 11% and 13% for all awards which we believe is a reasonable approximation of expected future forfeitures. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Model. We amortize the fair value ratably over the vesting period of the awards, which is typically three years. We may elect to use different assumptions under the Model in the future or select a different option valuation model altogether, which could materially affect our net income or loss and net income or loss per share in the future.

As of June 30, 2008, we had 1,429,808 options outstanding ranging in exercise prices between $0.003 and $4.90.

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

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations (“SFAS 141”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there will be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of this standard will impact any acquisitions completed by the Company in our fiscal 2010.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No.157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009. The major categories of non-financial assets and non-financial liabilities that are measured at fair value, for which the company has not yet applied the provisions of SFAS No. 157 are goodwill and intangible assets.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) which amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other accounting principles generally accepted in the United States. FSP No.142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”) which supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS No. 162 essentially unchanged. The Statement becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the three and nine months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  Subsequent to the end of the quarter, our Chief Accounting Officer resigned to take a position with a large public reporting company.  We are in the process of recruiting to fill this position as well as examining the current structure of our finance department given the number of acquisitions completed over the last twelve months.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the fiscal quarter ended June 30, 2008. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes.

Options

During the quarter ended June 30, 2008, we granted options to purchase shares of common stock on the following dates in the amounts and at the per share exercise prices set forth below:

Date	Number	Exercise Price

April 8, 2008	110,500	$2.50

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) On April 18, 2008, the Company held its Annual Meeting of Shareholders.

(b) Not Applicable

(c) At such meeting, the shareholders of the Company voted:

(1)	To elect two (2) Directors to serve for the ensuing year. The votes cast were as follows:

Nominees	Votes For	Votes Withheld
Robert Hegarty	7,172,179	22,873
John Cavalier	7,172,179	22,873

(2)	To ratify the selection of UHY, LLP as the Company’s independent auditors for the fiscal year ending September 30, 2008. The votes cast were as follows:

Votes For	Votes Against	Abstained	Broker Non- Votes
7,186,051	2,390	6,611	0

(3)
To approve the amendment to the Bridgeline Software, Inc. Amended and Restated Stock Incentive Plan to increase the number of shares of Common Stock available for issuance upon exercise of options granted under the Plan from 1,400,000 shares to 2,000,000 shares. The votes cast were as follows:

Votes For	Votes Against	Abstained	Broker Non- Votes
4,544,345	883,924	7,611	1,759,172

 (d) Not Applicable

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description of Document
10.1
Agreement and Plan of Merger, dated as of July 1, 2008, by and among Bridgeline Software, Inc., Indigio Group, Inc., Timothy Higgins, Michael Higgins, Jeff D. Higgins, William Sedgwick, Sage Realty Group, LLC, Michael Mark, Lawrence O. Brown, Bryan Schutjer, Richard Ganley, Timothy Watson, Micah Baldwin, Michael Roy, Christine Spencer, Michael Merkulovich, James Nelson, Jaime Pabon, George Kassabgi and James Conrad. (filed an Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 2, 2008 and incorporated herein by reference)

10.2	Employment Agreement with Timothy Higgins. (filed an Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 2, 2008 and incorporated herein by reference)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	CEO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	CFO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgeline Software, Inc.
(Registrant)

August 14, 2008	/s/ Thomas L. Massie
Date	Thomas L. Massie Chief Executive Officer (Principal Executive Officer)

August 14, 2008	/s/ Gary M. Cebula
Date	Gary M. Cebula Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

10.1
Agreement and Plan of Merger, dated as of July 1, 2008, by and among Bridgeline Software, Inc., Indigio Group, Inc., Timothy Higgins, Michael Higgins, Jeff D. Higgins, William Sedgwick, Sage Realty Group, LLC, Michael Mark, Lawrence O. Brown, Bryan Schutjer, Richard Ganley, Timothy Watson, Micah Baldwin, Michael Roy, Christine Spencer, Michael Merkulovich, James Nelson, Jaime Pabon, George Kassabgi and James Conrad. (filed an Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 2, 2008 and incorporated herein by reference)

10.2	Employment Agreement with Timothy Higgins. (filed an Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 2, 2008 and incorporated herein by reference)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	CEO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	CFO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).