Form 10KSB
period 2008-09-30
Bridgeline Software, Inc.
filed 2008-12-29
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

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
None

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The issuer’s revenues for its most recent fiscal year $21,295,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,303,093 based on the closing price of $0.65 of the issuer’s common stock, par value $.001 share, as reported by NASDAQ on December 22, 2008.

As of December 22, 2008, there were 10,894,414 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2008 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended September 30, 2008, are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III.

Transitional Small Business Disclosure Format (check one): Yes☐ No☒

Forward Looking Statement
Statements contained in this Annual Report on Form 10-KSB that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of Bridgeline Software, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include our limited operating history, our license renewal rate, our ability to maintain our listing on the Nasdaq Capital Market, the impact of the global financial deterioration on our business, our inability to manage our future growth efficiently or profitably, our inability to find, complete and integrate additional acquisitions, the acceptance of our products, the performance of our products, our dependence on our management team and key personnel, our ability to hire and retain future key personnel or the impact of competition and our ability to maintain margins or market share.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described herein and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

Bridgeline’s iAPPS® Product Suite are SaaS (software as a service) solutions that unify Content Management, Analytics, eCommerce, and eMarketing capabilities; enabling business users to enhance and optimize the value of their web properties. Combined with award-winning application development services, Bridgeline believes it helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, and mission-critical web applications.

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

Products and Services

Software Products

On-Demand (SaaS) Web Application Management Software - iAPPS®

Business processes, regardless of industry or vertical market, fall into common categories.  Our research found companies must consistently address issues surrounding security, workflow, version control, and user management.  While the processes of individual entities may vary, the underlying elements mentioned above share common characteristics.  Over the last three and a half years, we have developed a very powerful and scalable .NET application development framework based on leveraging these common characteristics.  We call our framework iAPPS®.

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
•
iAPPS® Content Manager (general release in September 2008) allows non-technical users to create, edit, and publish content via a browser-based interface. The advanced, easy-to-use interface allows businesses to keep content and promotions fresh - whether for a public commercial site or a company intranet. The iAPPS® Content Manager handles the presentation of content based on a sophisticated indexing and security scheme that includes management of front-end access to online applications. The system provides a robust library functionality to manage permissions, versions and organization of different content types, including multimedia files and images. Administrators are able to easily configure a simple or advanced workflow.  The system can accommodate the complexity of larger companies with strict regulatory policies. In addition, the open nature of the iAPPS®  Framework allows for the integration of this content management system functionality into any .NET-based web application.

•
iAPPS® Analytics (in development) provides Bridgeline Software customers the ability to manage, measure and optimize their web presence by recording detailed events and subsequently mine data within a web application for statistical analysis. Our customers have access to information regarding where their visitors are coming from, what content and products their viewers are most interested in, and how they navigate through a particular web application. Through user-definable web reports, iAPPS®  Analytics provides insight into areas like visitor usage, content access, age of content, actions taken, and event triggers, and reports on both client and server-side events. iAPPS®  Analytics may also be used to track events and create integrated reports across the entire iAPPS® product suite including campaign management (iAPPS®  Marketier), content management (iAPPS®  Content Manager) and commerce (iAPPS®  Commerce).

•
iAPPS® Commerce (planned released in 2009) will provide an online eCommerce solution to assist Bridgeline’s customers in maximizing and managing all aspects of their commerce initiatives. The customizable dashboard will provide customers with a real-time overview of the performance of their online stores, such as sales trends, demographics, profit margins, inventory levels, inventory alerts, fulfillment deficiencies, average check out times, potential production issues, and delivery times. Commerce will also provide backend access to payment and shipping gateways. In combining iAPPS®  Commerce with Analytics and Marketier, our customers can take their commerce initiatives to a new level by personalizing their product offerings, improving their marketing effectiveness, and providing value-added services or cross selling products.

•
iAPPS® Marketier (planned release at the end of 2009) will provide a marketing lifecycle management tool that will include customer transaction analysis, email management, surveys and polls, event registration and issue tracking to measure campaign return on investments and client satisfaction. Web site content and user profiling will be leveraged to deliver targeted campaigns and stronger customer relationships. The email management features will provide comprehensive reporting capabilities including success rate, and recipient activity such as click-thrus and opt-outs. The iAPPS® Marketier will integrate with leading customer relationship management systems (CRM’s) such as Salesforce.com and leading ad banner engines such as Google.

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

Orgitecture TM

Our Orgitecture TM platform, developed several years ago, provides customers with a suite of on-demand (SaaS) Web-based tools designed to streamline Web site management and reduce web related development costs.  Orgitecture software modules include web content management, survey tools, calendaring, email newsletters, online registration, and ecommerce functions.

Our newly developed iAPPS® web application management software will replace Orgitecture.  We plan to migrate Orgitecture customers to the iAPPS® Framework over the next 18-24 months. Orgitecture customers have been notified that all R&D on the Orgitecture platform has been suspended and that the company will be sun-setting and no longer provide support for the product on December 31, 2010.

Base 10 TM

Base10 TM is a web based on-demand SaaS platform the Company obtained through the acquisition of Tenthfloor, Inc on January 31, 2008.  Base10 provides customers with a suite of on-demand (SaaS) Web-based tools that provides integrated content management, emarketing management, and ecommerce.

Our newly developed iAPPS® web application management software will replace Base10.  We plan to migrate Base10 customers to the iAPPS® Framework over the next 18-24 months.  Base10 customers have been notified that all R&D on the Base10 platform has been suspended and that the company will be sun-setting and no longer provide support for the product on December 31, 2010.

PowerShop TM

PowerShop TM is a web based eCommerce product the Company obtained through the acquisition of Objectware, Inc on July 5, 2007.  PowerShop provides customers with ecommerce capabilities in a coordinated set of tools and services designed to attract new customers and deliver an overall user friendly and satisfying customer experience while automating many required business processes for effective customer service, merchandising and marketing, as well as inventory management, tracking, and reporting.

Our newly developed iAPPS® Commerce product will replace PowerShop when released in mid 2009.  We plan to migrate PowerShop customers to iAPPS® Commerce over the next 18-24 months.

Revenue from sales of on-demand SaaS web tools is reported as Subscriptions in the accompanying financial statements.

Revenue from sales of perpetual software license sales is reported as $224 thousand in the accompanying financial statements.

Application Development Services

Application Development

Application development services address specific customer needs such as usability engineering, information architecture, application development, rich media development, and search engine optimization.  We sell these custom services through our internal direct sales force.  Application development engagements often include our software products or hosting arrangements that provide for the use of certain hardware and infrastructure at one of our co-managed network operating centers.  Application development services are often sold as part of multiple element arrangements wherein retained professional services and/or hosting (i.e., Managed Services) are provided subsequent to completion of the application development.

Information Architecture

Information Architecture is a design methodology focused on structuring information to ensure that users can find the appropriate data and can complete their desired transactions within a Web site or application.  Understanding users and the context in which users will be initiating with a Web application is central to information architecture.  Information architects try to put themselves in the position of a typical user of an application to better understand a user’s characteristics, behaviors, intentions and motivations.  At the same time, the information architect develops an understanding of a Web application’s functionality and data structures.  The understanding of these components enables the architect to make customer centric decisions about the end user and then translate those decisions into site maps, wire frames and clickable prototypes.

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

Our systematic and user-centered approach to application  development focuses on developing Web applications that are intuitive, accessible, engaging, and effective. Our goal is to produce a net effect of increased traffic, improved visitor retention, increased user productivity, reduced user error, lower support cost, and reduced long-term development cost.

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

Revenue from the above application development services is reported as Application Development Services in the accompanying financial statements.
Managed Services (including Hosting)

Many of our customers hire us to host and manage the applications we develop.  Bridgeline provides a complete outsourcing solution through our fully managed hosting services.  Our hosting facility includes dedicated in-house production and development servers, as well as a dedicated, 24-hour monitored co-location facility for mission critical applications.

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

Sales and Marketing

Bridgeline Software employs a direct sales force and each sale is typically a time intensive sale taking anywhere from 30 days to 180 days on average to consummate.  Our direct sales force focuses its efforts selling to medium-sized business and large business. These businesses are typically in the following vertical markets:  Financial services, life sciences, high technology, foundations, professional sports management and  transportation and storage.

We have eight geographic locations in the United States with full-time professional direct sales staffs.  Our geographic locations are in the metropolitan Atlanta, Boston, Chicago, Cleveland, Denver, Minneapolis, New York, Washington DC areas.

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

Organic growth from existing customer base

We have specific programs that consistently market our brand, application development software, and our services. Our business development professionals seek ongoing business opportunities within our customer base and within other operating divisions or subsidiaries of our existing customer base.

New customer acquisition

In the geographies in which we operate, we identify target customers within our vertical expertise (financial services, life sciences, high technology, foundations, professional sports management and transportation and storage). Our business development professionals develop an annual territory plan identifying various strategies to engage our target customers.

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

Acquisitions

Bridgeline Software plans to expand its distribution of iAPPS® and its application development services throughout North America.  Due to the individualized nature of our sales process and delivery requirements, we believe local staff is required in order to maximize market-share results.

We believe the web application development market in North America is growing and is fragmented. We believe that established yet small application development companies have the ability to market, sell and install our iAPPS® Framework and web application management software in their local metropolitan markets.  In addition, we believe that these companies also have a customer base and a niche presence in the local markets in which they operate. We believe there is an opportunity for us to acquire multiple companies that specialize in web application development and are based in other large North American cities in which we currently do not operate.  We believe by acquiring certain of these companies and applying our business practices and efficiencies, we can accelerate our time to market in areas other than those in which we currently operate.

During fiscal 2008, we have completed the following two acquisitions:

•	In January 2008, we acquired Tenth Floor, Inc., a Cleveland, Ohio-based company, with a satellite operation in Minneapolis, Minnesota.
•	In July 2008, we acquired Indigio Group, Inc., a Denver, Colorado-based company.

We believe these acquisitions contribute to our business strategy by providing us with new geographical distribution opportunities, an expanded customer base, an expanded sales force and an expanded developer force. In addition, integrating the acquired businesses into our existing operations allows us to consolidate the finance, human resources, legal marketing, research and development, and other expenses of the acquired businesses with our own, reducing the aggregate of these expenses for the combined businesses, and resulting in improved over-all operating results.

Research and Development

Our software development efforts reside in our development center located in Bangalore, India.  We invested approximately $1.2 million in research and development activities for the fiscal year ended September 30, 2008 which included approximately $397 thousand in capitalized software costs, and we invested approximately $791 thousand in research and development activities for the fiscal year ended September 30, 2007.  We believe the cost of India based software developers are 70% lower than the cost of United States based software developers.

Employees

We employed 204 employees worldwide as of September 30, 2008.  Substantially all of those employees are full time employees.

Customers

We primarily serve six markets that we believe have a history of investing in information technology enhancements and initiatives.  These markets are:

•	Financial services

•	Life sciences & healthcare

•	High technology (software and hardware)

•	Professional sports management (teams and Individuals)

•	Transportation and storage

•	Foundations and non profit organizations

We have more than 600 customers of which one customer, Depository Trust Clearing Corporation, generated 7% of revenue in the fiscal year ended September 30, 2008.  No other customer generated more than 5% of revenue during such period.

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

We believe that we compete adequately with the others and distinguish ourselves from our competitors in a number of ways.  We believe that our competitors generally offer their Web application development software without directly providing application development services.  In addition our competitors that offer their Web application development software typically offer only single point of entry type products as compared to a unified framework approach.  Our ability to develop applications on multiple platforms and the existence of our own Web application development software distinguishes us from our competition.  We also believe that our products have been designed for ease of use without substantial technical skills.  In addition to the above factors, we believe our Web application development software has a lower cost of ownership than the solutions provided by most of our competitors.

Available Information

This Annual Report on Form 10-KSB, as well as our quarterly reports on Form 10-QSB and current reports on Form 8-K, along with any amendments to those reports, are made available free of charge, on our website (www.bridgelinesw.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Copies of the following are also available free of charge through our website under the caption “Governance” and are available in print to any shareholder who requests it:

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

Item 1A.  Risk Factors

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report are applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. In addition to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

We have a limited operating history on which to evaluate our operations and may again incur losses in the future as we expand.

During the most recent four years of operations, in 2005, 2006, 2007 and 2008, we had revenues of approximately $5.8 million, $8.2 million, $11.2 million and $21.3 million, respectively, and net losses of $517,000, $1,448,000, $1,897,000 and

$10,272,000, respectively. We have a limited operating history on which to base an evaluation of our business and prospects. Since 2003, we have funded operations through operating cash flows, when available, sales of equity securities, issuances of debt and lines of credit. Any investment in our company is a high risk investment because you will be placing funds at risk in an unseasoned early stage company with unforeseen costs, expenses, competition and other problems to which such companies are often subject. Our revenues and operating results are difficult to forecast and our projected growth is dependent, in part, on our ability to complete future acquisitions of prospective target companies and the future revenues and operating results of such acquired companies. We therefore believe that period-to-period comparisons of our operating results thus far should not be relied upon as an indication of future performance.

As we have a limited operating history, we may be unable to accurately predict our future operating expenses, which could cause us to experience cash shortfalls in future periods.

In order to substantially grow our business both organically and through additional acquisitions, we may, from time to time, require additional funding. There can be no assurance that we will be able to raise any additionally needed funds on acceptable terms or at all. The procurement of any such additional financing may result in the dilution of your ownership interest in our company.

Because most of our licenses are renewable on a monthly basis, a reduction in our license renewal rate could reduce our revenues.

Our customers have no obligation to renew their monthly subscription licenses, and some customers have elected not to do so. Our license renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market, or constraints or changes in budget priorities faced by our customers. A decline in license renewal rates could cause our revenues to decline which would have a material adverse effect on our operations.

We may not be able to maintain our listing on the Nasdaq Capital Market if we are unable to satisfy the minimum bid price requirements.

Our common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet certain financial requirements in order to maintain our listing on the Nasdaq Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. On October 16, 2008, the Nasdaq Stock Market suspended the minimum bid price requirement until January 16, 2009, and on December 19, 2008 extended this suspension until April 20, 2009.  Our common stock is currently trading below $1.00 per share. If our common stock trades below $1.00 per share for 30 consecutive business days, after the expiration of the temporary suspension we will receive a deficiency notice from Nasdaq advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements, our common stock could be delisted from the Nasdaq Capital Market. Any potential delisting of our common stock from the Nasdaq Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and have a negative effect on the market price for our shares.

The recent financial crisis and current uncertainty in global economic conditions could negatively affect our business, results of operations, and financial condition.

The recent financial crisis and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including insolvency of customers; decreased customer confidence; and decreased customer demand.  Any of these events, or any other events caused by the recent financial crisis, may have a material adverse effect on our business, operating results, and financial condition.

If we are unable to manage our future growth efficiently, our business, revenues and profitability may suffer.

We anticipate that continued expansion of our business will be required to address potential market opportunities. For example, we will need to expand the size of our research and development, sales, corporate finance and operations staff. There can be no assurance that our infrastructure will be sufficiently flexible and adaptable to manage our projected growth or that we will have sufficient resources, human or otherwise, to sustain such growth. If we are unable to adequately address these additional demands on our resources, our profitability and growth might suffer. Also, if we continue to expand our operations, management might not be effective in expanding our physical facilities and our systems, procedures or controls might not be adequate to support such expansion. Our inability to manage our growth could harm our business and decrease our revenues.

Our recent acquisitions involve risks, including our inability to integrate successfully their businesses and our assumption of liabilities.

We have completed four acquisitions since our initial public offering in July 2007.  We may not be able to integrate successfully any of such acquired company’s business into our existing business. We cannot assure you that we will be able to market the services provided by such acquired companies with the other services we provide to customers. Further, integrating these businesses may involve significant diversion of our management time and resources and be costly. Our acquisitions also involve the risks that the businesses acquired may prove to be less valuable than we expected and/or that such businesses may have unknown or unexpected liabilities, costs and problems. In entering into the definitive merger agreements with the acquired entities, we relied on limited representations and warranties of each company’s principal stockholders. Although we have contractual and other legal remedies for losses that we may incur as a result of breaches of his agreements, representations and warranties, we cannot assure you that our remedies will adequately cover any losses that we incur.

If we undertake additional business combinations and acquisitions, they may be difficult to integrate into our existing operations, may disrupt our business, dilute stockholder value or divert management’s attention.

During the course of our history, we have acquired seven businesses. A key element of our growth strategy is the pursuit of additional acquisitions in the fragmented Web application development/services industry in the future. These acquisitions could be expensive, disrupt our ongoing business and distract our management and employees. We may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions on acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees or operations. In addition, the key personnel of the acquired company may choose not to work for us. Acquisitions also involve the risk of potential unknown liabilities associated with the acquired business.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer, and we could face product liability exposure.

Complex applications software we sell may contain undetected errors, or bugs. Such errors can be detected at any point in a product’s life cycle, but are frequently found after introduction of new software or enhancements to existing software. We continually introduce new products and new versions of our products. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects. If we detect any errors before we ship a product, we might have to delay product shipment for an extended period of time while we address the problem. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Therefore, it is possible that, despite our testing, errors may occur in our software. These errors could result in:

	harm to our reputation;
	lost sales;
	delays in commercial release;
	product liability claims;

	contractual disputes;
	negative publicity;
	delays in or loss of market acceptance of our products;
	license terminations or renegotiations; or

	unexpected expenses and diversion of resources to remedy errors.

Furthermore, our customers may use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts; impact our reputation or cause significant customer relations problems.

If we are unable to protect our proprietary technology and other intellectual property rights, our ability to compete in the marketplace may be substantially reduced.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for such products, thus decreasing our revenues. We rely on a combination of copyright, trademark and trade secret laws, as well as licensing agreements, third-party non-disclosure agreements and other contractual measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our products. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The protective mechanisms we include in our products may not be sufficient to prevent unauthorized copying. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop similar products. In addition, the laws of some countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as do the laws of the United States.

Policing unauthorized use of our products is difficult, and litigation could become necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business or financial condition.

If a third party asserts that we infringe upon its proprietary rights, we could be required to redesign our products, pay significant royalties or enter into license agreements.

Although presently we are not aware of any such claims, a third party may assert that our technology or technologies of entities we acquire violates its intellectual property rights. As the number of software products in our markets increases and the functionality of these products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

	be expensive and time consuming to defend;
	result in negative publicity;
	force us to stop licensing our products that incorporate the challenged intellectual property;
	require us to redesign our products;

	divert management’s attention and our other resources; or
	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

We believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus decrease our revenues and result in possible losses to our business.

If the security of our software, in particular the hosted Internet solutions products we have developed, is breached, our business and reputation could suffer.

Fundamental to the use of our products is the secure collection, storage and transmission of confidential information. Third parties may attempt to breach our security or that of our customers and their databases. We might be liable to our customers for any breach in such security, and any breach could harm our customers, our business and reputation. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation, business and operating results. Computers, including those that utilize our software, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We might be required to expend significant capital and other resources to protect further against security breaches or to rectify problems caused by any security breach, which, in turn could divert funds available for corporate growth and expansion or future acquisitions.

We are dependent upon our management team, and the loss of any of these individuals could harm our business.

We are dependent on the efforts of our key management personnel. The loss of any of our key management personnel, or our inability to recruit and train additional key management and other personnel in a timely manner, could materially and adversely affect our business, operations and future prospects. We do not maintain a key man insurance policy covering any of our employees. In addition, in the event that Thomas Massie, our founder, Chairman and Chief Executive Officer, is terminated by us without cause, he is entitled to receive severance payments equal to the greater of (a) three years’ total compensation, including bonus amounts, or (b) $1 million. In the event we are required to pay the severance payments to Mr. Massie, it could have a material adverse effect on our results of operations for the fiscal quarter and year in which such payments are made.

We have shifted a significant portion of our software development operations to India, which poses significant economic, political and security risks.

A significant portion of our software development activities are conducted by our Bridgeline Software, Pvt. Ltd. subsidiary in Bangalore, India, in order to take advantage of cost efficiencies associated with India’s lower wage scale. As of September 30, 2008, we have 62 software development employees (39% of total software development employees) at our Bangalore facility which represent approximately 6% of our total development costs. However, we may not continue to achieve the cost savings and other benefits we currently receive from these operations and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs as we grow. Due to our activities in India, we are exposed to risks related to changes in the economic, security and political conditions of India. Economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to continue our software development in a timely manner, which could put our products at a competitive disadvantage.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively minimize the possibility of fraud and its impact on our company. If we cannot provide financial reports or effectively minimize the possibility of fraud, our business reputation and operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

In addition, we will be required to include the management and auditor reports on internal controls as part of our annual report for the fiscal year ending September 30, 2008, pursuant to SOX Section 404, which requires, among other things, that we maintain effective internal controls over financial reporting and effective disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.

We cannot be certain as to the timing of the completion of our evaluation and testing, the timing of any remediation actions that may be required or the impact these may have on our operations. Furthermore, there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other SOX requirements, we might become subject to sanctions or investigation by regulatory authorities such as the Securities and Exchange Commission or any securities exchange on which we may be trading at that time, which action may be injurious to our reputation and affect our financial condition and decrease the value and liquidity of our securities, including our common stock.

Our auditors identified material weaknesses in our internal controls over financial reporting as of September 30, 2008 and September 30, 2007.  Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately report our financial results.

In connection with its audit of our financial statements, our external auditors, UHY LLP, advised us that they were concerned that as of and for the years ended September 30, 2008 and September 30, 2007, our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. This control deficiency contributed to material weaknesses in internal control with respect to accounting for revenue recognition, equity and acquisitions. A “material weakness” is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the financial statements or related disclosures will not be prevented or detected.

During the fiscal years ended September 30, 2007 and September 30, 2008, we created or enhanced several new positions in our Company, including our controller and a vice-president level, with specific responsibilities for external financial reporting, internal control, revenue recognition and purchase accounting.  We estimate that the annual cost of the new positions referred to above will be between $300 thousand and $350 thousand.  In addition, we expect to incur significant additional costs in the future.

While we expect to complete the process of bringing our internal control documentation into compliance with SOX Section 404 as quickly as possible, we cannot at this time estimate how long it will take to complete the process or its ultimate cost.  We expect such costs to be significant.

We face intense and growing competition, which could result in price reductions, reduced operating margins and loss of market share.

We operate in a highly competitive marketplace and generally encounter intense competition to create and maintain demand for our services and to obtain service contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The market for our products, i.e., Web development services, content management products, asset management products, e-Training products, foundations management products, and Web analytics are competitive and rapidly changing, and barriers to entry in such markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which may result in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

The Web development/services market is highly fragmented with a large number of competitors and potential competitors. Our primary public company competitors are Web.com, Omniture, Cognizant Technology Solutions, and Vignette. We also face competition from customers and potential customers who develop their own applications internally. We also face competition from potential competitors that are substantially larger than we are and who have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share which could reduce our market share and decrease our revenues.

Increasing government regulation could affect our business and may adversely affect our financial condition.

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt laws and regulations applicable to our business. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance. If such a decline occurs, companies may choose in the future not to use our products and services. Any new laws or regulations in the following areas could affect our business:

•	user privacy;
•	the pricing and taxation of goods and services offered over the Internet;
•	the content of Websites;
•	copyrights;
•	consumer protection, including the potential application of “do not call” registry requirements on customers and consumer backlash in general to direct marketing efforts of customers;
•	the online distribution of specific material or content over the Internet; or
•	the characteristics and quality of products and services offered over the Internet.

Because competition for highly qualified personnel is intense, we might not be able to attract and retain the employees we need to support our planned growth.

We will need to increase the size and maintain the quality of our sales force, software development staff and professional services organization to execute our growth plans. To meet our objectives, we must attract and retain highly qualified personnel with specialized skill sets. Competition for qualified personnel can be intense, and we might not be successful in attracting and retaining them. Our ability to maintain and expand our sales, product development and professional services teams will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to, and the specific needs of, our target customers. For these reasons, we have experienced, and we expect to again experience in the future, challenges in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition to hiring services personnel to meet our needs, we may also engage additional third-party consultants as contractors, which could have a negative impact on our financial results. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our products and services, and we could experience a shortfall in revenue and not achieve our planned growth.

Item 2.   Description of Properties

Our headquarters are located twelve miles north of Boston, Massachusetts at 10 Sixth Road, Woburn, Massachusetts 01801.This office also serves as our New England business unit. The following table lists our offices, all of which are leased:

Location	Address	Size
Woburn, Massachusetts	10 Sixth Road Woburn, Massachusetts 01801	9,335 square feet, professional office space
New York, New York	104 West 40th Street New York, New York 10018	4,400 square feet, professional office space
Arlington, VA	4,300 Wilson Boulevard Arlington, VA 22203	4,801 square feet, professional office space
Bangalore, India	71 Sona Towers, West Wing Millers Rd., Bangalore 560 052	7,800 square feet, professional office space
Norcross, Georgia	5555 Triangle Parkway Norcross, Georgia 30092	8,547 square feet, professional office space
Chicago, Illinois	30 N. LaSalle Street, 20th Floor Chicago, IL 60602	4,880 square fee, professional office space
Cleveland, Ohio	2077 East 4th Street, 2nd Floor Cleveland, OH 44115	5,705 square fee, professional office space
Minneapolis, Minnesota	800 Washington Ave. North Ste 500 Minneapolis, MN 55402	1,560 square fee, professional office space
Denver, Colorado	410 17th Street, Suite 600 Denver, CO 80202	12,270 square fee, professional office space

In fiscal 2006, we also assumed a lease in conjunction with an acquisition for professional office space located in Cambridge, Massachusetts.  Shortly after completing the acquisition, the operations were consolidated into our Woburn, Massachusetts location and we commenced subleasing this facility effective January 15, 2007.

Item 3.   Legal Proceedings

From time to time we are subject to ordinary routine litigation and claims incidental to our business.  As of September 30, 2008, Bridgeline Software is not engaged with any material legal proceedings.

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

Year Ended September 30, 2008	High	Low

Fourth Quarter	$2.48	$1.18
Third Quarter	3.66	2.25
Second Quarter	3.65	2.45
First Quarter	4.34	3.00

Year Ended September 30, 2007	High	Low

Fourth Quarter	$5.09	$2.58
Third Quarter	5.05	4.30

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our shareholders in the near future. As of December 22, 2008, our common stock was held by approximately 113 shareholders of record.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following summarizes all sales of our unregistered securities during the fiscal year ended September 30, 2008. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes.

Acquisitions

Tenth Floor, Inc. - The acquisition of Tenth Floor, Inc. closed on January 31, 2008.  At that time, we issued an aggregate of 639,948 shares of our common stock to the four stockholders of Tenth Floor as partial consideration in our acquisition.

Indigio Group, Inc. – The acquisition of Indigio Group, Inc., Inc. closed on July 1, 2008.  At that time we issued an aggregate of 1,127,810 shares of our common stock to the eighteen stockholders of Indigio as partial consideration in our acquisition.

The securities issued as consideration in our acquisitions were issued to U.S. investors in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Contingent Consideration

Objectware, Inc.. -  In conjunction with the earn-out provision of the merger agreement, we issued 65,657 shares of our common stock to the sole stockholder of Objectware as contingent consideration payments.

The securities issued as contingent consideration in our acquisition of Objectware were issued to U.S. investors in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Warrants

In the fiscal year ended September 30, 2008, we issued 160,000 shares of our common stock pursuant to the exercise of outstanding warrants.

The shares of common stock issued upon exercise of such warrants were issued in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Options

In the fiscal year ended September 30, 2008, we issued 6,667 shares of our common stock pursuant to the exercise of vested stock options.  In the fiscal year ended September 30, 2008, we granted options to purchase equity shares on the following dates and amounts:

Date	Number	Exercise Price

October 26, 2007	336,000	$3.69
January 2, 2008	6,800	$3.22
April 18, 2008	110,500	$2.50
July 1, 2008	42,000	$2.40
July 25, 2008	15,000	$2.20
August 19, 2008	313,000	$1.76

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

Item 6.   Management’s Discussion and Analysis or Plan of Operation

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including  our limited operating history, our history of operating losses, our ability to continue to grow sales, the acceptance of our products, our ability to deliver services efficiently, growing competition, our ability to find, make and efficiently integrate acquisitions, our ability to leverage our existing cost structure as acquisitions are completed and our dependence on our management team and key personnel.  These and other risks are more fully described herein and in our other filings with the Securities and Exchange Commission.

This section should be read in combination with the accompanying audited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview:

Founded in 2000, Bridgeline Software, Inc. (Bridgeline or the Company) is a developer of web application management software and award-winning web applications that help organizations optimize business processes.  Our software and services are designed to assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

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

Our marketing and selling efforts focus on medium-sized business and large business. These businesses are typically in six vertical markets:  Financial services, life sciences, high technology, foundations, professional sports management and transportation and storage.  We have professional direct sales management in eight geographic specific locations in the United States.  They are in the metropolitan Atlanta, Boston, Chicago, Cleveland, Denver, Minneapolis, New York and Washington DC areas.

In fiscal 2008, approximately 61% of our customer base paid Bridgeline Software a monthly subscription fee or a monthly managed service fee.  In fiscal 2008 approximately 57% of our total revenue was from existing customers demonstrating a deep customer traction model.  The majority of our revenue in 2008 was driven from our application development services.

Bridgeline Software plans to expand its distribution of iAPPS® and its web application development services throughout North America.  Due to the high-touch nature of our sales process and delivery requirements, we believe local staff is required in order to maximize market-share results.

We believe the Web application development market in North America is growing and is fragmented. We believe established yet small Web application development companies have the ability to market, sell and install our iAPPS®  web application management software in their local metropolitan markets.  In addition, we believe these companies also have a customer base and a niche presence in the local markets in which they operate. We believe there is an opportunity for us to acquire multiple companies that specialize in Web application development and are based in other large North American cities.  We believe that by acquiring certain of these geographic specific companies and applying our business practices and efficiencies, we can accelerate our time to market in areas other than those in which we currently operate.

Our expansion strategy led us to the recent acquisitions of Tenth Floor, Inc. (“Tenth Floor”) in Cleveland and Minneapolis and Indigio Group, Inc. (“Indigo”) in Denver.  We now have a geographical presence in eight areas in the United States and expect to make additional expansion acquisitions over the next twenty-four months.

Fiscal 2008 marked yet another milestone for Bridgeline.  We achieved record revenues of $21.3 million for the year, a 91% increase over fiscal 2007.  In addition, we achieved record earnings before interest, taxes, depreciation and amortization (“EBITDA”) and before stock compensation and impairment of goodwill and intangible assets of $1.2 million, an improvement of $1.5 million or 525% over fiscal 2007.  A reconciliation of net Income to EBITDA for the fiscal year is included below under Results of Operations.  This improved performance came during a year in which we completed two acquisitions and started the integration of each while our existing business experienced growth in sales.  A more detailed discussion is contained below.

There are a number of items that affect the comparison of fiscal 2008 to 2007.  These items include:

•	We completed the acquisition of Objectware, Inc. (“Objectware”) on July 5, 2007. The results for fiscal 2007 include approximately three months of results from this acquisition.
•	We completed the acquisition of Purple Monkey Studios, Inc. (“Purple Monkey”) on August 31, 2007. The results for fiscal 2007 include one month of results from this acquisition.
•	We completed the acquisition of Tenth Floor on January 31, 2008. The results for fiscal 2008 include eight months of results from this acquisition.
•	We completed the acquisition of Indigio on July 1, 2008. The results for fiscal 2008 include three month of results from this acquisition.
•
We increased our expenditures for research and development activities to develop our iAPPS® Analytics product during fiscal 2008 and enhanced our Content Management and Framework products.  We attained technical feasibility for our iAPPS® Analytics product in February 2008 and release version 2.1 of Content Manager in September 2008.

•	As a result of the annual review of the fair value of goodwill, we recorded a non-cash impairment charge of $9.8 million at September 30, 2008.

We regularly monitor a number of key metrics including revenue, gross profit margins, and expenses as a percentage of revenue and EBITDA (as defined above).   We also monitor and evaluate bookings.

Results of Operations
	2008	2007	Change $		Change %
Total revenue	$21,295	$11,151		$10,144	91%
Gross profit margin	10,990	6,131		4,859	79%
Loss from operations	(10,333)	(1,006)		(9,327)	(927)%
Net loss	$(10,309)	$(1,897)	$	(8,412)	(443)%
EBITDA	$1,255	$(239)		$1,494	525%

EBITDA Reconciliation:
	2008	2007

Net loss	$(10,309)	$(1,897)
Plus:
Interest expense	61	924
Depreciation	578	158
Amortization	672	244
Stock Compensation	425	332
Impairment of goodwill and intangible assets	9,828	—
EBITDA	$1,255	$(239)

Revenue:
Overall, revenue increased $10.1 million, or 91%, when compared to the same period one year earlier.  Acquisitions accounted for $3.4 million of this increase.  Excluding fiscal 2008 acquisitions, sales increased $6.8 million, or 67%.  Approximately $3.8M of this increase was attributable to incremental additional revenues in fiscal 2008 resulting from the acquisitions of Objectware and Purple Monkey which included only three months and one month of revenue, respectively in fiscal 2007.   Over 50% of our revenue came from existing customers, while the remainder came from new customers.  A detailed discussion of revenue is below.

Gross Profit Margin:
Gross profit margin increased $4.9 million or 79% as compared to the prior year, although gross profit margin as a percentage of revenues declined to 52% from 55% in fiscal 2007.  The increase in gross margin dollars is principally the result of increases in revenues.  The decrease in gross margin percentage is principally the result of a revenue mix of lower margin application development services and reduced billing rates inherited from our Indigo acquisition.  Our margins are impacted by several factors.  Our largest expense is our cost of direct labor.  To supplement full time staff, we utilize outside contractors from time to time.  In addition, our revenue is primarily from services.  As such, billable hours are an important factor that impacts our gross profit margin.  We use measures such as billable utilization to monitor this factor.  A discussion of gross margin by revenue source follows.

Sources of Revenue:
Revenue:	2008	2007	Change $	Change %
Application development services	$16,527	$8,659	$7,868	91%
Managed services	3,683	2,050	1,633	80%
Perpetual licenses and subscriptions	1,085	442	643	145%
Total	$21,295	$11,151	$10,144

Application Development Services:
Revenue from application development services increased $7.9 million, a 91% improvement from fiscal 2007.  Acquisitions of Tenth Floor, Inc. and Indigio Group, Inc. accounted for $2.0 million of the increase, and full year incremental revenues generated from Objectware and Purple Monkey in fiscal 2008 accounting for approximately $2.6 million of the increase.  Excluding the affect of these acquisitions, revenue increased $3.3 million.  Our growth came in a number of industries and customers.  First, revenue from existing customers accounted for more than 65% of the fiscal 2008 revenues from application development services.  We achieved a record year in sales, with sales from new customers of approximately $9.0 million in the current year.  Revenue from existing customers increased by approximately $1.9 million when compared to the same period one year earlier.  Four existing customers recorded annual increases in excess of $500 thousand each and $2.9 million in the aggregate offset by a decrease in revenue from one customer of $2.0 million as a result of this customers’ changing needs.  We continue to develop a diverse customer base with only one customer, Depository Trust Clearing Corporation, representing 6.8% of total revenues and no other customer representing greater than 5% of total revenues.  From an industry perspective, we have continued to see broad penetration of our services into multiple industries.  Our strongest presence is in the high technology, financial services, non profit industries and life sciences markets.  Of the revenue growth from new customers: high technology contributed $2.0 million; financial services contributed $912 thousand; non profit contributed $818 thousand; and life sciences contributed $376 thousand.  The remaining growth came from several other industries.

Managed Services:
Revenue from managed services increased $1.6 million, or 80% from the prior year.  Acquisitions accounted for $1.0 million of this increase.  Excluding acquisitions, managed services increased $633 thousand.  The growth is a net result of increases in revenues from over 330 existing customers offset principally by a decrease in revenues from one customer.  The average increase was approximately $4,800 per customer offset by a reduction from one customer of approximately $800 thousand.  The decrease from the one customer was largely due to the customer’s needs changing.   Bridgeline won several new engagements during the year that combined with a full year of managed services revenues resulting from recent acquisitions is expected to provide additional benefits in fiscal 2009.

Perpetual Licenses and Subscriptions:
Revenue from licenses and subscriptions increased $643 thousand from the prior year, or 145%.  This increase is largely attributable to $224 thousand in sales of perpetual license products and an increase in subscription revenues of $406 thousand.  The acquisition of Tenth Floor accounted for approximately $329 thousand of the subscription revenue growth.

 Gross Profit
	2008	2007	Change $	Change %
Application development services	$6,844	$4,101	$2,743	67%
Managed services	3,212	1,614	1,598	99%
Perpetual licenses and subscriptions	934	416	518	125%
Total	$10,990	$6,131	$4,859

Application Development Services:
Gross profit from application development services increased by $2.7 million, or 67%.  This represents a 41% gross profit margin in fiscal 2008, a decrease of 6% from margins achieved in fiscal 2007 of 47%.  This increase in gross margin dollars is attributable largely to the increase in sales.  Our application development services are primarily driven by salaries and wages and outside contractor costs.  Application development services revenue is driven by the number of billable hours on a project.  Thus, the increased revenue will generally correspond with a similar increase in costs and margins.  The decrease in gross profit margin as a percentage of sales in fiscal 2008 is principally attributable to three large engagements completed in fiscal 2008 that included implementation of our new licensed products where our costs significantly exceeded our estimates.  Exclusive of these engagements, our gross margin percentage derived from application development services remained consistent with the prior year.  We continue to seek margin improvements by utilizing our library of software code to gain efficiencies on engagements where the fee is fixed or when billable hours exceed our estimates without increasing headcount.  Margin improvements can also come from increased hourly rates at a rate greater than the increase to costs.  To encourage this behavior, we use incentive plans that award those performing application services when their billable hours exceed stated goals.  Our workforce is largely salaried and as such, increases in billable hours do not result in significant increases to our cost basis.  We believe that this and other similar programs will help to improve margins in subsequent years.

Managed Services:
Gross profit increased by $1.6 million, or 99%.  This represents an 87% gross profit margin for fiscal 2008, which is an increase of 8% from gross profit margins attained in fiscal 2007 of 79%.   The primary costs associated with managed services revenues are principally the direct third party costs of our co-managed network operation centers (NOCs).  As a result of the acquisition of Tenth Floor and Indigio, our total number of NOCs increased from two to four as of September 30, 2008.  The increase in costs attributable to the additional NOCs was offset by increases in managed services revenues derived from those locations thus resulting in our ability to increase margins.  Our current facilities have capacity and can be expanded with our growth in revenue without adding substantial costs.  We are also evaluating the feasibility of consolidating one or more of our NOC locations which may allow us to improve margins as we continue to grow this revenue source.  Our other costs for managed services include wages for retained professional services.  Margin improvements in retained professional services are achieved when the amount of services is below the estimated levels included in the “use it or lose it” agreements.

Perpetual Licenses and Subscriptions:
Gross profits from perpetual licenses and subscriptions increased $518 thousand or 125% from the prior year.  In fiscal 2008, gross profit margins were 86%, compared to 94% in fiscal 2007.  Costs for the subscription revenue include a share of the cost of our NOCs and the costs to maintain our software products.  During fiscal 2008, we added an additional product line sold via subscription as a result of our acquisition of Tenth Floor.  However, we continued to shift our efforts from maintaining the current and acquired on-demand software products sold through subscriptions and began selling our new product, iAPPS. Costs associated with maintaining the legacy products and costs incurred from operating additional NOC locations resulted in a lower gross profit margin on licensing and subscription revenues in fiscal 2008 compared to the previous year.  We plan to begin migrating customers to our new product platform from our legacy products over the next eighteen months which may reduce the cost of maintaining those products and result in increased margins.  In addition, we are evaluating the feasibility of consolidating multiple NOCs, thus reducing the cost of hosting for the subscription revenues.

Loss from Operations

Included in the loss from operations are costs for sales and marketing, general and administrative expenses, research and development expenses, depreciation and amortization and impairment of goodwill and intangible assets.  Overall, loss from operations before impairment decreased $501 thousand, a 99% improvement.  This reduction in loss from operations before impairment is principally a result of an increase in gross profits generated from increased sales in fiscal 2008 compared to fiscal 2007.  Sales and marketing expenses remained relatively unchanged as a percentage of sales at 30% in fiscal 2008 versus 31% in fiscal 2007, but general and administrative expenses as a percentage of sales decreased to 17% in fiscal 2008 compared to 22% in fiscal 2007 as we were able to leverage our existing infrastructure in information technology and finance while supporting the growth in revenue.  Depreciation and amortization expense increased to 5% of sales in fiscal 2008 compared to 3% in the prior year primarily resulting from increases in purchases of capital equipment to support our growth and additional fixed assets acquired in the acquisitions of Tenth Floor and Indigio.  Research and development expenses decreased to 3% of sales in fiscal 2008 compared to 7% in fiscal 2007 principally the result of the capitalization of approximately $397 thousand of software development costs in accordance with SFAS No. 86, Accounting for the

Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”).   A brief discussion of each component follows.

Sales and Marketing Expenses
Sales and marketing expenses increased $2.8 million, or 80%, when compared to fiscal 2007.  We look at sales and marketing as a percentage of sales.  For fiscal 2008, sales and marketing represented 30% of sales, compared to 31% in fiscal 2007.  The improvement as a percentage of sales is largely due to our ability to leverage our existing infrastructure as sales increase.  We have established a number of incentives and goals for each salesperson to encourage this behavior.  We believe that the increased sales volume and our current sales run rate will allow this percentage to continue to decrease into fiscal 2009. On an absolute dollars basis, the increase is sales and marketing expenses is largely due to increased marketing expenses and increased sales force headcount in fiscal 2008.  During fiscal 2008, we sponsored a number of seminars adding to the marketing expenses when compared to fiscal 2007.  The remaining increase in marketing expenses is due to the increase in headcount in marketing.  Other sales expenses increased as a result of the increased sales, such as commissions.

General and Administrative Expenses
General and administrative expenses increased $1.0 million, or 42%, when compared to the same period in fiscal 2007.  This increase is due to several factors.  In fiscal 2008, we incurred additional travel, legal, accounting, consulting and professional fees associated with operating as a public company, which represented approximately $291 thousand of the increase.  In addition, our payroll expenses increased due to salary increases and additional headcount at our corporate offices.  We hired additional personnel during fiscal 2008 primarily in our accounting function when compared to fiscal 2007.  As of September 30, 2008, we believe that there are limited needs to hire additional personnel in corporate and that the infrastructure can absorb additional acquisitions without additional administrative personnel.  Total payroll and benefits increased in fiscal 2008 by $543 thousand from fiscal 2007.

Research and Development:
Expenses for research and development decreased $172 thousand in fiscal 2008 compared to the prior year net of capitalization of software development costs of approximately $397 thousand.  Inclusive of the capitalized costs, research and development spending in fiscal 2008 totaled $1.0 million compared to $791 thousand in fiscal 2007, an increase of $225 thousand or 28%.  The increase in total spending during fiscal 2008 was incurred to develop our new on-demand software products, iAPPS Framework, iAPPS Content Manager and iAPPS Analytics.  The majority of our spending is in our India location.  We believe that the quality of the developers, coupled with the cost factors, has allowed us to spend considerably less than if this product has been developed solely in the U.S.  We plan to continue investing in research and development as we develop new eCommerce and eMarketing products on our iAPPS platform over the next twenty-four months along with additional releases and enhancements to our current iAPPS product offerings.

Depreciation and Amortization
The increase in depreciation and amortization of $682 thousand during fiscal 2008, a 185% increase, is largely attributable to the additional depreciation and amortization expense associated with acquisitions.  In July and August of 2007, we made two acquisitions.  The current year includes a full year of depreciation and amortization associated with the assets acquired as compared to three and one months, respectively in fiscal 2007 resulting in an increase of $292 thousand.  During the current year, we made two acquisitions and began depreciating and amortizing the acquired assets.  This resulted in an increase of $207 thousand to amortization and depreciation expense when compared to fiscal 2007.  In addition, during fiscal 2008 we invested in equipment for our NOCs.  The remaining increase is attributable the timing of fixed asset expenditures.

Impairment of Definite-Lived Intangible Assets and Goodwill
Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and certain intangible assets are deemed to have indefinite lives and are no longer amortized, but are reviewed at least annually for impairment. In the fourth quarter of fiscal 2008, we completed our annual impairment test and as a result of the present environment impacting our business and results and an overall decline in organic revenue growth in the second half of fiscal 2008, combined with a material decline of our stock price since September 30, 2007, we determined that it had identified an impairment triggering event. Therefore, we engaged an independent third party to assist us in the review of the carrying value of our goodwill and definite-lived intangible asset balances for possible impairment in accordance with the provisions of SFAS No. 142.  We evaluated the results of fair value derived utilizing four standard valuation techniques: discounted cash flow (Income Approach); guideline public companies method (Market Approach); direct market data approach (“DMD”) for mergers and acquisitions (Market Approach); and direct market data approach for public market capitalization (Market Approach).  These methods considered valuation inputs from all three levels of valuation (Level 1, Level 2 and Level 3) described in SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). In accordance with the provisions of SFAS No. 142 and SFAS No. 157 we placed significant weighting in our evaluation of fair value derived using the Direct Market Data Method as this result utilized the Level 1 input - our quoted stock price in an active market, and was afforded the highest consideration.  Accordingly, the fair values derived under the other three methods utilizing Level 2 and Level 3 inputs were allocated significantly less weighting. The review for impairment indicated that the carrying value goodwill was impaired as of September 30, 2008.  Based upon the results of the valuation techniques utilized, we recognized an impairment charge of $9.8 million for the fiscal year ended September 30, 2008.

For the definite-lived intangible asset impairment review, we compared the carrying value of the intangible assets against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. Based upon the results, we recognized an impairment charge of $76 thousand related to certain customer relationships, non-compete agreements and trade names.

For the goodwill impairment evaluation, we are required to perform a second step of the goodwill impairment test, used to measure the amount of impairment loss that compares the implied fair value of our one reporting unit goodwill with the carrying amount of that goodwill.  We expect to complete this analysis in our first quarter of fiscal 2009.

Liquidity and Capital Resources

We have historically funded our operations principally through issuances of equity and short-term debt.  We believe that our operations will generate positive cash flows as our revenues increase. During fiscal 2008, our operations used $387 thousand in cash, compared to $1.0 million in fiscal 2007.  The reduction in cash used in operations is primarily attributable to our reduction in net losses before impairment charges in fiscal 2008 when compared to fiscal 2007.  During 2008, we completed two acquisitions for a cash use of $1.8 million.  In September 2008, we received cash proceeds of $1.0 million from our bank line of credit, which we repaid in full in October 2008. In December 2008, the bank line of credit was amended, increasing the available credit up to the lesser of (a) $3.0 million and (b) 80% of eligible accounts receivable, subject to specified adjustments. We also used cash to fund capital expenditures of $980 thousand and contingent acquisition payments of $528 thousand, and expended $397 thousand in software development costs that were capitalized in accordance with SFAS No. 86. As of September 30 2008, we have $1.9 million in cash available for operations.

As of September 30, 2008, as part of acquisitions completed, we have remaining contingent acquisition obligations to the prior entities’ shareholders which are to be paid in cash up to a maximum of $2.1 million, $1.9 million, $793 thousand and $330 thousand for the fiscal years ending September 30, 2009, 2010, 2011 and 2012, respectively, provided that the contingent results are achieved.   The contingent acquisition obligations are based primarily on the achievement sales targets and positive EBITDA, as defined in the acquisition agreements.

Cash Flows

Working Capital

At September 30, 2008, we had working capital of $2.2 million.  We define working capital as current assets less current liabilities.  We had receivables of $4.0 million. This compares to $2.9 million in receivables at September 30, 2007. The level of trade receivables at September 30, 2008 and September 30, 2007 represented approximately 48 and 64 days of revenues, respectively. Our receivables can vary dramatically due to overall sales volumes, the timing of implementation of services, receipts from large customers, and other contract payments. Unbilled receivables at September 30, 2008 increased $1.2 million from September 30, 2007 principally due to increases in revenues and the timing of billing in accordance with stated contract terms and acquisitions during the year.

Investing Activities

Net cash used in investing activities was $3.7 million in fiscal 2008, compared to $5.1 million in fiscal 2007.  In fiscal 2008, we used $1.8 million in cash for the acquisitions of Tenth Floor and Indigio.  We also spent $980 thousand in capital expenditures and expended $397 thousand in software development costs that were capitalized in accordance with SFAS No. 86. During fiscal 2008, we continued to invest in our network operation centers to support the existing software as a service business and to position the network operation centers for future growth with the introduction of iAPPS.  The remaining cash was expended on contingent acquisition obligations, totaling $528 thousand.

Financing Activities

Net cash provided by financing activities was $800 thousand for fiscal 2008, compared to $10.7 million in fiscal 2007.  As noted above, the Company received proceeds from the bank line of credit of $1.0 million and repaid obligations under capital equipment leases of $202 during fiscal 2008. The cash flows from financing activities in fiscal 2007 were principally attributable to the net proceeds received from our initial public offering.

Capital Resources and Liquidity Outlook

We believe that our operations will generate positive cash flows sufficient to cover any requirements for capital expenditures during fiscal 2009.  We believe that cash requirements for capital expenditures will be approximately $600 thousand during fiscal 2009.  We believe operating cash flows will be used to fund these expenditures.  Funds required for acquisitions, if any, and investments in research and development will be funded from the remaining cash flows from operations and our bank line of credit.

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

The following summarizes our long-term contractual obligations as of September 30, 2008:
(in thousands)
	FY 09	FY 10	FY 11	FY 12	FY 13	FY 14	Totals
Payment Obligations by Year
Bank line of credit	$1,000	$—	$—	$—	$—	$—	$1,000
Operating leases (A)	1,238	1,114	998	640	334	211	4,535
Capital lease obligations	130	90	55	12	—	—	287
Contingent acquisition payments (B)	2,054	1,932	793	330	—	—	5,109

Total	$4,422	$3,136	$1,846	$982	$334	$211	$10,931

(A)	Net of sublease income
(B)	The contingent acquisition payments are maximum potential earn-out consideration payable to the former owners of the acquired companies. Amounts actually paid may be less.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Consolidated Financial Statements, that were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly make estimates and assumptions that affect the reported amounts of assets and liabilities. The most significant estimates include our valuation of accounts receivable and long-term assets, including intangibles and deferred tax assets, amounts of revenue to be recognized on service contracts in progress, unbilled receivables, and deferred revenue. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	Allowance for doubtful accounts;
•	Accounting for Cost of Computer Systems to be Sold, Leased or Otherwise Marketed;
•	Revenue recognition;
•	Accounting for goodwill and other intangible assets; and
•	Accounting for stock-based compensation.

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

Accounting for Cost of Computer Systems to be Sold, Leased or Otherwise Marketed.   We charge research and development expenditures for technology development to operations as incurred.  However, in accordance with SFAS No. 86, we capitalize certain software development costs subsequent to the establishment of technological feasibility.  Once the product is available for general release, the capitalized costs are amortized in cost of sales.  Based on our product development process, technological feasibility is established upon completion of a working model. Certain costs incurred between completion of a working model and the point at which the product is ready for general release are capitalized if significant.

Revenue Recognition. Substantially all of our revenue is generated from three activities: Application Development Services, Managed Services, and Perpetual Licenses and Subscriptions.  We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), Emerging Issues Task Force Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”) and related interpretations. Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred or the services have been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is reasonably assured. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

Application Development Services

Application development services include professional services primarily related to the Company’s Web development solutions that address specific customer needs such as information architecture and usability engineering, interface configuration, application development, rich media, e-Commerce, e-Learning and e-Training, search engine optimization, and content management. Application development services engagements often include a hosting arrangement that provides for the use of certain hardware and infrastructure, generally at one of our network operating centers.  As described further below, revenue for these hosting arrangements is included in managed services. Application development services engagements that include hosting arrangements are accounted for as multiple element arrangements as described below under “Multiple-Element Arrangements.”

For application development services engagements sold on a stand alone basis, revenue is recognized in accordance with SAB 104.  Application development services are contracted for on either a fixed price or time and materials basis.  For its fixed price engagements, we apply the proportional performance model to recognize revenue based on cost incurred in relation to total estimated cost at completion. We have determined that labor costs are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input when providing application development services. Customers are invoiced monthly or upon the completion of milestones. For milestone based projects, since milestone pricing is based on expected hourly costs and the duration of such engagements is relatively short, this input approach principally mirrors an output approach under the proportional performance model for revenue recognition on such fixed priced engagements.  For time and materials contracts, revenues are recognized as the services are provided.

Application development services are often sold as part of multiple element arrangements wherein perpetual licenses for our software products, retained professional services, hosting and/or subscriptions are provided in connection with application development services engagements.  Our revenue recognition policy with respect to these multiple element arrangements is described further below under the caption “Multiple Element Arrangements.”

Managed Services

Managed services primarily include on-going retained professional services, hosting services, and post contract customer support services (“PCS”).

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

Hosting arrangements provide for the use of certain hardware and infrastructure, generally at one of our network operating centers.  The majority of the customers under contractual hosting arrangements have been previous application development services customers. Set-up costs associated with hosting arrangements are not significant and when charged are recognized ratably over the expected period of performance, generally twenty-four months.  Hosting agreements are typically month-to-month arrangements that provide for termination for convenience by either party generally upon 30-days notice.  Revenue is recognized monthly as the hosting services are delivered.   As described below, hosting revenues associated with our subscriptions are included in perpetual licenses and subscriptions revenue.

Retained professional services are sold on a stand-alone basis or in multiple element arrangements with application development services and, occasionally, subscriptions.  Hosting services are typically sold in connection with application development services but also may be sold on a stand-alone basis.   Our revenue recognition policy with respect to multiple element arrangements is described further below under the caption “Multiple Element Arrangements.”

PCS includes a provision for unspecified product upgrades, error or bug fixes, and telephone and online support during our normal business hours.  Revenue for PCS sold separately is recognized ratably on a straight-line basis over the period of performance, typically twelve months.  Vendor specific objective evidence of fair value (“VSOE”) is established for PCS and is based on the price of PCS when sold separately, which has been established via annual renewal rates and is a consistent percentage of the stipulated software license fee.  Revenue recognition for PCS sold as part of a multiple element arrangement is described further below under the caption “Multiple Element Arrangements.”

Perpetual Licenses and Subscriptions

We license our software on a perpetual and subscription basis. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period.  For arrangements that consist of a perpetual license and PCS, the PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized on a residual basis in accordance with AICPA SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, the fair value of the undelivered elements are deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met.  Revenue recognition for perpetual licenses sold as part of a multiple element arrangement is described further below under the caption “Multiple Element Arrangements.”

Customers also license our software on a subscription basis, which can be described as “Software as a Service” or “SaaS”.  SaaS is a model of software deployment where an application is hosted as a service provided to customers across the Internet.  Subscription agreements include access to the Company’s software application via an internet connection, the related hosting of the application, and PCS.  Customers receive automatic updates and upgrades, and new releases of the products as soon as they become available.  Subscription agreements are generally month-to-month arrangements that provide for termination for convenience by either party upon 30 to 45 days notice.  Revenue is recognized monthly as the services are delivered. Any up front set-up fees are amortized over 24 months.  We have concluded that our Subscription Agreements are outside the scope of SOP 97-2 since the software is only accessible through a hosting arrangement with us and the customer cannot take possession of the software.  Revenue recognition for Subscriptions sold as part of a multiple element arrangement is described further below under the caption “Multiple Element Arrangements.”

Multiple Element Arrangements

As described above, application development services are often sold as part of multiple element arrangements.  Such arrangements may include delivery of a perpetual license for our software products at the commencement of an application development services engagement or delivery of retained professional services, hosting services and/or subscriptions subsequent to completion of such engagement, or combinations thereof.  In accounting for these multiple element arrangements, we follow SOP 97-2 or EITF 00-21, as applicable. As described further below, we have concluded that each element can be treated as a separate unit of accounting when following EITF 00-21.

When we license our software on a perpetual basis in a multiple element arrangement that also includes application development services and PCS, VSOE of each element is considered.  VSOE is established for PCS and is based on the price of PCS when sold separately, which has been established via annual renewal rates.  Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis.  We have not established VSOE for perpetual licenses or fixed priced application development services and therefore in accordance with SOP 97-2, when perpetual licenses are sold in a multiple element arrangement including application development services where VSOE for the services has not been established, the license revenue is deferred and recognized under the proportional performance model along with the associated application development services.  For the fiscal year ended September 30, 2008 we have recognized revenues of $224 thousand for perpetual licenses.   In determining VSOE for the application development services element, the separability of the application development services from the software license and the value of the services when sold on a standalone basis is considered.  We also consider the categorization of the services, the timing of when the services contract was signed in relation to the signing of the perpetual license contract and delivery of the software, and whether the services can be performed by others.  We have concluded that its application development services are not required for the customer to use the product but, rather enhance the benefits that the software can bring to the customer.  In addition, the services provided do not result in significant customization or modification of the software and are not essential to its functionality, and can also be performed by the customer or a third party.  If an application development services arrangement does qualify for separate accounting, we recognize the perpetual license on a residual basis.  If an application development services arrangement does not qualify for separate accounting, we recognize the perpetual license under the proportional performance model as described above.

When subscription arrangements are sold with application development services, we follow EITF 00-21 and have concluded that each element can be treated as a separate unit of accounting.  In determining separability, the timing of the commencement of the subscription period to the services delivery is considered.  If the subscription period begins after the services delivery then we generally recognize the services as delivered and then commences revenue recognition for the subscription after the services have been delivered.  To date, all subscription periods have commenced after the services delivery.  If the application development services arrangement does not qualify for separate accounting, the application development services revenues and related costs are deferred and recognized over the subscription period.  Subscriptions also include a PCS component, and we have determined that the two elements cannot be separated and must be recognized as one unit over the applicable service period.

 Customer Payment Terms

Our payment terms with customers typically are “due upon receipt” or “net 30 days from invoice”. Payments terms may vary by customer but in generally do not exceed 45 days from invoice date. For Application Development Services, we typically invoice project deposits of between 20% and 33% of the total contract value which we record as deferred revenue until such time the related services are completed. Subsequent invoicing for Application Development Services is either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoicing for subscriptions and hosting are typically issued monthly and are generally due upon invoice receipt. Our agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise concerns over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

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

In the fourth quarter of fiscal 2008, we completed our annual impairment test and as a result of the present economic environment impacting our business and results, an overall decline in organic revenue growth in the fourth quarter of fiscal 2008, and a material decline of the trading price of our common stock since June 30, 2008, we determined that we had identified an impairment triggering event. Therefore, we engaged an independent third party to assist us in the review of the carrying value of goodwill and our definite-lived intangible asset balances for possible impairment in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), respectively.

In our review of the carrying value of the goodwill and intangible assets we determined the fair value of our single reporting unit using the Income Approach, or more specifically the Discounted Cash Flow Method, the Market Approach, utilizing both the Guideline Company Method and the Comparable Transaction Method, and the Direct Market Data Method, determining the fair value based on active market data at September 30, 2008.  The review for impairment indicated that the carrying value of both the goodwill and intangible assets was impaired as of September 30, 2008).  In accordance with SFAS No. 157, our evaluation considered inputs from all three levels of hierarchy (Level 1, Level 2 and Level 3).  In accordance with the provisions of SFAS No. 142 and SFAS No. 157 we placed significant weighting in our evaluation of fair value derived using the Direct Market Data Method (i.e. market capitalization) as it involves the use of a Level 1 input – the value of our stock in an active market, and therefore is afforded the highest consideration.  Accordingly, the fair values derived utilizing the other three methods based on Level 2 and Level 3 inputs were allocated significantly less weighting.  We also considered the impact of the current economic recession on our fourth quarter revenues and the 52% decline in our stock price since June 30, 2008.  Based upon the results of the valuation techniques utilized, we recognized an impairment charge of $9.8 million for the fiscal year ended September 30, 2008 related to carrying value of goodwill.

As a final requirement to the goodwill impairment evaluation, the amount of impairment is to be allocated to the assets and liabilities of the applicable business units acquired based on implied fair value of each acquired unit’s assets with the carrying amount of those assets, including goodwill.  We expect to complete this analysis in its first fiscal quarter of 2009.

Stock-Based Compensation

At September 30, 2008, we maintained two stock-based compensation plans which are more fully described in Note 9.

Effective October 1, 2006, the Company adopted the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations.  SFAS 123(R) requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values. In addition, we have applied the provisions of the SEC’s Staff Accounting Bulletin No.107 in our accounting for Statement 123R.  In adopting SFAS 123(R), the Company applied the modified prospective approach to transition.  Under the modified prospective approach, the provisions of SFAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date.

As required by SFAS 123(R), we recognize stock-based compensation expense for share-based payments issued or assumed after October 1, 2006 that are expected to vest.  For all share-based payments granted or assumed beginning October 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years.  Upon adoption of SFAS 123 (R), we are required to recognize the fair value of the unvested portion of share-based payments granted prior to October 1, 2006 over the remaining service period, net of estimated forfeitures.  In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates.  Stock-based compensation expense recorded using an estimated forfeiture rate is updated for actual forfeitures quarterly.  We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate.  We are required to estimate the stock awards that we ultimately expect to vest and to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period.  Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ.  In addition, to the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest, and such true-ups could materially affect our operating results.

We estimate the fair value of employee stock options using the Black-Scholes-Merton option valuation model (the “Model”).  The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options.  The risk-free interest rate assumption we use is based upon United States treasury interest rates appropriate for the expected life of the awards.  We use the historical volatility of our publicly traded options in order to estimate future stock price trends.  In order to determine the estimated period of time that we expect employees to hold their stock options, we have used historical rates of employee turnover by job classification.  Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

Prior to the Company’s initial public offering in June 2007, the fair value of the Company’s common stock was generally determined using the weighted average of three customary valuation techniques: the discounted cash flow method, the market approach, and the guideline public company method.  The Company believes that a weighted average of these three techniques is the most reasonable approach to the valuation of our stock for this period.  The Company believed that a value market multiple of comparable public companies based on market value of invested capital to revenues provides an objective basis for measuring its fair market value.  Accordingly, the Company placed the highest weighting on this factor in its analysis.

We record deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.  Because the deferred tax assets we record are based upon the stock-based compensation expenses in a particular jurisdiction, the aforementioned inputs that affect the fair value of our stock awards also indirectly affect our income tax expense.  In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, such shortfalls reduce our pool of excess tax benefits.  If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense.  Our pool of excess tax benefits is computed in accordance with the alternative transition method as prescribed under FASB Staff Position FAS 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.

To the extent we change the terms of our employee stock-based compensation programs or refine different assumptions in future periods such as forfeiture rates that differ from our estimates, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from what we have recorded in previous reporting periods.

In October 2008, the Board of Directors approved the modification of incentive option grants totaling approximately 1.6 million shares.  The effect of the modification was to adjust the exercise price of the applicable options to the fair value of the underlying common stock on the date of modification.  In addition, the vesting period on the applicable options was reset to the standard three year term set forth in our incentive stock option plan.  We estimated the fair value of the stock option modifications using the Model and will record additional stock-based compensation of approximately $181 thousand over the three year vesting period.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141 (“SFAS 141”), Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed in or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there will be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of this standard will impact any acquisitions completed by the Company in our fiscal 2010.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51.  The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We are currently evaluating the impact of the pending adoption of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued Statement No.161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  We are currently evaluating the impact of the pending adoption of SFAS 161 on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

Item 7.   Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bridgeline Software, Inc:

We have audited the consolidated balance sheets of Bridgeline Software, Inc. (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgeline Software, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
December 29, 2008
Boston, Massachusetts

BRIDGELINE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except per share data)

ASSETS	September 30,
	2008	2007
Current assets:
Cash and cash equivalents	$1,911	$5,219
Accounts receivable (less allowance for doubtful accounts of $380 and $101, respectively)	4,024	2,892
Unbilled receivables	1,576	355
Prepaid expenses and other current assets	529	192
Total current assets	8,040	8,658
Equipment and improvements, net	1,763	961
Definite-lived intangible assets, net	2,980	1,441
Goodwill, net of preliminary impairment charge of $9,752	10,725	14,426
Other assets	751	273
Total assets	$24,259	$25,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,000	$—
Capital lease obligations – current	105	76
Accounts payable	1,770	652
Deferred revenue	1,176	725
Accrued liabilities	1,860	1,266
Total current liabilities	5,911	2,719
Capital lease obligations, less current portion	139	146
Other long term liabilities	19	19
Total liabilities	6,069	2,884

Commitments and contingencies

Shareholders’ equity:
Preferred stock — $0.001 par value; 1,000,000 shares Authorized; none issued and outstanding	—	—
Common stock — $0.001 par value; 20,000,000 shares authorized: 10,665,533 and 8,648,950 shares issued and outstanding, respectively	11	9
Additional paid-in capital	34,647	28,908
Accumulated deficit	(16,369)	(6,060)
Accumulated other comprehensive income	(99)	18
Total shareholders’ equity	18,190	22,875
Total liabilities and shareholders’ equity	$24,259	$25,759

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except per share data)

	Year Ended September 30,
	2008	2007
Revenue:
Application development services	$16,527	$8,659
Managed services	3,683	2,050
Perpetual Licenses and subscriptions	1,085	442
Total revenue	21,295	11,151
Cost of revenue:
Application development services	9,683	4,558
Managed services	471	436
Perpetual Licenses and subscriptions	151	26
Total cost of revenue	10,305	5,020
Gross profit	10,990	6,131
Operating expenses:
Sales and marketing	6,294	3,488
General and administrative	3,531	2,489
Research and development	619	791
Depreciation and amortization	1,051	369
Impairment of definite-lived intangible assets	76	—
Impairment of goodwill	9,752	—
Total operating expenses	21,323	7,137
Loss from operations	(10,333)	(1,006)
Interest and other expense	(61)	(924)
Other income	85	33
Loss before income taxes	(10,309)	(1,897)
Income taxes	—	—
Net loss	$(10,309)	$(1,897)

Net loss per share:
Basic and diluted	$(1.09)	$(0.36)

Number of weighted average shares:
Basic and diluted	9,473,408	5,285,787

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (Dollars in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
		Par	Paid in	Accumulated	Comprehensive	Shareholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance, October 1, 2006	4,273,833	$4	$9,791	$(4,163)	$—	5,632
Stock based compensation	—	—	332	—	—	332
Exercise of stock options	27,831	—	26	—	—	26
Exercise of stock warrants and options	59,724	—	33	—	—	33
Issuance of common stock and options in connection with acquisitions	1,087,562	1	5,195	—	—	5,196
Issuance of common stock in initial public offering	3,200,000	4	13,531	—	—	13,535
Comprehensive loss
Net loss	—	—	—	(1,897)	—	(1,897)
Foreign currency translation adjustment	—	—	—	—	18	18
Total comprehensive loss	—	—	—			(1,879)
Balance, September 30, 2007	8,648,950	9	28,908	(6,060)	18	22,875
Stock based compensation	—	—	425	—	—	425
Exercise of stock options	6,667	—	—	—	—	—
Exercise of stock warrants	160,000	—	—	—	—	—
Issuance of common stock and options in connection with acquisitions	1,767,758	2	5,047	—	—	5,049
Issuance of common stock and options in connection with earnouts	82,158	—	267	—	—	267
Net loss	—	—	—	(10,309)	—	(10,309)
Foreign currency translation Adjustment	—	—	—	—	(117)	(117)
Total comprehensive loss	—	—	—	—	—	(10,426)
Balance, September 30, 2008	10,665,533	$11	$34,647	$(16,369)	$(99)	18,190

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
	Year Ended September 30,
Cash flows from operating activities:	2008	2007
Net loss	$(10,309)	$(1,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	578	244
Amortization of intangible assets	672	158
Amortization of debt discount and deferred financing fees	—	576
Stock based compensation	425	332
Gain on sale of assets	—	(1)
Impairment of goodwill and other intangible assets	9,828	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and unbilled receivables	(993)	(539)
Other assets	(560)	30
Accounts payable and accrued liabilities	124	422
Deferred revenue	(152)	(309)
Total adjustments	9,922	913
Net cash used in operating activities	(387)	(984)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,812)	(4,230)
Proceeds from sale of assets	—	15
Contingent acquisition payments	(528)	(455)
Software development expenditures	(397)	—
Equipment and improvements expenditures	(980)	(457)
Net cash used in investing activities	(3,717)	(5,127)

Cash flows from financing activities:
(Payments on)/proceeds from issuance of senior notes payable, net of deferred costs	—	(2,800)
Proceeds from issuance of common stock, net of $2,434 in fees	—	13,535
Proceeds from notes payable from shareholders	—	200
Proceeds from bank line of credit	1,000
Proceeds from exercise of stock options and warrants	—	59
Principal payments on capital leases	(202)	(54)
Principal payments on notes payable to shareholders	—	(200)
Net cash provided by financing activities	798	10,740

Effect of exchange rate changes on cash	(2)	(1)

Net (decrease)/increase in cash	(3,308)	4,628
Cash and cash equivalents at beginning of period	5,219	591
Cash and cash equivalents at end of period	$1,911	$5,219

Supplemental disclosures of cash flow information:
Cash paid for interest	$54	$318

Non cash activities:
Issuance of common stock for acquisitions	$5,316	$5,196
Warrants issued in connection with equity and debt transactions	$—	$531
Purchase of capital equipment through capital leases	$71	$63

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

1.   Description of Business and Basis of Presentation

Description of Business

Bridgeline Software, Inc. (“Bridgeline” or the “Company”), was incorporated in Delaware on August 28, 2000. Bridgeline, operating as a single segment, is a developer of Web application management software and web applications.  Bridgeline’s web application management software products, iAPPS®, Base10® and Orgitecture™, are SaaS (software as a service) solutions that unify Content Management, Analytics, eCommerce, and eMarketing capabilities.  The Company’s in-house team of Microsoft®-certified developers specialize in web application development, information architecture, usability engineering, SharePoint development, rich media development, search engine optimization, and fully-managed application hosting.

The Company’s principal executive offices are located at 10 Sixth Road, Woburn, Massachusetts, and it maintains offices in New York, NY; Washington, D.C.; Atlanta, GA; Chicago, IL; Cleveland, OH, Minneapolis, MN, and in Denver, CO.  The Company also operates a wholly owned subsidiary, Bridgeline Software Pvt. Ltd, founded in 2003, as its software development center located in Bangalore, India. The Company maintains a website at www.bridgelinesw.com.

On June 28, 2007, the Company completed an equity offering of 3.2 million shares raising approximately $13.5 million in capital, net of fees.  The Company’s stock is traded under the ticker symbol BLSW on NASDAQ.  During fiscal 2008, the Company completed two acquisitions.  A further description of these transactions is contained in Note 3 below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its Indian subsidiary. All significant inter-company accounts and transactions have been eliminated.

2.   Summary of Significant Accounting Policies

Revenue Recognition

The Company enters into arrangements to sell services, software licenses or combinations thereof.  Revenue is generated from three activities: Application Development Services, Managed Services, and Perpetual Licenses and Subscriptions.

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

Application Development Services

Application development services include professional services primarily related to the Company’s Web development solutions that address specific customer needs such as information architecture and usability engineering, interface configuration, application development, rich media, e-Commerce, e-Learning and e-Training, search engine optimization, and content management. Application development services engagements often include a hosting arrangement that provides for the use of certain hardware and infrastructure, generally at the Company’s network operating center. As described further below, revenue for these hosting arrangements is included in Managed Services. Application development services engagements that include hosting arrangements are accounted for as multiple element arrangements as described below under “Multiple-Element Arrangements.”

For application development services engagements sold on a stand alone basis, revenue is recognized in accordance with SAB 104.  Application development services are contracted for on either a fixed price or time and materials basis.  For its fixed price engagements, the Company applies the proportional performance model to recognize revenue based on cost incurred in relation to total estimated cost at completion. The Company has determined that labor costs are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input when providing application development services. Customers are invoiced monthly or upon the completion of milestones. For milestone based projects, since milestone pricing is based on expected hourly costs and the duration of such engagements is relatively short, this input approach principally mirrors an output approach under the proportional performance model for revenue recognition on such fixed priced engagements.  For time and materials contracts, revenues are recognized as the services are provided.

Application development services are often sold as part of multiple element arrangements wherein perpetual licenses for the Company’s software products, retained professional services, hosting and/or subscriptions are provided in connection with application development services engagements.  The Company’s revenue recognition policy with respect to these multiple element arrangements is described further below under the caption “Multiple Element Arrangements.”

Managed Services

Managed services primarily include on-going retained professional services, hosting services, and post contract customer support services (“PCS”).

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

Hosting arrangements provide for the use of certain hardware and infrastructure, generally at the Company’s network operating centers.  The majority of the customers under contractual hosting arrangements have been previous application development services customers. Set-up costs associated with hosting arrangements are not significant and when charged are recognized ratably over the expected period of performance, generally twenty-four months.  Hosting agreements are typically month-to-month arrangements that provide for termination for convenience by either party generally upon 30-days notice.  Revenue is recognized monthly as the hosting services are delivered.   As described below, hosting revenues associated with the Company’s subscriptions are included in subscriptions revenue.

Retained professional services are sold on a stand-alone basis or in multiple element arrangements with application development services and, occasionally, subscriptions.  Hosting services are typically sold in connection with application development services but also may be sold on a stand-alone basis.   The Company’s revenue recognition policy with respect to multiple element arrangements is described further below under the caption “Multiple Element Arrangements.”

PCS includes a provision for unspecified product upgrades, error or bug fixes, and telephone and online support during the Company’s normal business hours.  Revenue for PCS sold separately is recognized ratably on a straight-line basis over the period of performance, typically twelve months.  Vendor specific objective evidence (“VSOE”) is established for PCS and is based on the price of PCS when sold separately, which has been established via annual renewal rates and is a consistent percentage of the stipulated software license fee.  Revenue recognition for PCS sold as part of a multiple element arrangement is described further below under the caption “Multiple Element Arrangements.”

Perpetual Licenses and Subscriptions

The Company licenses its software on a perpetual and subscription basis. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period.  For arrangements that consist of a perpetual license and PCS, the PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized on a residual basis in accordance with AICPA SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.  Under the residual method, the fair value of the undelivered elements are deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met.  Revenue recognition for perpetual licenses sold as part of a multiple element arrangement is described further below under the caption “Multiple Element Arrangements.”

Customers also license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”.  SaaS is a model of software deployment where an application is hosted as a service provided to customers across the Internet.  Subscription agreements include access to the Company’s software application via an internet connection, the related hosting of the application, and PCS.  Customers receive automatic updates and upgrades, and new releases of the products as soon as they become available.  Subscription agreements are generally month-to-month arrangements that provide for termination for convenience by either party upon 30 to 45 days notice.  Revenue is recognized monthly as the services are delivered. Any up front set-up fees are amortized over 24 months.  The Company has concluded that its Subscription Agreements are outside the scope of SOP 97-2 since the software is only accessible through a hosting arrangement with the Company and the customer cannot take possession of the software.  Revenue recognition for Subscriptions sold as part of a multiple element arrangement is described further below under the caption “Multiple Element Arrangements.”

Multiple Element Arrangements

As described above, application development services are often sold as part of multiple element arrangements.  Such arrangements may include delivery of a perpetual license for the Company’s software products at the commencement of an application development services engagement or delivery of retained professional services, hosting services and/or subscriptions subsequent to completion of such engagement, or combinations thereof.  In accounting for these multiple element arrangements, the Company follows SOP 97-2 or EITF 00-21, as applicable. As described further below, the Company has concluded that each element can be treated as a separate unit of accounting when following EITF 00-21.

When the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes application development services and PCS, VSOE of each element is considered.  VSOE is established for PCS and is based on the price of PCS when sold separately, which has been established via annual renewal rates.  Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis.  The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with SOP 97-2, when perpetual licenses are sold in a multiple element arrangements including application development services where  VSOE for the services has not been established, the license revenue is deferred and recognized under the proportional performance model along with the associated application development services.  For the year ended September 30, 2008, the Company has recognized revenues of $224 thousand for perpetual licenses.    In determining VSOE for the application development services element, the separability of the application development services from the software license and the value of the services when sold on a standalone basis is considered.  The Company also considers the categorization of the services, the timing of when the services contract was signed in relation to the signing of the perpetual license contract and delivery of the software, and whether the services can be performed by others.  The Company has concluded that its application development services are not required for the customer to use the product but, rather enhance the benefits that the software can bring to the customer.  In addition, the services provided do not result in significant customization or modification of the software and are not essential to its functionality, and can also be performed by the customer or a third party.  If an application development services arrangement does qualify for separate accounting, the Company recognizes the perpetual license on a residual basis.  If a application development services arrangement does not qualify for separate accounting, the Company recognizes the perpetual license under the proportional performance model as described above.

When subscription arrangements are sold with application development services, we follow EITF 00-21 and have concluded that each element can be treated as a separate unit of accounting.  In determining separability, the timing of the commencement of the subscription period to the services delivery is considered.  If the subscription period begins after the services delivery then the Company generally recognizes the services as delivered and then commences revenue recognition for the subscription after the services have been delivered.  To date, all subscription periods have commenced after the services delivery.  If the application development services arrangement does not qualify for separate accounting, the application development services revenues and related costs are deferred and recognized over the subscription period.  Subscriptions also include a PCS component, and the Company has determined that the two elements cannot be separated and must be recognized as one unit over the applicable service period.

Customer Payment Terms

The Company’s payment terms with customers typically are “net 30 days from invoice”. Payment terms may vary by customer but generally do not exceed 60 days from invoice date. For Application Development Services, the Company typically invoices project deposits of between 20% and 33% of the total contract value which are recorded as deferred revenue until such time the related services are completed. Subsequent invoicing for Application Development Services is either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoicing for subscriptions and hosting are typically issued monthly and are generally due upon invoice receipt. The Company’s agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise concerns over delivered products or services, the Company has endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

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

The complexity of the estimation process and factors relating to assumptions, risks and uncertainties inherent with the use of the proportional performance model affect the amounts of revenues and related expenses reported in the Company’s financial statements. A number of internal and external factors can affect the Company’s estimates including utilization variances and specification and test requirement changes.

Segment Information

The Company is structured and operates internally as one reportable operating segment as defined in Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had seven U.S. operating locations and an Indian subsidiary at September 30, 2008, under the aggregation criteria set forth in SFAS 131, the Company operates in only one reportable operating segment since each location has similar economic characteristics.

Concentration of Credit Risk, Significant Customers and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents to the extent these exceed federal insurance limits and accounts receivable. Risks associated with cash and cash equivalents are mitigated by the Company’s investment policy, which limits the Company’s investing of excess cash into only money market mutual funds. The Company limits its exposure to credit loss by placing its cash and cash equivalents and investments with financial institutions it believes to be of higher quality.  In general, the Company does not require collateral on its arrangements with customers. The Company has accounts receivable related to monthly fees as well as service and licensing fees, which typically provide for credit terms of 30-60 days.

The Company had one customer that individually represented 10% or more of the Company’s total revenue, as follows:

	Year Ended September 30,
	2008	2007

Customer #1	*%	15%

The Company had certain customers with receivables balances that individually represented 10% or more of the Company’s total accounts receivable, as follows:

	September 30,
	2008	2007

Customer #1	*%	*%
Customer #2	*%	10%
Customer #3	*%	10%

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, bank line of credit and senior notes payable approximate their fair value because of the short-term maturity of these instruments. Based on rates available to the Company at September 30, 2008 and 2007 for loans with similar terms, the carrying values of capital lease obligations approximate their fair value.

Impairment of Long-Lived and Intangible Assets

Long-lived assets to be held and used, which primarily consist of equipment and improvements and intangible assets with finite lives, are recorded at cost. Management reviews long-lived assets (other than goodwill) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets is less than the undiscounted expected cash flows from such assets, or whenever changes or business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Recoverability of these assets is assessed using a number of factors including operating results, business plans, budgets, economic projections and undiscounted cash flows. In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets.  Based upon the results, the Company recognized an impairment charge of $76 thousand related to customer relationships, non-compete agreements and trade names as of September 30, 2008.  Except as described below, there has been no other impairment loss recorded for long-lived and intangible assets to date.

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

Research and Development Costs

Research and development expenditures for technology development are charged to operations as incurred.  Pursuant to SFAS No. 86, certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized to cost of sales.  Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Certain costs incurred between completion of a working model and the point at which the product is ready for general release are capitalized if significant. The Company capitalized $397 thousand and $0 of costs in 2008 and 2007, respectively.

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

Deferred Financing Fees

In April 2006, the Company incurred $472 thousand of direct costs in connection with the issuance of $2.8 million in Senior Notes Payable, which includes the fair value of underwriter debt warrants of $106 thousand (See Note 7). These costs were being amortized using the straight-line method, over the one year term of the notes and were fully amortized upon repayment of the notes in July 2007.

Deferred Offering Costs

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

In evaluating the impairment of goodwill, the Company considers a number of factors such as market capitalization value, discounted cash flow projections, guideline public company comparisons and acquisition transactions of comparable third party companies. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis, especially with regard to the future cash flows of the Company. In estimating fair value of such, management makes estimates and judgments about the future cash flows of the Company.

The Company evaluates goodwill on an annual basis in the fourth fiscal quarter of each year for impairment.  The results of this review indicated that the carrying value of goodwill was impaired as of September 30, 2008.  In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and SFAS No. 157, “Fair Value

Measurements” (“SFAS No. 157”) management placed significant weighting in its evaluation on the fair value derived using the Direct Market Data Method or market capitalization value as this Level 1 input to valuation is afforded the highest consideration as it is based upon quoted prices of the Company’s common stock in the active market.  The impact of the current recession on fourth quarter revenues and the 52% decline in our stock price since June 30, 2008 was also considered in the analysis.  Based upon the results of the valuation techniques utilized, the Company recognized an impairment charge of $9.8 million for the fiscal year ended September 30, 2008 related to goodwill and definite-lived intangible assets, respectively.

For the definite-lived intangible asset impairment review, the Company compared the carrying value of the intangible assets against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. Based upon the results, the Company recognized an impairment charge of $76 thousand related to certain definite-lived intangible assets.

For the goodwill impairment evaluation, the Company is required to perform a second step of the goodwill impairment test, used to measure the amount of impairment loss that compares the implied fair value of our one reporting unit goodwill with the carrying amount of that goodwill.  The Company expects to complete this analysis in its first quarter of fiscal 2009.

Advertising Costs

All advertising costs are expensed when incurred. Advertising costs were $258 thousand and $65 thousand for the years ended September 30, 2008 and 2007, respectively.

Stock-Based Compensation

The Company maintains two stock-based compensation plans which are more fully described in Note 9.

The Company accounts for stock compensation awards in accordance with SFAS No. 123R, Share-Based Payments (“SFAS 123R”). which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations.  SFAS 123(R) requires that share-based payments (to the extent they are compensatory) be recognized in the Company’s consolidated statements of operations based on their fair values. In addition, the Company has applied the provisions of the SEC’s Staff Accounting Bulletin No.107 in its accounting for Statement 123R.  When adopting SFAS 123(R) on October 1, 2006, the Company applied the modified prospective approach to transition.  Under the modified prospective approach, the provisions of SFAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date.  Through September 30, 2006, the Company accounted for stock compensation awards under the provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). As permitted by SFAS 123, for all periods through September 30, 2006, the Company measured compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations using the intrinsic value method and following the disclosure-only provisions of SFAS 123.

At September 30, 2008, there was approximately $754 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans.

Valuation of Options and Warrants Issued to Non-Employees

The Company measures expense for non-employee stock-based compensation and the estimated fair value of options exchanged in business combinations and warrants issued for services using the fair value method for services received or the equity instruments issued, whichever is more readily measured in accordance with SFAS 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services. The Company estimated the fair value of stock options and warrants issued to non-employees using the Black-Scholes-Merton option valuation model (the “Model”). The following table illustrates the inputs and assumptions used by the Company in the application of the Model to estimate the fair value for fully vested stock options granted to non-employees as follows:

Year Ended September 30, 2007
Options granted to non-employees	—
Warrants granted to non-employees	150,000
Contractual lives in years	5
Estimated fair value of common stock	$2.73
Exercise prices	$7.50
Estimated stock volatility	72%
Risk free rate of return	5.22%
Dividend Rate	0%

There were no options or warrants issued to non-employees in fiscal 2008.

The intrinsic value of the options outstanding at September 30, 2008 was approximately $725 thousand of which $639 thousand related to vested options and $86 thousand related to unvested options.

Employee Benefits

The Company sponsors a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2008 or 2007.

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

Net Loss Per Share of Common Stock

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all outstanding options, warrants and convertible debt from the calculation of diluted weighted average shares outstanding because these securities were anti-dilutive for all periods presented. The number of potential shares represented by these excluded equity instruments was 1,908,018 and 1,544,831 at September 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141 (“SFAS 141”), Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed in or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there will be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of this standard will impact any acquisitions completed by the Company in our fiscal 2010.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued Statement No.161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the pending adoption of SFAS 161 on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

3.   Acquisitions

Indigio Group, Inc.

On July 1, 2008, the Company acquired all the outstanding stock of Indigio Group, Inc. (“Indigio”), a Denver, Colorado-based company founded in 1998.  Indigio is an award-winning web development company that provides web application development, web design, usability, and search engine optimization services to its customers. The acquisition of Indigio expands the geographical presence of the Company consistent with its strategy.  Consideration for the acquisition of Indigio consisted of (i) $600,000 in cash, (ii) 1,127,810 shares of Bridgeline common stock, (iii) the payment of $195,000 of indebtedness owed by Indigio, and (iv) deferred consideration of up to $2.1 million payable in cash quarterly over the 14 consecutive calendar quarters after the acquisition, contingent upon Indigio achieving certain financial goals during such period.  If the contingent payments are made, the Company will account for the payments as additional purchase price and will allocate it to goodwill.

The acquisition has been treated as a non-taxable transaction; therefore the intangible assets, including goodwill, are not tax deductible for the Company.

Tenth Floor, Inc.

On January 31, 2008, the Company acquired all the outstanding stock of Tenth Floor, Inc. (“Tenth Floor”).  Tenth Floor is a web application development company that has developed its own SaaS-based web application management software product named BASE-10. Tenth Floor is headquartered in Cleveland, Ohio with a satellite office in Minneapolis, Minnesota. Bridgeline acquired Tenth Floor for a total value of approximately $4 million, including the purchase of approximately $650,000 of Tenth Floor net working capital (cash, accounts receivable, less certain liabilities). This value consisted of $504,000 in cash, $96,000 of repayment of a bank line of credit, 640,000 shares of Bridgeline common stock, and the opportunity to receive up to an additional $1.2 million in cash over a 12 quarter period based on certain minimum operating income goals being achieved.

The additional consideration described above is based upon the attainment by the acquired entity of defined operating objectives. At September 30, 2008, the maximum remaining future consideration pursuant to this arrangement is approximately $932 thousand.  To date $268 thousand was recorded as an increase to goodwill under this arrangement.

The acquisition has been treated as a non-taxable transaction; therefore the intangible assets, including goodwill, are not tax deductible for the Company.

The following table summarizes the estimated fair values of the net assets acquired through the acquisitions of Tenth Floor and Indigio:

Net assets acquired:
Cash	$38
Other current assets	1,399
Equipment	314
Other assets	88
Intangible assets	2,152
Goodwill	4,644

Total assets	8,635
Current liabilities	1,547
Capital lease obligations	189
Total liabilities assumed	1,736
Net assets acquired	$6,899

Purchase price:
Cash paid	$1,430
Equity exchanged	4,992
Options issued and exchanged	81
Closing costs and fees	396
Total purchase price	$6,899

Of the $2.2 million in intangible assets, $1.6 million was assigned to customer relationships with an average useful life of five years, $236 thousand was assigned to noncompetition agreements with an average estimated life of five years and $267 thousand was assigned to acquired technology with an average estimated life of three years. The Company has engaged a third party firm to assist them in determining the final the purchase price allocation of intangible assets acquired in the Indigio acquisition and is expected to complete the allocation in its first fiscal quarter of 2009.

Purple Monkey Studios, Inc.

On August 31, 2007, the Company acquired Purple Monkey Studios, Inc. (PM), a privately-held provider of Web Application Development Services.  PM’s results of operations have been included in the consolidated financial statements since the date of acquisition. PM specializes in web content management solutions, interface design, and eTraining applications. Purple Monkey operates in the Chicago region, serving over 50 customers including Motorola, Marriott International, American Medical Association, McGraw Hill, Discovery Communications, and the American Academy of Pediatrics.  The initial consideration of $2.9 million consisted of $723 thousand in cash, $210 thousand of repayment of a bank line of credit and 476,846 shares of Bridgeline common stock.  The former owners of PM also have the opportunity to receive an additional $900 thousand in cash over a three year period as additional consideration based on certain minimum operating income goals being achieved.

The additional consideration described above is based upon the attainment by the acquired entity of defined operating objectives. At September 30, 2008, the maximum remaining future consideration pursuant to this arrangement is approximately $600 thousand.  To date $300 thousand was recorded as an increase to goodwill under this arrangement.

The acquisition has been treated as a non-taxable transaction; therefore the intangible assets, including goodwill, are not tax deductible for the Company.

Objectware, Inc.

On July 5, 2007, the Company acquired Objectware, Inc. (OW), a privately held provider of Web Application Development Services. OW’s results of operations have been included in the consolidated financial statements since the date of acquisition. OW is an Atlanta, Georgia-based company that specializes in Web application development, Web design, wireless application development, search engine optimization and providing managed Web Development Services to customers. The initial consideration of $6.7 million for the acquisition of OW consisted of $3.7 million in cash and 610,716 shares of Bridgeline common stock.   The former owner of OW also has the opportunity to receive up to $1.8 million as additional consideration payable in cash and stock quarterly over the three years after the acquisition, contingent upon OW attaining certain operational performance benchmarks.

The additional consideration described above is based upon the attainment by the acquired entity of defined operating objectives.  At September 30, 2008, the maximum remaining future consideration pursuant to this arrangement is approximately $1.1 million.  To date $750 thousand was recorded as an increase to goodwill under this arrangement.

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

The following table summarizes the estimated fair values of the net assets acquired through the acquisitions of OW and PM:

Net assets acquired:
Cash	$322
Other current assets	1,261
Equipment	251
Other assets	27
Intangible assets	1,296
Goodwill	7,656

Total assets	10,813
Current liabilities	996
Capital lease obligations	69
Total liabilities assumed	1,065
Net assets acquired	$9,748

Purchase price:
Cash paid	$3,881
Equity exchanged	4,983
Options issued and exchanged	212
Closing costs and fees	671
Total purchase price	$9,748

Of the $1.3 million in intangible assets, $1.1 million was assigned to customer relationships with an average useful life of five years and $142 thousand was assigned to noncompetition agreements with an average estimated life of five years.

The following unaudited pro forma information reflects the results of operations of the Company as though the acquisitions of Indigio, Tenth Floor, Purple Monkey and Objectware were completed as of October 1, 2006:

	Pro Forma (Unaudited)
	Years Ended September 30,
	2008	2007

Revenue	$27,146	$26,961
Net loss	$(241)	$(1,799)
Net loss per share:
Basic and diluted	$(0.02)	$(0.23)
Number of weighted average shares:
Basic and diluted	10,723,839	7,994,969

The common stock used as consideration for the acquisitions is presented as being outstanding during the entire period for the computation of weighted average shares outstanding used in the computation of net loss per share for all periods above.

Other Acquisitions:

In accordance with the applicable merger agreements, the Company is obligated to pay contingent earn-out to the former shareholders of New Tilt, Inc., acquired in fiscal 2006, and Interactive Applications Group, Inc., acquired in fiscal 2005, upon achievement of defined operating objectives.  The Company has paid $624 thousand in contingent payments to applicable shareholders as of September 30, 2008 and is obligated to pay contingent payments of approximately $304 thousand and $122 thousand in fiscal years 2009 and 2010, respectively.

4.   Equipment and Improvements

Equipment and improvements, net consisted of the following:

	As of September 30
	2008	2007
Furniture and fixtures	$590	$342
Purchased software	551	362
Computers and peripherals	1,527	951
Leasehold improvements	375	44
	3,043	1,699

Less accumulated depreciation	1,280	738
	$1,763	$961

Included above are assets acquired under capitalized leases of $511 thousand and $338 thousand as of September 30, 2008 and 2007, respectively, with accumulated depreciation thereon of $295 thousand and $155 thousand, respectively.

The Company has $501 thousand and $329 thousand of net property and equipment at September 30, 2008 and 2007, respectively, for use in its hosting arrangements.

5.   Definite Lived Intangible Assets and Goodwill

Definite lived intangible assets consisted of the following:

	As of September 30, 2008
	Gross	Accumulated		Net
	Asset	Amortization	Impairment	Amount
Intangible assets;
Domain and trade names	$39	$(18)	$(13)	$8
Customer related	3,649	(822)	(63)	2,764
Acquired software	362	(154)	—	208
Total intangible assets	$4,050	$(994)	$(76)	$2,980

	As of September 30, 2007
	Gross	Accumulated		Net
Intangible assets;	Asset	Amortization	Impairment	Amount
Domain and trade names
Customer related	$39	$(15)	$—	$24
Acquired software	1,764	(352)	—	1,412
Total intangible assets	95	(90)	—	5
	$1,898	$(457)	$—	$1,441

The aggregate amortization expense related to intangible assets for the years ended September 30, 2008 and 2007 is as follows:

	Total	Expense Charge To
	Amortization	Cost of
	Expense	Revenue	Operations

Year Ended September 30, 2008	$537	$64	$473
Year Ended September 30, 2007	$159	$33	$126

The estimated amortization expense for fiscal years 2009, 2010, 2011, 2012, 2013 and thereafter is $760 thousand, $731 thousand, $665 thousand, $589 thousand, $231 thousand and $4 thousand, respectively.

Goodwill consisted of the following:

	As of September 30, 2008			As of September 30, 2007
	Gross		Net	Gross		Net
	Asset	Impairment	Amount	Asset	Impairment	Amount

Goodwill	$20,477	$(9,752)	$10,725	$14,426	$—	$14,426

The Company recognized goodwill impairment of $9.8 million as of September 30, 2008 as more fully described in Note 2.  For the goodwill impairment evaluation, the Company is required to perform a second step of the goodwill impairment test, used to measure the amount of impairment loss that compares the implied fair value of our one reporting unit goodwill with the carrying amount of that goodwill.  The Company expects to complete this analysis and record the allocation of the impairment loss its first quarter of fiscal 2009.

Before impairment, goodwill increased $6.1 million and $8 million in the years ended September 30, 2008 and 2007.  The increase in the year ended September 30, 2008 included $4.7 million as a result of the acquisitions of Tenth Floor and Indigio and $1.4 million due to contingent consideration earned under acquisition agreements. The increase in the year ended September 30, 2007 included $7.6 million as a result of the acquisitions of OW and PM and $455 thousand due to contingent consideration earned under acquisition agreements.

6.   Accrued Liabilities

Accrued liabilities consisted of the following:

	As of September 30,
	2008	2007

Compensation and benefits	$552	$509
Subcontractors	6	90
Deferred rent	467	65
Contingent acquisition	327	222
Professional fees	184	134
Other	324	246
	$1,860	$1,266

7.   Indebtedness

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

In connection with the issuance of the Senior Notes, the Company issued 280,000 warrants to the note holders (the “Debt Warrants”) and 112,000 warrants to the underwriter for services rendered in connection with the private placement (the “Underwriter’s Debt Warrants”). These warrants are exercisable into shares of the Company’s common stock. The Debt Warrants are exercisable at $0.001 per share at any time within five years from the date of grant. The Underwriter’s Debt Warrants are exercisable at any time within five years from the grant date provided, however, that no such exercise shall take place prior to the earlier of the date of an initial public offering or April 21, 2008. The Underwriter’s Debt Warrants are exercisable at $5.00 per share. As part of the Senior Notes, the Company’s investment banker received $280 thousand in fees which are recorded as deferred financing fees and were amortized over the one-year term of the Senior Notes.

Interest expense related to this debt, including amortization of the deferred financing fees, was $0 thousand and $858 thousand for the years ended September 30, 2008 and 2007, respectively.

Credit Facility Borrowings

In September 2008, the Company entered into a loan and security agreement with Silicon Valley Bank that provides for a revolving working capital line of credit for up to the lesser of (a) $1.25 million and (b) 80% of eligible accounts receivable, subject to specified adjustments. Borrowings under the working capital line of credit are due in September 2009. Borrowings under the working capital line bear interest at a rate per annum that is 1.0% above the prime rate. The prime rate was 5.0% per annum at September 30, 2008. All of the borrowings under the loan and security agreement are secured by all of our accounts receivable, investment property and financial assets. As of September 30, 2008, the Company had a balance of $1 million drawn on the working capital line of credit which was repaid in full in October 2008.

In December 2008, the Company amended its loan and security agreement with Silicon Valley Bank.  The amendment provides for an increase in the revolving working capital line of credit for up to the lesser of (a) $3.0 million and (b) 80% of eligible accounts receivable, subject to specified adjustments.  Borrowings under the amended working capital line bear interest at a rate per annum that is 2.0% above the prime rate with a minimum interest rate of 8.0%.  All of the borrowings under the loan and security agreement are secured by all assets of the Company.  As of December 29, 2008 there were no amounts outstanding on the working capital line of credit.

Capital Lease Obligations
	As of September 30,
	2008	2007

Capital lease obligations	$244	$222
Less: Current portion	(105)	(76)
Capital lease obligations	$139	$146

As of September 30, 2008, the Company had remaining the following minimum lease payments under capitalized lease obligations:

Year Ending September 30,
2009	$130
2010	90
2011	55
2012	12
2013	—
Totals	287
Less interest at a weighted average of 14.8%	43
Total capital lease obligations	$244

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

Operating Lease Commitments

The Company maintains its executive offices in Woburn, Massachusetts and operating offices in several locations throughout the United States and India.  Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2008 were as follows:

Year Ending September 30,
2009	$1,238
2010	1,114
2011	998
2012	640
2013	334
2014 and beyond	211
Total	$4,535

Rent expense for the years ended September 30, 2008 and 2007 was approximately $1.2 million and $730 thousand, respectively, exclusive of sublease income of $112 thousand and $71 thousand for the years ended September 30, 2008 and 2007, respectively.  In January 2007, the Company entered into an arrangement to sub lease certain excess office space.  The terms of the sublease are substantially consistent with the terms of the original lease.  Prior subleases ceased when the related leases expired.

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

The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid. The Company typically provides in its contracts for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has never paid any material amounts with respect to the warranties for its solutions. The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. The Company’s estimate of its exposure related to warranties on contracts is immaterial as of September 30, 2008 and 2007.

9.   Shareholder’s Equity

The Company completed an initial public offering in June 2007.  In addition to the shares in the market, the Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that become employees of the Company. The following is a summary of the common stock reserved for issuance for stock option and warrant activity:

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

The Debt Warrants issued in connection with the Senior Notes described in Note 7 are exercisable at $0.001 per share at any time within five years from the date of grant. As of September 30, 2008, 235,000 Debt Warrants have been exercised by Senior Note holders. The Underwriter’s Debt Warrants issued in connection with the Senior Notes described in Note 7 are exercisable at any time within five years from the grant date provided, however, that no such exercise shall take place prior to the earlier of the date of an initial public offering or April 21, 2008. The Underwriter’s Debt Warrants are exercisable at $5.00. The Company valued the Debt Warrants at $531 thousand and the Underwriter’s Debt Warrants at $115 thousand using the Model and assumptions as described in Note 2. The value of the Debt Warrants was recorded as a discount on the Senior Notes and was amortized over the one year term of the Senior Notes. The value of the Underwriter’s Debt Warrants was charged to deferred financing costs and was amortized over the one year term of the Senior Notes.

In July 2007, the Company issued 150,000 warrants in connection with the successful initial public offering (the IPO Warrants).  The Company had agreed with the underwriters that such IPO Warrants would be issued in connection with the fees due to the underwriters for the successful transaction.  Each IPO Warrant has an exercise price of $7.50 and can be exercised at any time from January 2008 through July 2012.  The Company recorded the grant date fair value of these IPO Warrants of $400 thousand, using the Model and assumptions as described in Note 2, directly to additional paid in capital as part of the direct incremental fees associated with the initial public offering.  At September 30, 2008, the Company has 307,000 warrants outstanding.

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

2000 Stock Incentive Plan

During 2000, the Company adopted the 2000 Stock Incentive Plan (the “Plan”) and reserved 1.0 million shares of common stock for issuance thereunder. On June 24, 2005 the Board of Directors increased the reserve for common stock issued under the Plan to 1.2 million shares. The Plan authorized the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. During 2006, the Company amended and restated the Plan to conform to current tax laws and to increase the number of common shares reserved for issuance under the plan to 1.4 million and in April 2008, the Company amended and restated the Plan to increase the number of common shares reserved for issuance under the plan to 2.0 million.  Options granted under the Plan may be granted with contractual lives of up to ten years. There were 271,310 options reserved for issuance under the Plan as of September 30, 2008.

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

A summary of combined option and warrant activity is as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2006	929,587	3.086	578,269	$2.653
Granted (1)	267,778	$4.120	150,000	7.500
Exercised (2)	(27,831)	0.940	(59,724)	$0.554
Cancelled or expired	(91,703)	$3.710	(201,545)	4.504
Outstanding, September 30, 2007	1,077,831	$3.430	467,000	$3.610
Granted (3)	823,300	$1.850	—	—
Exercised (4)	(6,667)	0.003	(160,000)	$0.001
Cancelled or expired	(167,773)	$3.680	—	—
Outstanding, September 30, 2008	1,728,691	$3.060	307,000	$5.49

(1) The weighted average grant-date fair value of options granted during the fiscal year ended 2007 was $1.50.

(2) The intrinsic value of options and warrants exercised during the year ended September 30, 2007 was $93 thousand and $122 thousand, respectively. Warrants exercised during the year ended September 30, 2007 had an intrinsic value of $3.61 per share

(3) The weighted average grant-date fair value of options granted during the fiscal year ended 2008 was $1.85.

(4) The intrinsic value of options and warrants exercised during the year ended September 30, 2008 was $24 thousand and $558 thousand, respectively. Options exercised during the year ended September 30, 2008 had an intrinsic value of $3.59 per share.  Warrants exercised during the year ended September 30, 2008 had an intrinsic value of $3.49 per share

A summary of options outstanding and options exercisable at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Aggregate	Number of	Aggregate
Exercise	Number of	Contractual	Intrinsic	Options	Intrinsic
Price	Options	Life in Years	Value	Exercisable	Value

$0.003	6,667	4.00	$8,514	6,667	$8,514
$0.357	3,220	3.41	$2,971	3,220	$2,971
$1.072	29,675	3.41	$6,184	29,675	$6,184
$1.200	43,111	6.21	$3,449	43,111	$3,449
$1.760	313,000	9.89	$—	—	$—
$2.200	15,000	9.82	$—	—	$—
$2.400	42,000	9.76	$—	42,000	$—
$2.500	104,500	9.53	$—	—	$—
$3.000	254,972	4.55	$—	254,972	$—
$3.220	6,100	9.26	$—	—	$—
$3.590	130,000	9.21	$—	—	$—
$3.690	155,000	9.08	$—	—	$—
$3.750	517,546	7.24	$—	431,373	$—
$3.920	32,400	8.92	$—	32,400	$—
$4.600	33,000	8.78	$—	12,334	$—
$4.900	42,500	8.77	$—	42,500	$—
	1,728,691			898,252

A summary of the status of Bridgeline’s nonvested shares is presented below.

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2006	379,131	$ 2.11
Granted	267,778	1.50
Vested	(295,048)	1.61
Forfeited	(21,981)	1.46
Nonvested at September 30, 2007	329,880	$ 2.26
Granted	823,300	1.85
Vested	(216,500)	3.53
Forfeited	(106,241)	3.63
Nonvested at September 30, 2008	830,439	$ 2.80

As of September 30, 2008 there was $754 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average of 2.4 years. The total fair value of shares vested during the years ended September 30, 2008 and 2007 were $764 thousand and $475 thousand, respectively of which options with a value $224 thousand and $309 thousand have been subsequently cancelled after vesting in years ended September 30, 2008 and 2007, respectively.

The following table illustrates the assumptions used by the Company in the application of the Model to calculate the compensation expense in accordance with SFAS 123 for stock options granted to employees and directors:

	Fair Value				Expected	Option
	of Common	Stock	Risk Free	Dividend	Option Life	Exercise
	Stock	Volatility	Rate of Return	Rate	in Years	Prices
Year Ended September 30,
2008	$ 1.04 - $1.88	54% - 70%	2.72% - 4.04%	0%	3.0 - 10	$ 1.76 - $3.69
2007	$ 0.61 - $2.92	72%	4.70% - 5.22%	0%	3.0 - 10	$ 3.75 - $4.90

In October 2008, the Board of Directors approved the modification of incentive option grants totaling approximately 1.6 million shares.  The effect of the modification was to adjust the exercise price of the applicable options to the fair value of the underlying common stock on the date of modification.  In addition, the vesting period on the applicable options was reset to the standard three year term set forth under the Company’s incentive stock option plan.  The Company estimated the fair value of the stock option modifications using the Model and will record additional stock-based compensation of approximately $181 thousand over the three year vesting period.

10.   Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended September 30,
	2008	2007
Income tax benefit at the federal statutory rate of 34%	$(3,493)	$(645)
Permanent differences, net	3,395	335
State income benefit, net of federal benefit	(23)	(106)
Change in valuation allowance attributable to operations	195	355
Other	(74)	61
	$—	$—

 As of September 30, 2008, the Company has net operating loss carryforwards (“NOLs”) of approximately $4.8 million for federal purposes and $3.2 million for state purposes, which will be available to offset future taxable income. Approximately $1.2 million of the Company’s net operating losses is attributable to acquired entities. These net operating losses were fully reserved for at the respective acquisition dates. In the event the Company realizes these assets in the future, the benefit will be recorded as a reduction of goodwill. If not used, the federal carryforwards will expire between 2020 and 2027 and the state carryforwards will expire between 2009 and 2027.

The Company’s income tax provision was computed based on the federal statutory rate and average state statutory rates, net of the related federal benefit.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of September 30,
Deferred tax assets:	2008	2007
Short-term:
Contract loss reserve	$45	$1
Bad debt reserve	145	—
Defferred revenue	403	6

Long-term
Net operating loss carry forwards	1,907	1,892

Deferred tax liabilities:
Current:

Long-term:
Intangibles	(459)	(567)
Depreciation	(171)	(140)
	1,870	1,192

Valuation allowance	1,870	1,192
	$—	$—

For the year ended September 30, 2008 the valuation allowance for deferred tax assets increased $678 thousand which was mainly due to increases in deferred revenue and certain allowances and reserves.  For the year ended September 30, 2007 the valuation allowance for deferred tax assets decreased $337 thousand which was mainly due to the acquisitions of Objectware and Purple Monkey offset by the operating loss incurred.  The Company has NOLs and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax asset at September 30, 2008 and 2007.

In January 2003, the Company established Bridgeline Software Pvt. Ltd in Bangalore India under the Software Technology Parks of India law. This law establishes a tax holiday for the first ten years of operations; therefore the Company has not incurred any foreign taxes. To date, the foreign taxes not incurred as a result of this tax holiday have not been significant.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $517 thousand and $280 thousand at September 30, 2008 and 2007, respectively. These earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the applicable foreign tax authority. Determination of the amount of unrecognized deferred US income tax liability is not material and detailed calculations have not been performed. As of September 30, 2008, there would be minimal withholding taxes upon remittance of all previously unremitted earnings.

11.   Related Party Transactions

In connection with the acquisition of Purple Monkey Studios, Inc., the Company entered into a short-term lease with Purple Monkey Realty LLC.  The owners of Purple Monkey Realty LLC are also employees of the Company.  The Company relocated to a new space in September 2008 after the terms of the initial lease expired.  For the year ended September 30, 2008, the Company paid $137 thousand under this agreement.

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

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
ITEM 8A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures except as described below were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, except as described below, as of September 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

In connection with its audit of our financial statements, our external auditors, UHY LLP, advised us that they were concerned that during the years ended September 30, 2008 and 2007, our accounting resources did not include enough people with the detailed knowledge, experience and training in the selection and application of certain accounting principles generally accepted in the United States of America (GAAP) to meet our financial reporting needs. This control deficiency contributed to material weaknesses in internal control with respect to accounting for revenue recognition and equity. A “material weakness” is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the financial statements or related disclosures will not be prevented or detected.

During fiscal 2007 and 2008, we created or enhanced several new positions in our Company, including our controller and a vice-president level, with specific responsibilities for external financial reporting, internal control, revenue recognition and purchase accounting.  We believe that the addition of these accounting resources will address the material weakness noted above.  We estimate that the annual cost of the new positions referred to above will be between $300 thousand and $350 thousand.  In addition, we expect to incur significant additional costs in the future. While we expect to complete the process of bringing our internal control documentation into compliance with the Sarbanes-Oxley Act (SOX) Section 404 as quickly as possible, we cannot at this time estimate how long it will take to complete the process or its ultimate cost.  We expect such costs to be significant.  During the fiscal 2008, we continued the implementation of and enhancements to a new financial reporting system that is expected to improve the reporting process by eliminating redundant spreadsheets.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B:   OTHER INFORMATION

None.

PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Thomas Massie	47	Chairman, Chief Executive Officer and President

John Cavalier	66	Director(1)(2)(3)(4)

William Coldrick	66	Director (1)(2)(3)(4)

Kenneth Galaznik	57	Director (1)(4)

Robert Hegarty	45	Director(2)(3)(4)

Gary Cebula	49	Executive Vice President, Treasurer, Corporate Secretary and Chief Financial Officer

Brett Zucker	37	Executive Vice President and Chief Technical Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2008 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (a)/(c)

Equity compensation plans approved by security holders	1,728,690	3.06	271,310

Equity compensation plans not approved by security holders (1)	262,000	6.43	—

Total	1,990,690	3.50	271,310

(1)  In April 2006, the Company issued 112,000 warrants to the underwriter for services rendered in connection with the private placement (the “Underwriter’s Debt Warrants”). These warrants are exercisable into shares of the Company’s common stock.  The Underwriter’s Debt Warrants are exercisable at any time within five years from the grant date provided, however, that no such exercise shall take place prior to the July 5, 2007. The Underwriter’s Debt Warrants are exercisable at $5.00 per share.  In July 2007, the Company issued 150,000 warrants in connection with the successful initial public offering (the “IPO Warrants”).  The Company had agreed with the underwriters that such IPO Warrants would be issued in connection with the fees due to the underwriters for the successful transaction.  Each IPO Warrant has an exercise price of $7.50 and can be exercised at any time from January 2008 through July 2012.  The Company recorded the grant date fair value of these IPO Warrants of $400 thousand, using the Model and assumptions as described in Note 2, directly to additional paid in capital as part of the direct incremental fees associated with the initial public offering.  At September 30, 2008, the Company has 307,000 warrants outstanding.

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

Item 13. EXHIBITS

(a)	Exhibits

Item	Title

2.1	New Tilt, Inc. Acquisition Agreement (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-B2, File No. 333-139298)
2.2	Interactive Applications, Inc. Acquisition Agreement (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-B2, File No. 333-139298)
2.3	Objectware, Inc. Acquisition Agreement (incorporated by reference to Exhibit 2.3 to our Registration Statement on Form S-B2, File No. 333-139298)
2.4	Lead Dog Digital, Inc. Acquisition Agreement (incorporated by reference to Exhibit 2.4 to our Registration Statement on Form S-B2, File No. 333-139298)

2.5	Streamline Communications, Inc. Acquisition Agreement (incorporated by reference to Exhibit 2.5 to our Registration Statement on Form S-B2, File No. 333-139298)
2.6	Purple Monkey Studios, Inc. Acquisition Agreement (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 5, 2007)
2.7
Agreement and Plan of Merger, dated as of January 31, 2008, by and among Bridgeline Software, Inc., Tenth Floor, Inc., Austin J. Mulhern, Anthony G. Pietrocola, P. Scott Weiss and Matthew D. Glaze (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 1, 2008)

2.8
Agreement and Plan of Merger, dated as of July 1, 2008, by and among Bridgeline Software, Inc., Indigio Group, Inc., Timothy Higgins, Michael Higgins, Jeff D. Higgins, William Sedgwick, Sage Realty Group, LLC, Michael Mark, Lawrence O. Brown, Bryan Schutjer, Richard Ganley, Timothy Watson, Micah Baldwin, Michael Roy, Christine Spencer, Michael Merkulovich, James Nelson, Jaime Pabon, George Kassabgi and James Conrad (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 2, 2008)

3.1(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(ii) to our Registration Statement on Form S-B2, File No. 333-139298)
3.1(ii)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 30, 2007)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-B2, File No. 333-139298)
10.1
Office Building Lease between Sixth Road Woburn, LLC and Bridgeline Software, Inc., dated May 5, 2005 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-B2, File No. 333-139298)

10.2
Office Building Lease between 104 West 40th Street Partners LLC and Bridgeline Software, Inc., dated November 26, 2003 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-B2, File No. 333-139298)

10.3	Lease between Cameron-Elmwood Realty, LLC and New Tilt, Inc. dated December 6, 2004 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-B2, File No. 333-139298)
10.4
Office Building Lease between Valliappa Software Technological Park Pvt. Ltd. and Bridgeline Software Enterprises Pvt. Ltd. dated December 5, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-B2, File No. 333-139298)

10.5	Office Building Lease between North LaSalle L.P. and Bridgeline Software, Inc., dated May 27, 2008.
10.6	Employment Agreement with Thomas Massie, dated October 1, 2001 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-B2, File No. 333-139298)*
10.7	Employment Agreement with Gary Cebula, dated January 1, 2006 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-B2, File No. 333-139298)*
10.8	Employment Agreement with Brett Zucker, dated January 1, 2006 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-B2, File No. 333-139298)*
10.9	Employment Agreement with Robert Seeger, dated January 1, 2006 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-B2, File No. 333-139298)*
10.10	Employment Agreement with Erez M. Katz (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed on July 11, 2007)*
10.11	Employment Agreement with Russell Klitchman (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on September 5, 2007)*
10.12	Employment Agreement with Steven Saraceno (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on September 5, 2007)*
10.13	Employment Agreement with Anthony G. Pietrocola (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on February 1, 2008)*
10.14	Employment Agreement with Timothy Higgins (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on July 2, 2008)*
10.15
Financing Agreement between Sand Hill Finance, LLC and Bridgeline Software, Inc. dated March 29, 2005 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-B2, File No. 333-139298)

10.16
First Amendment to Financing Agreement between Sand Hill Finance, LLC and Bridgeline Software, Inc. dated September 12, 2005 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-B2, File No. 333-139298)

10.17
Second Amendment to Financing Agreement between Sand Hill Finance, LLC and Bridgeline Software, Inc. dated April 26, 2007. (incorporated by reference to Exhibit 10.60 to our Registration Statement on Form S-B2, File No. 333-139298)

10.18
General Security Agreement by and between Bridgeline Software, Inc. and the investors named therein, dated as of April 21, 2006 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-B2, File No. 333-139298)

10.19
Amended and Restated General Security Agreement by and between Bridgeline Software, Inc. and the investors named therein, dated April 3, 2007 (incorporated by reference to Exhibit 10.59 to our Registration Statement on Form S-B2, File No. 333-139298)

10.20
Form of Subscription Agreement by and between Bridgeline Software, Inc. and the investors listed on Schedule A attached thereto (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-B2, File No. 333-139298)

10.21
Form of Secured Promissory Note issued to the investors listed on Schedule A attached thereto (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-B2, File No. 333-139298)

10.22
Amendment No. 1 to Secured Promissory Note filed as Exhibit 10.22, dated as of March 29, 2007 (incorporated by reference to Exhibit 10.54 to our Registration Statement on Form S-B2, File No. 333-139298)

10.23
Amendment No. 2 to Secured Promissory Note filed as Exhibit 10.22, dated as of June 20, 2007 (incorporated by reference to Exhibit 10.64 to our Registration Statement on Form S-B2, File No. 333-139298)

10.24
Form of Warrant to Purchase Common Stock of Bridgeline Software, Inc. issued to the investors listed on Schedule A attached thereto, as amended (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-B2, File No. 333-139298)

10.25
Agreement between Joseph Gunnar & Co., LLC, as agent for certain Noteholders and Bridgeline Software, Inc. dated May 15, 2007 (incorporated by reference to Exhibit 10.61 to our Registration Statement on Form S-B2, File No. 333-139298)

10.26
Subordination Agreement between Joseph Gunnar & Co., LLC, as agent for certain Noteholders and Bridgeline Software, Inc. dated May 15, 2007 (incorporated by reference to Exhibit 10.62 to our Registration Statement on Form S-B2, File No. 333-139298)

10.27
Form of Warrant to Purchase Common Stock of Bridgeline Software, Inc. issued to Placement Agent in April 2006 offering, as amended (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-B2, File No. 333-139298)

10.28	Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed on February 25, 2008)*
10.29	Lead Dog Digital, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-B2, File No. 333-139298)*
10.30
First Amendment to Agreement and Plan of Merger filed as Exhibit 2.3, dated as of March 29, 2007 (incorporated by reference to Exhibit 10.55 to our Registration Statement on Form S-B2, File No. 333-139298)

10.31	Second Amendment to Agreement and Plan of Merger filed as Exhibit 2.3, dated June 14, 2007 (incorporated by reference to Exhibit 10.63 to our Registration Statement on Form S-B2, File No. 333-139298)
10.32
Form of Escrow Agreement by and among Bridgeline Software, Inc., Erez M. Katz, and Arnall Golden Gregory (incorporated by reference to Exhibit 10.56 to our Registration Statement on Form S-B2, File No. 333-139298)

10.33
Secured Promissory Note issued by Bridgeline Software, Inc. to Thomas Massie for the principal sum of $100,000 dated April 3, 2007 (incorporated by reference to Exhibit 10.57 to our Registration Statement on Form S-B2, File No. 333-139298)

10.34
Secured Promissory Note issued by Bridgeline Software, Inc. to William Coldrick for the principal sum of $100,000 dated April 3, 2007 (incorporated by reference to Exhibit 10.58 to our Registration Statement on Form S-B2, File No. 333-139298)

10.35
Form of Warrant to Purchase Common Stock of Bridgeline Software, Inc., issued to the underwriters (incorporated by reference to Exhibit 10.65 to our Registration Statement on Form S-B2, File No. 333-139298)

10.36
Data Processing and Technical Services Agreement between The Bank of New York and Bridgeline Software, Inc. dated as of October 25, 2002 (incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-B2, File No. 333-139298)

10.37
Professional Services Agreement between The Depository Trust & Clearing Corporation and Bridgeline Software, Inc. dated as of January 2, 2006 (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-B2, File No. 333-139298)

10.38
Statement of Work for Web Maintenance Services between Nomura Securities, Inc. and Bridgeline Software, Inc. dated as of June 12, 2002 (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-B2, File No. 333-139298)

10.39
Master Services Agreement between John Hancock Life Insurance Co. and Bridgeline Software, Inc. dated as of July 1, 2004 (incorporated by reference to Exhibit 10.32 to our Registration Statement on Form S-B2, File No. 333-139298)

10.40	Office Building Lease between NHD II Point LLC and Bridgeline Software, Inc., dated August 7, 2008.
10.41	First Loan Modification Agreement between Silicon Valley Bank and Bridgeline Software, Inc., dated December 29, 2008.
21.1	Subsidiaries of the Registrant
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan

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

Signature	Title	Date

/s/ Thomas Massie	Chief Executive Officer and Director	December 29, 2008
Thomas Massie	(Principal Executive Officer)

/s/ Gary Cebula	Chief Financial Officer (Principal	December 29, 2008
Gary Cebula	Financial Officer)

/s/ John Cavalier	Director	December 29, 2008
John Cavalier

/s/ William Coldrick	Director	December 29, 2008
William Coldrick

/s/ Kenneth Galaznik	Director	December 29, 2008
Kenneth Galaznik

/s/ Robert Hegarty	Director	December 29, 2008
Robert Hegarty

Exhibit Index

10.5	Office Building Lease between 30 North LaSalle L.P. and Bridgeline Software, Inc., dated May 27, 2008.
10.40	Office Building Lease between NHD II Point LLC and Bridgeline Software, Inc., dated August 7, 2008.
10.41	First Loan Modification Agreement between Silicon Valley Bank and Bridgeline Software, Inc., dated December 29, 2008.
21.1	Subsidiaries of the Registrant
23.1	Consent of UHY LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.