Form 10-Q
period 2008-12-31
Bridgeline Software, Inc.
filed 2009-02-17
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

Common Stock, par value $0.001 per share, outstanding as of February 6, 2009: 10,950,808

Bridgeline Software, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2008

Bridgeline Software, Inc. Quarterly Report on Form 10-Q For the Quarterly Period ended December 31, 2008
Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Software, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include our limited operating history, our license renewal rate, our ability to maintain our listing on the Nasdaq Capital Market, the impact of the global financial deterioration on our business, our inability to manage our future growth efficiently or profitably, our inability to find, complete and integrate additional acquisitions, the acceptance of our products, the performance of our products, our dependence on our management team and key personnel, our ability to hire and retain future key personnel or the impact of competition and our ability to maintain margins or market share.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Software, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Bridgeline Software, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	December 31, 2008	September 30, 2008

Assets
Current assets:
Cash and cash equivalents	$2,507	$1,911
Accounts receivable, net of allowance of $376 and $380,respectively	3,702	4,024
Unbilled receivables	974	1,576
Prepaid expenses and other current assets	805	529
Total current assets	7,988	8,040
Equipment and improvements, net	1,858	1,763
Definite-lived intangible assets, net	2,790	2,980
Goodwill, net of preliminary impairment charge of $9,752 and $9,752, respectively	11,171	10,725
Other assets	705	751
Total assets	$24,512	$24,259

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$1,000	$1,000
Capital lease obligations, current	87	105
Accounts payable	1,580	1,770
Deferred revenue	1,044	1,176
Accrued liabilities	1,953	1,860
Total current liabilities	5,664	5,911
Capital lease obligations, less current portion	115	139
Other long term liabilities	19	19
Total liabilities	5,798	6,069

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	−	−
Common stock - $0.001 par value; 20,000,000 shares authorized, 10,950,808 and 10,665,533 shares issued and outstanding, respectively	11	11
Additional paid-in capital	35,020	34,647
Accumulated deficit	(16,207)	(16,369)
Accumulated other comprehensive loss	(110)	(99)
Total stockholders’ equity	18,714	18,190
Total liabilities and stockholders’ equity	$24,512	$24,259

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Operations
(Dollars in thousands except per share data)
(unaudited)

	Three months ended
	December 31, 2008	December 31, 2007
Revenue:
Application development services	$5,548	$3,680
Managed services	598	358
Product license & subscriptions	327	165
Total revenue	6,473	4,203
Cost of revenue:
Application development services	2,641	1,936
Managed services	134	73
Product license & subscriptions	123	13
Total cost of revenue	2,898	2,022
Gross profit	3,575	2,181
Operating expenses:
Sales & marketing	1,630	1,067
General & administrative	1,042	745
Depreciation & amortization	365	194
Research & development	351	166
Total operating expenses	3,388	2,172
Income from operations	187	9
Interest income (expense), net	(22)	28
Income before income taxes	165	37
Income taxes	–	–
Net income	$165	$37

Net income per share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Number of weighted average shares:
Basic	10,767,903	8,676,408
Diluted	10,836,253	8,676,408

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$165	$37
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	197	118
Amortization of intangible assets	244	86
Stock-based compensation	137	55
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and unbilled receivables	634	(257)
Other assets	(17)	(274)
Accounts payable and accrued liabilities	(126)	220
Deferred revenue	(132))	(10))
Total adjustments	937	(62)
Net cash provided by (used in) operating activities	1,102	(25)
Cash flows from investing activities:
Contingent acquisition payments	(182)	(221)
Equipment and improvements expenditures	(296)	(138)
Net cash used in investing activities	(478)	(359)
Cash flows from financing activities:
Proceeds from bank line of credit	1,000	–
Principal payments on bank line of credit	(1,000)	–
Principal payments on capital leases	(42)	(67)
Net cash used in financing activities	(42)	(67)
Net increase (decrease) in cash and cash equivalents	582	(451)
Effect of exchange rate on cash	14	–
Cash and cash equivalents, beginning of period	1,911	5,219
Cash and cash equivalents, end of period	$2,507	$4,768

Supplemental cash flow information:
Cash paid for:
Interest	$22	$18

Non-cash activities:
Issuance of common stock for contingent acquisition payments	$235	$67
Purchase of capital equipment through capital leases	$–	$70

The accompanying notes are an integral part of these consolidated financial statements

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of December 31, 2008 and for the Three Months Ended December 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except share and per share data)

1. The Company and Summary of Significant Accounting Policies

Description of Business

Bridgeline Software, Inc. (“Bridgeline” or the “Company”), was incorporated in Delaware on August 28, 2000. Bridgeline, operating as a single segment, is a developer of Web application management software and web applications.  Bridgeline’s web application management software products, iAPPS®, Base10® and Orgitecture™, are primarily SaaS (software as a service) solutions that unify Content Management, Analytics, eCommerce, and eMarketing capabilities.  The Company’s in-house team of Microsoft® certified developers specialize in web application development, information architecture, usability engineering, SharePoint development, rich media development, search engine optimization, and fully-managed application hosting.

The Company’s principal executive offices are located at 10 Sixth Road, Woburn, Massachusetts, and it maintains offices in New York, NY; Arlington, VA; Atlanta, GA; Chicago, IL; Cleveland, OH and in Denver, CO.  The Company also operates a wholly owned subsidiary, Bridgeline Software Pvt. Ltd, founded in 2003, as its software development center located in Bangalore, India. The Company maintains a website at www.bridgelinesw.com.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its Indian subsidiary. All significant inter-company accounts and transactions have been eliminated. Certain prior year amounts in the Consolidated Financial Statements and notes thereto have been reclassified to conform to the current period’s presentation.  These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company’s annual Consolidated Financial Statements and the notes thereto for the fiscal year ended September 30, 2008, included in its Annual Report on Form 10-KSB.  Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of December 31, 2008 and the consolidated statements of operations and cash flows for the three months ended December 31, 2008 and 2007 are unaudited. The unaudited interim consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the years ended September 30, 2008 and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at December 31, 2008 and its results of operations and its cash flows for the three months ended December 31, 2008 and 2007. The results for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the year ending September 30, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141 (“SFAS 141”), Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed in or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of December 31, 2008 and for the Three Months Ended December 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except share and per share data)

standard, there will be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of this standard will impact any acquisitions completed by the Company in our fiscal 2010.

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

In November 2008, the FASB ratified EITF Issue No. 08-06 (“EITF 08-06”), “Equity Method Investment Accounting Considerations”. EITF 08-06 addresses the accounting for equity method investments as a result of the accounting changes prescribed by SFAS No 141(R) and SFAS No. 160. EITF 08-06 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  EITF 08-06 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We do not believe that the adoption of EITF 08-06 will have a material impact on our consolidated financial statements.

In December 2008, the FASB issued EITF Issue No. 08-07 (“EITF 08-07”), “Accounting for Defensive Intangible Assets”. EITF 08-07 mandates that a defensive intangible asset should be accounted for as a separate unit of accounting. A defensive intangible asset is an asset that is acquired by an entity that does not intend to actively use the asset but is preventing others from obtaining access to the asset, except for intangible assets that are used in research and development activities. The defensive intangible asset should not be included as part of the cost of the entity’s existing intangible assets.   This standard is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Upon adoption of this standard, there will be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.

2. Net Income per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed similarly to basic net income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all outstanding options, warrants and convertible debt with fair values less than market values at December 31, 2008 from the calculation of diluted weighted average shares outstanding because these securities were anti-dilutive for all periods presented. The balance of these excluded equity instruments were 1,887,194 and 1,685,233 at December 31, 2008 and 2007, respectively.

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of December 31, 2008 and for the Three Months Ended December 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except share and per share data)

3. Goodwill and Intangible Assets

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that the Company review goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. The Company performed the annual impairment test at the end of its fiscal year ended September 30, 2008, and determined that there was impairment.  In accordance with SFAS No. 142, a two-step process is used to identify the potential impairment and to measure the amount of goodwill impairment.  Step one identifies the potential impairment.  If impairment is evident under step one, the loss is measured under step two. Under step two, the impairment is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

The Company recognized a preliminary impairment charge of $9.8 million for the fiscal year ended September 30, 2008 related to goodwill.  The Company is still in the process of completing step two under SFAS No. 142 to determine the implied fair value of its goodwill compared with the carrying amount of goodwill.  The Company expects to complete this analysis in its second fiscal quarter of 2009.

December 31, 2008

Goodwill balance at beginning of period	$10,725
Contingent acquisition payments	417
Purchase price allocation adjustments	29
Goodwill impaired during three months ended December 31, 2008	–
Goodwill balance at end of period	$11,171

In accordance with SFAS No. 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.  The Company determined that no additional impairment was incurred during the three months ended December 31, 2008.

The Company’s definite-lived intangible assets are summarized as follows:

	As of December 31, 2008
	Gross	Accumulated		Net
	Asset	Amortization	Impairment	Amount
Intangible assets;
Domain and trade names	$39	$(19)	$(13)	$7
Customer related	3,649	(990)	(63)	2,596
Acquired software	362	(175)	–	187
Total intangible assets	$4,050	$(1,184)	$(76)	$2,790

The Company recognized an impairment charge of $76 thousand to definite-lived intangible assets at September 30, 2008.  The Company determined that there was no additional impairment to definite-lived intangible assets during the three months ended December 31, 2008.

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of December 31, 2008 and for the Three Months Ended December 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except share and per share data)

4. Stock Based Compensation

Stock-Based Compensation

The Company has an Incentive Stock Option program in place with the primary goal of retaining and motivating its key employees.  In October 2008, the Board of Directors approved a modification (the “Repricing Plan”) for each holder of stock options of the Company.  The Repricing Plan is an offer to modify existing outstanding stock options by reducing the granted exercise price with a lower exercise price equal to the current fair market of the Common Stock on the date of the modification and a new three year vesting schedule starting on the date of the repricing.

The Company accounted for the modification of stock options in accordance with SFAS No. 123R, Share-Based Payments (“SFAS 123R”).  The fair value of the modified options was calculated using the original terms and the new terms as of the modification date and the incremental cost of the modified option over the original option will be recognized as additional compensation expense over the reset three year vesting period.

At December 31, 2008, the Company maintained two stock-based compensation plans.  The Company adopted SFAS 123R on October 1, 2006.  Because it used the fair-value-based method for disclosure under SFAS 123, it adopted SFAS 123R using the modified prospective application.  The Company granted the following stock options during the three months ended December 31, 2008:

Weighted Average Per Share
		Weighted	Estimated	Intrinsic
		Average	Fair Value of	Value
	Options	Exercise	Common Stock	at Grant
	Granted	Prices	at Grant Date	Date

Three Months Ended December 31, 2008	1,664,989	$ 0.91	$ 0.90 – 1.22	$ –

The following table illustrates the assumptions used by the Company to calculate the compensation expense in accordance with SFAS 123R for stock options granted to employees and directors:

					Expected	Option
	Stock	Stock	Risk Free	Dividend	Option Life	Exercise
	Prices	Volatility	Rate of Return	Rate	in Years	Prices
Three Months Ended December 31, 2008	$ 0.56 - $1.40	69.0%	2.70% - 2.82%	0%	5.0	$ 0.90 - $1.22

Price ranges of outstanding and exercisable options as of December 31, 2008 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.003	6,667	3.75	$0.0030	6,667	$0.0030
$0.3573	3,220	3.16	0.3573	3,220	0.3573
$0.90	1,562,739	9.78	0.9000	−	0.9000
$1.06	23,500	9.81	1.0600	−	1.0600
$1.0716	8,539	3.16	1.0716	8,539	1.0716
$1.22	20,000	9.80	1.2200	−	1.2200
$2.50	3,500	9.27	2.5000	−	2.5000
$3.00	4,916	3.79	3.0000	4,916	3.0000
$3.59	1,000	8.95	3.5900	333	3.5900
$3.75	1,000	6.17	3.7500	1,000	3.7500
	1,635,081			24,675

BRIDGELINE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of December 31, 2008 and for the Three Months Ended December 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except share and per share data)

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Balance, September 30, 2008	1,728,691	$0.003 to $4.90	$3.06

Granted	1,664,989	0.90 to 1.22	0.91
Exercised	−	−	−
Cancelled or Modified	(1,621,489)	0.90 to 4.90	3.05
Forfeited	(137,110)	0.90 to 4.60	3.63
Balance, December 31, 2008	1,635,081	$0.003 to $3.75	0.92	9.68	$4,367

Compensation expense is generally recognized on a graded straight-line basis over the vesting period of grants. As of December 31, 2008, the Company had approximately $828 thousand of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through fiscal 2012.  Options granted include approximately 1.6 million options that were modified in accordance with the Repricing Plan.  The Company estimated the fair value of the stock option modifications using the Model and will record additional stock-based compensation of approximately $332 thousand over the three year vesting period.

5. Acquisitions

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

Tenth Floor, Inc.

On January 31, 2008, the Company acquired all the outstanding stock of Tenth Floor, Inc. (“Tenth Floor”).  Tenth Floor is a web application development company that has developed its own SaaS-based web application management software product named BASE-10. Tenth Floor is headquartered in Cleveland, Ohio with a satellite office in Minneapolis, Minnesota which was closed in December 2008. Bridgeline acquired Tenth Floor for a total value of approximately $4 million, including the purchase of approximately $650,000 of Tenth Floor net working capital (cash, accounts receivable, less certain liabilities). This value consisted of $504,000 in cash, $96,000 of repayment of a bank line of credit, 640,000 shares of Bridgeline common stock, and the opportunity to receive up to an additional $1.2 million in cash over a 12 quarter period based on certain minimum operating income goals being achieved.

The additional consideration described above is based upon the attainment by the acquired entity of defined operating objectives. At December 31, 2008, the maximum remaining future consideration pursuant to this arrangement is approximately $833 thousand.  To date $367 thousand was recorded as an increase to goodwill under this arrangement.

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

Of the $2.2 million in intangible assets, $1.6 million was assigned to customer relationships with an average useful life of five years, $236 thousand was assigned to noncompetition agreements with an average estimated life of five years and $267 thousand was assigned to acquired technology with an average estimated life of three years. The Company has engaged a third party firm to assist them in determining the final purchase price allocation of intangible assets acquired in the Indigio acquisition and is expected to complete the allocation in its second fiscal quarter of 2009.

6.   Indebtedness

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

In December 2008, the Company amended its loan and security agreement with Silicon Valley Bank.  The amendment provides for an increase in the revolving working capital line of credit for up to the lesser of (a) $3.0 million and (b) 80% of eligible accounts receivable, subject to specified adjustments.  Borrowings under the amended working capital line bear interest at a rate per annum that is 2.0% above the prime rate with a minimum interest rate of 8.0%.  All of the borrowings under the loan and security agreement are secured by all assets of the Company.  As of December 31, 2008, the Company had a balance of $1 million drawn on the working capital line of credit which was repaid in full in January 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including  risks described in our Annual Report on Form 10-KSB filed on December 29, 2008 and our other filings with the Securities and Exchange Commission.

This section should be read in combination with the accompanying unaudited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview

Bridgeline Software, Inc. (“Bridgeline” or the “Company”) is a developer of web application management software and award-winning web applications that help organizations optimize business processes.  Bridgeline’s software and services assist customers in maximizing revenue, improve customer service and loyalty, enhance employee knowledge, and reduce operational costs by leveraging web based technologies.

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

iAPPS® and Orgitecture are software products delivered through a SaaS business model, in which we deliver our software over the Internet while providing maintenance, daily technical operations and support.  iAPPS® provides a flexible architecture so perpetual licensing of the software is available as well.  The Company has standardized on its flagship iAPPS product suite and has plans to sun-set Orgitecture in 2010.

Bridgeline’s team of certified Microsoft developers specialize in end-to-end web application development, information architecture, usability engineering, SharePoint development, rich media development, search engine optimization, and web application hosting management.

Results of Operations

Three months ended	December 31,
	2008	2007	Change $	Change %

Total revenue	$6,473	$4,203	$2,270	54%
Gross profit	3,575	2,181	1,394	64%
Income from operations	187	9	178	1978%
Net income	165	37	128	346%
EBITDA	$765	$314	$451	144%

Revenues

Our revenues are derived from three sources: (i) Application development services (ii) Managed services and (iii) Product licenses and subscriptions.  The Company reported total revenues of $6.5 million for the three months ended December 31, 2008 versus $4.2 million of total revenues for the three months ended December 31, 2007, an increase of 54%.

(in thousands)

Three months ended	December 31, 2008	December 31, 2007	Change %

Application development services	$5,548	$3,680	51%
Percentage of total revenues	86%	87%

Managed services	$598	$358	67%
Percentage of total revenues	9%	9%

Product licenses and subscriptions	$327	$165	98%
Percentage of total revenues	5%	4%

Total Revenues	$6,473	$4,203	54%

Application development services revenues increased 51% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  Managed services revenues increased 67% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. The increases in application development services and managed services revenues are largely attributable to acquisitions completed after Q108 combined with additional revenues derived from new customer accounts secured in the first quarter of fiscal 2009, net of customer attrition from Q108.  The decrease in Application development services revenues as a percentage of total revenues is attributable to a direct effort to increase the Company’s software sales.  Product licenses and subscription revenues increased 98% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  This increase is principally attributable to an increase in SaaS subscription revenues from customers resulting from acquisitions completed after the first fiscal quarter of 2008 combined with increases in perpetual license revenues in Q109 compared to Q108.

The Company had approximately 620 customers on December 31, 2008 versus approximately 330 customers on December 31, 2007, an increase of 86%.  Of the total customer base, approximately 383 or 62% of the Company’s customer base pays a monthly subscription fee or a monthly managed services fee.

For both the three months ending December 31, 2008 and December 31, 2007, the Company did not have any customer representing greater then 5% of its total revenues.

Cost of Revenues

(in thousands)
Three months ended	December 31, 2008	December 31, 2007	Change %

Cost of application development services	$2,641	$1,936	36%
Percentage of application development services revenues	48%	53%

Cost of managed services	$134	$73	84%
Percentage of managed services revenues	22%	20%

Cost of product licenses and subscriptions	$123	$13	846%
Percentage of product licenses and subscription revenues	38%	8%

Total Cost of Revenues	$2,898	$2,022	43%

Cost of application development services increased 36% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  Cost of managed services increased 84% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. Cost of product licenses and subscriptions increased 846% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  The increases in cost of application development services and cost of managed services are largely attributable to increases in direct labor costs and co-managed facility costs to deliver the increased revenues in application development and managed services.  The increases in cost of product licenses and subscriptions are largely attributable to amortization of capitalized software development costs pursuant to SFAS No. 86 which initiated in the first fiscal quarter of 2009, combined with additional costs to support the infrastructure of our hosting environment.

The decrease in cost of application development services for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 as a percentage of application development services revenues to 48% from 53% is attributable to an effort to shift more customers to the Saas model and less focus on customized solutions combined with higher utilization of our billable resources resulting in more efficient delivery of our application development engagements in the three months ended December 31, 2008 compared with the same period in the previous year. The increase of cost of managed services for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 to 22% from 20% is primarily attributable to the costs to maintain an additional co-managed facility resulting from our recent acquisition in the fourth quarter of fiscal 2008.  The increase of cost of product licenses and subscription revenues to 38% for the three months ended December 31, 2008 compared to 8% for the three months ended December 31, 2007 is largely attributable to amortization of capitalized software development costs pursuant to SFAS No. 86 which initiated in the first fiscal quarter of 2009, combined with additional costs to support the infrastructure of our hosting environment.

Gross Profit

The Company reported total gross profits of $3.6 million for the three months ended December 31, 2008 versus $2.2 million of total gross profits for the three months ended December 31, 2007, an increase of 64% over the same period last year.  The increase in gross profit is attributable to acquisitions completed subsequent to December 31, 2007 combined with a modest shift towards higher margin generating licenses and subscription revenues and away from application development services.  As a result of these two factors, gross profit margins showed a modest increase to 55% of revenues for the first quarter of 2009, compared to 52% in the same period in 2008.

Operating Expenses

(in thousands)
Three months ended	December 31, 2008	December 31, 2007	Change %

Sales & marketing expenses	$1,630	$1,067	53%
Percentage of total revenues	25%	25%

General & administrative expenses	$1,042	$745	40%
Percentage of total revenues	16%	18%

Research & development expenses	$351	$166	111%
Percentage of total revenues	5%	4%

Depreciation & amortization	$365	$194	88%
Percentage of total revenues	6%	5%

Sales and marketing expenses increased $563,000 or 53% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  This increase is primarily attributable to additional costs related to expanding our sales force and marketing efforts to support our sales growth. For the first quarter of fiscal 2009, sales and marketing expenses as a percentage of revenues remained steady at 25% of revenues, compared to 25% in same period of fiscal 2008.

General and administrative expenses increased $297,000 or 40% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  This increase is principally due to increases in stock-based compensation and increases in personnel, consulting and professional services fees associated with systems enhancements and internal and public financial reporting.  For the first quarter in fiscal 2009, general and administrative expenses as a percentage of revenues decreased to 16% of revenues, compared to 18% in the same period of fiscal 2008.  This decrease as a percentage of revenues is the result of our ability to absorb additional revenues from acquisitions without a commensurate increase in administrative staff.  We believe that there are limited needs to hire additional personnel in corporate and that the infrastructure can absorb additional acquisitions and organic growth without a significant increase in administrative personnel.

Research and development expenses increased $185,000 or 111% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.  For the quarter ended December 31, 2007, we capitalized approximately $86 thousand of software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”).  In the first quarter of fiscal 2009, costs qualifying for capitalization under SFAS 86 were insignificant and accordingly no such costs were capitalized.  The remaining increase in expenses for research and development were for personnel costs incurred to develop our new on-demand software products, iAPPS Framework, iAPPS Content Manager and iAPPS Analytics. The Company will continue to invest in product enhancements during fiscal 2009.

Depreciation and amortization expenses for the first quarter of 2009 were $365,000 versus $194,000 in the same period in fiscal 2008, representing an 88% increase.  This increase is largely attributable to additional amortization expenses on intangible assets resulting from acquisitions consummated subsequent to December 31, 2007 combined with additional amortization charges on leasehold improvements related to newly leased office facilities in Illinois and Virginia.

Income from Operations

Income from operations for the first fiscal quarter of 2009 was $187,000, an increase of $178,000, or 1978% when compared to the same period in 2008.  The improvement is largely attributable to our ability to leverage the existing infrastructure while revenues continue to grow.  We also continue to shift our revenues towards our higher margin licensed products which are sold either on a perpetual license or subscription basis.  Our ability to leverage our existing infrastructure and change our revenue mix provides us an opportunity to increase operating margins in excess of our costs as we grow which may potentially increase our profits.

EBITDA

We also measure our performance based on the level of earnings before interest, taxes, depreciation, and amortization and before stock compensation expense (EBITDA before stock compensation expense).  For the three months ended December 31, 2008, we reported EBITDA before stock compensation expense of $765,000, compared with $314,000 in the same period one year earlier, an improvement of $451,000 or 144%.  We continue to be encouraged by the improvement in our first quarter of fiscal 2009 results and believe EBIDTA before stock compensation expense is an important measure for management.  We believe that this measure is an indicator of cash flow being generated by our operations.  A table showing the calculation of this amount is included below.

Three months ended	December 31,
	2008	2007

Net income	$165	$37
Plus:
Interest expense	22	18
Depreciation	197	118
Amortization	244	86
Stock-based compensation	137	55
EBITDA	$765	$314

Liquidity and Capital Resources

During the first quarter of fiscal 2009, our operations generated $1,102,000 in cash, compared to a use of cash of $25,000 in the same period in fiscal 2008.  The improvement year over year is largely attributable to the increase in net income and favorable changes in working capital.  As we continue to grow, our estimated income from operations is projected to generate sufficient funds to offset any uses of cash resulting from increases in our accounts receivables which are expect to increase at a pace greater than current liabilities as revenues continue to increase.  Offsetting the cash generated by operations, we used $478,000 to fund capital expenditures and contingent acquisition payments during the first quarter of 2009.  Some of our capital expenditures have been funded through the use of equipment leases.  During the first quarter of fiscal 2009, we used $42,000 to repay amounts under these leases.  During the three months ended December 31, 2008 we repaid the outstanding balance of $1 million on the bank line of credit that was outstanding at September 30, 2008.  In addition, as a result of our working capital needs, we borrowed $1 million on the bank line of credit during the three months ended December 31, 2008, which was repaid in January 2009.

In the first quarter of fiscal 2009 we generated net income.  Prior to that, we have incurred annual losses since commencement of operations in 2000 and have used a significant amount of cash to fund our operations since inception. As a result, we had an accumulated deficit of approximately $16 million at December 31, 2008.

Capital Resources and Liquidity Outlook

We believe that cash requirements for capital expenditures will be approximately $300,000 for the remainder of fiscal 2009.

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

Contractual Obligations

We lease our facilities in the United States and India.  Our other contractual obligations include certain equipment acquired under capitalized lease agreements that begin to expire in fiscal 2009.  In November 2008 upon expiration of our facility lease in Washington, DC, we entered into a new lease agreement for 4,801 square feet of professional office space in Arlington, VA.  The term of the lease is sixty-six (66) months and we capitalized approximately $240,000 in construction costs as leasehold improvements that will be amortized ratably as depreciation expense over the term of the lease.  Except for the new Arlington, VA facility lease, we have no contractual obligations extending beyond five years, and there were no other material leases entered into during the quarter ended December 31, 2008.

On December 29, 2008, Bridgeline Software, Inc. entered into a First Loan Modification Agreement modifying an existing credit facility with Silicon Valley Bank. The First Loan Modification Agreement increased the revolving line of credit under the existing credit facility from $1,250,000 to $3,000,000 and extended the term of the credit facility to December 28, 2009.  The credit facility is secured by all assets of the Company.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in accordance US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly make estimates and assumptions that affect the reported amounts of assets and liabilities. The most significant estimates include our valuation of accounts receivable and long-term assets, including intangibles and deferred tax assets, amounts of revenue to be recognized on service contracts in progress, unbilled receivables, and deferred revenue. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

The Company’s significant accounting policies are were prepared in accordance with US GAAP. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

	Allowance for doubtful accounts;
	Accounting for Cost of Computer Systems to be Sold, Leased or Otherwise Marketed;

	Revenue recognition;
	Accounting for goodwill and other intangible assets; and
	Accounting for stock-based compensation.

These critical accounting policies and estimates by our management should be read in conjunction with the critical accounting policies and estimates included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on December 29, 2008.  The Company believes that at December 31, 2008, there has been no material change to this information except as follows:

Goodwill and Intangible Assets

As a final requirement to the goodwill impairment evaluation, the amount of impairment is determined by comparing the implied value of goodwill in a hypothetical purchase price allocation to the carrying amount of goodwill at the measurement date.  We expect to complete this analysis in our second fiscal quarter of 2009.  For additional information refer to Footnote 3 of this Quarterly Report on Form 10-Q.

Stock-Based Compensation

In October 2008, the Board of Directors approved the modification of incentive option grants (the “Repricing Plan”) totaling approximately 1.6 million shares.  The effect of the modification was to adjust the exercise price of the applicable options to the fair value of the underlying common stock on the date of modification.  In addition, the vesting period on the applicable options was reset to the standard three year term set forth in our incentive stock option plan.  We estimated the fair value of the stock option modifications using the Model and will record additional stock-based compensation of approximately $332 thousand over the three year vesting period.  While the Company believes that its estimates are based on outcomes that are reasonably likely to occur, if actual results significantly differ from those estimated or if future changes are made to the Company’s assumptions, the amount of recognized compensation expense could change significantly.  For additional information refer to Footnote 4 of this Quarterly Report on Form 10-Q.

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

In March 2008, the FASB issued Statement No.161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, as an amendment of FASB Statement No. 133. SFAS 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  We are currently evaluating the impact of the pending adoption of SFAS 161 on our consolidated financial statements.

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

In November 2008, the FASB ratified EITF Issue No. 08-06 (“EITF 08-06”), “Equity Method Investment Accounting Considerations”. EITF 08-06 addresses the accounting for equity method investments as a result of the accounting changes prescribed by SFAS No 141(R) and SFAS No. 160. EITF 08-06 clarifies the accounting for certain transaction and impairment considerations involving equity method investments.  EITF 08-06 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We do not believe that the adoption of EITF 08-06 will have a material impact on our consolidated financial statements.

In December 2008, the FASB issued EITF Issue No. 08-07 (“EITF 08-07”), “Accounting for Defensive Intangible Assets”. EITF 08-07 mandates that a defensive intangible asset should be accounted for as a separate unit of accounting. A defensive intangible asset is an asset that is acquired by an entity that does not intend to actively use the asset but is preventing others from obtaining access to the asset, except for intangible assets that are used in research and development activities. The defensive intangible asset should not be included as part of the cost of the entity’s existing intangible assets.   This standard is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Upon adoption of this standard, there will be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.

Item 3.   Qualitative and Quantitative Disclosures About Market Risk.

Not required

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except as described below, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Internal Controls over Financial Reporting

In connection with its audit of our financial statements as reported in our Annual Report on Form 10-KSB filed with the SEC on December 29, 2008, our external auditors, UHY LLP, were concerned that the Company had a control deficiency with regards to certain internal controls during the years ended September 30, 2008 and 2007. This control deficiency contributed to a material weaknesses in internal control with respect to accounting for revenue recognition and equity. A “material weakness” is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the financial statements or related disclosures will not be prevented or detected on a timely basis.

We plan to hire additional personnel, engage with expert consultants, provide training, and continue to make investments to enhance our systems and improve our internal controls, specifically in that areas of revenue recognition and equity.  We estimate that the additional cost of this combined effort will be approximately $300 thousand for the balance of fiscal 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceedings that we believe are material.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the fiscal quarter ended December 31, 2008. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Contingent Consideration

Objectware, Inc. – In conjunction with the earn-out provision of the merger agreement, we issued 148,148 shares of our common stock to the sole stockholder of Objectware, Inc. as contingent consideration payment.

Tenth Floor, Inc. – In conjunction with the earn-out provision of the merger agreement, we issued 98,764 shares of our common stock to the four stockholders of Tenth Floor, Inc. as contingent consideration payments.

Purple Monkey Studios, Inc. – In conjunction with the earn-out provision of the merger agreement, we issued 43,364 shares of our common stock to the two stockholders of Purple Monkey Studios, Inc. as contingent consideration payments.

The securities issued as contingent consideration were issued to U.S. investors in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Other

On October 8, 2008, in exchange for the cancellation of the same number of outstanding options, we granted options to purchase 1,621,489 shares of common stock with an exercise price equal to $.90 per share, the closing price of the common stock on such date.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

10.1
First Loan Modification Agreement dated as of December 29, 2008, between Bridgeline Software, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 31, 2008).

10.2
Intellectual Property Security Agreement dated as of December 29, 2008, between Bridgeline Software, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on December 31, 2008).

10.3
Loan and Security Agreement dated as of September 29, 2008, between Bridgeline Software, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on December 31, 2008).

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

Bridgeline Software, Inc.
(Registrant)

February 17, 2009	/s/ Thomas L. Massie
Date	Thomas L. Massie Chief Executive Officer (Principal Executive Officer)

February 17, 2009	/s/ Gary M. Cebula
Date	Gary M. Cebula Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	CEO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	CFO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).