Form 10-Q
period 2009-03-31
Bridgeline Software, Inc.
filed 2009-05-13
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

Common Stock, par value $0.001 per share, 11,132,827 outstanding as of May 13, 2009:

Bridgeline Software, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2009

Bridgeline Software, Inc. Quarterly Report on Form 10-Q For the Quarterly Period ended March 31, 2009
Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Software, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include our limited operating history, our license renewal rate, our ability to maintain our listing on the Nasdaq Capital Market, the impact of the global financial deterioration on our business, our inability to manage our future growth efficiently or profitably, our inability to find, complete and integrate additional acquisitions, the acceptance of our products, the performance of our products, our dependence on our management team and key personnel, our ability to hire and retain future key personnel or the impact of competition and our ability to maintain margins or market share.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Software, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Bridgeline Software, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2009	September 30, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,740	$1,911
Accounts receivable, net of allowance of $321 and $380, respectively	3,445	4,086
Unbilled receivables	791	1,576
Prepaid expenses and other current assets	430	467
Total current assets	7,406	8,040
Equipment and improvements, net	1,727	1,763
Definite-lived intangible assets, net	1,773	2,980
Goodwill	13,007	10,725
Other assets	614	751
Total assets	$24,527	$24,259
Liabilities and stockholders’ equity
Current liabilities:
Accounts Payable	$1,185	$1,770
Accrued liabilities	1,820	1,860
Line of credit	1,000	1,000
Capital lease obligations – current	76	105
Deferred revenue	1,220	1,176
Total current liabilities	5,301	5,911

Capital lease obligations, less current portion	99	139
Other long term liabilities	−	19
Total liabilities	5,400	6,069

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	−	−
Common stock - $0.001 par value; 20,000,000 shares authorized; 11,074,856 and 10,665,533 shares issued and outstanding, respectively	11	11
Additional paid-in capital	35,228	34,647
Accumulated deficit	(15,986)	(16,369)
Accumulated other comprehensive income	(126)	(99)
Total stockholders’ equity	19,127	18,190
Total liabilities and stockholders’ equity	$24,527	$24,259

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Operations
(Dollars in thousands except per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenue:
Application development services	$5,126	$4,782	$10,674	$8,462
Managed services	656	356	1,254	714
Product license & subscription	317	260	644	425
Total revenue	6,099	5,398	12,572	9,601
Cost of revenue:
Application development services	2,364	2,262	5,005	4,198
Managed services	171	91	305	164
Product license & subscription	147	106	270	119
Total cost of revenue	2,682	2,459	5,580	4,481
Gross profit	3,417	2,939	6,992	5,120
Operating expenses:
Sales & marketing	1,628	1,672	3,258	2,739
General & administrative	1,027	779	2,069	1,524
Research & development	284	132	635	298
Depreciation & amortization	227	240	592	434
Total operating expenses	3,166	2,823	6,554	4,995
Income from operations	251	116	438	125
Other expenses, net	—	(14)	—	(14)
Interest income (expense), net	(13)	10	(35)	38
Income before income taxes	238	112	403	149
Income taxes	20	—	20	—
Net income	$218	$112	$383	$149

Net income per share::
Basic	$0.02	$0.01	$0.04	$0.02
Diluted	$0.02	$0.01	$0.04	$0.02

Number of weighted average shares:
Basic	11,012,808	9,250,265	10,891,537	8,965,411
Diluted	11,058,933	9,349,102	10,938,201	9,067,113

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

		Six Months Ended March 31,
		2009	2008
Cash flows from operating activities:
Net income		$383	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		402	249
Amortization of intangible assets		342	210
Stock-based compensation		282	187
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and unbilled receivables		1,003	70
Other assets		37	(303)
Accounts payable and accrued liabilities		(642)	1
Deferred revenue		44	(485)
Total adjustments		1,468	(71)
Net cash provided by operating activities		1,851	78
Cash flows from investing activities:
Acquisitions, net of cash acquired		—	(924)
Contingent acquisition payments		(587)	(440)
Equipment and other asset expenditures	(7	(376)	(338)
Net cash used in investing activities		(963)	(1,702)
Cash flows from financing activities:
Proceeds from bank line of credit		2,000	—
Principal payments on bank line of credit		(2,000)	—
Principal payments on capital leases		(69)	(104)
Net cash used in financing activities		(69)	(104)
Net increase (decrease) in cash and cash equivalents		819	(1,728)
Effect of exchange rate on cash	1	10	—
Cash and cash equivalents at beginning of the period		1,911	5,219
Cash and cash equivalents at end of the period		$2,740	$3,491

Supplemental cash flow information:
Cash paid for:
Interest		$35	$32
Income taxes		$13	$—

Non cash activities:
Issuance of common stock for acquisitions		$—	$1,772
Issuance of common stock for contingent acquisition payments		$301	$133
Purchase of equipment through capital leases		$—	$70

The accompanying notes are an integral part of these consolidated financial statements

1. The Company and Summary of Significant Accounting Policies

Description of Business

Bridgeline Software, Inc. (“Bridgeline” or the “Company”), is a developer of Web application management software and web applications.  Bridgeline’s web application management software products, iAPPS®, Base10® and Orgitecture™, are primarily SaaS (software as a service) solutions that unify Content Management, Analytics, eCommerce, and eMarketing capabilities.  The Company’s in-house team of Microsoft® certified developers specialize in web application development, usability engineering, SharePoint development, rich media development, search engine optimization, and fully-managed application hosting.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its Indian subsidiary. All significant inter-company accounts and transactions have been eliminated. Certain prior year amounts in the Consolidated Financial Statements and notes thereto have been reclassified to conform to the current period’s presentation.  These  Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company’s annual Consolidated Financial Statements and the notes thereto for the fiscal year ended September 30, 2008, included in its Annual Report on Form 10-KSB.  Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2009 and the consolidated statements of operations and cash flows for the three and six months ended March 31, 2009 and 2008 are unaudited. The unaudited interim consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the years ended September 30, 2008 and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at March 31, 2009 and its results of operations and its cash flows for the six months ended March 31, 2009 and 2008. The results for the three and six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141 (“SFAS 141”), Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R requires an entity to record separately from the business combination the direct costs of an acquisition as expense, where previously these costs were included in the total allocated cost of the acquisition and capitalized.  SFAS 141R  requires an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R also requires an entity to recognize as an asset or liability at fair value certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally,

SFAS 141R requires an entity to recognize contingent consideration at the date of acquisition based on the fair value at that date.  This Statement is effective for business combinations completed in or after the first annual reporting period beginning on or after December 15, 2008, or after September 30, 2009 for the Company.  Early adoption of this standard is not permitted and the standard is to be applied prospectively only.  Upon adoption of this standard, there will be no impact to the Company’s results for acquisitions previously completed.   Only acquisitions completed after September 30, 2009 will be impacted.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  We are currently evaluating the impact of the pending adoption of FSP FAS 142-3 on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-06 (“EITF 08-06”), “Equity Method Investment Accounting Considerations”. EITF 08-06 addresses the accounting for equity method investments as a result of the accounting changes prescribed by SFAS No 141(R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). EITF 08-06 clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  EITF 08-06 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We do not believe that the adoption of EITF 08-06 will have a material impact on our consolidated financial statements.

In December 2008, the FASB issued EITF Issue No. 08-07 (“EITF 08-07”), “Accounting for Defensive Intangible Assets”. EITF 08-07 mandates that a defensive intangible asset should be accounted for as a separate unit of accounting. A defensive intangible asset is an asset that is acquired by an entity that does not intend to actively use the asset but is preventing others from obtaining access to the asset, except for intangible assets that are used in research and development activities. The defensive intangible asset should not be included as part of the cost of the entity’s existing intangible assets.   This standard is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Upon adoption of this standard there will be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.

2. Net Income per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed similarly to basic net income per share, except that the denominator is increased to include the dilutive effect of additional common shares that would have been outstanding from the exercise of outstanding stock options and warrants using the “treasury stock method”.  The computation of diluted earnings per share does not include the effect of outstanding stock options and warrants that are anti-dilutive. The Company has excluded all outstanding options and warrants with exercise prices less than market values at March 31, 2009 from the calculation of diluted weighted average shares outstanding because these securities were anti-dilutive for all periods presented.  There were 2,026,455 and 1,529,359 excluded equity instruments at March 31, 2009 and 2008, respectively.

3. Goodwill and Intangible Assets

The Company accounts for goodwill in accordance with SFAS No. 142, which requires that the Company review goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.  In accordance with SFAS No. 142, a two-step process is used to (i) identify the potential impairment and to (ii) measure the amount of impairment. The impairment is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill.

In the fourth quarter of fiscal 2008,  the Company completed  its annual impairment test.  As a result of (i) economic factors impacting the Company’s business (ii)  an overall decline in organic revenue growth in the second half of fiscal 2008,  and (iii) a material decline in  the Company’s stock price since September 30, 2007,  the Company determined  that there was an  impairment triggering event as provided in SFAS No. 142. At the time of filing of the Company’s Annual Report on Form 10-KSB, the second step of the impairment analysis had not been finalized and the Company recorded its best estimate of impairment of $9.8 million. The final measurement of the impairment was completed during the quarter ended March 31, 2009 resulting in no change from the original estimate.  The Company also determined that no additional impairment was incurred during the six months ended March 31, 2009.

Changes in the balance of goodwill for the sixth months ended March 31, 2009 are as follows:

For the
Six Months Ended
March 31, 2009

Goodwill balance at beginning of period	$10,725
Contingent acquisition payments	888
Purchase price allocation adjustments	1,394
Goodwill balance at end of period	$13,007

Contingent acquisition payments include approximately $301 thousand in payments satisfied by the issuance of approximately 409,324 shares of common stock at an average per share price of $0.85 during the six month period ending March 31, 2009 in accordance with the terms of the applicable merger agreements.

In accordance with SFAS No. 141, in the three month period ending March 31, 2009 the Company recorded purchase price allocation adjustments of approximately $1.4 million.  These purchase price allocation adjustments affected previously recorded amounts for unbilled receivables, customer relationships and non-compete agreements, principally related to the Company’s acquisition of Tenth Floor, Inc. and Indigio Group, Inc. completed in fiscal Q208 and fiscal Q408, respectively.  The Company engaged a third party valuation firm to assist management in determining the fair value of the definite-lived intangible assets.

The Company’s definite-lived intangible assets are summarized as follows:

As of March 31, 2009

	Gross Asset	Accumulated Amortization	Impairment	Net Amount
Intangible assets;

Domain and trade names	$39	$(19)	$(13)	$7
Customer related	2,721	(1,055)	(63)	1,603
Acquired software	362	(199)	–	163

Total intangible assets	$3,122	$(1,273)	$(76)	$1,773

The Company recognized an impairment charge of $76 thousand to definite-lived intangible assets in the fourth quarter of its fiscal year ended September 30, 2008.  The Company determined that there was no additional impairment to definite-lived intangible assets during the six months ended March 31, 2009.

4. Stock Based Compensation

Stock-Based Compensation

The Company accounts for stock compensation awards in accordance with SFAS No. 123R, Share-Based Payments (“SFAS 123R”).  The Company adopted SFAS 123R on October 1, 2006.  Because it used the fair-value-based method for disclosure under SFAS 123, it adopted SFAS 123R using the modified prospective application.

The Company has an Incentive Stock Option program in place to retain and motivate key employees.  In October 2008, the Board of Directors approved a modification (the “Repricing Plan”) for each holder of stock options of the Company.  The Repricing Plan was an offer to modify existing outstanding stock options by reducing the granted exercise price with a lower exercise price equal to the current fair market of the common stock on the date of the modification with a new three year vesting schedule.

The Company accounted for the modification of stock options in accordance with SFAS No. 123R.  The fair value of the modified options was calculated using the difference in value between the original terms and the new terms as of the modification date. The incremental cost of the modified option over the original option will be recognized as additional compensation expense over the reset three year vesting period.

At March 31, 2009, the Company maintained two stock-based compensation plans.  The Bridgeline Software, Inc. 2000 Stock Incentive Plan, as amended has 2.0 million shares reserved for issuance with a contractual life of up to ten years.  In connection with the Company’s merger with Lead Dog Digital, Inc. in February 2002, the Company assumed Lead Dog’s 2001 Stock Option Plan (the “Lead Dog Plan”). Options under the Lead Dog Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the shares on the date of grant.  No option grants have been issued under the Lead Dog Plan subsequent to the February 2002 merger.

The Company granted the following stock options under the Bridgeline Software, Inc. 2000 Stock Incentive Plan, as amended, during the three and six months ended March 31, 2009:

		Weighted Average Per Share
		Weighted	Estimated	Intrinsic
		Average	Fair Value of	Value
	Options	Exercise	Common Stock	at Grant
	Granted	Prices	at Grant Date	Date
Three Months Ended March 31, 2009	152,000	$0.72	$0.64 – 0.81	$–
Six Months Ended March 31, 2009	1,816,989	$0.89	$0.64 – 1.22	$–

The  assumptions used by the Company to calculate  compensation expense in accordance with SFAS 123R for stock options granted to employees and directors follows:

					Expected	Option
	Stock	Stock	Risk Free	Dividend	Option Life	Exercise
	Prices	Volatility	Rate of Return	Rate	in Years	Prices
Three Months Ended March 31, 2009	$ 0.50 - $1.22	43.0%	1.36% - 1.76%	0%	6.5	$ 0.64 - $0.81
Six Months Ended March 31, 2009	$ 0.50 - $1.40	43.0%	1.36% - 2.82%	0%	6.5	$ 0.64 - $1.22

Price ranges of outstanding and exercisable options as of March 31, 2009 are summarized below:

Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.0030	6,667	3.50	$0.0030	6,667	$0.0030
$0.3573	3,220	2.91	$0.3573	3,220	$0.3573
$0.6400	60,000	9.87	$0.6400	−	$0.6400
$0.7500	67,500	9.80	$0.7500	−	$0.7500
$0.8100	22,500	9.79	$0.8100	−	$0.8100
$0.9000	1,561,539	9.53	$0.9000	−	$0.9000
$1.0600	22,500	9.56	$1.0600	−	$1.0600
$1.0716	8,539	2.91	$1.0716	8,539	$1.0716
$1.2200	20,000	9.55	$1.2200	−	$1.2200
$2.5000	3,500	9.03	$2.5000	−	$2.5000
$3.0000	4,916	3.54	$3.0000	−	$3.0000
$3.5900	1,000	8.71	$3.5900	−	$3.5900
$3.7500	1,000	5.92	$3.7500	−	$3.7500
	1,782,881			18,426

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered By Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Balance, September 30, 2008	1,728,691	$0.003 to 4.900	$3.06
Granted	1,816,989	0.640 to 1.220	0.89
Exercised	−	−	−
Cancelled or Modified	(1,621,489)	0.900 to 4.900	3.05
Forfeited	(141,310)	0.750 to 4.600	1.49
Balance, March 31, 2009	1,782,881	$0.003 to $3.75	$0.90	9.47	$468,528

 Compensation expense is generally recognized on a graded straight-line basis over the vesting period of grants. As of March 31, 2009, the Company had approximately $796 thousand of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through fiscal 2012.  Options granted and outstanding include approximately 1.6 million options that were modified in accordance with the Repricing Plan.  The Company estimated the fair value of the stock option modifications using the Black-Scholes-Merton Option Valuation Model (the “Model”) and will record additional stock-based compensation of approximately $323 thousand over the three year vesting period.

5. Acquisitions

Indigio Group, Inc.

On July 1, 2008, the Company acquired all the outstanding stock of Indigio Group, Inc. (“Indigio”), a Denver, Colorado-based web development company that provides web application development, web design, usability, and search engine optimization services. The acquisition of Indigio expanded the geographical presence of the Company consistent with its expansion strategy.  Consideration for the acquisition consisted of (i) $600,000 in cash, (ii) 1,127,810 shares of Bridgeline common stock, (iii) the payment of $195,000 of indebtedness owed by Indigio, and (iv) contingent consideration of up to $2.1 million payable in cash quarterly over 14 consecutive calendar quarters after the acquisition.  The contingent consideration is based upon the attainment by the acquired entity of certain defined operating goals and objectives. The Company accounts for contingent payments as additional purchase price which will be allocated to goodwill.

To date $113 thousand has been recorded as an increase to goodwill under this arrangement. At March 31, 2009, the maximum remaining future consideration payable pursuant to this arrangement is approximately $2 million.

Tenth Floor, Inc.

On January 31, 2008, the Company acquired all the outstanding stock of Tenth Floor, Inc. (“Tenth Floor”),  a Cleveland, Ohio based web application development company that developed its own SaaS-based web application management software product named BASE-10. Bridgeline acquired Tenth Floor for total value of approximately $4 million, including the purchase of approximately $650,000 of Tenth Floor net working capital (cash, accounts receivable, less certain liabilities). This value consisted of $504,000 in cash, $96,000 of repayment of a bank line of credit, 640,000 shares of Bridgeline common stock, and the opportunity to receive up to an additional $1.2 million in cash over a 12 quarter period based on the attainment of certain minimum operating income goals and objectives.

As of March 31, 2009, $467 thousand has been recorded as an increase to goodwill under this arrangement and the maximum remaining future consideration  is approximately $733 thousand.

The following table summarizes the estimated fair values of the net assets acquired through the acquisitions of Tenth Floor and Indigio:

Net assets acquired:
Cash	$38
Other current assets	1,399
Equipment	314
Other assets	88
Intangible assets	1,179
Goodwill	5,617
Total assets	8,635
Current liabilities	1,547
Capital lease obligations	189
Total liabilities assumed	1,736
Net assets acquired	$6,899

Purchase price:
Cash paid	$1,430
Equity exchanged	4,992
Options issued and exchanged	81
Closing costs and fees	396
Total purchase price	$6,899

Of the $1.2 million in intangible assets, $737 thousand was assigned to customer relationships with an average useful life of five years, $175 thousand was assigned to noncompetition agreements with an average estimated life of five years and $267 thousand was assigned to acquired technology with an average estimated life of three years.

6.    Indebtedness

Credit Facility Borrowings

In September 2008, the Company entered into a loan and security agreement with Silicon Valley Bank that provided for a revolving working capital line of credit of up to the lesser of (a) $1.25 million and (b) 80% of eligible accounts receivable, subject to specified adjustments. Borrowings under the credit line were due in September 2009,  and subject to interest at 1.0% above the prime rate. The prime rate was 5.0% per annum at September 30, 2008. All  borrowings  were secured by all of the Company’s accounts receivable, investment property and financial assets. As of September 30, 2008, the Company had a balance outstanding under the credit line of $1 million which was repaid  in October 2008.

In December 2008, the Company amended its loan and security agreement with Silicon Valley Bank.  The amendment provides for an increase in the revolving working capital line of credit for up to the lesser of (a) $3.0 million and (b) 80% of eligible accounts receivable, subject to specified adjustments.  Borrowings under the amended working capital line bear interest at 2.0% above the prime rate, with a minimum interest rate of 8.0%.  All borrowings are secured by all of the Company’s assets.  As of March 31, 2009, the Company had a balance outstanding under the credit line of $1 million   which was repaid in April 2009.

7.    Income Taxes

The Company accounts for income taxes under the provisions of SFAS 109, Accounting for Income Taxes, using the liability method. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company calculates its income tax liability in accordance with FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. The Company is subject to audit by the IRS and various states for tax years 2004 to 2008.

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

iAPPS® and Orgitecture are software products delivered through a SaaS business model, in which we deliver our software over the Internet while providing maintenance, daily technical operations and support.  iAPPS® provides a flexible architecture so perpetual licensing of the software is available as well.  The Company has standardized on its flagship iAPPS product suite and plans to sun-set Orgitecture in 2010.

Bridgeline’s team of certified Microsoft developers specialize in end-to-end web application development, information architecture, usability engineering, SharePoint development, rich media development, search engine optimization, and web application hosting management.

Results of Operations

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Total revenue	$6,099	$5,398	13%	$12,572	$9,601	31%
Gross profit	$3,417	$2,939	16%	$6,992	$5,120	37%
Income from operations	$251	$116	116%	$438	$125	250%
Net income	$218	$112	95%	$383	$149	157%
EBITDA	$697	$547	27%	$1,462	$861	70%

Revenue

The Company’s revenue is derived from three sources: (i) Application development services (ii) Managed services and (iii) Product licenses and subscriptions.  The Company reported total revenue of $ 6.1 million for the three months ended March 31, 2009 as compared with $5.4 million for the three months ended March 31, 2008, an increase of 13%.  Total revenue was $12.6 million for the six months ended March 31, 2009 as compared with $9.6 million for the six months ended March 31, 2008, an increase of 31%.

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Application development services	$5,126	$4,782	7%	$10,674	$8,462	26%
Percentage of total revenue	84%	89%		85%	88%

Managed services	$656	$356	84%	$1,254	$714	76%
Percentage of total revenue	11%	7%		10%	7%

Product licenses and subscriptions	$317	$260	22%	$644	$425	52%
Percentage of total revenue	5%	5%		5%	4%

Total revenue	$6,099	$5,398	13%	$12,572	$9,601	31%

Application development services revenue increased 7% and 26% for the three and six months ended March 31, 2009, respectively, compared to the three and six months ended March 31, 2008, respectively.  Managed services revenue increased 84% and 76% for the three and six months ended March 31, 2009, respectively, compared to the three and six months ended March 31, 2008, respectively. The increases in application development services and managed services revenue are largely attributable to acquisitions completed after the first fiscal quarter of 2008  combined with additional revenue derived from new customer accounts secured in the first two quarters of fiscal 2009, net of customer attrition.  The decrease in application development services revenue as a percentage of total revenue is attributable to a direct effort to affect the Company’s revenue mix towards higher margin software sales.  Product license and subscription revenue increased 22% and 52% for the three and six months ended March 31, 2009, respectively, compared to the three and six months ended March 31, 2008, respectively.  This increase is principally attributable to an increase in SaaS subscription revenue from customers acquired from acquisitions completed after December 31, 2007, combined with increase in both SasS and perpetual license revenues in three and six month comparable periods.

The Company had approximately 679 customers at March 31, 2009 compared with approximately 528 customers at March 31, 2008, an increase of 29%.   Approximately 414 of the Company’s customers or 61% pay a monthly subscription fee or a monthly managed services fee.

For all periods presented, the Company did not have any customer that represented greater than 10% of total revenue.

Cost of Revenue	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Cost of application development services	$2,364	$2,262	5%	$5,005	$4,198	19%
Percentage of total revenue	46%	47%		47%	50%

Cost of managed services	$171	$91	88%	$305	$164	86%
Percentage of total revenue	26%	26%		24%	23%

Cost of product licenses and subscriptions	$147	$106	39%	$270	$119	127%
Percentage of total revenue	46%	41%		42%	28%

Total cost of revenue	$2,682	$2,459	9%	$5,580	$4,481	25%

Cost of application development services increased 5% and 19% for the three and six months ended March 31, 2009, respectively, compared to the three and six months ended March 31, 2008, respectively.  Cost of managed services increased 88% and 86% for the three and six months ended March 31, 2009, respectively, compared to the three and six months ended March 31, 2008, respectively. Cost of product licenses and subscriptions increased 39% and 127% for the three and six months ended March 31, 2009, respectively, compared to the three and six months ended March 31, 2008, respectively.  The increase in cost of application development services and cost of managed services are largely attributable to increases in direct labor costs and co-managed facility costs to deliver the related increased revenue.   The increases in cost of product licenses and subscriptions are largely attributable to amortization of capitalized software development costs pursuant to SFAS No. 86, , Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”) which began during the quarter ended December 31, 2008, combined with additional costs to support the infrastructure of our hosting environment.

The cost of application development services as a percentage of application development services revenue decreased to 46% from 47%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  The cost of application development services as a percentage of application development revenues decreased to 47% from 50%, for the six months ended March 31, 2009 compared to the six months ended March 31, 2008. The decrease in cost of application development as a percentage of application development revenue in both the three and six month comparable periods is attributable to an effort to shift more customers to the SaaS model and less focus on customized solutions. Additionally, higher utilization of billable resources resulted in more efficient delivery of application development engagements in the three and six-month periods ended March 31, 2009.

The cost of managed services as a percentage of managed services revenue for the three months ended March 31, 2009 and 2008 respectively remained consistent at 26%.   The cost of managed services as a percentage of managed services revenue increased slightly to 24% from 23% for the six months ended March 31, 2009 compared to the six months ended March 31, 2008. The continued reduction in the cost of managed services as a percentage of managed services revenue during the six month comparable periods compared with the three month comparable periods is primarily attributable to managed services revenue increasing at a more rapid pace than our costs as we continue to leverage capacity in our co-managed facility thus reducing the overall cost as a percentage of revenue.

The cost of product license and subscription revenue as a percentage of revenue derived from product licenses and subscriptions increased to 46% from 41% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  The cost of product licenses increased to 42% from 28% for the six months ended March 31, 2009 as compared with the six months ended March 31, 2008. The increases in both periods are largely attributable to amortization of capitalized software development costs pursuant to SFAS No. 86 which began during the quarter  ended December 31, 2008, combined with additional costs to support the infrastructure of our hosting environment.

Gross Profit

Gross profit  was $3.4 million for the three months ended March 31, 2009  as compared with  $2.9 million  for the three months ended March 31, 2008, an increase of 16%,  Gross profit was $7.0 million for the six months ended March 31, 2009  as compared with $5.1 million  for the six months ended March 31, 2008, an increase of  37%.  The increase in gross profit is attributable to acquisitions completed subsequent to December 31, 2007 combined with increases in higher margin license and subscription revenue and away from application development services.  As a result of these factors, gross profit margins showed a modest increase for the three months ended March 31, 2009 to 56% of revenue, compared to 54% in the same period in 2008.   Gross profit margins increased to 56% of revenue, for the six months ended March 31, 2009 compared to 53% in the same period in 2008.

Operating Expenses	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Sales & marketing expenses	$1,628	$1,672	(3%)	$3,258	$2,739	19%
Percentage of total revenue	27%	31%		26%	29%

General & administrative expenses	$1,027	$779	32%	$2,069	$1,524	36%
Percentage of total revenue	17%	14%		16%	16%

Research & development expenses	$284	$132	115%	$635	$298	113%
Percentage of total revenue	5%	2%		5%	3%

Depreciation & amortization	$227	$240	(5%)	$592	$434	36%
Percentage of total revenue	4%	4%		5%	5%

Sales and marketing expenses decreased $44 thousand or 3% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, and increased $519 thousand or 19% for the six months ended March 31, 2009 compared to the six months ended March 31, 2008.  The decrease in the three months ending March 31, 2009 compared to the three months ending March 31, 2008 is principally attributable to a reduction in staff effective in December 2008 combined with a reduction in variable compensation expenses   The increase for the six months ending March 31, 2009 compared with the same period in 2008 is primarily attributable to salaries and operating expenses attributable to acquisitions completed subsequent to March 31, 2008 combined with additional costs related to expanding the sales force and marketing efforts prior to January 1, 2009 to support sales growth. For the first two quarters of fiscal 2009, sales and marketing expenses as a percentage of revenue decreased slightly to 26% of revenue, compared to 29% in same period of fiscal 2008.

General and administrative expenses increased $248 thousand or 32% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, and $545 thousand or 36% for the six months ended March 31, 2009 compared to the six months ended March 31, 2008.  These increases are principally due to increases in stock-based compensation expense and increases in personnel, recruiting, consulting and professional service fees associated with systems enhancements and internal and public financial reporting.  For the two quarters of fiscal 2009, general and administrative expenses as a percentage of revenue remained consistent at 16% of revenue, compared to 16% in the same period of fiscal 2008.  We believe that costs for additional personnel and consultants may increase general and administrative expenses as a percentage of revenue in future periods of fiscal 2009 as the company undertakes its implementation of Sarbanes-Oxley Section 404(b) compliance.  .

Research and development expenses increased $152 thousand or 115% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, and $337 thousand or 113% for the six months ended March 31, 2009 compared to the six months ended March 31, 2008.  For the six months ended March 31, 2008, we capitalized approximately $176 thousand of software development costs in accordance with SFAS No. 86.  In the six months ended March 31, 2009, there were no significant costs qualifying for capitalization under SFAS 86.  The remaining increase in expenses for research and development were for personnel costs incurred to develop our new on-demand software products, iAPPS Framework, iAPPS Content Manager, iAPPS Analytics and iAPPS eCommerce. The Company will continue to invest in product enhancements throughout fiscal 2009.

Depreciation and amortization expense was $227 thousand as compared with $240 thousand, a 5% decrease for the three months ended March 31, 2009 as compared with 2008.  This decrease was principally attributable to an adjustment to amortization of definite-lived intangibles assets resulting from the final purchase price allocation for the Indigio Group, Inc. acquisition based on input from an independent third party valuation firm.  Depreciation and amortization expense was $592 thousand as compared with $434 thousand, a 36% increase for the six months ended March 31, 2009 compared with 2008.  This increase is largely attributable to additional amortization expenses on intangible assets resulting from acquisitions consummated subsequent to December 31, 2007, combined with additional amortization charges on leasehold improvements related to office facilities in Illinois and Virginia that commenced in the quarters ending September 30, 2008 and December 31, 2008, respectively.

Income from Operations

Income from operations was $251 thousand and $116 thousand, an increase of 116% for the three months ended March 31, 2009 as compared with 2008.  Income from operations was $438 thousand and $125 thousand, an increase of 250% for the six months ended March 31, 2009 as compared with 2008.  The improvement is largely attributable to our ability to leverage our existing infrastructure while revenue continues to grow.  We also continued to shift our revenue towards our higher margin licensed products which are sold either on a perpetual license or subscription basis.  Our ability to leverage our existing infrastructure and change our revenue mix provides an opportunity to increase operating margins in excess of our costs as the Company grows.

Income Tax Provision

The Company recorded an income tax provision of $20 thousand and $20 thousand for the three and six-month periods ended March 31, 2009, respectively compared to an income tax provision $0 and $0 for the three and six-month periods ended March 31, 2008, respectively.  The provision represents the estimated income tax liability for alternative minimum tax, as the availability of our net operating loss carryforwards are estimated to be sufficient to offset any potential federal taxable income for all periods presented.  The income tax provision for alternative minimum tax is based on the estimated year-to-date effect resulting from temporary differences derived from alternative treatments of items for tax and accounting purposes, reduced by alternative minimum tax net operating loss carryforwards to the extent allowed.

EBITDA

We also measure our performance based on a non-GAAP measurement of earnings before interest, taxes, depreciation, and amortization and before stock compensation expense (EBITDA before stock compensation expense).  For the three months ended March 31, 2009, EBITDA before stock compensation expense was $697 thousand, compared with $547 thousand in the same period in 2008, an improvement of $150 thousand or 27%. For the six months ended March 31, 2009, EBITDA before stock compensation expense was $1.5 million, compared with $861 thousand in the same period in 2008, an improvement of $601 thousand or 70%.  We continue to be encouraged by the improvement in our EBITDA results for the first and second quarters of fiscal 2009, and believe EBIDTA before stock compensation expense is an important measure for management.  We believe that this measure is an indicator of cash flow being generated from our operations.

A table showing the calculation of EBITDA is included below.

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Net income	$218	$112	95%	$383	$149	157%
Plus:
Interest & tax expense	31	14	121%	53	32	66%
Depreciation & amortization	303	289	5%	744	493	51%
Stock compensation	145	132	10%	282	187	51%
EBITDA	$697	$547	27%	$1,462	$861	70%

Liquidity and Capital Resources

Cash provided from operations was $1.9 million for the six month period ended March 31, 2009, compared to $78 thousand in the same period in fiscal 2008.  This improvement is largely attributable to the increase in net income and favorable changes in working capital, including the collection of $1.0 million in accounts receivable.  As we continue to grow, our estimated cash from operations combined with availability under our line of credit is projected to generate sufficient funds to offset any uses of cash resulting from increases in working capital needs.

Cash used in investing activities was $1.0 million to fund capital expenditures and contingent acquisition payments during the first six months of fiscal 2009, compared with $1.7 million during the first six months of fiscal 2008, which also included payment of $924 thousand for acquisitions.

Cash used in financing activities was $69 thousand to repay amounts under capital leases, during the first six months of 2009.  During the six months ended March 31, 2009 we repaid $2 million on the bank credit line, $1 million that was outstanding at September 30, 2008 and $1 million that was outstanding at December 31, 2008.  In addition, as a result of working capital needs, we borrowed $1 million under the bank credit line during the three months ended March 31, 2009, which was repaid in April 2009.

In the first two quarters of fiscal 2009 we generated net income.  Prior to that, we incurred annual losses since commencement of operations in 2000 and have used a significant amount of cash to fund our operations since inception. As a result, we had an accumulated deficit of approximately $16 million at March 31, 2009.

Capital Resources and Liquidity Outlook

We believe that cash requirements for capital expenditures will be approximately $225,000 for the remainder of fiscal 2009.

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

Contractual Obligations

We lease our facilities in the United States and India.  Our other contractual obligations include certain equipment acquired under capitalized lease agreements that begin to expire in fiscal 2009.  In November 2008 upon expiration of our facility lease in Washington, DC, we entered into a new lease agreement for 4,801 square feet of professional office space in Arlington, VA.  The term of the lease is sixty-six (66) months and we capitalized approximately $240,000 in construction costs as leasehold improvements that will be amortized ratably as depreciation expense over the term of the lease.  Except for the new Arlington, VA facility lease, we have no contractual obligations extending beyond five years, and there were no other material leases entered into during the quarter ended March 31, 2009.

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

The Company’s significant accounting policies were prepared in accordance with US GAAP. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	Allowance for doubtful accounts;
•	Accounting for Cost of Computer Systems to be Sold, Leased or Otherwise Marketed;
•	Revenue recognition;
•	Accounting for goodwill and other intangible assets; and
•	Accounting for stock-based compensation.

These critical accounting policies and estimates by our management should be read in conjunction with the critical accounting policies and estimates included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on December 29, 2008.  The Company believes that at March 31, 2009, there has been no material change to this information except as follows:

Goodwill and Intangible Assets

As a final requirement to the goodwill impairment evaluation, the amount of impairment is determined by comparing the implied value of goodwill in a hypothetical purchase price allocation to the carrying amount of goodwill at the measurement date.  The Company completed the final measurement of its goodwill  impairment during the three months ending March 31, 2009, for which an estimated impairment charge was taken  September 30, 2008, resulting in no change from the original estimate.  For additional information refer to Footnote 3 of this Quarterly Report on Form 10-Q.

Stock-Based Compensation

In October 2008, the Board of Directors approved the modification of incentive option grants (the “Repricing Plan”) totaling approximately 1.6 million shares.  The effect of the modification was to adjust the exercise price of the applicable options to the fair value of the underlying common stock on the date of modification.  In addition, the vesting period on the applicable options was reset to the standard three year term set forth in our incentive stock option plan.  We estimated the fair value of the stock option modifications using the Model and will record additional stock-based compensation of approximately $323 thousand over the three year vesting period.  While the Company believes that its estimates are based on outcomes that are reasonably likely to occur, if actual results significantly differ from those estimated or if future changes are made to the Company’s assumptions, the amount of recognized compensation expense could change significantly.  For additional information refer to Footnote 4 of this Quarterly Report on Form 10-Q.

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

In November 2008, the FASB ratified EITF Issue No. 08-06 (“EITF 08-06”), “Equity Method Investment Accounting Considerations”. EITF 08-06 addresses the accounting for equity method investments as a result of the accounting changes prescribed by SFAS No 141(R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). EITF 08-06 clarifies the accounting for certain transaction and impairment considerations involving equity method investments.  EITF 08-06 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We do not believe that the adoption of EITF 08-06 will have a material impact on our consolidated financial statements.

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

As of March 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except as described below, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Internal Controls over Financial Reporting

In connection with its audit of our financial statements as reported in our Annual Report on Form 10-KSB filed with the SEC on December 29, 2008, our external auditors, UHY LLP, were concerned that the Company had a control deficiency with regards to certain internal controls during the years ended September 30, 2008 and 2007. This control deficiency contributed to a material weakness in internal control with respect to accounting for revenue recognition and equity. A “material weakness” is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the financial statements or related disclosures will not be prevented or detected on a timely basis.

We plan to hire additional personnel, engage with expert consultants, provide training, and continue to make investments to enhance our systems and improve our internal controls, specifically in the areas of revenue recognition and equity.  We estimate that the additional cost of this combined effort will be approximately $200 thousand for the balance of fiscal 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceedings that we believe are material.

Item 1A.    Risk Factors.

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the fiscal quarter ended March 31, 2009. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Contingent Consideration

Objectware, Inc. – In conjunction with the earn-out provision of the merger agreement, we issued 114,048 shares of our common stock to the sole stockholder of Objectware, Inc. as contingent consideration payment.

The securities issued as contingent consideration were issued to U.S. investors in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Other

During the fiscal quarter ended March 31, 2009, the Company granted 152,000 incentive stock options under its 2000 Stock Incentive Plan, as amended, at a weighted average exercise price of $0.72 per share.

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

Bridgeline Software, Inc.
(Registrant)

May 13, 2009	/s/ Thomas L. Massie
Date	Thomas L. Massie Chief Executive Officer (Principal Executive Officer)

May 13, 2009	/s/ Gary M. Cebula
Date	Gary M. Cebula Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	CEO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	CFO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).