Form 10-Q
period 2009-06-30
Bridgeline Software, Inc.
filed 2009-08-13
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of August 12, 2009 was 11,132,827.

Bridgeline Software, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2009

Index

Bridgeline Software, Inc. Quarterly Report on Form 10-Q For the Quarterly Period ended June 30, 2009
Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Software, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include our limited operating history, our license renewal rate, our ability to maintain our listing on the Nasdaq Capital Market, the impact of the global financial deterioration on our business, our inability to manage our future growth efficiently or profitably, our inability to find, complete and integrate additional acquisitions, the acceptance of our products, the performance of our products, our dependence on our management team and key personnel, our ability to hire and retain future key personnel or the impact of competition and our ability to maintain margins or market share.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Software, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Bridgeline Software, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$2,833	$1,911
Accounts receivable, net	4,073	5,662
Prepaid expenses and other current assets	255	467
Total current assets	7,161	8,040
Equipment and improvements, net	1,594	1,763
Definite-lived intangible assets, net	1,632	2,980
Goodwill	13,491	10,725
Other assets	653	751
Total assets	$24,531	$24,259

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$722	$1,770
Accrued liabilities	1,420	1,529
Line of credit	1,250	1,000
Capital lease obligations – current	80	105
Deferred revenue	924	1,176
Total current liabilities	4,396	5,580

Capital lease obligations, less current portion	79	139
Other long term liabilities	488	350
Total liabilities	4,963	6,069

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	−	−
Common stock - $0.001 par value; 20,000,000 shares authorized; 11,132,827 and 10,665,533 shares issued and outstanding, respectively	11	11
Additional paid-in capital	35,478	34,647
Accumulated deficit	(15,808)	(16,369)
Accumulated other comprehensive income	(113)	(99)
Total stockholders’ equity	19,568	18,190
Total liabilities and stockholders’ equity	$24,531	$24,259

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Operations
(Dollars in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Application development services	$5,172	$4,790	$15,846	$13,252
Managed services	597	512	1,851	1,226
Subscription and perpetual licenses	235	398	879	823
Total revenue	6,004	5,700	18,576	15,301

Cost of revenue:
Application development services	2,421	2,374	7,426	6,572
Managed services	146	129	451	293
Subscription and perpetual licenses	136	128	406	247
Total cost of revenue	2,703	2,631	8,283	7,112
Gross profit	3,301	3,069	10,293	8,189

Operating expenses:
Sales & marketing	1,478	1,658	4,736	4,397
General & administrative	979	993	3,048	2,517
Research & development	336	108	971	406
Depreciation & amortization	319	270	911	704
Total operating expenses	3,112	3,029	9,666	8,024
Income from operations	189	40	627	165
Other income (expense), net	—	28	—	14
Interest income (expense), net	—	(1)	(35)	37
Income before income taxes	189	67	592	216
Income taxes	11	—	31	—
Net income	$178	$67	$561	$216

Net income per share:
Basic	$0.02	$0.01	$0.05	$0.02
Diluted	$0.02	$0.01	$0.05	$0.02

Number of weighted average shares:
Basic	11,109,256	9,489,159	10,960,777	9,139,356
Diluted	11,160,082	9,589,777	11,009,264	9,261,419

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$561	$216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	604	395
Amortization of intangible assets	538	429
Stock-based compensation	463	340
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and unbilled receivables	1,167	(525)
Prepaid expenses and other assets	148	(724)
Accounts payable and accrued liabilities	(1,349)	(6)
Deferred revenue	(252)	(630)
Other liabilities	138	8
Total adjustments	1,457	(713)
Net cash provided by (used in) operating activities	2,018	(497)

Cash flows from investing activities:
Equipment and other asset expenditures	(405)	(618)
Acquisitions, net of cash acquired	—	(924)
Contingent acquisition payments	(846)	(731)
Net cash used in investing activities	(1,251)	(2,273)

Cash flows from financing activities:
Proceeds from bank line of credit	3,250	—
Principal payments on bank line of credit	(3,000)	—
Principal payments on capital leases	(85)	(172)
Net cash provided by (used in) financing activities	165	(172)
Net increase (decrease) in cash and cash equivalents	932	(2,942)
Effect of exchange rate on cash	(10)	(3)
Cash and cash equivalents at beginning of the period	1,911	5,219
Cash and cash equivalents at end of the period	$2,833	$2,274

Supplemental cash flow information:
Cash paid for:
Interest	$42	$47
Income taxes	$13	$—

Non cash activities:
Issuance of common stock for acquisitions	$—	$1,772
Issuance of common stock for contingent acquisition payments	$368	$133
Purchase of equipment through capital leases	$—	$70
Equipment and other assets included in accounts payable	$34	$88
Accrued contingent consideration	$470	$350

The accompanying notes are an integral part of these consolidated financial statements

BRIDGELINE SOFTWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.     The Company and Summary of Significant Accounting Policies

Description of Business

Bridgeline Software, Inc. (“Bridgeline” or the “Company”), is a developer of web application management software and interactive business technology solutions.  Bridgeline’s web application management software products, iAPPS®, Base10® and Orgitecture™, are primarily SaaS (software as a service) solutions that unify web Content Management, Analytics, eCommerce, and eMarketing capabilities.  The Company’s in-house team of Microsoft Gold® certified developers specialize in developing interactive business technology solutions that include web application development, usability engineering, SharePoint development, rich media development, search engine optimization, and fully-managed application hosting.

The Company’s principal office is located at 10 Sixth Road, Woburn, Massachusetts, and it maintains regional offices in New York, NY; Arlington, VA; Atlanta, GA; Chicago, IL; Cleveland, OH and Denver, CO.  The Company also operates a wholly owned subsidiary, Bridgeline Software Pvt. Ltd,, as its .Net development center located in Bangalore, India. The Company maintains a website at www.bridgelinesw.com.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its Indian subsidiary. All significant inter-company accounts and transactions have been eliminated. Certain prior year amounts in the Consolidated Financial Statements and notes thereto have been reclassified to conform to the current period’s presentation.  These  Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company’s annual Consolidated Financial Statements and the notes thereto for the fiscal year ended September 30, 2008, included in its Annual Report on Form 10-KSB.  Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2009 and the consolidated statements of operations and cash flows for the three and nine months ended June 30, 2009 and 2008 are unaudited. The unaudited interim consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2008 and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at June 30, 2009 and its results of operations and its cash flows for the nine months ended June 30, 2009 and 2008. The results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2009. The accompanying September 30, 2008 condensed consolidated balance sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements. Certain amounts from the prior period financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this Statement for its quarter ending September 30, 2009. There will be no change to the Company’s Consolidated Financial Statements due to the implementation of this Statement.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009.  The Company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial position, results of operations or cash flows. We evaluated subsequent events through August 13, 2009, the date of filing of these unaudited interim consolidated financial statements, and concluded there are no material subsequent events requiring adjustment to or disclosure in these financial statements.

BRIDGELINE SOFTWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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

BRIDGELINE SOFTWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

2.     Accounts Receivable

Accounts receivable consists of the following:
	June 30,	September 30,
	2009	2008
Accounts receivable	$3,669	$4,466
Unbilled receivables	753	1,576
Allowance for doubtful accounts	(349)	(380)
Accounts receivable, net	$4,073	$5,662

3.     Acquisitions

Indigio Group, Inc.

On July 1, 2008, the Company acquired all the outstanding stock of Indigio Group, Inc. (“Indigio”), a Denver, Colorado-based web development company that provides web application development, web design, usability, and search engine optimization services. The acquisition of Indigio expanded the geographical presence of the Company consistent with its expansion strategy.  Consideration for the acquisition consisted of (i) $600,000 in cash, (ii) 1,127,810 shares of Bridgeline common stock, (iii) the payment of $195,000 of indebtedness owed by Indigio, and (iv) contingent consideration of up to $2.1 million payable in cash quarterly over 14 consecutive calendar quarters after the acquisition. The contingent consideration is based upon the attainment by the acquired entity of certain defined operating goals and objectives. The Company accounts for contingent payments as additional purchase price which is allocated to goodwill.  At June 30, 2009, $195 thousand has been recorded as an increase to goodwill under this arrangement and the maximum remaining future consideration payable is approximately $1.9 million.

Tenth Floor, Inc.

On January 31, 2008, the Company acquired all the outstanding stock of Tenth Floor, Inc. (“Tenth Floor”), a Cleveland, Ohio based web application development company that developed its own SaaS-based web application management software product named BASE-10. Bridgeline acquired Tenth Floor for total value of approximately $4 million, including the purchase of approximately $650,000 of Tenth Floor net working capital (cash, accounts receivable, less certain liabilities). This value consisted of $504,000 in cash, $96,000 of repayment of a bank line of credit, 640,000 shares of Bridgeline common stock, and the opportunity to receive up to an additional $1.2 million in cash over a 12 quarter period based on the attainment of certain minimum operating income goals and objectives.  At June 30, 2009, $567 thousand has been recorded as an increase to goodwill under this arrangement and the maximum remaining future consideration is approximately $633 thousand.

The following table summarizes the estimated fair values of the net assets acquired through the acquisitions of Tenth Floor and Indigio:

Net assets acquired:	Amount
Cash	$38
Other current assets	1,399
Equipment	314
Other assets	88
Intangible assets	1,179
Goodwill	5,617
Total assets	8,635
Current liabilities	1,547
Capital lease obligations	189
Total liabilities assumed	1,736
Net assets acquired	$6,899

BRIDGELINE SOFTWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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

4.     Goodwill and Intangible Assets

The Company accounts for goodwill in accordance with SFAS No. 142, which requires that the Company review goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.  In accordance with SFAS No. 142, a two-step process is used to (i) identify the potential impairment and to (ii) measure the amount of impairment if such impairment is indentified under step one.   The impairment is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill.

The Company completed its annual impairment test for the year ended September 30, 2008 during the quarter ended September 30, 2008.  As a result of (i) economic factors impacting the Company’s business (ii) an overall decline in organic revenue growth in the second half of fiscal 2008, and (iii) a material decline in the Company’s stock price since September 30, 2007, the Company determined that there was an impairment triggering event as provided in SFAS No. 142.  At the time of filing of the Company’s Annual Report on Form 10-KSB, the second step of the impairment analysis had not been finalized and the Company recorded its best estimate of impairment of $9.8 million. The final measurement of the impairment was completed during the quarter ended March 31, 2009 resulting in no change from the original estimate.  The Company also determined that no additional impairment was incurred during the nine months ended June 30, 2009.

Changes in the balance of goodwill for the nine months ended June 30, 2009 are as follows:

For the
Nine Months
Ended June 30, 2009

Goodwill balance at beginning of period	$10,725
Contingent acquisition payments	1,357
Purchase price allocation adjustments	1,409
Goodwill balance at end of period	$13,491

Contingent acquisition payments include approximately $368 thousand in payments satisfied by the issuance of approximately 467,295 shares of common stock at an average per share price of $0.82 during the nine month period ending June 30, 2009 in accordance with the terms of the applicable merger agreements.

In accordance with SFAS No. 141, during the nine month period ending June 30, 2009 the Company recorded purchase price allocation adjustments of approximately $1.4 million.  These purchase price allocation adjustments affected previously recorded amounts for unbilled receivables, customer relationships and non-compete agreements, principally related to the Company’s acquisition of Tenth Floor, Inc. and Indigio Group, Inc. completed January 1, 2008 and July 1, 2008, respectively.  The Company engaged a third party valuation firm to assist management in determining the fair value of the definite-lived intangible assets.

BRIDGELINE SOFTWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company’s definite-lived intangible assets are summarized as follows:

	As of June 30, 2009
	Gross Asset	Accumulated Amortization	Impairment	Net Amount
Domain and trade names	$39	$(19)	$(13)	$7
Customer related	2,677	(1,130)	(63)	1,484
Acquired software	362	(221)	—	141

Total intangible assets	$3,078	$(1,370)	$(76)	$1,632

The Company recognized an impairment charge of $76 thousand to definite-lived intangible assets in the fourth quarter of its fiscal year ended September 30, 2008.  The Company determined that there was no additional impairment to definite-lived intangible assets during the nine months ended June 30, 2009.

5.     Indebtedness

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

In December 2008, the Company amended its loan and security agreement with Silicon Valley Bank.  The amendment extended the term of the credit facility to December 28, 2009 and increased the revolving working capital line of credit for up to the lesser of (a) $3.0 million and (b) 80% of eligible accounts receivable, subject to specified adjustments.  Borrowings under the amended working capital line bear interest at 2.0% above the prime rate, with a minimum interest rate of 8.0%.  Borrowings are secured by all of the Company’s assets.  As of June 30, 2009, the Company had a balance outstanding under the credit line of $1.3 million which was repaid in July 2009.

6.     Stock Based Compensation

Stock Option Plans

At June 30, 2009, the Company maintained two stock-based compensation plans.  The Bridgeline Software, Inc. 2000 Stock Incentive Plan, as amended (the “Bridgeline Plan”) and the Lead Dog 2001 Stock Option Plan (the “Lead Dog Plan”).  The Bridgeline Plan has 2.0 million shares reserved for issuance and a contractual life of up to ten years. The Lead Dog Plan was assumed in connection with the Company’s merger with Lead Dog Digital, Inc. in February 2002. Options under the Lead Dog Plan may be granted for periods of up to ten years at prices no less than fair market value on the date of grant.  No option grants have been issued under the Lead Dog Plan subsequent to the February 2002 merger.

Stock Option Activity

In October 2008, the Board of Directors approved a modification (the “Repricing Plan”) for each holder of stock options. Pursuant to the Repricing Plan, each holder of Bridgeline options was offered the opportunity to have their outstanding options modified by (i) reducing the granted exercise price to a lower exercise price equal to the current fair market of the common stock on the date of the modification and (ii) starting a new three year vesting schedule.

The fair value of the modified options was calculated using the difference in value between the original terms and the new terms as of the modification date. The incremental cost of the modified option over the original option is being recognized as additional compensation expense over a three year vesting period that began on the date of the modification.

BRIDGELINE SOFTWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company granted the following stock options under the Bridgeline Software, Inc. 2000 Stock Incentive Plan, as amended, during the three and nine months ended June 30, 2009:

		Weighted Average Per Share
		Weighted	Estimated	Intrinsic
		Average	Fair Value of	Value at
	Options	Exercise	Common Stock	Grant
	Granted	Prices	at Grant Date	Date
Three Months Ended June 30, 2009	100,000	$1.06	$1.06	$—
Nine Months Ended June 30, 2009	1,916,989	$0.90	$0.64 – 1.22	$—

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered By Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, September 30, 2008	1,728,691	$0.003 to $4.900	$3.06
Granted	1,916,989	0.640 to 1.220	0.90
Exercised	—	—	—
Cancelled or Modified	(1,621,489)	0.900 to 4.900	3.05
Forfeited	(325,300)	0.750 to 4.600	1.15
Balance, June 30, 2009	1,698,881	$0.003 to $3.750	$0.91	9.25	$767

Outstanding Stock Options

Price ranges of outstanding and exercisable options as of June 30, 2009 are summarized below:

Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.0030	6,667	3.25	$0.0030	6,667	$0.0030
$0.3573	3,220	2.66	$0.3573	3,220	$0.3573
$0.6400	60,000	9.62	$0.6400	−	$0.6400
$0.7500	64,500	9.55	$0.7500	−	$0.7500
$0.8100	22,500	9.55	$0.8100	−	$0.8100
$0.9000	1,380,539	9.28	$0.9000	−	$0.9000
$1.0600	122,500	9.70	$1.0600	−	$1.0600
$1.0716	8,539	2.66	$1.0716	8,539	$1.0716
$1.2200	20,000	9.30	$1.2200	−	$1.2200
$2.5000	3,500	8.78	$2.5000	−	$2.5000
$3.0000	4,916	3.30	$3.0000	−	$3.0000
$3.5900	1,000	8.46	$3.5900	−	$3.5900
$3.7500	1,000	5.67	$3.7500	−	$3.7500
	1,698,881			18,426

BRIDGELINE SOFTWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Compensation Expense

Compensation expense is generally recognized on a graded straight-line basis over the vesting period of grants. As of June 30, 2009, the Company had approximately $611 thousand of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through fiscal 2012.  Options granted and outstanding include approximately 1.6 million options that were modified in accordance with the Repricing Plan.  The Company estimated the fair value of the stock option modifications using the Black-Scholes-Merton Option Valuation Model (the “Model”) and is recording additional stock-based compensation of approximately $300 thousand over the three year vesting period

The assumptions used by the Company to calculate compensation expense for stock options granted to employees and directors follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk free interest rate	1.8%	2.7%	1.4% to 2.8%	2.7% to 4.0%
Expected option life in years	6.5	5.0	6.5	5.0
Expected volatility	61.0%	70.0%	61.0%	54.0% to 70.0%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

7.     Net Income per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method.  The computation of diluted earnings per share does not include the effect of outstanding stock options and warrants that are anti-dilutive. The Company has excluded 1,942,455 and 1,529,359 of equity instruments from the calculation of diluted weighted average shares outstanding as of June 30, 2009 and 2008, respectively with exercise prices less than market values because these securities were anti-dilutive.

8.     Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company calculates its income tax liability in accordance with FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. The Company is subject to audit by the IRS and various states for tax years 2004 to 2008.

The Company recorded an income tax provision of $11 thousand and $ -0- for the three month period ended June 30, 2009 and 2008, respectively.  The Company recorded an income tax provision of $31 thousand and $-0- for the nine-month period ended June 30, 2009 and 2008, respectively.  These income tax provisions represent the estimated tax liability for alternative minimum taxes owed by the Company.  The income tax provision for alternative minimum tax is based on the estimated year-to-date effect of temporary differences derived from alternative treatments of items for tax and accounting purposes, reduced by alternative minimum tax net operating loss carryforwards to the extent allowed.  Net operating loss carryforwards are estimated to be sufficient to offset additional federal taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

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

Overview

Bridgeline Software, Inc. (“Bridgeline” or the “Company”) is a developer of web application management software and award-winning interactive business technology solutions that help organizations optimize business processes.  Bridgeline’s software combined with its interactive services assist customers in maximizing revenue, improve customer service and loyalty, enhance employee knowledge, and reduce operational costs by leveraging web based technologies.

Bridgeline’s iAPPS® software products are solutions that unify Content Management, Analytics, eCommerce, and eMarketing capabilities; enabling business users to enhance and optimize the value of their web properties. Combined with award-winning interactive business technology solutions, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, and mission-critical web applications.

The iAPPS® software products are delivered through a SaaS business model, in which we deliver our software over the Internet while providing maintenance, daily technical operations and support.  iAPPS® provides a flexible architecture so perpetual licensing of the software is available as well.  The Company has standardized on its flagship iAPPS product suite and plans to sun-set Orgitecture and Base 10 in December of 2010.

Bridgeline’s team of Gold certified Microsoft developers specialize in providing end-to-end interactive business technology solutions which include the iAPPS product suite combined with web application development, usability engineering, SharePoint development, rich media development, search engine optimization, and web application hosting management.

Results of Operations

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Total revenue	$6,004	$5,700	5%	$18,576	$15,301	21%
Cost of revenue	2,703	2,631	3%	8,283	$7,112	16%
Gross profit	3,301	3,069	8%	10,293	$8,189	26%
Gross profit margin	55%	54%		55%	54%

Total operating expenses	3,112	3,029	3%	9,666	8,024	20%
Income from operations	189	40	373%	627	165	280%
Other income, net	—	28	—	—	14	—
Interest income, net	—	(1)	—	(35)	37	—
Income before income taxes	189	67	182%	592	216	174%
Income taxes	11	—	—	31	—	—
Net income	$178	$67	166%	$561	$216	160%

EBITDA	$768	$584	32%	$2,232	$1,417	58%

Revenue

The Company’s revenue is derived from three sources: (i) Application development services (ii) managed services and (iii) subscription and perpetual licenses.  Total revenue increased to $6.0 million for the three months ended June 30, 2009 compared with $5.7 million for the same period of 2008, an increase of 5%.  Total revenue increased to $18.6 million for the nine months ended June 30, 2009 compared with $15.3 million for the same period of 2008, an increase of 21%.

The following table sets forth the percentage change for each of the three sources of revenue and the percentage of total revenue for each such source for the three month and nine month periods ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Application development services	$5,172	$4,790	8%	$15,846	$13,252	20%
% of total revenue	86%	84%		85%	87%

Managed services	$597	$512	17%	$1,851	$1,226	51%
% of total revenue	10%	9%		10%	8%

Subscription and perpetual licenses	$235	$398	(41%)	$879	$823	7%
% of total revenue	4%	7%		5%	5%

Total revenue	$6,004	$5,700	5%	$18,576	$15,301	21%

Application development services revenue increased 8% and 20% for the three and nine months ended June 30, 2009, respectively, compared to the same periods of 2008. The increases in application development services are attributable to (i) acquisitions completed after the first fiscal quarter of 2008 combined with (ii) additional revenue derived from new customer accounts secured in the first three quarters of fiscal 2009, net of customer attrition.

Application development services revenue as a percentage of total revenue increased to 86% from 84% for the three months ended June 30, 2009 compared to the same period of 2008. This increase was due primarily to a higher amount of subscription revenue being recognized in the June 30, 2009 quarter as compared with a higher amount of perpetual license revenue being recognized in the June 30, 2008 quarter, which resulted in application service revenue being a higher percentage of total revenue.  Application development services revenue as a percentage of total revenue decreased to 85% from 87% for the nine months ended June 30, 2009 compared to the same period of 2008.  This decrease is attributable to a significant increase in managed services revenue for the nine month period ended June 30, 2009, which resulted in application services revenue being a lower percentage of total revenue.

Managed services revenue increased 17% and 51% for the three and nine months ended June 30, 2009, respectively, compared to the same periods of 2008.  Managed services revenue as a percentage of total revenue increased to 10% from 9% for the three months ending June 30, 2009 compared to the same period of 2008 and to 10% from 8% for the nine months ending June 30, 2009 compared to the same period of 2008.  The increase for the three months ended June 30, 2009 is attributable to additional revenue derived from new customers, net of attrition.  The increase for the nine months ended June 30, 2009 is attributable to (i) acquisitions completed after December 31, 2007 combined with (ii) additional revenue derived from new customers, net of customer attrition.

Subscription and perpetual license revenue decreased 41% for the three months ended June 30, 2009 compared to the same period of 2008, and increased 7% for the nine months ended June 30, 2009 compared with the same period in 2008.  Subscription and perpetual license revenue as a percentage of total revenue decreased to 4% from 7% for the three months ended June 30, 2008 and remained constant at 5% for the nine months ended June 30, 2009 compared with the same period in 2008. The decrease for the three month period ended June 30, 2009 was due primarily to a lower amount of perpetual license revenue being recognized in the June 30, 2009 quarter as compared with the June 30, 2008 quarter.  The increase for the nine month period ended June 30, 2009 was due to additional revenue derived from new customers, net of attrition. The Company continues to focus its efforts on higher margin software sales and continues to increase its base of recurring revenue from such sales.

The Company had approximately 693 customers at June 30, 2009 compared with approximately 539 customers at June 30, 2008, an increase of 29%.   Approximately 456 of the Company’s customers or 66% pay a monthly subscription fee or a monthly managed services fee.

For the three and nine month periods ended June 30, 2009, the Company had three customers and one customer, respectively, that individually represented more than 5% of its total revenue.  For the three and nine month periods ended June 30, 2008, the Company had two customers and one customer, respectively, that individually represented greater than 5% of its total revenue.

Cost of Revenue

The following table sets forth the percentage change for cost of revenue and the percentage of revenue for each cost of revenue for the three month and nine month periods ended June 30, 2009 and 2008, respectively.

Total cost of revenue increased to $2.7 million for the three months ended June 30, 2009 compared with $2.6 million for the three months ended June 30, 2008, an increase of 3%.  Total cost of revenue increased to $8.3 million for the nine months ended June 30, 2009 compared with $7.1 million for the nine months ended June 30, 2008, an increase of 16%.

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Application development services	$2,421	$2,374	2%	$7,426	$6,572	13%
% of application development revenue	47%	50%		47%	50%

Managed services	$146	$129	13%	$451	$293	54%
% of managed services revenue	24%	25%		24%	24%

Subscriptions and perpetual licenses	$136	$128	6%	$406	$247	64%
% of subscription and perpetual license revenue	58%	32%		46%	30%

Total cost of revenue	$2,703	$2,631	3%	$8,283	$7,112	16%

Cost of application development services increased 2% and 13% for the three and nine month periods ended June 30, 2009 compared to the same periods in 2008.  The cost of application development services as a percentage of application development services revenue decreased to 47% from 50%, for the three  and nine month periods ended June 30, 2009 compared to the same periods in 2008. The increase in cost of application development services for the three month period is attributable to increases in direct labor costs to deliver the related increased revenue, which increased at a higher percentage than the related costs. The decrease in cost of application development services as a percentage of application development services revenue is attributable to an effort to shift more customers to the Company’s SaaS based solutions which are being delivered more efficiently as the installed base continues to grow.

Cost of managed services increased 13% for the three months ended June 30, 2009, compared to the same period in 2008. Cost of managed services as a percentage of managed services revenue decreased to 24% from 25% for the three months ended June 30, 2009 compared to the same period in 2008. The increase in cost of managed services is attributable to increases in direct labor costs and co-managed facility costs to deliver the related increased revenue, which increased at a higher percentage than the related costs.

Cost of managed services increased 54% for the nine months ended June 30, 2009, compared to the same period in 2008.  Cost of managed services as a percentage of managed services revenue remained consistent at 24% for the nine months ended June 30, 2009 compared to the same period in 2008. The increased cost is related to (i) acquisitions completed subsequent to December 31, 2007 and (ii) increases in direct labor costs and co-managed facility costs to deliver the related increased revenue.  Costs of managed services revenue remained constant for both nine month periods as the Company continued to leverage capacity in its co-managed facility.

Cost of subscription and perpetual licenses increased 6% for the three months ended June 30, 2009 compared to the same period in 2008.  The cost of subscription and perpetual license revenue as a percentage of subscription and perpetual license revenue increased to 58% from 32% for the three months ended June 30, 2009 compared to the same period in 2008.  The increase in subscription and perpetual license cost is attributable to (i) an increase in SaaS subscription license revenue being recognized in the June 30, 2009 quarter as compared to a higher amount of perpetual license revenue being recognized in the June 30, 2008 quarter as discussed above, (ii) amortization of capitalized software development costs which began during the quarter ended December 31, 2008, and (iii) additional costs to support the infrastructure of our hosting environment.

Cost of subscription and perpetual licenses increased 64% for the nine months ended June 30, 2009 compared to the same period in 2008.  The cost of subscription and perpetual licenses increased to 46% from 30% for the nine months ended June 30, 2009 compared with the same period in 2008.  The increases in subscription and perpetual license cost  attributable to (i) amortization of capitalized software development costs pursuant to SFAS No. 86,  which began during the quarter ended December 31, 2008, and (ii) additional costs to support the infrastructure of our hosting environment.

Gross Profit

Gross profit was $3.3 million for the three months ended June 30, 2009 compared with $3.0 million for the same period of 2008, an increase of 8%, Gross profit was $10.3 million for the nine months ended June 30, 2009 compared with $8.2 million for the same period of 2008, an increase of 26%.  The increase in gross profit is attributable to (i) acquisitions completed subsequent to December 31, 2007, (ii) increases in higher margin subscription and perpetual license revenue, and (iii) leveraging of fixed costs.  As a result, gross profit margins increased to 55% of revenue from 54% of revenue for both the three and nine month periods ended June 30, 2009 compared to the same period in 2008.

Operating Expenses

The following table sets forth the percentage change and the percentage of total revenue for operating expenses for the three month and nine month periods ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2009	2008	% Change		2009	2008	% Change

Sales & marketing	$1,478	$1,658	(11%	)	$4,736	$4,397	8%
% of total revenue	25%	29%			25%	29%

General & administrative	$979	$993	(1%	)	$3,048	$2,517	21%
% of total revenue	16%	17%			16%	16%

Research & development	$336	$108	211%		$971	$406	139%
% of total revenue	6%	2%			5%	3%

Depreciation & amortization	$319	$270	18%		$911	$704	29%
% of total revenue	5%	5%			5%	5%

Total operating expenses	$3,112	$3,029	3%		$9,666	$8,024	20%

Sales and marketing expenses decreased 11% for the three months ended June 30, 2009 compared to the same period in 2008. This decrease is primarily attributable to (i) a reduction in staff effective in December 2008 and (ii) a reduction in variable compensation expenses.  Sales and marketing expenses increased 8% for the nine months ended June 30, 2009 compared to the same period in 2008. This increase is primarily attributable to (i) an increase in costs attributable to an acquisition completed subsequent to June 30, 2008 partially offset by (ii) reductions in staff effective in December 2008 and (iii) a reduction in variable compensation expenses.

General and administrative expenses decreased 1% for the three months ended June 30, 2009 compared to the same period in 2008 resulting primarily from a reduction of variable compensation expenses.  General and administrative expenses increased 21% for the nine months ended June 30, 2009 compared to the same period in 2008.  This increase is primarily due to (i) increases in personnel, recruiting. consulting and professional fees associated with systems enhancement for improved internal and public reporting and (ii) increases in stock-based compensation expense.  We believe that general and administrative expenses will increase in fiscal 2010 as a percentage of revenue due to costs associated with additional personnel and consultants as the Company undertakes its implementation of Sarbanes-Oxley Section 404(b) compliance.

Research and development expenses increased 211% for the three months ended June 30, 2009 compared to the same period in 2008.  Research and development expenses increased 139% for the nine months ended June 30, 2009 compared to the same period in 2008.  The increase in cost is related (i) to the relocation of R&D personnel to our corporate offices in Woburn, MA from our subsidiary in India to continue developing our new on-demand software products, iAPPS Framework, iAPPS Content Manager, iAPPS Analytics and iAPPS eCommerce and (ii) software costs expensed in the current period and capitalized in prior periods in accordance with SFAS 86.  Such costs did not meet the requirements for capitalization in the current period.  The Company will continue to invest in enhancements for its on demand software products in fiscal 2009 and 2010.

Depreciation and amortization expense increased 18% for the three months ended June 30, 2009 as compared with the same period in 2008.  Depreciation and amortization expense increased 29% for the nine months ended June 30, 2009 as compared with the same period in 2008.  These increases are primarily attributable to (i) additional amortization expense for intangible assets resulting from acquisitions consummated subsequent to December 31, 2007, and (ii) additional amortization charges on leasehold improvements related to office facilities in Illinois and Virginia that commenced in the quarters ending September 30, 2008 and December 31, 2008, respectively.  For the nine month period ended June 30, 2009,  these increases are offset by an adjustment to amortization expense for definite-lived intangibles assets recorded in the second fiscal quarter of 2009 related to the final purchase price allocation for Indigio completed by an independent third party valuation firm,

Income from Operations

Income from operations increased to $178 thousand from $67 thousand, or by 166%, for the three months ended June 30, 2009 compared with the same period in 2008.  Income from operations increased to $561 thousand from $216 thousand, or by 160% for the nine months ended June 30, 2009 compared with the same period in 2008.  The improvement is related to (i) the continued focus on higher margin revenue, including subscription and perpetual licenses and (ii) leveraging our infrastructure as revenue increases. Our ability to (i) improve our revenue mix, particularly by increasing recurring SaaS based subscription license revenue and (ii) to leverage our existing infrastructure, provides an opportunity to increase operating margins in excess of our costs as the Company grows.

Income Tax Provision

The Company recorded an income tax provision of $11 thousand and $ -0- for the three month period ended June 30, 2009 and 2008, respectively.  The Company recorded an income tax provision of $31 thousand and $-0- for the nine-month period ended June 30, 2009 and 2008, respectively.  These income tax provisions represent the estimated tax liability for alternative minimum taxes owed by the Company.  The income tax provision for alternative minimum tax is based on the estimated year-to-date effect of temporary differences derived from alternative treatments of items for tax and accounting purposes, reduced by alternative minimum tax net operating loss carryforwards to the extent allowed.  Net operating loss carryforwards are estimated to be sufficient to offset additional federal taxable income for all periods presented.

EBITDA

We also measure our performance based on a non-GAAP measurement of earnings before interest, taxes, depreciation, and amortization and before stock compensation expense (EBITDA before stock compensation expense).  EBITDA before stock compensation expense was $768 thousand for the three months ended June 30, 2009, compared with $584 thousand in the same period in 2008, an improvement of $184 thousand or 32%.  EBITDA before stock compensation expense was $2.2 million for the nine months ended June 30, 2009, compared with $1.4 million for the same period in 2008, an improvement of $800 thousand or 58%.  We continue to be encouraged by the improvement in our EBITDA results for the three and nine month periods ended June 30, 2009, and believe EBIDTA before stock compensation expense is an important measure for management.  We believe that this measure is an indicator of cash flow being generated from our operations.

A table showing the calculation of EBITDA follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
(dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Net income	$178	$67	166%	$561	$216	160%
Plus:
Interest & tax expense	11	(1)	—	66	37	78%
Depreciation & amortization	398	365	9%	1,142	824	39%
Stock compensation	181	153	18%	463	340	36%
EBITDA	$768	$584	32%	$2,232	$1,417	58%

Liquidity and Capital Resources

Overview

Cash provided from operating activities was $2.0 million for the nine month period ended June 30, 2009, compared to cash used in operating activities of ($497) thousand for the same period in fiscal 2008.  This improvement is attributable to the increase in net income and favorable changes in working capital, including the collection of $1.2 million in accounts receivable.  As we continue to grow, our estimated cash from operations combined with availability under our line of credit is anticipated to be sufficient to offset any uses of cash resulting from increases in working capital needs.

Cash used in investing activities was $1.3 million to fund capital expenditures and contingent acquisition payments during the nine month period ended June 30, 2009, compared with $2.3 million during the same period in 2008. The 2008 period included payments of $924 thousand for acquisitions.

Cash provided by financing activities was $165 thousand for the nine month period ended June 30, 2009 which was primarily related to borrowings under the bank line of credit of $3.3 million in excess of amounts repaid of $3.0 million.  For the comparable period in 2008 cash used in financing activities was $172 thousand related to principal payments on capital leases.  At June 30, 2009, $1.3 million was outstanding under the bank credit line, which was repaid in July 2009.

In the nine months ended June 30, 2009 we generated net income.  Prior to this period we incurred annual losses since inception in 2000 and used significant amounts of cash to fund operations. As a result, at June 30, 2009, we had an accumulated deficit of approximately $15.8 million.

Capital Resources and Liquidity Outlook

We believe that cash requirements for capital expenditures will be approximately $150,000 for the remainder of fiscal 2009.

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

Contractual Obligations

We lease our facilities in the United States and India.  Our other contractual obligations include certain equipment acquired under capitalized lease agreements that begin to expire in fiscal 2009.  In November 2008 upon expiration of our facility lease in Washington, DC, we entered into a new lease agreement for 4,801 square feet of professional office space in Arlington, VA.  The term of the lease is sixty-six (66) months and we capitalized approximately $240,000 in construction costs as leasehold improvements that will be amortized ratably as depreciation expense over the term of the lease.  Except for the new Arlington, VA facility lease, we have no contractual obligations extending beyond five years, and there were no other material leases entered into during the quarter ended June 30, 2009.

On December 29, 2008, Bridgeline Software, Inc. entered into a First Loan Modification Agreement modifying an existing credit facility with Silicon Valley Bank. The First Loan Modification Agreement increased the revolving line of credit from $1,250,000 to $3,000,000 and extended the term of the credit facility to December 28, 2009.  The credit facility is secured by all assets of the Company.

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

The Company’s significant accounting policies were prepared in accordance with US GAAP. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	Revenue recognition;
•	Allowance for doubtful accounts;
•	Accounting for cost of computer systems to be sold, leased or otherwise marketed;
•	Accounting for goodwill and other intangible assets; and
•	Accounting for stock-based compensation.

These critical accounting policies and estimates by our management should be read in conjunction with the critical accounting policies and estimates included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on December 29, 2008.  The Company believes that at June 30, 2009, there has been no material change to this information except as follows:

Goodwill and Intangible Assets

As a final requirement to the goodwill impairment evaluation, the amount of impairment is determined by comparing the implied value of goodwill in a hypothetical purchase price allocation to the carrying amount of goodwill at the measurement date.  The Company completed the final measurement of its goodwill impairment during the three months ending March 31, 2009, for which an estimated impairment charge was taken at September 30, 2008, resulting in no change from the original estimate.  For additional information refer to Footnote 3 of this Quarterly Report on Form 10-Q.

Stock-Based Compensation

In October 2008, the Board of Directors approved the Repricing Plan which totaled approximately 1.6 million shares.  The effect of the modification was to adjust the exercise price of the applicable options to the fair value of the underlying common stock on the date of modification.  In addition, the vesting period on the applicable options was reset to the standard three year term set forth in our incentive stock option plan.  We estimated the fair value of the stock option modifications using the Model and will record additional stock-based compensation of approximately $300 thousand over the three year vesting period.  While the Company believes that its estimates are based on outcomes that are reasonably likely to occur, if actual results significantly differ from those estimated or if future changes are made to the Company’s assumptions, the amount of recognized compensation expense could change significantly.  For additional information refer to Footnote 6 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company will adopt this Statement for its quarter ending September 30, 2009. There will be no change to the company’s Consolidated Financial Statements due to the implementation of this Statement.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results. We evaluated subsequent events through August 13, 2009, the date of filing of these unaudited interim consolidated financial statements, and concluded there are no material subsequent events requiring adjustment to or disclosure in these financial statements.

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

As of June 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except as described below, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

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

We plan to hire additional personnel, engage with expert consultants, provide training, and continue to make investments to enhance our systems and improve our internal controls, specifically in the areas of revenue recognition and equity.  We estimate that the additional cost of this combined effort will be approximately $100 thousand for the balance of fiscal 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceedings that we believe are material.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the fiscal quarter ended June 30, 2009. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Contingent Consideration

Objectware, Inc. – In conjunction with the earn-out provision of the merger agreement, we issued 57,971 shares of our common stock to the sole stockholder of Objectware, Inc. as contingent consideration payment.

The securities issued as contingent consideration were issued to U.S. investors in reliance upon exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Other

During the fiscal quarter ended June 30, 2009, the Company granted 100,000 incentive stock options under its 2000 Stock Incentive Plan, as amended, at a weighted average exercise price of $1.06 per share.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) On April 24, 2009, the Company held its Annual Meeting of Shareholders.
(b) Not Applicable
(c) At such meeting, the shareholders of the Company voted:

(1)	To elect two Directors to serve for the ensuing year. The votes cast were as follows:

Nominees	Votes for	Votes Withheld
Thomas Massie	8,286,723	30,734
William Coldrick	8,275,467	41,990

(2)	To ratify the selection of UHY, LLP as the Company’s independent auditors for the fiscal year ending September 30, 2009. The votes cast were as follows:

Votes For	Votes Against	Abstained	Broker Non-Votes
8,273,644	23,983	19,830	0

(d) Not Applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

10.1	Employment Agreement between Bridgeline Software, Inc. and Ronald M. Levenson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May15, 2009)

10.2	Amendment to Employment Agreement between Bridgeline Software, Inc. and Ronald M. Levenson (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2009.)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	CEO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	CFO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgeline Software, Inc.
(Registrant)

August 13, 2009	/s/ Thomas L. Massie
Date	Thomas L. Massie Chief Executive Officer (Principal Executive Officer)

August 13, 2009	/s/ Ronald M. Levenson
Date	Ronald M. Levenson Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	CEO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	CFO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).