Form 10-K
period 2009-09-30
Bridgeline Software, Inc.
filed 2009-12-29
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,468,588 based on the closing price of $1.15 of the issuer’s common stock, par value $.001 per share, as reported by NASDAQ on March 31, 2009.

On December 28, 2009, there were 11,182,209 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2010 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended September 30, 2009, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Forward Looking Statement
Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Bridgeline Software, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the global financial deterioration on our business, our inability to manage our future growth effectively or profitably, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the performance of our products, our ability to protect our proprietary technology, the security of our software, our ability to maintain our listing on the Nasdaq Capital Market, our dependence on our management team and key personnel, or our ability to hire and retain future key personnel.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described herein and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Software, Inc.

PART I

Item 1.   Business.

Overview

Bridgeline is a developer of web application management software and award-winning interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS® product suite combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

Bridgeline’s iAPPS® suite of software products offers solutions that unify web Content Management, web Analytics, eCommerce, and eMarketing capabilities deep within the website or web applications in which they reside; enabling business users to enhance and optimize the value of their web properties. Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, portals, and mission-critical web applications.

The iAPPS® suite of software products are delivered through a SaaS (“Software as a Service”) business model, in which we deliver our software over the Internet while providing maintenance, daily technical operation and support. iAPPS® provides a flexible architecture so traditional perpetual licensing options of our software is also available.

Bridgeline’s team of Microsoft® Gold Certified developers specialize in end-to-end interactive technology solutions which include web design, web application development, usability engineering, SharePoint development, rich media development, search engine optimization and web application hosting management.

Bridgeline was incorporated under the laws of the State of Delaware on August 28, 2000.

Products and Services

Products

iAPPS® Product Suite

The iAPPS® product suite provides a unified common set of shared software modules that are critical to today’s web sites, intranets, extranets, and portals.   The iAPPS® product suite empowers companies and developers to create websites and web applications with advanced business logic, state-of-the-art graphical user interfaces, and improved quality – all in a shorter timeframe with less coding than is typically required by comparable products.

The iAPPS® product suite unifies web Content Management, web Analytics, eCommerce, and eMarketing capabilities deep within the website or web applications in which they reside, enabling customers to enhance and optimize the value of their web properties.  The iAPPS® product suite includes:

•
iAPPS® Content Manager  allows non-technical users to create, edit, and publish content via a browser-based interface. The advanced, easy-to-use interface allows businesses to keep content and promotions fresh - whether for a public commercial site or a company intranet. The iAPPS® Content Manager handles the presentation of content based on a sophisticated indexing and security scheme that includes management of front-end access to online applications. The system provides a robust library functionality to manage permissions, versions and organization of different content types, including multimedia files and images. Administrators are able to easily configure a simple or advanced workflow.  The system can accommodate the complexity of larger companies with strict regulatory policies. The iAPPS® Content Manager is uniquely integrated and unified with iAPPS® Analytics, iAPPS® Commerce, and iAPPS® Marketier; providing our customers with precise information,  accurate results, expansion options, and stronger user adoption.

•
iAPPS® Analytics  provides the ability to manage, measure and optimize web presence by recording detailed events and subsequently mine data within a web application for statistical analysis. Our customers have access to information regarding where their visitors are coming from, what content and products their viewers are most interested in, and how they navigate through a particular web application. Through user-definable web reports, iAPPS®  Analytics provides deep insight into areas like visitor usage, content access, age of content, actions taken, and event triggers, and reports on both client and server-side events. There are over 20 standard web reports that come with iAPPS Analytics.    iAPPS® Analytics is uniquely integrated and unified with iAPPS® Content Manager, iAPPS® Commerce, and iAPPS® Marketier; providing our customers with precise information, more accurate results, expansion options, and stronger user adoption.

•
iAPPS® Commerce provides an online eCommerce solution to assist in maximizing and managing all aspects of commerce initiatives. The customizable dashboard provides customers with a real-time overview of the performance of their online stores, such as sales trends, demographics, profit margins, inventory levels, inventory alerts, fulfillment deficiencies, average check out times, potential production issues, and delivery times. Commerce also provides backend access to payment and shipping gateways. In combining iAPPS®  Commerce with Analytics and Marketier, our customers can take their commerce initiatives to a new level by personalizing their product offerings, improving their marketing effectiveness,  providing value-added services and cross selling additional products.  iAPPS® Commerce is uniquely integrated and unified with iAPPS® Analytics, iAPPS® Content Manager, and iAPPS® Marketier; providing our customers with precise information, more accurate results, expansion options, and stronger user adoption.

•
iAPPS® Marketier (planned release in the spring of 2010) will provide a marketing lifecycle management tool that includes customer transaction analysis, email management, surveys and polls, event registration and issue tracking to measure campaign return on investment and client satisfaction. Web site content and user profiling will be leveraged to deliver targeted campaigns and stronger customer relationships. The email management features will provide comprehensive reporting capabilities including success rate, and recipient activity such as click-thrus and opt-outs.  iAPPS® Marketier will integrate with leading customer relationship management systems (CRM’s) such as Salesforce.com and leading ad banner engines such as Google.  iAPPS® Marketier will be uniquely integrated and unified with iAPPS® Analytics, iAPPS® Content Manager, and iAPPS® Commerce;

providing customers with precise information, accurate results, expansion options, and stronger user adoption.

The iAPPS® product suite is available as a Software-as-a-Service (SaaS) business model, with associated maintenance, daily technical operation, and support, or as a commercially licensed and supported internal solution for customers preferring a dedicated server environment (within their firewall or at one of our facilities).  Due to the flexibility of the core architecture, the iAPPS® product suite can also be sold as a traditional perpetual software license arrangement with annual maintenance.

Orgitecture TM

Orgitecture TM was developed several years ago and provides customers with a suite of on-demand (SaaS) Web-based tools designed to streamline Web site management and reduce web related development costs.  Orgitecture software modules include web content management, survey tools, calendaring, email newsletters, online registration, and ecommerce functions.  The iAPPS® product suite has replaced Orgitecture and we are in the process of migrating Orgitecture customers to iAPPS®.  Orgitecture customers have been notified that all future development of Orgitecture has been suspended and that we plan to sun-set the product on December 31, 2010.

Base 10 TM

Base10 TM is a web based on-demand SaaS platform obtained through an acquisition.  Base10 provides customers with a suite of on-demand (SaaS) Web-based tools that provides integrated content management, emarketing management, and ecommerce.  The iAPPS® product suite has replaced Base10 and we are in the process of migrating Base10 customers to iAPPS®.   Base10 customers have been notified that all future development of Base10 has been suspended and that we plan to sun-set the product on December 31, 2010.

PowerShop TM

PowerShop TM is a web based eCommerce product obtained through an acquisition.   PowerShop provides customers with ecommerce capabilities in a coordinated set of tools and services designed to attract new customers and deliver an overall user friendly and satisfying customer experience while automating many required business processes for effective customer service, merchandising and marketing, as well as inventory management, tracking, and reporting. iAPPS® Commerce has replaced PowerShop.  We are in the process of migrating PowerShop customers to iAPPS® Commerce.    We plan to sun-set the product on December 31, 2011.

Subscription and Perpetual Licenses

Revenue from sales of both on-demand SaaS web tools and perpetual licenses is reported as Subscriptions and perpetual licenses in the accompanying consolidated financial statements.

Services

Web Application Development Services

Web Application development services address specific customer needs such as web design and web development, usability engineering, information architecture, rich media development, and search engine optimization. (“SEO”).  Application development engagements are often sold as part of multiple element arrangement that includes our software products, hosting arrangements (i.e. Managed Service Hosting) that provide for the use of certain hardware and infrastructure at one of our co-managed network operating centers, or retained professional services subsequent to completion of the application development.

Usability Engineering

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

Rich Media Development

Traditional web sites or web applications use simple graphics, static images, mainstream text and picture formats.  As technologies advanced and internet speeds have dramatically improved a new internet media referred to as Rich Media or Rich Internet Applications (RIA) has emerged.  RIA’s are web applications that integrate 3D animation, audio, and streaming video into the interface of a web site or web application.   RIA’s can change the way in which Company’s engage and interacts with customers and site visitors.  RIA’s can dramatically enhance a Company’s identity, improve site stickiness, and provide increased response rates.  Bridgeline developers uses AJAX, Flash, and JavaScript to deliver compelling RIA solutions.

Search Engine Optimization (“SEO”)

Bridgeline helps customers maximize the effectiveness of their online marketing activities to ensure that their web applications can be exposed to the potential customers that use search engines to locate products and services. Bridgeline’s SEO services include competitive analysis, website review, keyword generation, proprietary leading page technology, ongoing registration, monthly reports, and monitoring.

Revenue from Web Application Development Services

Revenue from all web application development services is reported as Web Application Development Services in the accompanying consolidated financial statements.

Managed Service Hosting

Some of our customers hire us to host and manage the applications we develop.  Bridgeline provides a complete outsourcing solution through our fully managed hosting services.  Through our partnerships with Savvis and Internap, we offer co-location services in state-of-the-art data centers.  We provide 24/7 application monitoring, emergency response, version control, load balancing, managed firewall security, and virus protection services.  We provide shared hosting, dedicated hosting, and SaaS hosting for our customers.

Revenue from Managed Service Hosting

Revenue from Managed Service Hosting is reported as Managed Service Hosting in the accompanying consolidated financial statements.

Sales and Marketing

Overview

Bridgeline employs a direct sales force and each sale takes on average 30 to 180 days to complete.  Our direct sales force focuses its efforts selling to medium-sized and large companies. These companies are generally categorized in the following vertical markets: (i) financial services, (ii) health services and life sciences, (iii) high technology, (software and hardware), (iv) professional sports (teams and individuals), (v) transportation and storage, and (vi) associations, foundation, and non-profit organizations.

We have seven geographic locations in the United States with full-time professional direct sales personnel.  Our geographic locations are in the metropolitan Atlanta, Boston, Chicago, Cleveland, Denver, New York and Washington DC areas.

Engagement methodology

We use an accountable, strategic engagement process developed specifically for target companies that require a technology based professional approach.  We believe it is critical to qualify each opportunity and to assure our skill set and tools match up well with customer’s needs.  As an essential part of every engagement, we believe our engagement methodology streamlines our customer qualification process, strengthens our customer relationships, ensures our skill set and tools match the customer’s needs, and results in the submission of targeted proposals.

Organic growth from existing customer base

We have specific proactive programs that consistently market our iAPPS® product suite and interactive development capabilities. Our business development professionals seek ongoing business opportunities within our existing customer base and within other operating divisions or subsidiaries of our existing customer base.

New customer acquisition

We identify target customers within our vertical expertise (financial services, health services and life sciences, high technology, professional sports management, transportation and storage, associations, foundations and non-profit organizations). Our business development professionals develop an annual territory plan identifying various strategies to engage our target customers.

Customer retention programs

We use email marketing capabilities when marketing to our customer base. We email internally generated whitepapers, user case studies, or Company related announcements to our customers on a bimonthly basis. We also host educational on-line or face to face seminars on a quarterly basis.

New lead generation programs

We generate targeted leads and new business opportunities by leveraging on-line marketing strategies. We receive leads by maximizing the search engine optimization capabilities of our own web site. Through our web site, we provide various educational white papers and promote upcoming on-line seminars. In addition we pay for banner advertisements on various independent newsletters, and paid search advertisements that are linked to our web site. We also participate and exhibit at targeted events.

Social Media programs

We market Bridgeline’s upcoming events, white papers, case studies, announcements, and related articles frequently on leading social media platforms such as Twitter, LinkedIn, and Facebook.

Acquisitions

Bridgeline plans to continue expanding its distribution of iAPPS® and its interactive development capabilities throughout North America.  Due to the nature of our sales process and delivery requirements, we believe local staff is required in order to maximize market-share results.

We believe the web application development market in North America is growing and fragmented. We believe  established yet small web application development companies have the ability to market, sell and install our iAPPS® product suite in their local metropolitan markets. We believe these companies also have a .Net customer base and a niche presence in the local markets in which they operate. We believe there is an opportunity for us to acquire companies that specialize in web application development that are based in large North American cities in which we currently do not operate.  We also believe that we can continue to expand our customer base by completing in-market acquisitions in certain geographic locations where we already conduct business.  We believe that by acquiring certain of these companies and applying our business practices and efficiencies, we can accelerate our time to market of the iAPPS® product suite.

We did not complete any acquisitions during the year ended September 30, 2009.

Research and Development

We invested approximately $1.2 million in research and development activities for the year ended September 30, 2009 which included approximately $30 thousand in capitalized software costs. We invested approximately $1.0 million in research and development for the year ended September 30, 2008, which included approximately $397 thousand of capitalized software costs.

Employees

We employed 141 employees worldwide as of September 30, 2009.  Substantially all of those employees are full time employees.

Customers

We primarily serve six markets that we believe have a history of investing in information technology enhancements and initiatives as follows:

• Financial services

• Health services and life sciences

• High technology (software and hardware)

• Transportation and storage

• Associations, foundations, and non profit organizations

• Professional sports (teams and individuals)

We had 676 customers at September 30, 2009.  For the year ended September 30, 2009, two customer generated more than 5% of our revenue. One long-term customer generated approximately 6% of our revenue and another long-term customer generated approximately 5% of our revenue, respectively.

Competition

The market for our products and services, including Web application software and Web application development services are highly competitive, fragmented, and rapidly changing. Barriers to entry in such markets remain relatively low. The markets are significantly affected by new product introductions and other market activities of industry participants. With the introduction of new technologies and market entrants, we expect competition to persist and intensify in the future.

We believe that we compete adequately with others and distinguish ourselves from our competitors in a number of ways.  We believe that our competitors generally offer their Web application software without directly providing interactive technology development services.  In addition, our competitors that offer their Web application software typically offer only single point of entry type products (such as only content management, only analytics, or only ecommerce) as compared to a unified approach offered with our iAPPS® product suite.  Our ability to develop applications on multiple platforms and the existence of our own Web application software distinguishes us from our competition.  We also believe that our products have been designed for ease of use without substantial technical skills. Finally, we believe the iAPPS® product suite has a lower cost of ownership than the solutions provided by most of our competitors.

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available free of charge, on our website (www.bridgelinesw.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Copies of the following are also available free of charge through our website on the “About Us Investors” page under the caption “Governance” and are available in print to any shareholder who requests it:

• Code of Business Ethics
• Committee Charters for the following Board committees:
▪ Nominating and Corporate Governance committee
▪ Audit committee
▪ Compensation committee

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

There could be a number of follow-on effects from these economic developments on our business, including decreased customer demand; decreased customer confidence; and insolvency of customers.  Any of these events, or any other events caused by the recent financial crisis, may have a material adverse effect on our business, operating results, and financial condition.

If we are unable to manage our future growth efficiently, our business, revenues and profitability may suffer.

We anticipate that continued expansion of our business will require us to address potential market opportunities. For example, we may need to expand the size of our research and development, sales, corporate finance or operations staff. There can be no assurance that our infrastructure will be sufficiently flexible and adaptable to manage our projected growth or that we will have sufficient resources, human or otherwise, to sustain such growth. If we are unable to adequately address these additional demands on our resources, our profitability and growth might suffer. Also, if we continue to expand our operations, management might not be effective in expanding our physical facilities and our systems, procedures or controls might not be adequate to support such expansion. Our inability to manage our growth could harm our business and decrease our revenues.

Because most of our licenses are renewable on an annual basis, a reduction in our license renewal rate could reduce our revenue.

Our customers have no obligation to renew their annual subscription licenses, and some customers have elected not to do so. Our license renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market, or constraints or changes in budget priorities faced by our customers. A decline in license renewal rates could cause our revenue to decline which would have a material adverse effect on our operations.

We face intense and growing competition, which could result in price reductions, reduced operating margins and loss of market share.

We operate in a highly competitive marketplace and generally encounter intense competition to create and maintain demand for our services and to obtain service contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The market for our iAPPS® product suite (Content Management, Analytics, eCommerce, Marketier) and Web development services are competitive and rapidly changing.  Barriers to entry in such markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which may result in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

The Web development/services market is highly fragmented with a large number of competitors and potential competitors.  Our prominent public company competitors are Omniture, Cognizant Technology Solutions, Open Text, Digital River, GSI Commerce, and Sapient. We face competition from customers and potential customers who develop their own applications internally. We also face competition from potential competitors that are substantially larger than we are and who have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share which could reduce our market share and decrease our revenues.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer, and we could face product liability exposure.

We develop and sell complex web application management software which may contain undetected errors, or bugs. Such errors can be detected at any point in a product’s life cycle, but are frequently found after introduction of new software or enhancements to existing software. We continually introduce new products and new versions of our products. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects. If we detect any errors before we ship a product, we might have to delay product shipment for an extended period of time while we address the problem. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Therefore, it is possible that, despite our testing, errors may occur in our software. These errors could result in the following:

•	harm to our reputation;
•	lost sales;
•	delays in commercial release;
•	product liability claims;
•	contractual disputes;
•	negative publicity;
•	delays in or loss of market acceptance of our products;
•	license terminations or renegotiations; or
•	unexpected expenses and diversion of resources to remedy errors.

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

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for such products, thus decreasing our revenue. We rely on a combination of copyright, trademark and trade secret laws, as well as licensing agreements, third-party non-disclosure agreements and other contractual measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our products. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The protective mechanisms we include in our products may not be sufficient to prevent unauthorized copying. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop similar products. In addition, the laws of some countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as do the laws of the United States.

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

Although we are not presently aware of any such claims, a third party may assert that our technology or technologies of entities we acquire violates its intellectual property rights. As the number of software products in our markets increases and the functionality of these products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

•	be expensive and time consuming to defend;
•	result in negative publicity;
•	force us to stop licensing our products that incorporate the challenged intellectual property;

•	require us to redesign our products;
•	divert management’s attention and our other resources; or
•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

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

Future acquisitions may be difficult to integrate into our existing operations, may disrupt our business, dilute stockholder value or divert management’s attention.

We have acquired multiple businesses since our inception in 2000. A key element of our growth and market share expansion strategy is the pursuit of additional acquisitions in the fragmented Web application development industry in the future. These acquisitions could be expensive, disrupt our ongoing business and distract our management and employees. We may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions on acceptable terms or at all. If we make an acquisition, we could have difficulty integrating the acquired technology, employees or operations. In addition, the key personnel of the acquired company may choose not to work for us. Acquisitions also involve the risk of potential unknown liabilities associated with the acquired business.

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

In addition, we will be required to include an attestation report on the effectiveness of our internal controls, such report to be provided by our independent registered public accounting firm, as part of our annual report for the fiscal year ending September 30, 2010, pursuant to SOX Section 404, which requires, among other things, that we maintain effective internal controls over financial reporting and effective disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.

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

Our common stock is currently listed for quotation on the NASDAQ Capital Market. We are required to meet certain financial requirements in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. As of December 22, 2009, the minimum bid price of our common stock was $1.12.  If our common stock trades below $1.00 per share for 30 consecutive business days we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. If we fail to satisfy the NASDAQ Capital Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Capital Market. Any potential delisting of our common stock from the NASDAQ Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and have a negative effect on the market price for our shares.

Item 2.   Properties.

Our corporate office is located twelve miles north of Boston, Massachusetts at 10 Sixth Road, Woburn, Massachusetts 01801.This office also houses our New England business unit. The following table lists our offices, all of which are leased:

Geographic Location	Address	Size
Atlanta, Georgia	5555 Triangle Parkway Norcross, Georgia 30092	8,547 square feet, professional office space
Bangalore, India	71 Sona Towers, West Wing Millers Road, Bangalore 560 052	7,800 square feet professional office space
Boston, Massachusetts	10 Sixth Road Woburn, Massachusetts 01801	9,335 square feet, professional office space
Chicago, Illinois	30 N. LaSalle Street, 20th Floor Chicago, IL 60602	4,880 square feet, professional office space
Cleveland, Ohio	2077 East 4th Street, 2nd Floor Cleveland, OH 44115	5,705 square feet, professional office space
Denver, Colorado	410 17th Street, Suite 600 Denver, CO 80202	12,270 square feet, professional office space
New York, New York	104 West 40th Street New York, NY. 10018	4,400 square feet, professional office space
Washington, DC	4,300 Wilson Boulevard Arlington, VA 22203	4,801 square feet, professional office space

 Item 3.   Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business.  As of September 30, 2009, Bridgeline was not engaged with any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Capital Market under the symbol BLSW.

Year Ended September 30, 2009	High	Low

Fourth Quarter	$1.65	$0.80
Third Quarter	1.79	0.92
Second Quarter	1.52	0.36
First Quarter	1.39	0.50

Year Ended September 30, 2008	High	Low

Fourth Quarter	$2.48	$1.18
Third Quarter	3.66	2.25
Second Quarter	3.65	2.45
First Quarter	4.34	3.00

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our shareholders in the near future. As of December 22, 2009, our common stock was held by approximately 917 shareholders.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

During the year ended September 30, 2009, we issued 516,677 shares of Bridgeline common stock as set forth below.  The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering.  No placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for general working capital purposes.

Contingent Consideration related to Acquisitions

Objectware, Inc.-In connection with the earnout provision of the merger agreement, we issued 374,549 shares of Bridgeline common stock to the former stockholder of Objectware as contingent consideration payments. The former stockholder of Objectware who received these shares is an active key member of Bridgeline’s senior management team.

Tenth Floor, Inc.-We issued 98,764 shares of Bridgeline common stock to the former stockholders of Tenth Floor, Inc. as contingent consideration payments based on required operational performance.  The former stockholders of Tenth Floor who received these shares are active key members of Bridgeline’s senior management team.

Purple Monkey, Inc.-We issued 43,364 shares of Bridgeline common stock to the former stockholders of Purple Monkey, Inc.  as contingent consideration payments based on required operational performance.

Options

We did not issue any shares of commons stock pursuant to stock option exercises or grant any options during the fourth quarter ending September 30, 2009.

Item 6.   Selected Financial Data.

Not required

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including  the impact of the global financial deterioration on our business, our inability to manage our future growth effectively or profitably, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the performance of our products, our ability to protect our proprietary technology, the security of our software, our ability to maintain our listing on the Nasdaq Capital Market, our dependence on our management team and key personnel, or our ability to hire and retain future key personnel.  These and other risks are more fully described herein and in our other filings with the Securities and Exchange Commission.

This section should be read in combination with the accompanying audited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview

Bridgeline is a developer of web application management software and award-winning interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS® product suite combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reduce operational costs by leveraging web based technologies.

Bridgeline’s iAPPS® suite of software products are solutions that unify web Content Management, web Analytics, eCommerce, and eMarketing capabilities deep within the website on web applications in which they reside; enabling business users to enhance and optimize the value of their web properties. Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, portals and mission-critical web applications. The iAPPS® suite of software products are delivered through a SaaS (“Software as a Service”) business model, in which we deliver our software over the Internet while providing maintenance, daily technical operation and support. iAPPS® provides a flexible architecture so traditional perpetual licensing of our software is also available.

Bridgeline’s team of Microsoft® Gold Certified developers specialize in end-to-end interactive technology solutions which include web design and web application development, usability engineering, SharePoint development, rich media development, search engine optimization and web application hosting management.

Sales and Marketing

Bridgeline employs a direct sales force and each sale typically takes on average 30 to 180 days to complete.  Our direct sales force focuses its efforts selling to medium to large companies.  These companies are generally categorized in the following vertical markets: (i) financial services, (ii) health services and life sciences, (iii) high technology, (software and hardware), (iv) professional sports (teams and individuals), (v) transportation and storage, and (vi) associations, foundation and non-profit organizations.

We have seven geographic locations in the United States with full-time professional direct sales personnel.  Our geographic locations are in the metropolitan Atlanta, Boston, Chicago, Cleveland, Denver, New York and Washington DC areas.

Acquisitions

Bridgeline plans to continue expanding its distribution of iAPPS® and its application development services throughout North America.  Due to the individualized nature of our sales process and delivery requirements we believe local staff is required in order to maximize market-share results.

We believe the web application development market in North America is growing and fragmented. We believe that established yet small application development companies have the ability to market, sell and install our iAPPS® Framework and web application management software in their local metropolitan markets. We believe these companies also have a customer base and a niche presence in the local markets in which they operate. We believe there is an opportunity for us to acquire companies that specialize in web application development that are based in other large North American cities in which we currently do not operate.  We also believe that we can continue to expand our customer base by completing in market acquisitions in geographic locations where we already conduct business.  We believe that by acquiring certain of these companies and applying our business practices and efficiencies, we can accelerate our time to market with our iAPPS® product suite.

We did not complete any acquisitions during the year ended September 30, 2009. During the year ended September 30, 2008, we completed two acquisitions.  Tenth Floor, Inc. (“Tenth Floor”) in Cleveland, OH and Indigio Group, Inc. (“Indigo”) in Denver, CO.  These acquisitions expanded our geographical presence in two key metropolitan markets the United States.

We expect to make additional acquisitions in the foreseeable future.  We believe these acquisitions are consistent with our iAPPS product suite distribution strategy and growth strategy by providing Bridgeline with new geographical distribution opportunities, an expanded customer base, an expanded sales force and an expanded developer force. In addition, integrating acquired companies into our existing operations allows us to consolidate the finance, human resources, legal, marketing, research and development of the acquired businesses with our own internal resources, hence reducing the aggregate of these expenses for the combined businesses and resulting in improved operating results.

Customer Information

We had 676 customers at September 30, 2009 and of these customers 504 or 75% paid us a monthly subscription fee or a monthly managed service fee.  Approximately 77% of our customers in fiscal 2008 continued to be revenue generating customers in fiscal 2009, demonstrating a deep customer traction model

Results of Operations
For the year ended September 30, 2009 we achieved record revenue, earnings from operations and net income.  Revenue was $23.9 million compared with $21.3 million for the same period of 2008, a 12% increase.  Net income was $758 thousand compared with a net loss of ($10.3) million for the same period of 2008.  Diluted earnings per share was $.07 compared with ($1.09) for the same period of 2008.

The following items affect the results of operation for the year ended September 30, 2009 as compared with the same period of 2008:

•	We released iAPPS® Content Manager in September 2008 and iAPPS® Analytics in February 2009.

•	We increased investments in iAPPS research and development in 2009.

•	We did not record any impairment charges for intangible assets or goodwill in 2009. We recorded total non-cash impairment charges of $9.8 million for intangible assets and goodwill in 2008.

•
Tenth Floor, Inc., now Bridgeline Cleveland, was acquired on January 31, 2008 and the financial impact of this acquisition was included for a full year in fiscal 2009 as compared with only eight months for fiscal 2008.

•
Indigio Group, Inc., now Bridgeline Denver, was acquired on July 1, 2008 and the financial impact of this acquisition was included for a full year in fiscal 2009 as compared with only three months in fiscal 2008.

We regularly monitor a number of key metrics including revenue, gross profit margins and expenses as a percentage of revenue.  A comparison of the years ended September 30, 2009 and 2008 follows:

	Year Ended September 30,
(dollars in thousands)	2009	2008	$ Change	% Change

Total revenue	$23,901	$21,295	2,606	12%
Cost of revenue	10,533	$10,305	228	2%
Gross profit	13,368	$10,990	2,378	22%
Gross profit margin	55.9%	51.6%

Total operating expenses before impairment	12,539	11,495	1,044	9%
Impairment of intangible assets	—	76	(76)	—
Impairment of goodwill	—	9,752	(9,752)	—
Total operating expenses	12,539	21,323	(8,784)	(41%)
Income (loss) from operations	829	(10,333)	11,162	(108%)
Other income (expense), net	—	85	(85)	—
Interest income (expense), net	(40)	(61)	21	—
Income (loss) before income taxes	789	(10,309)	11,098	(108%)
Income taxes	31	—	31	—
Net income (loss)	$758	$(10,309)	11,067	(107%)

EBITDA	$2,859	$1,255	1,604	128%

EBITDA

We also measure our performance based on a non-GAAP measurement of earnings before interest, taxes, depreciation, and amortization and before stock compensation expense and impairment of goodwill and intangible assets (“EBITDA”).  We believe this measure is an indicator of cash flow generated from operations.

We achieved record EBITDA for fiscal 2009 of $2.9 million compared with $1.3 million for fiscal 2008, an improvement of $1.6 million, or 128%.  A reconciliation of net income to EBITDA follows:
	Year Ended September 30,
	2009	2008
Net income (loss)	$758	$(10,309)
Add back:
Taxes	31	—
Interest	40	61
Impairment of goodwill and intangible assets	—	9,828
Amortization of intangible assets	517	537
Depreciation	795	578
Other amortization	180	135
Stock based compensation	538	425
EBITDA	$2,859	$1,255

Revenue

Our revenue is derived from three sources: (i) Web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.  Our revenue increased $2.6 million, or 12%, for fiscal 2009 as compared with fiscal 2008.  Fiscal 2009 included a full year of revenue for Tenth Floor and Indigio acquired in January 2008 and July 2008, respectively, while fiscal 2008 included only eight months and three months of revenue from these acquisitions, respectively.  For the year ended September 30, 2009 one customer generated approximately 6% of total revenue and a second customer generated approximately 5% of total revenue.  For the year ended September 30, 2008, one customer generated approximately 7% of total revenue.

	Year Ended September 30,
(dollars in thousands)	2009	2008	$ Change	% Change

Web application development	$20,272	$18,231	$2,041	11%
% of total revenue	85%	86%
Managed service hosting	$2,202	$2,188	$14	1%
% of total revenue	9%	10%
Subscription and perpetual licenses	$1,427	$876	$551	63%
% of total revenue	6%	4%
Total revenue	$23,901	$21,295	$2,606	12%

Web Application Development Services

Revenue from web application development increased $2.0 million, or 11% from 2008.  Our growth came from a number of industries and customers.  The increase in revenue from web application development services is attributable to (i) acquisitions completed during fiscal 2008 combined with (ii) additional revenue derived from new customer accounts secured in fiscal 2009, net of customer attrition.

Managed Service Hosting

Revenue from managed service hosting remained relatively constant between 2009 and 2008, increasing $14 thousand, or 1%.  The increase is attributable to (i) the full year impact in fiscal 2009 of acquisitions completed during fiscal 2008 combined with (ii) additional revenue derived from new customers, net of customer attrition.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual increased $551 thousand from the prior year, or 63%.  Subscription and perpetual license revenue as a percentage of total revenue increased to 6% in fiscal 2009 from 4% in fiscal 2008. This increased revenue is attributable to increased subscription license revenue related to our iAPPS® product suite released at the end of fiscal 2008.

Gross Profit
	Year Ended September 30,
(dollars in thousands)	2009	2008	$ Change	% Change

Web application development services	$10,850	$8,652	$2,198	25%
% of web application development revenue	54%	47%
Managed service hosting	$1,607	$1,744	$(137)	(8%	)
% of managed services hosting revenue	73%	80%
Subscriptions and perpetual licenses	$911	$594	$317	53%
% of subscription and perpetual license revenue	64%	68%
Total gross profit	$13,368	$10,990	$2,378	22%
Gross profit margin	55.9%	51.6%		4.3%

Gross Profit Margin

Gross profit margin increased $2.4 million or 22% in fiscal 2009 as compared with fiscal 2008.  Gross profit margin as a percentage of revenue increased to 55.9% in fiscal 2009 from 51.6% in fiscal 2008.  Our margins are impacted by several factors including (i) the cost of direct labor, which is our largest expense and (ii) outside contractors used to supplement full time staff from time to time.  In addition, since the majority of our revenue is currently from services, billable hours are an important metric that impacts our gross profit margin.  We use measures such as billable utilization to monitor this metric.  A discussion of gross margin by revenue source follows.

Web Application Development Services

Gross profit from web application development increased by $2.2 million, or 25% in fiscal 2009 compared with fiscal 2008.  Gross profit margin increased to 54% in fiscal 2009 from 47% in fiscal 2008.  This increase in gross margin dollars is largely attributable to the increase in revenue.  Web application development services revenue is driven by the number of billable hours on a project.  Thus, the increased revenue will generally correspond with a similar increase in costs and margins.  Our web application development services costs are primarily driven by salaries and wages and outside contractor costs.   We continue to seek margin improvements by utilizing our library of software code to gain efficiencies on engagements.  Margin improvements also come from increased hourly rates at a rate greater than the increase in costs.  We use incentive plans that award personnel performing web application development services when their billable hours exceed stated goals.  Our workforce is largely salaried and as such, increases in billable hours do not result in significant increases to our cost basis.  Finally, we leverage the resources of our India subsidiary to help control costs.  A combination of these measures contributed to the margin improvement in fiscal 2009.

Managed Service Hosting

Gross profit decreased by $137 thousand, or 8% in 2009 compared to fiscal 2008.  Gross profit margin decreased to 73% in fiscal 2009 from 80% in fiscal 2008.  The primary costs associated with managed service hosting revenue are principally (i) the direct third party costs of our co-managed network operation centers (NOCs) and (ii) direct labor costs.  As a result of the acquisition of Tenth Floor and Indigio, our total number of NOCs increased from two to four as of September 30, 2008.   Subsequent to September 30, 2009, we consolidated two of our NOCs and decreased the total number of NOCs to three.  We are also evaluating the feasibility of further NOC consolidation in an effort to improve margins.  Our current facilities have capacity and can be expanded with our growth in revenue without adding substantial costs.

Perpetual Licenses and Subscriptions

Gross profits from perpetual licenses and subscriptions increased $317 thousand or 53% in fiscal 2009 compared with fiscal 2008. Gross profit margin decreased to 64% in fiscal 2009 from 68% in fiscal 2008.  The decrease in gross margin is related to (i) amortization of software costs previously capitalized (there was no such amortization in fiscal 2008) and (ii) the full year impact of amortization of certain intangible assets related to 2008 acquisitions.  We continue to incur costs associated with maintaining the legacy products and costs incurred from operating additional NOC locations.  We began to migrate customers to our new product platform from our legacy products and will continue this migration into the foreseeable future.

Operating Expenses

The following table sets forth the percentage change and the percentage of total revenue for operating expenses for the years ended September 30, 2009 and 2008, respectively.

	Year Ended September 30,
(dollars in thousands)	2009	2008	$ Change	% Change

Sales & marketing	$6,192	$6,294	$(102)	(2%	)
% of total revenue	26%	29%
General & administrative	$4,001	$3,531	$470	13%
% of total revenue	17%	17%
Research & development	$1,124	$619	$505	82%
% of total revenue	4%	3%
Depreciation & amortization	$1,222	$1,051	$171	16%
% of total revenue	5%	5%
Impairment of intangible assets	$—	$76	$(76)	(100%	)
% of total revenue		0%
Impairment of goodwill	$—	$9,752	$(9,752)	(100%	)
% of total revenue		46%
Total operating expenses	$12,539	$21,323	$(8,784)	(41%	)
% of total revenue	52%	100%

Sales and Marketing Expenses

Sales and marketing expenses decreased to $6.2 million for fiscal 2009, from $6.3 million in fiscal 2008, or by 2%.  Sales and marketing expenses represented 26% of total revenue in fiscal 2009, compared to 29% in fiscal 2008.  This decrease is primarily attributable to (i) a reduction in staff effective in December 2008 and (ii) a reduction in variable compensation expenses.  We have established incentives and goals for each salesperson to encourage revenue generation behavior.  The decreases above were offset by increases in costs related to seminars and lead generation activity which added to marketing expense  in fiscal 2009 when compared to fiscal 2008.

General and Administrative Expenses

General and administrative expenses increased to $4.0 million for fiscal 2009 from $3.5 million in fiscal 2008, or by 13%.  General and administrative expense represented 17% of revenue in both fiscal years.  The increase in the amount of general and administrative expense is primarily due to (i) increases in personnel, recruiting, consulting and professional fees associated with systems enhancement for improved internal and public reporting and (ii) increases in stock-based compensation expense.

Research and Development

Research and development expense increased to $1.1 million in fiscal 2009 from $619 thousand in fiscal 2008, or by 82%, exclusive of capitalized software costs.  Such costs were $30 thousand for fiscal 2009 and $397 thousand for fiscal 2008.  Inclusive of the capitalized costs, research and development spending totaled $1.2 million in fiscal 2009 compared to $1.0 million in fiscal 2008, an increase of $138 thousand or 14%.  The increase in cost is related to the relocation of R&D personnel to our corporate offices in Woburn, MA from our subsidiary in India to continue developing our new on-demand software products, iAPPS Framework, iAPPS Content Manager, iAPPS Analytics and iAPPS eCommerce.  We will continue to invest in enhancements for our on demand software products in fiscal 2010.

Depreciation and Amortization

Depreciation and amortization expense increased to $1.2 million in fiscal 2009 from $1.1 million in fiscal 2008, or by 16%. These increases are primarily attributable to (i) additional amortization expense for intangible assets resulting from acquisitions consummated subsequent to December 31, 2007, and (ii) additional amortization charges on leasehold improvements related to office facilities in Illinois and Virginia that commenced in the quarters ending September 30, 2008 and December 31, 2008, respectively.  These increases are offset by an adjustment to amortization expense for intangibles assets recorded in the quarter ended March 31, 2009 related to the final purchase price allocation for Indigio completed by an independent third party valuation firm.

Impairment of Intangible Assets and Goodwill

For the year ended September 30, 2009, the Company did not record any impairment charges for intangible assets or goodwill.  For the year ended September 30, 2008, the Company recorded an impairment charge for intangible assets in the amount of $76 thousand and an impairment charge for goodwill in the amount of $9.8 million.  This impairment charge resulted from (i) economic factors impacting our business (ii) an overall decline in organic revenue growth in the second half of fiscal 2008, and (iii) a material decline in our stock price since September 30, 2007. The impairment charge was estimated at September 30, 2008 and finalized during the quarter ended March 31, 2009 resulting in no change from the original estimate.

In evaluating goodwill impairment, the Company considers a number of factors such as market capitalization value, discounted cash flow projections, guideline public company comparisons and acquisition transactions of comparable third party companies. Evaluating the potential impairment of goodwill is highly subjective and requires management to make significant estimates and judgment at many points during the analysis, especially with regard to the Company’s future cash flows.

Income Tax Expense

Income tax expense was $31 thousand for fiscal 2009 compared with $ -0- for fiscal 2008.  Income tax expense for fiscal 2009 represents the estimated federal tax expense for alternative minimum taxes owed by the Company plus state income taxes in states where the Company does business.  Income tax expense for alternative minimum tax is based on the effect of temporary differences derived from alternative treatments of items for tax and accounting purposes, reduced by alternative minimum tax net operating loss carryforwards to the extent allowed.  Net operating loss carryforwards are estimated to be sufficient to offset additional federal taxable income for all periods presented.

Income (Loss) from Operations

Net income (loss) increased to $758 thousand in fiscal 2009 from ($10.3) million in fiscal 2008, or by $11.1 million.  The improvement in income from operations is principally a result of an increase in revenue and gross profits, a reduction in operating expenses before impairment charges and the fact that no impairment charges were recorded for intangible assets and goodwill, as compared with $9.8 million of impairment charges in fiscal 2008.

Liquidity and Capital Resources

Overview

We have historically funded our operations primarily through issuances of short-term debt and equity.  In fiscal 2009 we generated positive cash flow from operations. We believe that our operations will continue to generate positive cash flows as our revenue increases. The Company’s cash and cash equivalents were $3.1 million and $1.9 million at September 30, 2009 and 2008, respectively.

Working Capital

We had working capital of $3.0 million at September 30, 2009 compared with working capital of $2.5 million for the same period of the prior year.  We define working capital as current assets less current liabilities.  We had accounts receivable of $3.4 million at September 30, 2009 compared with $4.5 million for the same period of the prior year.  Unbilled receivables decreased to $349 thousand from $1.6 million or by $1.2 million at September 30, 2009 from September 30, 2008. This decrease in unbilled receivables resulted from the timing of billings in accordance with stated contracted terms and a decrease in unbilled receivables related to companies acquired in 2008.

Cash Flows

Operating Activities

Cash provided from operating activities was $3.0 million for the year ended Septembers 30, 2009 compared with cash used in operating activities of ($387) thousand for the same period of 2008, an increase of $3.4 million.  The increase is primarily attributable to an increase in net income and favorable changes in working capital.

Investing Activities

Cash used in investing activities was $1.7 million for the year ended September 30, 2009 compared with $3.7 million for the same period of 2008. In fiscal 2009, we continued to invest in our network operation center which supports our iAPPS software as a service business. Expenditures for fiscal 2009 related to equipment and improvements were $453 thousand.  In addition, in fiscal 2009 capitalized software development costs were $30 thousand and contingent acquisition payments (earnouts) were $1.2 million.  In fiscal 2008 we made expenditures for equipment and improvements of $980 thousand, capitalized software development costs of $397 thousand and contingent acquisition payments of $528 thousand.  In fiscal 2008, we also completed two acquisitions for a cash use of $1.8 million.

As of September 30, 2009, we had remaining contingent acquisition obligations to former owners of acquired companies, subject to the achievement of certain defined operating metrics. Such metrics are based primarily on revenue and EBITDA targets. The total maximum amount of potential payments are $1.9 million, $793 thousand and $585 thousand for the fiscal years ending September 30, 2010, 2011 and 2012, respectively, provided that the contingent results are achieved.

Financing Activities

Net cash used in financing activities was $105 thousand for the year ended September 30, 2009, compared to cash provided by financing activities of $798 thousand for the same period in 2008.   The Company received proceeds

from the bank line of credit of $4.3 million, repaid the bank credit line of $4.3 million and repaid obligations under capital equipment leases of $105 in fiscal 2009. Cash flows from financing activities in fiscal 2008 were primarily attributable to proceeds from the bank line of credit of $1.0 million and the repayment of capital lease obligations of $200 thousand.

In September 2009, we received cash proceeds of $1.0 million from our bank line of credit, which was repaid in full in October 2009. In November 2009, the bank line of credit was amended to extend the maturity date to March 31, 2010.

Capital Resources and Liquidity Outlook

We believe that our cash flows from operating activities will generate cash flows sufficient to cover of operating cash needs, requirements for capital expenditures and potential earnouts during fiscal 2010.  We believe that cash requirements for capital expenditures will be approximately $400 thousand during fiscal 2010, and maximum earnout obligations are $1.9 million.   We also believe that cash flows from operating activities will be sufficient to cover our implementation of Sarbanes Oxley requirements.  Funds required for acquisitions, if any, and investments in research and development will be funded from the remaining cash flows from operations and our bank line of credit.

Inflation

Inflationary increases can cause pressure on wages and the cost of benefits offered to employees.  We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, other than our operating leases and contingent acquisition payments disclosed below.

We currently do not have any variable interest entities. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

We lease our facilities in the United States and India.  Our other contractual obligations include certain equipment acquired under capitalized lease agreements that begin to expire in fiscal year 2010. We have no contractual obligations extending beyond five years.

The following summarizes our long-term contractual obligations as of September 30, 2009:

	For the Year Ending September 30,
(in thousands)	2010	2011	2012	2013	2014	2015	Total
Payment obligations by year
Bank line of credit	$1,000	$—	$—	$—	$—	$—	$1,000
Capital leases	90	55	11				156
Operating leases (a)	1,113	998	640	333	130	—	3,214
Contingent acquisition payments (b)	1,900	793	585	—	—	—	3,278
Total	$4,103	$1,846	$1,236	$333	$130	$—	$7,648

(a)	Net of sublease income

(b)	The contingent acquisition payments are maximum potential earn-out consideration payable to former owners of acquired companies. Amounts actually paid may be less.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Consolidated Financial Statements, that were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Effective for interim and annual periods ending after September 15, 2009, The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (the“Codification”) became single source of authoritative nongovernmental U.S. generally accepted accounting principles (US GAAP).  The company adopted the Codification during the quarter ending September 30, 2009.  The adoption had no effect on the Company's consolidated financial statements.

The preparation of financial statements in accordance US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly make estimates and assumptions that affect the reported amounts of assets and liabilities. The most significant estimates included in our financial statements are the valuation of accounts receivable and long-term assets, including intangibles, goodwill and deferred tax assets, stock-based compensation, amounts of revenue to be recognized on service contracts in progress, unbilled receivables, and deferred revenue. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	Revenue recognition;
•	Allowance for doubtful accounts;
•	Accounting for cost of computer software to be sold, leased or otherwise marketed;
•	Accounting for goodwill and other intangible assets; and
•	Accounting for stock-based compensation.

Revenue Recognition

Overview

The Company enters into arrangements to sell web application development services (professional services), software licenses or combinations thereof.  Revenue is categorized into (i) Web Application Development Services (ii) Managed Service Hosting, and (iii) Subscriptions and Perpetual Licenses.

The Company recognizes revenue as required by the Revenue Recognition Topic of the Codification.  Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred or the services have been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is reasonably assured. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

Web Application Development Services

Web application development services include professional services primarily related to the Company’s Web development solutions that address specific customer needs such as information architecture and usability engineering, interface configuration, application development, rich media, e-Commerce, e-Learning and e-Training, search engine optimization, and content management.

Web application development services are contracted for on either a fixed price or time and materials basis.  For its fixed price engagements, the Company applies the proportional performance model to recognize revenue based on cost incurred in relation to total estimated cost at completion. The Company has determined that labor costs are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input when providing application development services. Customers are invoiced monthly or upon the completion of milestones. For milestone based projects, since milestone pricing is based on expected hourly costs and the duration of such engagements is relatively short, this input approach principally mirrors an output approach under the proportional performance model for revenue recognition on such fixed priced engagements.  For time and materials contracts, revenues are recognized as the services are provided.

Web application development services also include retained professional services contracted for on an “on call” basis or for a certain amount of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis.   For retained professional services sold on a stand-alone we recognize revenue as the services are delivered or over the term of the contractual retainer period.  These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

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

Managed Service Hosting

Managed service hosting includes hosting arrangements that provide for the use of certain hardware and infrastructure, generally at the Company’s network operating centers.  The majority of the customers under contractual hosting arrangements have been previous application development services customers. Set-up costs associated with hosting arrangements are not significant and when charged are recognized ratably over the expected period of performance, generally twenty-four months.  Hosting agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party generally upon 30-days notice.  Revenue is recognized monthly as the hosting services are delivered.   As described below, hosting revenue associated with the Company’s subscriptions are included in subscription and perpetual license revenue.

Hosting services are typically sold in connection with application development services but also may be sold on a stand-alone basis.   The Company’s revenue recognition policy with respect to multiple element arrangements is described further below under the caption “Multiple Element Arrangements.”

Subscriptionand Perpetual Licenses

The Company licenses its software on a perpetual and subscription basis. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period.  For arrangements that consist of a perpetual license and PCS, the PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized on a residual basis.  Under the residual method, the fair value of the undelivered elements are deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met.  Revenue recognition for perpetual licenses sold as part of a multiple element arrangement is described further below under the caption “Multiple Element Arrangements.”

Customers also license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”.  SaaS is a model of software deployment where an application is hosted as a service provided to customers across the Internet.  Subscription agreements include access to the Company’s software application via an internet connection, the related hosting of the application, and PCS.  Customers receive automatic updates and upgrades, and new releases of the products as soon as they become available.  Subscription agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party upon 30 to 45 days notice.  Revenue is recognized monthly as the services are delivered. Any up front set-up fees are amortized over 24 months.  We have concluded that our Subscription Agreements should be accounted for differently from software sales since the software is only accessible through a hosting arrangement with us and the customer cannot take possession of the software.  Revenue recognition for Subscriptions sold as part of a multiple element arrangement is described further below under the caption “Multiple Element Arrangements.

Subscription and perpetual licenses also include PCS includes a provision for unspecified product upgrades, error or bug fixes, and telephone and online support during the Company’s normal business hours.  Revenue for PCS sold separately is recognized ratably on a straight-line basis over the period of performance, typically twelve months.  Vendor specific objective evidence (“VSOE”) is established for PCS and is based on the price of PCS when sold separately, which has been established via annual renewal rates and is a consistent percentage of the stipulated software license fee.  Revenue recognition for PCS sold as part of a multiple element arrangement is described further below under the caption “Multiple Element Arrangements.”

Multiple Element Arrangements

As described above, application development services are often sold as part of multiple element arrangements.  Such arrangements may include delivery of a perpetual license for the Company’s software products at the commencement of an application development services engagement or delivery of retained professional services, hosting services and/or subscriptions subsequent to completion of such engagement, or combinations thereof.  In accounting for these multiple element arrangements, we follow either Codification Topic 605-985 Revenue Recognition Software or Codification Topic 605-25 Revenue Recognition Multiple Element Arrangements, as applicable. As described further below, the Company has concluded that each element can be treated as a separate unit of accounting when following Codification Topic 605-25.

As permitted by Codification Topic 605-25-65-1, the Company adopted on a retrospective basis Accounting Standards Update No. 2009-13, Revenue Recognition: Multiple Deliverable Arrangements. This adoption had no impact on previously reported financial information

When the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes application development services and PCS, VSOE of each element is considered.  VSOE is established for PCS and is based on the price of PCS when sold separately, which has been established via annual renewal rates.  Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis.  The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with ASC Section 605-985, when perpetual licenses are sold in a multiple element arrangements including application development services where VSOE for the services has not been established, the license revenue is deferred and recognized under the proportional performance model along with the associated application development services.  For the year ended September 30, 2009, the Company has recognized revenue of $304 thousand for perpetual licenses.    In determining VSOE for the application development services element, the separability of the application development services from the software license and the value of the services when sold on a standalone basis is considered.  The Company also considers the categorization of the services, the timing of when the services contract was signed in relation to the signing of the perpetual license contract and delivery of the software, and whether the services can be performed by others.  The Company has concluded that its application development services are not required for the customer to use the product but, rather enhance the benefits that the software can bring to the customer.  In addition, the services provided do not result in significant customization or modification of the software and are not essential to its functionality, and can also be performed by the customer or a third party.  If an application development services arrangement does qualify for separate accounting, the Company recognizes the perpetual license on a residual basis.  If a application development services arrangement does not qualify for separate accounting, the Company recognizes the perpetual license under the proportional performance model as described above.

When subscription arrangements are sold with application development services, the Company follows Codification Topic 605-25 Revenue Recognition Multiple Element Arrangements and have concluded that each element can be treated as a separate unit of accounting.  In determining separability, the timing of the commencement of the subscription period to the services delivery is considered.

If the subscription period begins after the services delivery then the Company generally recognizes the services as delivered and then commences revenue recognition for the subscription after the services have been delivered.  To date, all subscription periods have commenced after the services delivery.  If the application development services arrangement does not qualify for separate accounting, the application development services revenue and related costs are deferred and recognized over the subscription period.  Subscriptions also include a PCS component, and the Company has determined that the two elements cannot be separated and must be recognized as one unit over the applicable service period.

Customer Payment Terms

Payment terms with customers typically require payment 30 days from invoice date. Payments terms may vary by customer but generally do not exceed 45 days from invoice date. Invoicing for Application Development Services are either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoicing for subscriptions and hosting are typically issued monthly and are generally in the month of service.

Our agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise concerns over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

Warranty

Certain arrangements include a warranty period of 30 days from the completion of work. In hosting arrangements, we provide warranties of up-time reliability. We continue to monitor the conditions that are subject to the warranties to identify if a warranty claim may arise. If we determine that a warranty claim is probable, then any related cost to satisfy the warranty obligation is estimated and accrued. Warranty claims to date have been immaterial.

Reimbursable Expenses

In connection with certain arrangements, reimbursable expenses are incurred and billed to customers and such amounts are recognized as both revenue and cost of revenue.

Allowance for Doubtful Accounts

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

Accounting for Cost of Computer Software to be Sold, Leased or Otherwise Marketed

We charge research and development expenditures for technology development to operations as incurred.  However, in accordance with Codification 985-20 Costs of Software to be Sold Leased or Otherwise Marketed, we capitalize certain software development costs subsequent to the establishment of technological feasibility.  Based on our product development process, technological feasibility is established upon completion of a working model. Certain costs incurred between completion of a working model and the point at which the product is ready for general release are capitalized if significant. Once the product is available for general release, the capitalized costs are amortized in cost of sales.

Accounting for Goodwill and Other Intangible Assets

Goodwill and other intangible assets require us to make estimates and judgments about the value and recoverability of those assets. We have made several acquisitions of businesses that resulted in both goodwill and intangible assets being recorded in our financial statements.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amount and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) future declines in our operating results, (ii) a decline in the value of technology company stocks, (iii) a decline in the value of our common stock and (iv) any failure to meet the performance projections included in our forecasts of future operating results.

We evaluate goodwill and other intangible assets deemed to have indefinite lives on an annual basis in the quarter ended September 30, or more frequently if we believe indicators of impairment exist. Application of the goodwill impairment test requires judgment including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In accordance with the Intangibles-Goodwill and Other Topic of the Codification, management has determined that there is only one reporting unit to be tested.

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

We also assess the impairment of our long-lived assets, including definite-lived intangible assets and equipment and improvements when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment charge is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. Any impairment charge is measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Any resulting impairment charge could have an adverse impact on our results of operations.

We performed our annual impairment test of goodwill as of the fourth quarter of fiscal 2009. Based on the results of this test we determined that there was no impairment of goodwill or other intangible assets.

We also performed our annual impairment test of goodwill during the fourth quarter of fiscal 2008. As a result of (i) the present economic environment impacting our business and results, (ii) an overall decline in organic revenue growth in the fourth quarter of fiscal 2008, and (iii) a material decline in the trading price of our common stock since June 30, 2008, we determined that an impairment triggering event had been identified. Therefore, we engaged an independent third party to assist us in the review of the carrying value of goodwill and our definite-lived intangible asset balances for possible impairment in accordance with the Intangibles-Goodwill and Other Topic and the Property, Plant and Equipment Topic of the Codification, respectively.

In our review of the carrying value of the goodwill and intangible assets we determined the fair value of our single reporting unit using (i) the Income Approach, or more specifically the Discounted Cash Flow Method, (ii) the Market Approach, utilizing both the Guideline Company Method and the Comparable Transaction Method, and (iii) the Direct Market Data Method, determining the fair value based on active market data at September 30, 2008.  The review for impairment indicated that the carrying value of both the goodwill and intangible assets was impaired at September 30, 2008).  In accordance with the Fair Value Measurements and Disclosures Topic of the Codification, our evaluation considered inputs from all three levels of hierarchy (Level 1, Level 2 and Level 3).  We placed significant weighting in our evaluation of fair value derived using the Direct Market Data Method (i.e. market capitalization) as it involves the use of a Level 1 input – the value of our stock in an active market, and therefore is afforded the highest consideration.  Accordingly, the fair values derived utilizing the other three methods based on Level 2 and Level 3 inputs were allocated significantly less weighting.  We also considered the impact of the current economic recession on our fourth quarter revenue and the 52% decline in our stock price since June 30, 2008.  Based upon the results of the valuation techniques utilized, we recognized an impairment charge of $9.8 million for the fiscal year ended September 30, 2008 related to carrying value of goodwill.

As a final requirement of the goodwill impairment evaluation, the amount of impairment should be allocated to the assets and liabilities of the entity based on the implied fair value.  We completed the fiscal 2008 analysis during the second fiscal quarter of 2009.

Accounting for Stock-Based Compensation

At September 30, 2009, we maintained two stock-based compensation plans more fully described in Note 10 to the Consolidated Financial Statements.

The Company accounts for stock compensation awards in accordance with the Compensation-Stock Compensation Topic of the Codification.  Share-based payments (to the extent they are compensatory) are recognized in our consolidated statements of operations based on their fair values.

We recognize stock-based compensation expense for share-based payments issued or assumed after October 1, 2006 that are expected to vest on a straight-line basis over the service period of the award, which is generally four years.  We recognize the fair value of the unvested portion of share-based payments granted prior to October 1, 2006 over the remaining service period, net of estimated forfeitures.  In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rate and reduce the expense over the recognition period. Estimated forfeiture rates are updated for actual forfeitures quarterly.  We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate.  Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ.  In addition, to the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest, and such true-ups could materially affect our operating results.

We estimate the fair value of employee stock options using the Black-Scholes-Merton option valuation model.  The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options.  The risk-free interest rate assumption we use is based upon United States treasury interest rates appropriate for the expected life of the awards.  We use the historical volatility of our publicly traded options in order to estimate future stock price trends.  In order to determine the estimated period of time that we expect employees to hold their stock options, we have used historical rates of employee turnover by job classification.  Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

We record deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Because the deferred tax assets we record are based upon the stock-based compensation expenses in a particular jurisdiction, the aforementioned inputs that affect the fair value of our stock awards also indirectly affect our income tax expense.  In addition, differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, such shortfalls reduce our pool of excess tax benefits.  If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense.  Our pool of excess tax benefits is computed in accordance with the alternative transition method. To the extent we change the terms of our employee stock-based compensation programs or refine different assumptions in future periods such as forfeiture rates that differ from our estimates, the stock-based compensation expense that we record in future periods and the tax benefits that we realize may differ significantly from what we have recorded in previous reporting periods.

Stock Options Activity (Repricing Plan)

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

We estimated the fair value of the stock option modifications using the Black-Scholes-Merton option model and are recording additional stock-based compensation of approximately $300 thousand over the three year vesting period.  While we believe that our estimates are based on outcomes that are reasonably likely to occur, if actual results differ significantly from those estimated or if future changes are made to our assumptions, the amount of recognized compensation expense could change significantly.  For additional information refer to Footnote 10 of the Consolidated Financial Statements.

Recent Accounting Pronouncements

The Business Combination Topic of the Codification requires the Company to record separately and expense the direct costs of an acquisition.  These costs were previously included in the total allocated cost of the acquisition.  This Codification Topic also requires the Company to recognize as an asset or liability at fair value certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, this Codification Topic requires that the Company recognize contingent consideration at the date of acquisition, based on the fair value at that date.  These Codification Topic changes are effective and will impact any acquisitions completed by the Company after September 30, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bridgeline Software, Inc:

We have audited the consolidated balance sheets of Bridgeline Software, Inc. (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgeline Software, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
December 28, 2009
Boston, Massachusetts

BRIDGELINE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share and per share data)

ASSETS	September 30,
	2009	2008
Current assets:
Cash and cash equivalents	$3,060	$1,911
Accounts receivable and unbilled receivables, net	3,468	5,662
Prepaid expenses and other current assets	320	467
Total current assets	6,848	8,040
Equipment and improvements, net	1,448	1,763
Intangible assets, net	1.490	2,980
Goodwill, net	13,899	10,725
Other assets	570	751
Total assets	$24,255	$24,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$714	$1,770
Accrued liabilities	1,194	1,529
Line of credit	1,000	1,000
Capital lease obligations, current	77	105
Deferred revenue	890	1,176
Total current liabilities	3,875	5,580
Capital lease obligations, net of current portion	62	139
Other long term liabilities	414	350
Total liabilities	4,351	6,069

Commitments and contingencies

Stockholders’ equity:
C Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock -$0.001 par value; 20,000,000 shares authorized;11,182,209 and 10,665,553 shares issued and outstanding, respectively	11	11
Additional paid-in capital	35,620	34,647
Accumulated deficit	(15,611)	(16,369)
Accumulated other comprehensive income	(116)	(99)
Total stockholders’ equity	19,904	18,190
Total liabilities and stockholders’ equity	$24,255	$24,259

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except share and per share data)

	Year Ended September 30,
	2009	2008
Revenue:
Web application development services	$20,272	$18,231
Managed service hosting	2,202	2,188
Subscription and perpetual licenses	1,427	876
Total revenue	23,901	21,295
Cost of revenue:
Web application development services	9,422	9,579
Managed service hosting	595	444
Subscription and perpetual licenses	516	282
Total cost of revenue	10,533	10,305
Gross profit	13,368	10,990
Operating expenses:
Sales and marketing	6,192	6,294
General and administrative	4,001	3,531
Research and development	1,124	619
Depreciation and amortization	1,222	1,051
Impairment of intangible assets	—	76
Impairment of goodwill	—	9,752
Total operating expenses	12,539	21,323
Income (loss) from operations	829	(10,333)
Other income (expense) net	—	85
Interest income (expense) net	(40)	(61)
Income (loss) before income taxes	789	(10,309)
Income taxes	31	—
Net income (loss)	$758	$(10,309)

Net income (loss) per share:
Basic	$.07	$(1.09)
Diluted	$.07	$(1.09)
Number of weighted average shares:
Basic	11,008,879	9,473,408
Diluted	11,272,190	9,473,408

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
		Par	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance at September 30, 2007	8,648,950	$9	$28,908	$(6,060)	$18	$22,875
Stock based compensation expense	—	—	425	—	—	425
Exercise of stock options	6,667	—	—	—	—	—
Exercise of stock warrants	160,000	—	—	—	—	—
Issuance of common stock and options for acquisitions	1,767,758	2	5,047	—	—	5,049
Issuance of common stock and options for earnouts	82,158	—	267	—	—	267
Comprehensive loss
Net loss	—	—	—	(10,309)	—	(10,309)
Foreign currency translation adjustment	—	—	—	—	(117)	(117)
Total comprehensive loss	—	—	—	(10,309)	(117)	(10,426)
Balance at September 30, 2008	10,665,533	11	34,647	(16,369)	(99)	18.190
Stock based compensation expense	—	—	538	—	—	538
Issuance of common stock for earnouts	516,676	—	435	—	—	435
Comprehensive income
Net income	—	—	—	758	—	758
Foreign currency translation adjustment	—	—	—	—	(17)	(17)
Total comprehensive income	—	—	—	758	(17)	741
Balance at September 30, 2009	11,182,209	11	35,620	(15,611)	(116)	19,904

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
	Year Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$758	$(10,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill and intangible assets	—	9,828
Amortization of intangible assets	517	537
Depreciation	795	578
Other amortization	180	135
Stock based compensation	538	425
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	1,771	(993)
Prepaid expenses and other assets	181	(560)
Accounts payable and accrued liabilities	(1,518)	(156)
Deferred revenue	(286)	(152)
Other liabilities	64	280
Total adjustments	2,242	9,922
Net cash provided by (used in) operating activities	3,000	(387)

Cash flows from investing activities:
Equipment and improvements	(453)	(980)
Software development	(30)	(397)
Acquisitions, net of cash acquired	—	(1,812)
Contingent acquisition payments	(1,250)	(528)
Net cash used in investing activities	(1,733)	(3,717)

Cash flows from financing activities:
Proceeds from bank line of credit	4,250	1,000
Principal payments of bank line of credit	(4,250)	—
Principal payments on capital leases	(105)	(202)
Net cash provided by (used in) financing activities	(105)	798
Net (decrease) increase in cash and cash equivalents	1,162	(3,306)
Effect of exchange rate changes on cash	(13)	(2)
Cash and cash equivalents at beginning of period	1,911	5,219
Cash and cash equivalents at end of period	$3,060	$1,911
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$59	$54
Income taxes	$133	$—
Non cash activities:
Purchase of equipment through capital leases	$—	$71
Equipment and other assets included in accounts payable	$31	$—
Issuance of common stock for acquisitions	$—	$5,049
Issuance of common stock for contingent acquisition payments	$435	$267
Accrued contingent consideration	$408	$327

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline is a developer of web application management software and award-winning interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS® software combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

Bridgeline’s iAPPS® product suite offers solutions that unify web Content Management, web Analytics, eCommerce, and eMarketing capabilities deep within the website or web applications in which they reside; enabling business users to enhance and optimize the value of their web properties. Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, portals, and mission-critical web applications.

Locations

The Company’s corporate office is located north of Boston, Massachusetts in Woburn, Massachusetts.  This office also houses the Company’s New England business unit.  The Company maintains regional offices serving the following geographical locations: Atlanta, GA, Chicago, IL; Cleveland, OH; Denver, CO; New York, NY; and Washington, DC.  The Company has a wholly owned subsidiary, Bridgeline Software Pvt. Ltd,, located in Bangalore, India which serves as its .Net development center.

Other Information

The Company’s stock is traded on NASDAQ under the symbol BLSW.  The Company maintains its website at www.bridgelinesw.com.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned India subsidiary. All significant inter-company accounts and transactions have been eliminated. Certain amounts from the prior period financial statements have been reclassified to conform to the current presentation.

Effective for interim and annual periods ending after September 15, 2009, The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (the “Codification”) became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (US GAAP).  The Company adopted the Codification during the quarter ending September 30, 2009.  The adoption had no effect on the Company's consolidated financial statements.

The Company evaluated subsequent events through December 28, 2009 and concluded there were no material subsequent events requiring adjustment to or disclosure in these financial statements, other than those disclosed.

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

The complexity of the estimation process and factors relating to assumptions, risks and uncertainties inherent with the use of the proportional performance model affect the amount of revenue and related expenses reported in the Company’s financial statements. A number of internal and external factors can affect the Company’s estimates including utilization variances and specification and test requirement changes.

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Revenue Recognition

The Company enters into arrangements to sell web application development services (professional services), software licenses or combinations thereof.  Revenue is categorized into (i) Web Application Development Services (ii) Managed Service Hosting, and (iii) Subscription and Perpetual Licenses.

The Company recognizes revenue as required by the Revenue Recognition Topic of the Codification.  Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred or the services have been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is reasonably assured. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

Web Application Development Services

Web application development services include professional services primarily related to the Company’s Web development solutions that address specific customer needs such as information architecture and usability engineering, interface configuration, application development, rich media, e-Commerce, e-Learning and e-Training, search engine optimization, and content management.

Web application development services are contracted for on either a fixed price or time and materials basis.  For its fixed price engagements, the Company applies the proportional performance model to recognize revenue based on cost incurred in relation to total estimated cost at completion. The Company has determined that labor costs are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input when providing application development services. Customers are invoiced monthly or upon the completion of milestones. For milestone based projects, since milestone pricing is based on expected hourly costs and the duration of such engagements is relatively short, this input approach principally mirrors an output approach under the proportional performance model for revenue recognition on such fixed priced engagements.  For time and materials contracts, revenues are recognized as the services are provided.

Web application development services also include retained professional services contracted for on an “on call” basis or for a certain amount of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis.   For retained professional services sold on a stand-alone we recognize revenue as the services are delivered or over the term of the contractual retainer period.  These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

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

Managed Service Hosting

Managed service hosting includes hosting arrangements that provide for the use of certain hardware and infrastructure, generally at the Company’s network operating centers.  The majority of the customers under contractual hosting arrangements have been previous application development services customers. Set-up costs associated with hosting arrangements are not significant and when charged are recognized ratably over the expected period of performance, generally twenty-four months.  Hosting agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party generally upon 30-days notice.  Revenue is recognized monthly as the hosting services are delivered.   As described below, hosting revenue associated with the Company’s subscriptions are included in subscription and perpetual license revenue.

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

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Subscriptions and Perpetual Licenses

The Company licenses its software on a perpetual and subscription basis. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period.  For arrangements that consist of a perpetual license and PCS, the PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized on a residual basis.  Under the residual method, the fair value of the undelivered elements are deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met.  Revenue recognition for perpetual licenses sold as part of a multiple element arrangement is described further below under the caption “Multiple Element Arrangements.”

Customers also license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”.  SaaS is a model of software deployment where an application is hosted as a service provided to customers across the Internet.  Subscription agreements include access to the Company’s software application via an internet connection, the related hosting of the application, and PCS.  Customers receive automatic updates and upgrades, and new releases of the products as soon as they become available.  Subscription agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party upon 30 to 45 days notice.  Revenue is recognized monthly as the services are delivered. Any up front set-up fees are amortized over 24 months.  We have concluded that our Subscription Agreements should be accounted for differently from software sales since the software is only accessible through a hosting arrangement with us and the customer cannot take possession of the software.  Revenue recognition for Subscriptions sold as part of a multiple element arrangement is described further below under the caption “Multiple Element Arrangements.

Multiple Element Arrangements

As described above, application development services are often sold as part of multiple element arrangements.  Such arrangements may include delivery of a perpetual license for the Company’s software products at the commencement of an application development services engagement or delivery of retained professional services, hosting services and/or subscriptions subsequent to completion of such engagement, or combinations thereof.  In accounting for these multiple element arrangements, we follow either Codification Topic 605-985 Revenue Recognition Software or Codification Topic 605-25 Revenue Recognition Multiple Element Arrangements, as applicable. As described further below, the Company has concluded that each element can be treated as a separate unit of accounting when following Codification Topic 605-25.

As permitted by Codification Topic 605-25-65-1, the Company adopted on a retrospective basis Accounting Standards Update No. 2009-13, Revenue Recognition: Multiple Deliverable Arrangements. This adoption had no impact on previously reported financial information.

When the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes application development services and PCS, VSOE of each element is considered.  VSOE is established for PCS and is based on the price of PCS when sold separately, which has been established via annual renewal rates.  Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis.  The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with ASC Section 605-985, when perpetual licenses are sold in a multiple element arrangements including application development services where VSOE for the services has not been established, the license revenue is deferred and recognized under the proportional performance model along with the associated

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

application development services.  For the year ended September 30, 2009, the Company has recognized revenue of $304 thousand for perpetual licenses.    In determining VSOE for the application development services element, the separability of the application development services from the software license and the value of the services when sold on a standalone basis is considered.  The Company also considers the categorization of the services, the timing of when the services contract was signed in relation to the signing of the perpetual license contract and delivery of the software, and whether the services can be performed by others.  The Company has concluded that its application development services are not required for the customer to use the product but, rather enhance the benefits that the software can bring to the customer.  In addition, the services provided do not result in significant customization or modification of the software and are not essential to its functionality, and can also be performed by the customer or a third party.  If an application development services arrangement does qualify for separate accounting, the Company recognizes the perpetual license on a residual basis.  If a application development services arrangement does not qualify for separate accounting, the Company recognizes the perpetual license under the proportional performance model as described above.

When subscription arrangements are sold with application development services, the Company follows Codification Topic 605-25 Revenue Recognition Multiple Element Arrangements and have concluded that each element can be treated as a separate unit of accounting.  In determining separability, the timing of the commencement of the subscription period to the services delivery is considered.

If the subscription period begins after the services delivery then the Company generally recognizes the services as delivered and then commences revenue recognition for the subscription after the services have been delivered.  To date, all subscription periods have commenced after the services delivery.  If the application development services arrangement does not qualify for separate accounting, the application development services revenue and related costs are deferred and recognized over the subscription period.  Subscriptions also include a PCS component, and the Company has determined that the two elements cannot be separated and must be recognized as one unit over the applicable service period.

Customer Payment Terms

Payment terms with customers typically require payment 30 days from invoice date. Payment terms may vary by customer but generally do not exceed 45 days from invoice date. Invoicing for Application Development Services are either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoices for subscriptions and hosting are typically issued monthly and are generally due in the month of service.

The Company’s agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise concerns over delivered products or services, the Company has endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

Warranty

Certain arrangements include a warranty period of 30 days from the completion of work. In hosting arrangements, the Company may provide warranties of up-time reliability. The Company continues to monitor the conditions that are subject to the warranties to identify if a warranty claim may arise. If the Company determines that a warranty claim is probable, then any related cost to satisfy the warranty obligation is estimated and accrued. Warranty claims to date have been immaterial.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, bank line of credit and senior notes payable approximate their fair value because of the short-term maturity of these instruments. Based on rates available to the Company at September 30, 2009 and 2008 for loans with similar terms, the carrying values of capital lease obligations approximate their fair value.

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

Equipment and Improvements

The components of equipment and improvements are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the lease term. Repairs and maintenance costs are expensed as incurred.

Internal Use Software

Cost incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of equipment and improvements. Training costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Intangible Assets

Intangible assets with definite –lives are amortized over their useful lives, generally three to ten years, and are subject to impairment tests as described below under Impairment of Long-Lived and Intangible Assets.

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

Goodwill

The excess of the cost of an acquired entity over the amounts assigned to acquired assets and liabilities is recognized as goodwill. Goodwill is tested for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the fair value calculated at the reporting unit level. The Company aggregates its operating locations as a single reporting unit due to their similar economic characteristics.

The goodwill impairment test consists of two steps. First, the estimated fair value of the reporting unit is compared it to its carrying amount.  Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is estimated by allocating the estimated fair value of the reporting unit in a manner similar to a purchase price allocation.

The factors the Company considers important that could indicate impairment include significant under performance relative to prior operating results, change in projections, significant changes in the manner of the Company’s use of assets or the strategy for the Company’s overall business, and significant negative industry or economic trends.

In evaluating goodwill impairment, the Company considers a number of factors such as market capitalization value, discounted cash flow projections, guideline public company comparisons and acquisition transactions of comparable third party companies. Evaluating the potential impairment of goodwill is highly subjective and requires management to make significant estimates and judgment at many points during the analysis, especially with regard to the Company’s future cash flows.

The Company evaluates goodwill for impairment on an annual basis during the fourth fiscal quarter of each year.  Management places significant weighting in its evaluation on the fair value derived using the Direct Market Data Method or market capitalization value as this Level 1 input to valuation is afforded the highest consideration as it is based upon quoted prices of the Company’s common stock in the active market.

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Contingent Consideration

For all acquisitions completed before September 30, 2009, the Company records contingent consideration as additional purchase price and goodwill when paid.  Such contingent consideration is unrelated to continuing employment with the Company and meets all other relevant criteria. Such consideration is paid when the contingency is resolved subsequent to acquisition.

Research and Development Costs

Research and development expenditures for technology development are charged to operations as incurred.  Certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized to cost of sales.  Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Certain costs incurred between completion of a working model and the point at which the product is ready for general release are capitalized if significant. The Company capitalized $30 thousand and $397 thousand of costs in 2009 and 2008, respectively.

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $302 thousand and $258 thousand for the years ended September 30, 2009 and 2008, respectively.

Stock-Based Compensation

The Company accounts for stock compensation awards in accordance with the Compensation-Stock Compensation Topic of the Codification.  Share-based payments (to the extent they are compensatory) are recognized in the consolidated statements of operations based on their fair values.

Valuation of Options and Warrants Issued to Non-Employees

The Company measures expense for non-employee stock-based compensation and the estimated fair value of options exchanged in business combinations and warrants issued for services using the fair value method for services received or the equity instruments issued, whichever is more readily measured.  The Company estimated the fair value of stock options and warrants issued to non-employees using the Black-Scholes-Merton option valuation model (the “Model”).

Employee Benefits

The Company sponsors a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2009 or 2008.

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

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding.  Diluted net income per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method.  The computation of diluted earnings per share does not include the effect of outstanding stock options and warrants that are anti-dilutive. The Company has excluded 316,750 and 1,908,018 of equity instruments from the calculation of diluted weighted average shares outstanding as of September 30, 2009 and 2008, respectively, with exercise prices less than market values because these securities were anti-dilutive.

Segment Information

The Company operates internally as one reportable operating segment because all of the Company’s locations have similar economic characteristics.

Concentration of Credit Risk, Significant Customers and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent these exceed federal insurance limits, and accounts receivable. Risks associated with cash and cash equivalents are mitigated by the Company’s investment policy, which limits the Company’s investing of excess cash into only money market mutual funds. The Company limits its exposure to credit loss by placing its cash and cash equivalents and investments with financial institutions it believes to be of higher quality.  In general, the Company does not require collateral on its arrangements with customers. The Company has accounts receivable related to monthly fees as well as service and licensing fees, which typically provide for credit terms of 30-60 days.

The Company did not have any customer that individually represented 10% or more of the Company’s total revenue for the year ended September 30, 2009 and 2008..  The Company did not have any customer with an accounts receivable balance that individually represented 10% or more of the Company’s total accounts receivable at September 30, 2009 and 2008.

The Company has no significant off-balance sheet risks such as foreign exchange contracts, interest rate swaps, option contracts or other foreign hedging agreements.

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Recent Accounting Pronouncements

The Business Combination Topic of the Codification requires the Company to record separately and expense the direct costs of an acquisition.  These costs were previously included in the total allocated cost of the acquisition.  This Codification Topic also requires the Company to recognize as an asset or liability at fair value certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, this Codification Topic requires that the Company recognize contingent consideration at the date of acquisition, based on the fair value at that date.  These Codification Topic changes are effective and will impact any acquisitions completed by the Company after September 30, 2009.

3. Accounts Receivable and Unbilled Receivables

Accounts and unbilled receivables consists of the following:
	September 30,
	2009	2008
Accounts receivable	$3,399	$4,466
Unbilled receivables	349	1,576
Subtotal	3,748	6,042
Allowance for doubtful accounts	(280)	(380)
Accounts and unbilled receivables, net	$3,468	$5,662

4.   Equipment and Improvements

Equipment and improvements consists of the following:
	September 30,
	2009	2008
Furniture and fixtures	$647	$590
Purchased software	731	551
Computers and peripherals	1,556	1,527
Leasehold improvements	585	375
Total cost	3,519	3,043
Less accumulated depreciation	(2,071)	(1,280)
Equipment and improvements, net	$1,448	$1,763

Included above are assets acquired under capitalized leases of $511 thousand at both September 30, 2009 and 2008, respectively, with accumulated depreciation thereon of $442 thousand and $295 thousand, respectively.

The Company has $344 thousand and $501 thousand of net property and equipment at September 30, 2009 and 2008, respectively, for use in its hosting and SaaS subscription arrangements.

5.  Acquisitions

Indigio Group, Inc.

On July 1, 2008, the Company acquired all the outstanding stock of Indigio Group, Inc. (“Indigio”), a Denver, Colorado-based web development company that provided web application development, web design, usability, and search engine optimization services.  Consideration for the acquisition consisted of (i) $600,000 in cash, (ii) 1,127,810 shares of Bridgeline common stock, (iii) the payment of $195,000 of indebtedness owed by Indigio, and (iv) contingent consideration of up to $2.1 million in cash payable quarterly over 14 calendar quarters after the acquisition based upon the achievement of certain defined operating metrics.  The Company accounts for contingent payments as additional purchase price which is allocated to goodwill.  For the years ended September 30, 2009 and 2008, $278 thousand and $-0-, respectively, were recorded as an increase to goodwill under this arrangement. At September 30, 2009, the maximum remaining future consideration payable is approximately $1.8 million.

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Tenth Floor, Inc.

On January 31, 2008, the Company acquired all the outstanding stock of Tenth Floor, Inc. (“Tenth Floor”), a Cleveland, Ohio based web application development company that developed its own SaaS-based web application management software product named BASE-10. Tenth Floor was acquired for approximately $4 million, which included the purchase of approximately $650,000 of net working capital (cash and accounts receivable less certain liabilities). Consideration consisted of (i) $504,000 in cash, (ii) $96,000 of indebtedness owed by Tenth Floor, (ii) 640,000 shares of Bridgeline common stock, and (iv) contingent consideration of up to up to $1.2 million in cash payable quarterly over 12 calendar quarters after the acquisition based on the achievement of certain defined operating metrics.  For the years ended September 30, 2009 and 2008, $400 thousand and $267 thousand, respectively, were recorded as an increase to goodwill under this arrangement.  At September 30, 2009, the maximum remaining future consideration is approximately $533  thousand.

Indigio and Tenth Floor Net Assets Acquired

The estimated fair value of net assets acquired from the acquisitions of Tenth Floor and Indigio are summarized as follows:

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

Other Acquisitions

The Company is obligated to pay contingent consideration in the form of earn-outs to former shareholders of companies acquired prior to fiscal 2008, based upon the achievement of certain defined operating metrics.  The Company accounts for such contingent payments as additional purchase price which is allocated to goodwill. For the year ended September 30, 2009, $1.1 million was recorded as goodwill under these arrangements. At September 30, 2009, the maximum remaining future consideration payable for these acquisitions is approximately $935 thousand.

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

6.   Intangible Assets and Goodwill

Intangible Assets

Changes in the carrying amount of intangible assets follows:

	At September 30, 2009
	Gross	Accumulated	Impairment	Net
	Asset	Amortization	(a)	Amount
Intangible assets:
Domain and trade names	$39	$(26)	$(13)	$—
Customer related (b)	2,676	(1,242)	(63)	1,371
Acquired software	362	(243)	—	119
Total intangible assets	$3,077	$(1,511)	$(76)	$1,490

	At September 30, 2008
	Gross	Accumulated	Impairment	Net
	Asset	Amortization	(a)	Amount
Intangible assets:
Domain and trade names	$39	$(18)	$(13)	$8
Customer related	3,649	(822)	(63)	2,764
Acquired software	362	(154)	—	208
Total intangible assets	$4,050	$(994)	$(76)	$2,980

____________
(a) Impairment charge taken during year ended September 30, 2008
(b) Reflects $973 purchase price allocation adjustment resulting from final valuation

There was an impairment charge of $76 thousand for intangible assets for the year ended September 30, 2008.  This charge was based on a comparison of the carrying value of intangible assets to the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets.

Total amortization expense related to intangible assets for the years ended September 30, 2009 and 2008 follows:
	September 30,
Amortization expense charged to:	2009	2008

Cost of revenue	$90	$64
Operating expense	$427	$473
Total	$517	$537

The estimated amortization expense for fiscal years 2010, 2011, 2012, 2013, and 2014 is $536 thousand, $470 thousand, $390 thousand, $94 thousand and -0-, respectively.

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Goodwill

Changes in the carrying amount of goodwill follows:

	September 30,
	2009	2008
Balance at beginning of period	$10,725	$14,426
Acquisitions	—	4,658
Contingent acquisition payments	1,765	1,323
Purchase price allocation adjustments	1,409	70
Permanent impairment adjustment	—	(9,752)
Balance at end of period	$13,899	$10,725

The Company recorded purchase price allocation adjustments of approximately $1.4 million during the year ended September 30, 2009.  These purchase price allocation adjustments affected previously recorded amounts for unbilled receivables, customer relationships and non-compete agreements, principally related to the Company’s acquisition of Tenth Floor, Inc. and Indigio Group, Inc. completed January 31, 2008 and July 1, 2008, respectively.  The Company engaged a third party valuation firm to assist management in determining the fair value of the definite-lived intangible assets.

There was no impairment charge for goodwill for the year ended September 30, 2009.  The Company recorded an impairment charge for goodwill for the year ended September 30, 2008 in the amount of $9.8 million.  This impairment charge resulted from (i) economic factors impacting the Company’s business (ii) an overall decline in organic revenue growth in the second half of fiscal 2008, and (iii) a material decline in the Company’s stock price since September 30, 2007. The Company recorded an estimated impairment charge at September 30, 2009 and finalized the charge during the quarter ended March 31, 2009 resulting in no change from the original estimate.

7.   Accrued Liabilities

Accrued liabilities consists of the following:

	September 30,
	2009	2008
Compensation and benefits	$374	$552
Subcontractors	24	6
Accrued contingent consideration	408	327
Professional fees	176	184
Deferred rent	149	136
Other	63	324
Total	$1,194	$1,529

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

8.   Debt

Credit Facility Borrowings

In September 2008, the Company entered into a Loan and Security Agreement with Silicon Valley Bank that provided for a revolving working capital line of credit of up to the lesser of (i) $1.25 million and (ii) 80% of eligible accounts receivable, subject to specified adjustments. Borrowings under the credit line were due in September 2009 and subject to interest at prime plus 1.0%. The prime rate was 5.0% at September 30, 2008. Borrowings were secured by all of the Company’s accounts receivable, investment property and financial assets. At September 30, 2008, the Company had an outstanding balance under the credit line of $1 million which was repaid in October 2008.

In December 2008, the Company amended its Loan and Security Agreement with Silicon Valley Bank.  The amendment extended the term of the Agreement to December 28, 2009 and increased availability under credit line to the lesser of (i) $3.0 million and (ii) 80% of eligible accounts receivable, subject to specified adjustments.  Borrowings bear interest at prime plus 2.0%, with a minimum interest rate of 8.0% and are secured by all of the Company’s assets.  At September 30, 2009, the Company had an outstanding balance under the credit line of $1 million at 8% (prime was 3.25%) which was repaid in October 2009.

Capital Lease Obligations

Capital lease obligations consists of the following:
	September 30,
	2009	2008
Capital lease obligations	$139	$244
Less: Current portion	(77)	(105)
Capital lease obligations	$62	$139

As of September 30, 2009, the Company had the following minimum lease payments remaining under capitalized lease obligations:

Year Ending September 30,	Amount
2010	$90
2011	55
2012	11
2013	—
2014	—
Total	156
Less interest at a weighted average of 11%	17
Total capital lease obligations	$139

9.   Commitments and Contingencies

Guarantees and Indemnifications

Certain software licenses sold by the Company contain provisions that indemnify licensees from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has indemnification provisions in its articles of incorporation whereby no director or officer will be liable to the Company or its shareholders for monetary damages for breach of certain fiduciary duties as a director or officer. The Company has received no requests for indemnification and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions.

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. At September 30, 2009 the Company is not aware of any material legal proceedings against it.

Operating Lease Commitments

The Company maintains its executive offices in Woburn, Massachusetts and operating offices in several locations throughout the United States and India.  Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2009 were as follows:

Year Ending September 30,	Amount
2010	$1,113
2011	998
2012	640
2013	333
2014	130
2015 and beyond	—
Total	$3,214

Rent expense for the years ended September 30, 2009 and 2008 was approximately $1.3 million and $1.2 million, respectively, exclusive of sublease income of $54 thousand and $112 thousand for the years ended September 30, 2009 and 2008, respectively.  In April, 2009, the Company entered into a sublease for excess office space assumed in connection with the acquisition of Tenth Floor, Inc. Both the lease and the sublease expire in June 2010. In January 2007 the Company entered into a sublease for excess office space assume in connection with an acquisition.  Both the lease and the sublease expired in March 2009.

Other Commitments

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has not paid any material amounts related to  warranties for its solutions. The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. The Company’s estimate of its exposure related to warranties on contracts is immaterial as of September 30, 2009 and 2008.

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

10.   Shareholder’s Equity

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. At September 30, 2009, the Company maintained two stock option plans.

2000 Stock Incentive Plan

The Company’s 2000 Stock Incentive Plan, as amended, (the “Plan”) provides for the issuance of up 2.0 million shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company.  Options granted under the Plan may be granted with contractual lives of up to ten years. There were 1,462,788 options outstanding under the Plan as of September 30, 2009 and 537,212 shares available for future issuance.

2001 Lead Dog Stock Option Plan

In connection with the Company’s merger with Lead Dog in February 2002, the Company assumed Lead Dog’s 2001 Stock Option Plan (the “Lead Dog Plan”). Options under the Lead Dog Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the shares on the date of grant. There were 7,419 options reserved for issuance under the Lead Dog Plan as of September 30, 2009.  The Company does not Plan to issue any more options under the Lead Dog Plan.

Common Stock Warrants

In 2006, the Company issued 280,000 warrants to note holders of Senior Secured Notes issued in a private placement (which have been repaid) (the “Debt Warrants”) and issued 112,000 warrants to the underwriters of the debt offering (the “Underwriter’s Debt Warrants”).  The Debt Warrants are exercisable into shares of the Company’s common stock at $0.001 per share any time within five years from the date of grant. The Underwriter’s Debt Warrants are exercisable at $5.00 per share any time within five years from the grant date provided, however, that no such exercise could take place prior to the earlier of the date of an initial public offering or April 21, 2008. The costs of the both the Debt Warrants and the Underwriter’s Debt Warrants were fully amortized over the term of the Senior Notes.  As of September 30, 2009, (i) 240,000 Debt Warrants have been exercised and 40,000 Debt Warrants are outstanding, and (ii) 112,000 Underwriter’s Debt Warrants are outstanding.

In July 2007, the Company issued 150,000 warrants to the underwriter’s of the Company’s initial public offering (the “IPO Warrants”).  Each IPO Warrant has an exercise price of $7.50 and can be exercised at any time from January 2008 through July 2012.  The Company recorded the grant date fair value of these IPO Warrants using the Black-Scholes-Merton option valuation model directly to additional paid in capital as part of the costs of the initial public offering.  At September 30, 2009, there were 150,000 IPO Warrants outstanding.

At September 30, 2009 there were 302,000 Debt Warrants, Underwriter’s Warrants and IPO Warrants outstanding.

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Option and Warrant Activity and Outstanding Shares

A summary of combined option and warrant activity follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2007	1,077,831	$3.430	467,000	$3.610
Granted	823,300	$1.850	—	—
Exercised	(6,667)	$0.003	(160,000)	$0.001
Forfeited or expired	(165,773)	$3.680	—	—
Outstanding, September 30, 2008	1,728,691	$3.060	307,000	$5.490
Granted	1,917,989	$0.900	—	—
Exercised	—	$—	(5,000)	$0.001
Forfeited or expired	(2,176,473)	$2.550	—	—
Outstanding, September 30, 2009	1,470,207	$0.910	302,000	$5.580

Options granted above include 1.6 million options issued in connection with the October 2008 Repricing Plan (the “Repricing Plan”).  Pursuant to the Repricing Plan, each holder of Bridgeline options was offered the opportunity to have their outstanding options modified by (i) reducing the granted exercise price to a lower exercise price equal to the current fair market of the common stock on the date of the modification and (ii) starting a new three year vesting schedule.  The fair value of the modified options of $300 thousand was calculated using the difference in value between the original terms and the new terms as of the modification date. The incremental cost of the modified option over the original option is being recognized as additional compensation expense over a three year vesting period that began on the date of the modification.

There were no options exercised during the year ended September 30, 2009. The intrinsic value of the warrants exercised during the year ended September 30, 2009 was $4 thousand, or $.88 per share.

The intrinsic value of options and warrants exercised during the year ended September 30, 2008 was $24 thousand and $558 thousand, respectively. Options and warrants exercised during the year ended September 30, 2008 had an intrinsic value of $3.59 and $3.49 per share, respectively.

A summary of the status of Bridgeline’s nonvested shares follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2008	830,439	$2.80
Granted	1,917,989	0.90
Vested	(1,499)	2.74
Forfeited	(1,292,558)	2.50
Nonvested at September 30, 2009	1,454,371	$0.91

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Price ranges of outstanding and exercisable options as of September 30, 2009 are summarized below:
Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Aggregate Intrinsic Value
$0.0030	6,667	3.00	6,667	$8
$0.3573	3,220	2.41	3,220	$3
$0.6400	45,000	9.37	—	—
$0.7500	60,500	9.30	—	—
$0.8100	21,500	9.29	—	—
$0.9000	1,193,203	9.03	—	—
$1.0600	121,167	9.46	—	—
$1.0716	4,200	2.41	4,200	$1
$1.2200	10,000	9.05	−	—
$2.5000	3,500	8.53	1,166	—
$3.0000	250	4.75	250	—
$3.5900	1,000	8.21	333	—
	1,470,207	9.03	15,836	$12

Compensation Expense

The Company estimates the fair value of stock options using the Black-Scholes-Merton option valuation model (the “Model”).  The assumptions used to calculate compensation expense follows:

	Year Ended September 30,
	2009	2008
Expected option life in years	6.5	3.0 to 10.0
Expected volatility	61.0%	54.0% to 70.0%
Expected dividend rate	0.0%	0.0%
Risk free interest rate	1.36% to 2.82%	2.72% to 4.04%
Option exercise prices	$.64 to $1.24	$1.76 to $3.69
Weighted average fair value of options granted during the year	$.90	$1.85

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Compensation expense is generally recognized on a graded straight-line basis over the vesting period of grants. During the years ended September 30, 2009 and 2008, the Company recognized $538 thousand and $425 thousand, respectively as compensation expense related to share based payments.  As of September 30, 2009, the Company had approximately $379 thousand of unrecognized compensation costs related to unvested options which the Company expects to recognize through fiscal 2012.

The total fair value of shares vested during the years ended September 30, 2009 and 2008 was $4 thousand and $764 thousand, respectively.

11.   Income Taxes

The Company’s income tax provision was computed based on the federal statutory rate and average state statutory rates, net of the related federal benefit.  The provision differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended September 30,
	2009	2008
Income tax benefit at the federal statutory rate of 34%	$258	$(3,493)
Permanent differences, net	544	3,395
State income expense (benefit), net of federal benefit	19	(23)
Change in valuation allowance attributable to operations	(748)	195
Other	(42)	(74)
Total	$31	$—

As of September 30, 2009, the Company has net operating loss carryforwards (“NOLs”) of approximately $3.5 million for federal purposes. The state NOL carryforwards vary by state with NOLs existing in some jurisdictions and not other. Approximately $1.2 million of the Company’s net operating losses is attributable to acquired entities. These net operating losses were fully reserved for at the respective acquisition dates. In the event the Company realizes these assets in the future, the benefit will be recorded as a reduction of goodwill. If not used, the federal carryforwards will expire between 2020 and 2027 and the state carryforwards will expire between 2009 and 2027.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2009	2008
Deferred tax assets:
Current:
Contract loss reserve	$—	$45
Bad debt reserve	106	145
Deferred revenue	374	403
Long-term
AMT carryforward	32	—
Net operating loss carryforwards	1,618	1,907
Intangibles	1,210	—
Total deferred tax assets	3,340	2,500
Deferred tax liabilities:
Current:
Contract loss reserve	(3)	—
Long-term:
Intangibles	—	(459)
Depreciation	(91)	(171)
Total deferred tax liabilities	(94)	(630)
Total deferred tax assets, net, before valuation allowance	3,246	1,870
Valuation allowance	(3,246)	(1,870)
Net deferred tax assets	$—	$—

BRIDGELINE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

For the year ended September 30, 2009 the valuation allowance for deferred tax assets increased $1,376 which was mainly due to increases in deferred revenue and certain allowances, intangibles and reserves.  For the year ended September 30, 2008 the valuation allowance for deferred tax assets increased $678 thousand which was mainly due to increases in deferred revenue and certain allowances and reserves.

The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax asset at September 30, 2009 and 2008.

In January 2003, the Company established Bridgeline Software Pvt. Ltd in Bangalore India under the Software Technology Parks of India law. This law establishes a tax holiday for the first ten years of operations; therefore the Company has not incurred any foreign taxes. To date, the foreign taxes not incurred as a result of this tax holiday have not been significant.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $375 thousand and $517 thousand at September 30, 2009 and 2008, respectively. These earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the applicable foreign tax authority. Determination of the amount of unrecognized deferred US income tax liability is not material and detailed calculations have not been performed. As of September 30, 2009, there would be minimal withholding taxes upon remittance of all previously unremitted earnings.

12.   Related Party Transactions

In connection with the acquisition of Purple Monkey Studios, Inc. in fiscal 2007, the Company entered into a short-term lease with Purple Monkey Realty LLC.  The owners of Purple Monkey Realty LLC were previously employees of the Company.  The Company relocated to a new space in September 2008 after the terms of the initial lease expired.   The Company paid $-0- and $137 thousand and in rent expense for the years ended September 30, 2009 and 2008, respectively, under this agreement.

13.   Subsequent Event

On November 25, 2009, the Company amended its Loan and Security Agreement with Silicon Valley Bank to extend the maturity date to March 31, 2010.  All other terms and conditions remained the same.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

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

As of September 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that as of September 30, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

During the 2009 fiscal year and subsequent to year end we enhanced several positions in our Company, including a new Chief Financial Officer and a new Controller at a vice-president level, with specific responsibilities for external financial reporting, internal control, revenue recognition and purchase accounting.  We also continue to enhance our financial system with the use of outside consultants. Finally, we expect to incur additional costs in the future as we bring our internal control documentation into compliance with the Sarbanes-Oxley Act (SOX) Section 404.   We cannot at this time estimate how long it will take to complete this process or its ultimate cost.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B:   Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Thomas Massie	48	Chairman, Chief Executive Officer and President

John Cavalier	70	Director(1)(2)(3)(4)

William Coldrick	67	Director (1)(2)(3)(4)

Kenneth Galaznik	58	Director (1)(4)

Robert Hegarty	46	Director(2)(3)(4)

Ronald Levenson	53	Executive Vice President, Chief Financial Officer and Treasurer

Brett Zucker	37	Executive Vice President and Chief Technical Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

The additional information required by this Item 10 of Form 10-K is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2009 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (a)/(c)

Equity compensation plans approved by security holders	1,470,207	$.91	537,212

EquiEquity compensation plans not approved by security holders (1)	302,000	5.58	—

Total	1,772,207	$3.50	537,212

(1) In 2006, the Company issued 280,000 warrants to note holders of Senior Secured Notes issued in a private placement (which have been repaid) (the “Debt Warrants”) and issued 112,000 warrants to the underwriters of the debt offering (the “Underwriter’s Debt Warrants”).  The Debt Warrants are exercisable into shares of the Company’s common stock at $0.001 per share any time within five years from the date of grant. The Underwriter’s Debt Warrants are exercisable at $5.00 per share any time within five years from the grant date provided, however, that no such exercise could take place prior to the earlier of the date of an initial public offering or April 21, 2008. The costs of the both the Debt Warrants and the Underwriter’s Debt Warrants were fully amortized over the term of the Senior Notes.  As of September 30, 2009, (i) 240,000 Debt Warrants have been exercised and 40,000 Debt Warrants are outstanding, and (ii) 112,000 Underwriter’s Debt Warrants are outstanding.

(2) In July 2007, the Company issued 150,000 warrants to the underwriter’s of the Company’s initial public offering (the “IPO Warrants”).  Each IPO Warrant has an exercise price of $7.50 and can be exercised at any time from January 2008 through July 2012.  The Company recorded the grant date fair value of these IPO Warrants using the Black-Scholes-Merton option valuation model directly to additional paid in capital as part of the costs of the initial public offering.  At September 30, 2009, there were 150,000 IPO Warrants outstanding.

(3) At September 30, 2009 there were 302,000 Debt Warrants, Underwriter’s Warrants and IPO Warrants outstanding.

The additional information required by this Item 12 of Form 10-K is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K is hereby incorporated by reference to the information in our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K
1. Financial Statements (included in Item 8 of this report on Form 10-K):
  –  Report of Independent Registered Public Accounting Firm
  –  Consolidated Balance Sheets as of September 30, 2009 and 2008
  –  Consolidated Statements of Operations for the years ending September 30, 2009 and 2008
  –  Consolidated Statements of Shareholders’ Equity for the years ending September 30, 2009 and 2008
  –  Consolidated Statements of Cash Flows for the years ending September 30, 2009 and 2008
  –  Notes to Consolidated Financial Statements

2. Financial Statement Schedules
 –  Not applicable

 (b) Exhibits
Documents listed below, except for documents followed by a parenthetical, are being filed as exhibits. Documents followed by a parenthetical are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Securities Exchange Act of 1934 (the Act), reference is made to such documents as previously filed as exhibits with the SEC.

Item	Title

2.1	Objectware, Inc. Acquisition Agreement (incorporated by reference to Exhibit 2.3 to our Registration Statement on Form S-B2, File No. 333-139298)
2.2
First Amendment to Agreement and Plan of Merger filed as Exhibit 2.3, dated as of March 29, 2007 (incorporated by reference to Exhibit 10.55 to our Registration Statement on Form S-B2, File No. 333-139298)

2.3	Second Amendment to Agreement and Plan of Merger filed as Exhibit 2.3, dated June 14, 2007 (incorporated by reference to Exhibit 10.63 to our Registration Statement on Form S-B2, File No. 333-139298)
2.4	Purple Monkey Studios, Inc. Acquisition Agreement (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 5, 2007)
2.5	Tenth Floor, Inc Agreement (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 1, 2008)
2.16	Indigio Group, Inc., Agreement (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 2, 2008)
3.1(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(ii) to our Registration Statement on Form S-B2, File No. 333-139298)
3.1(ii)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 30, 2007)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-B2, File No. 333-139298)
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

10.3	Office Building Lease between Valliappa Software Technological Park Pvt. Ltd. and Bridgeline

Software Enterprises Pvt. Ltd. dated December 5, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-B2, File No. 333-139298)
10.4	Office Building Lease between North LaSalle L.P. and Bridgeline Software, Inc. dated May 27, 2008.
10.5
Office Building Lease between NHD II Point LLC and Bridgeline Software, Inc., dated August 7, 2008 (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-KSB filed on December 29, 2008)

10.6	Employment Agreement with Thomas Massie, dated October 1, 2001 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-B2, File No. 333-139298)*
10.7	Employment Agreement between Bridgeline Software, Inc. and Ronald M. Levenson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2009)*
10.8	Amendment to Employment Agreement between Bridgeline Software, Inc. and Ronald M. Levenson (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2009)*
10.9	Employment Agreement with Brett Zucker, dated January 1, 2006 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-B2, File No. 333-139298)*
10.10
Form of Warrant to Purchase Common Stock of Bridgeline Software, Inc. issued to the investors listed on Schedule A attached thereto, as amended (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-B2, File No. 333-139298)

10.11
Form of Warrant to Purchase Common Stock of Bridgeline Software, Inc. issued to Placement Agent in April 2006 offering, as amended (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-B2, File No. 333-139298)

10.12
Form of Warrant to Purchase Common Stock of Bridgeline Software, Inc., issued to the underwriters (incorporated by reference to Exhibit 10.65 to our Registration Statement on Form S-B2, File No. 333-139298)

10.13	Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed on February 25, 2008)*
10.14	Lead Dog Digital, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-B2, File No. 333-139298)*
10.15
Loan and Security Agreement dated as of September 29, 2008, between Bridgeline Software, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 31, 2008)*

10.16
First Loan Modification Agreement between Silicon Valley Bank and Bridgeline Software, Inc., dated December 29, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 31, 2008)

10.17
Intellectual Property Security Agreement dated as of December 29, 2008, between Bridgeline Software, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 31, 2008)

10.18
Second Amendment to Loan and Security Agreement dated as of November 19, 2009, between Bridgeline Software, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2009)

21.1	Subsidiaries of the Registrant
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management compensatory plan.

(c) Financial Statement Schedules
–  Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE SOFTWARE, INC.
a Delaware corporation

By:	/s/ Thomas Massie Name: Thomas Massie Title: Chief Executive Officer and Director

In accordance with the requirements of the Securities Act of 1933, as amended, this annual report on Form 10-K has been signed by the following persons in the capacities with Bridgeline Software, Inc., and on the dates indicated.

Signature	Title	Date

/s/ Thomas Massie	Chief Executive Officer and Director	December 29, 2009
Thomas Massie	(Principal Executive Officer)

/s/ Ronald Levenson	Chief Financial Officer	December 29, 2009
Ronald Levenson	(Principal Financial Officer)

/s/ John Cavalier	Director	December 29, 2009
John Cavalier

/s/ William Coldrick	Director	December 29, 2009
William Coldrick

/s/ Kenneth Galaznik	Director	December 29, 2009
Kenneth Galaznik

/s/ Robert Hegarty	Director	December 29, 2009
Robert Hegarty

Exhibit Index

21.1	Subsidiaries of the Registrant
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.