Form 10-Q
period 2009-12-31
Bridgeline Software, Inc.
filed 2010-02-16
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of February12, 2010 was 11,188,208.

Bridgeline Software, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2009

Bridgeline Software, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2009

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Software, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the global financial deterioration on our business, our inability to manage our future growth effectively or profitably, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the performance of our products, our ability to protect our proprietary technology, the security of our software, our ability to maintain our listing on the Nasdaq Capital Market, our dependence on our management team and key personnel, or our ability to hire and retain future key personnel.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Software, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Bridgeline Software, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	December 31, 2009	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$3,076	$3,060
Accounts receivable and unbilled receivables, net	4,056	3,468
Prepaid expenses and other current assets	365	320
Total current assets	7,497	6,848
Equipment and improvements, net	1,327	1,448
Intangible assets, net	1,349	1,490
Goodwill	14,369	13,899
Other assets	834	570
Total assets	$25,376	$24,255
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$767	$714
Accrued liabilities	1,354	1,194
Line of credit	1,350	1,000
Capital lease obligations – current	57	77
Deferred revenue	1,148	890
Total current liabilities	4,676	3,875
Capital lease obligations, net of current portion	56	62
Other long term liabilities	448	414
Total liabilities	5,180	4,351

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.001 par value; 20,000,000 shares authorized; 11,182,209 and 11,182,209 shares issued and outstanding, respectively	11	11
Additional paid-in capital	35,690	35,620
Accumulated deficit	(15,391)	(15,611)
Accumulated other comprehensive income	(114)	(116)
Total stockholders’ equity	20,196	19,904
Total liabilities and stockholders’ equity	$25,376	$24,255

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Operations
(Dollars in thousands except per share data)
(unaudited)

	Three Months Ended December 31,
	2009	2008
Revenue:
Web application development services	$4,613	$5,548
Managed service hosting	494	563
Subscription and perpetual licenses	372	362
Total revenue	5,479	6,473
Cost of revenue:
Web application development services	2,178	2,641
Managed service hosting	129	134
Subscription and perpetual licenses	133	123
Total cost of revenue	2,440	2,898
Gross profit	3,039	3,575
Operating expenses:
Sales and marketing	1,250	1,630
General and administrative	1,169	1,042
Research and development	75	351
Depreciation and amortization	303	365
Total operating expenses	2,797	3,388
Income from operations	242	187
Interest income (expense), net	(6)	(22)
Income before income taxes	236	165
Income taxes	16	—
Net income	$220	$165

Net income per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Number of weighted average shares:
Basic	11,182,209	10,767,903
Diluted	11,520,866	10,836,253

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Software, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$220	$165
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	141	190
Depreciation	184	197
Other amortization	51	54
Stock-based compensation	70	137
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and unbilled receivables	(588)	634
Prepaid expenses and other assets	(116)	(17)
Accounts payable and accrued liabilities	67	(288)
Deferred revenue	258	(132)
Other liabilities	34	162
Total adjustments	101	937
Net cash provided by operating activities	321	1,102
Cash flows from investing activities:
Equipment and improvements	(58)	(296)
Software development	(170)	—
Contingent acquisition payments	(407)	(182)
Net cash used in investing activities	(635)	(478)
Cash flows from financing activities:
Proceeds from bank line of credit	1,350	1,000
Principal payments on bank line of credit	(1,000)	(1,000)
Principal payments on capital leases	(26)	(42)
Net cash provided by (used in) financing activities	324	(42)
Net increase in cash and cash equivalents	10	582
Effect of exchange rate changes on cash	6	14
Cash and cash equivalents at beginning of the period	3,060	1,911
Cash and cash equivalents at end of the period	$3,076	$2,507

Supplemental cash flow information:
Cash paid for:
Interest	$6	$22
Income taxes	$4	$—
Non cash activities:
Equipment and other assets included in accounts payable	$49	$—
Other assets included in accrued expenses	$47	$—
Issuance of common stock for contingent acquisition payments	$—	$236
Accrued contingent consideration	$470	$418

The accompanying notes are an integral part of these consolidated financial statements

 BRIDGELINE SOFTWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

1.     Description of Business

Overview

Bridgeline (“Bridgeline” or the “Company”), is a developer of web application management software and award-winning interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS® software combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

Bridgeline’s iAPPS® product suite is a web based solution that unify web Content Management, web Analytics, eCommerce, and eMarketing capabilities deep within the website or web applications in which they reside; enabling business users to enhance and optimize the value of their web properties. Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, portals, and mission-critical web applications.

Locations

The Company’s corporate office is located north of Boston, Massachusetts in Woburn, Massachusetts.  The Company maintains regional offices serving the following geographical locations: Atlanta, GA, Chicago, IL; Cleveland, OH; Denver, CO; New York, NY; and Washington, DC.  The Company has a wholly owned subsidiary, Bridgeline Software Pvt. Ltd. located in Bangalore, India which serves as its .Net development center.

Other Information

The Company’s stock is traded on NASDAQ under the symbol BLSW.  The Company maintains its website at www.bridgelinesw.com.

2.     Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned Indian subsidiary. All significant inter-company accounts and transactions have been eliminated. Certain amounts from the prior period financial statements have been reclassified to conform to the current presentation.

These  Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company’s annual Consolidated Financial Statements and the notes thereto for the fiscal year ended September 30, 2009, included in its Annual Report on Form 10-K.  Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Unaudited Interim Financial Information

The accompanying interim Consolidated Balance Sheet as of December 31, 2009 and the Consolidated Statements of Operations and Cash Flows for the three months ended December 31, 2009 and 2008 are unaudited. The unaudited interim consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2009 and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at December 31, 2009 and its results of operations and its cash flows for the three months ended December 31, 2009 and 2008. The results for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2010. The accompanying September 30, 2009 Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

 BRIDGELINE SOFTWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

Accounting Standards Codifications

Effective for interim and annual periods ending after September 15, 2009, The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (the “Codification”) became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (US GAAP”).  The Company adopted the Codification during the quarter ending September 30, 2009. The adoption had no effect on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events through February 15, 2010 and concluded there were no material subsequent events requiring adjustment to or disclosure in these consolidated financial statements, other than those disclosed.

3.     Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:
	December 31,	September 30,
	2009	2009
Accounts receivable	$3,839	$3,399
Unbilled receivables	494	349
Subtotal	4,333	3,748
Allowance for doubtful accounts	(277)	(280)
Accounts receivable, net	$4,056	$3,468

4.     Intangible Assets and Goodwill

Intangible Assets

Changes in the carrying amount of intangible assets follows:

	At December 31, 2009
	Gross Asset	Accumulated Amortization	Impairment (a)	Net Amount

Domain and trade names	$39	$(26)	$(13)	$—
Customer related	2,676	(1,361)	(63)	1,252
Acquired software	362	(265)	—	97

Total intangible assets	$3,077	$(1,652)	$(76)	$1,349

__________
(a)	Impairment charge of $76 thousand was taken during fiscal year ended September 30, 2008

Total amortization expense related to intangible assets for the three months ended December 31, 2009 and 2008 follows:

	December 31,
	2009	2008
Amortization expense charged to:
Cost of revenue	$22	$22
Operating expense	119	168
Total	$141	$190

BRIDGELINE SOFTWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

Goodwill

Changes in the balance of goodwill for the three months ended December 31, 2009 are as follows:

For the
Three Months
Ended December 31, 2009

Goodwill balance at beginning of period	$13,899
Accrued contingent acquisition payments	470
Goodwill balance at end of period	$14,369

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired.  For the year ended September 30, 2009, the Company did not record a goodwill impairment charge.

During the three month period ended December 31, 2009, the Company accrued $470 thousand of contingent acquisition payments in connection with previously completed acquisitions.  The Company is obligated to continue paying quarterly contingent acquisition payments to former owners of acquired companies in the amount of $2.8 million, based on the achievement of certain predefined operating metrics. If such payments are earned they will be recorded as an increase to goodwill.  To the extent goodwill continues to increase as a result of such payments and to the extent there are unfavorable changes in assumptions used to determine the Company’s fair value (including a decline in the Company’s market capitalization) there can be no assurance that the Company will not have another impairment charge in the future.

5.      Indebtedness

Credit Facility Borrowings

On November 25, 2009, the Company amended its Loan and Security Agreement with Silicon Valley Bank to extend the maturity date to March 31, 2010.  All other terms and conditions remained the same

As of December 31, 2009, the Company had a balance outstanding under the credit line of $1.4 million which was repaid in January 2010.

6.      Stock Based Compensation

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options. Options granted during the three months ended December 31, 2009 were issued at fair value:

	Shares Covered By Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Balance at September 30, 2009	1,470,207	$0.003 to $3.590	$0.91
Granted	470,000	1.120 to 1.290	1.15
Exercised	−	−	−
Forfeited	−	−	−
Balance at December 31, 2009	1,940,207	$0.003 to $3.590	$0.97	9.00	$12

BRIDGELINE SOFTWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

7.      Comprehensive Income

Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.

Comprehensive income was as follows:

	December 31,
	2009	2008
Net income	$220	$165
Net change in foreign currency translation adjustment, net of tax of $-0-	2	(11)
Balance at end of period	$222	$154

8.      Net Income per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method.  The computation of diluted earnings per share does not include the effect of outstanding stock options and warrants that are anti-dilutive. The Company has excluded 371,750 and 1,887,194 of equity instruments from the calculation of diluted weighted average shares outstanding as of December 31, 2009 and 2008, respectively with exercise prices less than market values because these securities were anti-dilutive.

9.      Income Taxes

The Company recorded income tax expense of $16 thousand and $-0- for the three month periods ended December 31, 2009 and 2008, respectively.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carryforwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

Customer Information

We had approximately 651 customers at December 31, 2009 compared with approximately 620 customers at December 31, 2008, an increase of 5%.   Approximately 491 of the Company’s customers or 75% pay a monthly subscription fee or a monthly managed service hosting fee. Approximately 69% of our customers at December 31, 2008 continued to be revenue generating customers at December 31, 2009.

For the three months ended December 31, 2009, the Company had three customers that individually represented more than 5% of its total revenue.  For the three months ended December 31, 2008, the Company did not have any customers that individually represented greater than 5% of its total revenue.

Results of Operations for the Three Months Ended December 31, 2009, Compared to the Three Months Ended December 31, 2008

The following table sets forth percentages of revenue for items included in our unaudited condensed consolidated statements of operations. The amounts have been obtained from our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The percentages have been calculated based on such amounts.

	Three Months Ended December 31,
(dollars in thousands)	2009	2008

Revenue
Web application development services	$4,613	$5,548
% of total revenue	84%	86%
Managed service hosting	494	563
% of total revenue	9%	9%
Subscription and perpetual licenses	372	362
% of total revenue	7%	5%
Total Revenue	5,479	6,473

Cost of revenue
Web application development services	2,178	2,641
% of web application development services revenue	47%	48%
Managed service hosting	129	134
% of managed service hosting revenue	26%	24%
Subscription and perpetual licenses	133	123
% of subscription and perpetual license revenue	36%	34%
Total cost of revenue	2,440	2,898
Gross profit	3,039	3,575
Gross profit margin	55.5%	55.2%

Operating expenses
Sales and marketing	1,250	1,630
% of total revenue	23%	25%
General and administrative	1,169	1,042
% of total revenue	21%	16%
Research and development	75	351
% of total revenue	1%	5%
Depreciation and amortization	303	365
% of total revenue	6%	6%
Total operating expenses	2,797	3,388
% of total revenue	51%	52%
Income from operations	242	187
% of total revenue	4%	3%
Interest income (expense), net	(6)	(22)
Income before income taxes	236	165
Income taxes	16	—
Net income	$220	$165
% of total revenue	4%	3%

Adjusted EBITDA	$688	$765

Revenue

Our revenue is derived from three sources: (i) Web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.  Total revenue decreased $994 thousand, or 15% for the three months ended December 31, 2009 to $5.5 million from $6.5 million compared with the same period of the prior.

Web Application Development Services

Revenue from web application development services decreased $935 thousand, or 17% to $4.6 million from $5.5 million for the three months ended December 31, 2009 compared to the same period of 2008.  The decrease is attributable to the Company focusing its marketing and new business development towards more iAPPS® related opportunities.  In addition the decrease is attributable to general economic conditions which have resulted  in a reduced level of spending from certain customers that generated revenue in the prior period.

Application development services revenue as a percentage of total revenue decreased to 84% from 86% for the three months ended December 31, 2009 compared with the same period of 2008. This decrease was related to the focused effort of marketing and selling iAPPS® related engagements.

Managed Service Hosting

Revenue from managed service hosting decreased $69 thousand, or 12% to $494 thousand from $563 for the three months ended December 31, 2009 compared with the same period in 2008.  The decrease is attributable to our focused marketing and new business development efforts in selling more iAPPS® related engagements.  Additionally, there has been some customer attrition as a result of our efforts to engage with larger organizations as opposed to some of our smaller customers obtained through previous acquisitions.

Managed services revenue as a percentage of total revenue remained constant at 9% for the three months ended December 31, 2009 compared with the same period of 2008.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $10 thousand, or 3% to $372 thousand from $362 thousand for the three months ended December 31, 2009 compared with the same period of the prior year.  Subscription and perpetual license revenue as a percentage of total revenue increased to 7% from 5% for the three months ended December 31, 2009 compared with the same period in 2008. This increased revenue is attributable to increased license revenue related to our iAPPS® product suite.

Cost of Revenue

Total cost of revenue decreased $458 thousand, or 16% to $2.4 million for the three months ended December 31, 2009 compared with $2.9 million for the same period of the prior year.

Cost of web application development services decreased $463 thousand, or 18% for the three months ended December 31, 2009 compared to the same period in 2008.  The cost of application development services as a percentage of application development services revenue decreased to 47% from 48%, for the same three month comparative periods.  This decrease in cost is attributable to a decrease in direct labor costs consistent with the related decrease in web application development services.

Cost of managed service hosting decreased $5 thousand or 4% for the three months ended December 31, 2009, compared to the same period in 2008. Cost of managed services as a percentage of managed services revenue increased to 26% from 24% for the same three month comparative periods. The decrease in the amount of managed service hosting costs is due to efforts initiated during the quarter ended December 31, 2009 to consolidate network operation centers and reduce costs associated with having multiple hosting facilities. Since a portion of this cost is fixed cost related to our hosting environment, such costs will not decrease at the same rate as the related revenue.

Cost of subscription and perpetual licenses increased $10 thousand, or 8% for the three months ended December 31, 2009 compared to the same period in 2008.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 36% from 34% for the same comparative three month periods.  The increase in the amount of subscription and perpetual license costs is consistent with the increase in related revenue. Since a portion of this cost is fixed cost related to our hosting environment, such costs will not always increase or decrease at the same rate as the related revenue

Gross Profit

Gross profit decreased 15%, or by $536 thousand for the three months ended December 31, 2009 compared with the same period of 2008.  Gross profit margin increased to 55.5% from 55.2% for the same comparative three month periods.  The increase in gross profit margin is attributable to increased margins on web application development services.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $380 thousand, or 23% to $1.3 million from $1.6 million for the three months ended December 31, 2009 compared with the same period of the prior year.  Sales and marketing expenses represented 23% of total revenue compared with 25% for the same comparative three month periods.  This decrease is primarily attributable to reduced staff for the three month period ended December 31, 2009 when compared with the same period of the prior year.

General and Administrative Expenses

General and administrative expenses increased $127 thousand, or 12% to $1.2 million from $1.0 million for the three month period ended December 31, 2009 compared with the same period of the prior year.  General and administrative expense represented 21% of revenue compared with 16% of revenue for the same comparative three month periods.  The increase in the amount of general and administrative expense is primarily due to increases in personnel.

Research and Development

Research and development expense decreased by $276 thousand, or 79% to $75 thousand from $351 thousand for the three months ended December 31, 2009 compared with the same period of the prior year, after capitalization of software development cost.  Capitalized software development costs were $191 thousand and $-0- for the three months ended December 31, 2009 and 2008, respectively. Had such cost not been capitalized, research and development expense would have been $266 thousand and $351 thousand for the three months ended December 31, 2009 and 2008, respectively.  The decrease in cost is due to (i) the consolidation and relocation of R&D personnel to our corporate offices in Woburn, MA from our subsidiary in India that occurred after December 31, 2008 and (ii) lower personnel costs in the December 31, 2009 period.

Depreciation and Amortization

Depreciation and amortization expense decreased by $62 thousand, or 17% to $303 thousand from $365 thousand for the three months ended December 31, 2009 compared with the same period of the prior year. Depreciation and amortization remained consistent at 6% of revenue for both periods. This decrease in the amount of depreciation and amortization was attributable to final purchase price allocation adjustments recorded in March 2009 related to the Indigo Group, Inc. acquisition competed in July of 2008

Income Tax Expense

Income tax expense was $16 thousand and $-0- for the three month periods ended December 31, 2009 and 2008, respectively.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carryforwards are estimated to be sufficient to offset additional taxable income for all periods presented.

Income from Operations

Income from operations increased to $242 thousand from $187 thousand for the three months ended December 31, 2009 compared with the same period of the prior year.  The improvement in income from operations is principally the result of a reduction in operating expenses and capitalization of software development costs.

Adjusted EBITDA

We also measure our performance based on a non-GAAP measurement of earnings before interest, taxes, depreciation, and amortization and before stock compensation expense and impairment of goodwill and intangible assets (“Adjusted EBITDA”).  The following table reconciles net income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

	Three Months Ended December 31,
(in thousands)	2009	2008

Net income	$220	$165
Taxes	16	—
Interest expense, net	6	22
Amortization of intangible assets	141	190
Depreciation	184	197
EBITDA	$567	$574
Other amortization	51	54
Stock based compensation	70	137
Adjusted EBITDA	$688	$765

Adjusted EBITDA was $688 thousand for the three months ended December 31, 2009 compared with $765 thousand for the three months ended December 31, 2008, a decrease of $77 thousand, or 10%. The decrease in Adjusted EBITDA results primarily from a lower amount of non-cash expenses for the current period as compared with the prior period.

We believe this non-GAAP financial measure of Adjusted EBITDA is useful to management and investors in evaluating our operating performance for the periods presented and provide a tool for evaluating our ongoing operations.

Adjusted EBITDA, however, is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, other amortization and stock based compensation, and therefore does not represent an accurate measure of profitability.  As a result, Adjusted EBITDA should be evaluated in conjunction with net income for a complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

Liquidity and Capital Resources

Overview

Cash provided from operating activities was $321 thousand for the three months ended December 31, 2009, compared to $1.1 million for the same period of the prior year.  This decrease in cash from operating activities is primarily attributable to an increase in accounts receivable and unbilled receivables of $588 thousand offset by a related increase in deferred revenue of $258 thousand.  For the three months ended December 31, 2008, cash from operating activities of $1.1 million was primarily attributable to net cash collections of $634 thousand in accounts receivable and unbilled receivables. Cash from operating activities is anticipated to be sufficient to offset increases in working capital needs in the foreseeable future.

Cash used in investing activities was $635 thousand for the three months ended December 31, 2009.  This amount included $58 thousand paid for capital expenditures, $170 thousand paid for capitalized software development costs and $407 thousand for contingent acquisition payments.  Cash used in investing activities for the same period of the prior year was $478 thousand which consisted of $296 thousand for capital expenditures and $182 thousand for contingent acquisition payments.

Cash provided by financing activities was $324 thousand for the three months ended December 31, 2009 which was primarily attributable to borrowings under the bank line of credit of $1.3 million in excess of amounts repaid of $1.0 million.  For the same period in 2008 cash used in financing activities was $42 thousand related to principal payments on capital leases.  At December 31, 2009, $1.3 million was outstanding under the bank credit line, which was repaid in January 2010.

For the fiscal year ended September 30, 2009, we generated net income.  Prior to this period we incurred annual losses since inception in 2000 and used significant amounts of cash to fund operations. As a result, at December 31, 2009, we had an accumulated deficit of approximately $15.4 million.

Capital Resources and Liquidity Outlook

We believe that cash requirements for capital expenditures for the remainder of fiscal 2010 will be funded from cash generated from operations.

The Company’s current bank line expires March 31, 2010.  The Company is in discussions with a bank for a new bank line of credit. There can be no assurance that the Company will be able to secure a new line of credit on terms and conditions that are acceptable to the Company.

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

Contractual Obligations

We lease our facilities in the United States and India.  Our other contractual obligations include certain equipment acquired under capitalized lease agreements totaling $113 thousand that have begun to expire.  We have no contractual obligations extending beyond five years and there were no material leases entered into during the quarter ended December 31, 2009.

Critical Accounting Policies

These critical accounting policies and estimates by our management should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) that are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 29, 2009.  The Company believes that at December 31, 2009, there has been no material change to this information.

Effective for interim and annual periods ending after September 15, 2009, The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (the “Codification”) became single source of authoritative nongovernmental U.S. generally accepted accounting principles (US GAAP).  The Company adopted the Codification during the quarter ending September 30, 2009. The adoption had no effect on the Company’s consolidated financial statements.

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

Accounting for goodwill and other intangible assets

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired.  For the year ended September 30, 2009, the Company did not record a goodwill impairment charge.

At September 30, 2009 (the date of the most recent test), the fair value exceeded the carrying value by 1%.  This margin was based on a weighting applied to four different valuation methods which result in fair values ranging from $18.4 million to $36.5 million before the weightings were applied.  We did not expect a significant cushion to result from the current year valuation due to of the impairment write down taken in the prior fiscal year.  Had the four methodologies been weighted differently, the percentage by which the fair value exceeded the carrying value may have been larger.

The factors the Company considers important that could indicate impairment include its stock price, significant under performance relative to prior operating results, change in projections, significant changes in the manner of the Company’s use of assets or the strategy for the Company’s overall business, and significant negative industry or economic trends.

In evaluating goodwill impairment, the Company considers a number of factors including discounted cash flow projections, guideline public company comparisons, acquisition transactions of comparable third party companies and capitalization value. Evaluating the potential impairment of goodwill is highly subjective and requires management to make significant estimates and judgment at many points during the analysis, especially with regard to the Company’s future cash flows.

Management places significant weighting (90%) on its evaluation on the fair value derived using the Direct Market Data Method  - Market Approach - Publicly Traded Stocks, or market capitalization value.  Management believes this Level 1 input to valuation should be afforded the highest consideration as it is based upon quoted prices of the Company’s common stock in the active market.  The key assumption included in the Direct Market Data Method - Market Approach - Publicly Traded Stocks valuation was a control premium of 36.5%. This control premium was the median premium offered for 294 M&A transactions included in a study of majority ownership premiums for 2008, the most current year reported. The average control premium in this study was 56.5%.

While there are inherent limitations in any valuation, we believe that placing a significant weighting of 90% on the Direct Market Data Method reduced the uncertainty associated with other methods, which are more assumption based.  We believe the most significant change in circumstances that could affect the key assumptions in our valuation is a significant reduction in our stock price.

During the three month period ended December 31, 2009, the Company accrued $470 thousand of contingent acquisition payments in connection with previously completed acquisitions.  The Company is obligated to continue paying quarterly contingent acquisition payments to former owners of acquired companies in the amount of $2.8 million, based on the achievement of certain predefined operating metrics. If such payments are earned they will be recorded as an increase to goodwill.  To the extent goodwill continues to increase as a result of such payments and to the extent there are unfavorable changes in assumptions used to determine the Company’s fair value (including a decline in the Company’s market capitalization), there can be no assurance that the Company will not have another impairment charge in the future.

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

As of December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except as described below, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceedings that we believe are material.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended December 31, 2009. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Contingent Consideration

There were no shares issued stock issued in connection with contingent acquisition payments during the quarter ended December 31, 2009.

Other

During the fiscal quarter ended December 31, 2009, the Company granted 470,000 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.15 per share.

The securities were issued exclusively to our directors, executive officers and employees. The issuance of options and the shares of common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	CEO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	CFO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgeline Software, Inc.
(Registrant)

February 16, 2010	/s/ Thomas L. Massie
Date	Thomas L. Massie Chief Executive Officer (Principal Executive Officer)

February 16 , 2010	/s/ Ronald M. Levenson
Date	Ronald M. Levenson Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	CEO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	CFO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).