Form 10-Q
period 2010-03-31
Bridgeline Digital, Inc.
filed 2010-05-17
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-139298

Bridgeline Digital, Inc.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files   ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 12, 2010 was 11,188,208

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2010

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2010

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the global financial deterioration on our business, our inability to manage our future growth effectively or profitably, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the performance of our products, our ability to protect our proprietary technology, the security of our software, our ability to maintain our listing on the Nasdaq Capital Market, our dependence on our management team and key personnel, or our ability to hire and retain future key personnel.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Bridgeline Digital, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2010	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$3,293	$3,060
Accounts receivable and unbilled receivables, net	3,724	3,468
Prepaid expenses and other current assets	367	320
Total current assets	7,384	6,848
Equipment and improvements, net	1,210	1,448
Intangible assets, net	1,207	1,490
Goodwill	14,656	13,899
Other assets	921	570
Total assets	$25,378	$24,255
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$729	$714
Accrued liabilities	756	786
Accrued earnouts	287	408
Line of credit	1,650	1,000
Capital lease obligations – current	49	77
Deferred revenue	1,139	890
Total current liabilities	4,610	3,875
Capital lease obligations, net of current portion	48	62
Other long term liabilities	411	414
Total liabilities	5,069	4,351

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.001 par value; 20,000,000 shares authorized; 11,188,208 and 11,182,209 shares issued and outstanding, respectively	11	11
Additional paid-in capital	35,798	35,620
Accumulated deficit	(15,371)	(15,611)
Accumulated other comprehensive income	(129)	(116)
Total stockholders’ equity	20,309	19,904
Total liabilities and stockholders’ equity	$25,378	$24,255

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Digital, Inc.

Consolidated Statements of Operations
(Dollars in thousands except per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue:
Web application development services	$4,525	$5,126	$9,138	$10,674
Managed service hosting	506	656	1,000	1,254
Subscription and perpetual licenses	356	317	728	644
Total revenue	5,387	6,099	10,866	12,572
Cost of revenue:
Web application development services	2,273	2,364	4,451	5,005
Managed service hosting	159	171	288	305
Subscription and perpetual licenses	167	147	300	270
Total cost of revenue	2,599	2,682	5,039	5,580
Gross profit	2,788	3,417	5,827	6,992
Operating expenses:
Sales and marketing	1,170	1,628	2,420	3,258
General and administrative	1,032	1,027	2,201	2,069
Research and development	250	284	325	635
Depreciation and amortization	306	227	609	592
Total operating expenses	2,758	3,166	5,555	6,554
Income from operations	30	251	272	438
Interest income (expense), net	5	(13)	(1)	(35)
Income before income taxes	35	238	271	403
Income taxes	15	20	31	20
Net income	$20	$218	$240	$383

Net income per share:
Basic	$—	$0.02	$0.02	$0.04
Diluted	$—	$0.02	$0.02	$0.04

Number of weighted average shares:
Basic	11,186,145	11,012,808	11,184,156	10,891,537
Diluted	11,755,919	11,058,933	11,650,060	10,938,201

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Digital, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

		Six Months Ended March 31,
		2010	2009
Cash flows from operating activities:
Net income		$240	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets		283	234
Depreciation		371	402
Other amortization		117	108
Stock-based compensation		173	282
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and unbilled receivables		(256)	1,003
Prepaid expenses and other assets		(140)	37
Accounts payable and accrued liabilities		(73)	(738)
Deferred revenue		249	44
Other liabilities		(3)	96
Total adjustments		721	1,468
Net cash provided by operating activities		961	1,851
Cash flows from investing activities:
Equipment and improvements		(116)	(376)
Software development		(338)	—
Contingent acquisition payments (earnouts)	(	(878)	(587)
Net cash used in investing activities		(1,332)	(963)
Cash flows from financing activities:
Proceeds from bank line of credit		3,000	2,000
Principal payments on bank line of credit		(2,350)	(2,000)
Principal payments on capital leases		(42)	(69)
Proceeds from exercise of stock options		5	—
Net cash provided by (used in) financing activities		613	(69)
Net increase in cash and cash equivalents		242	819
Effect of exchange rate changes on cash	1	(9)	10
Cash and cash equivalents at beginning of the period		3,060	1,911
Cash and cash equivalents at end of the period		$3,293	$2,740

Supplemental cash flow information:
Cash paid for:
Interest		$11	$35
Income taxes		$87	$13
Non cash activities:
Equipment and other assets included in accounts payable		$10	$—
Other assets included in accrued expenses		$87	$—
Issuance of common stock for contingent acquisition payments (earnouts)		$—	$301
Accrued contingent consideration (earnouts)		$287	$470

The accompanying notes are an integral part of these consolidated financial statements

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.	Description of Business

Overview

Bridgeline Digital, Inc. (“Bridgeline” or the “Company”), is a developer of award-winning web application management software and interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS® software combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

Bridgeline’s iAPPS® product suite is a web based solution that unify web Content Management, web Analytics, eCommerce, and eMarketing capabilities deep within the website or web applications in which they reside; enabling business users to enhance and optimize the value of their web properties. Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, portals, and mission-critical web applications.  iAPPS Content Manager was the recipient of the 2010 CODiE Award for the Best Web Content Management Solution.

Locations

The Company’s corporate office is located north of Boston, Massachusetts.  The Company maintains regional offices serving the following geographical locations: Atlanta, GA, Chicago, IL; Cleveland, OH; Denver, CO; New York, NY; and Washington, DC.  The Company has a wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

Company Name Change

On March 19, 2010, the Company changed its name to Bridgeline Digital, Inc. from Bridgeline Software, Inc.  On March 31, 2010, the Company’s wholly-owned subsidiary changed its name to Bridgeline Digital Pvt., Ltd from Bridgeline Software Pvt., Ltd.

Other Information

The Company’s stock is traded on NASDAQ under the symbol BLIN.  On March 23, 2010, the Company changed its NASDAQ trading symbol to BLIN from BLSW in connection with the Company name change. The Company maintains its website at www.bridgelinedigital.com.

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

Unaudited Interim Financial Information

The accompanying interim Consolidated Balance Sheet as of March 31, 2010 and the Consolidated Statements of Operations and Cash Flows for the three and six months ended March 31, 2010 and 2009, respectively, are unaudited. The unaudited interim consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2009. These financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at March 31, 2010 and its results of operations for the three and six months ended March 31, 2010 and 2009, respectively, and its cash flows for the six months ended March 31, 2010 and 2009, respectively. The results for the three and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2010. The accompanying September 30, 2009 Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

BRIDGELINE DIGITAL, INC.

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

3.	Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	March 31,	September 30,
	2010	2009
Accounts receivable	$3,596	$$3,399
Unbilled receivables	376	349
Subtotal	3,972	3,748
Allowance for doubtful accounts	(248)	(280)
Accounts receivable, net	$3,724	$$3,468

4.	Intangible Assets and Goodwill

Intangible Assets

Changes in the carrying amount of intangible assets follows:

	At March 31, 2010
	Gross Asset	Accumulated Amortization	Impairment (a)	Net Amount

Domain and trade names	$39	$(26)	$(13)	$—
Customer related	2,676	(1,480)	(63)	1,133
Acquired software	362	(288)	—	74

Total intangible assets	$3,077	$(1,794)	$(76)	$1,207

(a)	An impairment charge of $76 thousand was taken during fiscal year ended September 30, 2008

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Total amortization expense related to intangible assets for the three and six months ended March 31, 2010 and 2009 follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Amortization expense charged to:
Cost of revenue	$23	$22	$45	$45
Operating expense	119	168	238	189
Total	$142	$190	$283	$234

Goodwill

Changes in the balance of goodwill for the six months ended March 31, 2009 are as follows:

For the
Six Months
Ended March 31, 2010

Goodwill balance at beginning of period	$13,899
Contingent acquisition payments (earnouts)	757
Goodwill balance at end of period	$14,656

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired.  For the year ended September 30, 2009, the Company did not record a goodwill impairment charge.

The Company accounts for contingent consideration (“earnouts”) related to acquisitions completed before September 30, 2009 as an increase to goodwill at the time such earnouts are earned.  During the six month period ended March 31, 2010, goodwill increased by $757 thousand related to earnouts.  The Company is obligated to continue paying quarterly  earnouts to former owners of acquired companies in the amount of $2.3 million based on the achievement of certain predefined operating metrics. If such payments are earned they will be recorded as an increase to goodwill.  To the extent goodwill continues to increase as a result of such payments and to the extent there are unfavorable changes in assumptions used to determine the Company’s fair value (including a decline in the Company’s market capitalization) there can be no assurance that the Company will not have another impairment charge in the future.

5.                Indebtedness

Credit Facility Borrowings

On March 31, 2010, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). The Loan Agreement provides for up to $5 million of revolving credit advances, of which $3 million may be used for acquisitions and up to $5 million may be used for working capital purposes.  The Loan Agreement has a two year term which expires on March 31, 2012.  Borrowings are limited to the lesser of (i) $5 million or (ii) 80% of eligible receivables as defined. In the event that the borrowing base formula results in less than $5 million in available borrowings, the Company can borrow up to $2 million in out of formula borrowings (provided such amount does not exceed $5 million) for specified periods of time. Borrowings bear interest at prime plus 1.00% or 1.25%, depending on the level of the adjusted EBITDA, as defined.  The Company pays an annual commitment fee of .50% and an unused fee of .25%.  The Company is also required to comply with certain financial and other covenants.  Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank which expired on March 31, 2010.

At March 31, 2010, the Company had a balance outstanding under the credit line of $1.7 million which was repaid in April 2010.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

6.               Stock Based Compensation

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options. Options granted during the six months ended March 31, 2010 were issued at fair value:

	Shares Covered By Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Balance at September 30, 2009	1,470,207	$0.003 to $3.590	$0.91
Granted	518,500	1.120 to 1.390	1.17
Exercised	(5,999)	.90	0.90
Forfeited	(4,000)	1.060 to 3.590	2.96
Balance at March 31, 2010	1,978,708	$0.003 to $3.590	$0.97	9.00	$12

On March 19, 2010, the Company amended the Amended and Restated Stock Incentive Plan to increase the number of shares of common stock available for issuance to 2,400,000 shares from 2,000,000 shares.

7.                Comprehensive Income

Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.

Comprehensive income was as follows:

	For the Six Months Ended March 31,
	2010	2009
Net income	$240	$383
Net change in foreign currency translation adjustment, net of tax of $-0-	(13)	(27)
Balance at end of period	$227	$356

8.                Net Income per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method.  The computation of diluted earnings per share does not include the effect of outstanding stock options and warrants that are anti-dilutive. The Company has excluded 288,750 and 2,026,455 of equity instruments from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2010 and 2009, respectively with exercise prices less than market values because these securities were anti-dilutive. The Company has excluded 358,750 and 2,026,455 of equity investments from the calculation on diluted weighted average shares outstanding for the six months ended March 31, 2010 and 2009, respectively with exercise prices less than market values because these securities were anti-dilutive.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

9.                Income Taxes

The Company recorded income tax expense of $15 thousand and $31 thousand for the three and six month periods ended March 31, 2010 and 2009, respectively.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

10.              Subsequent Event

On May 11, 2010, the Company acquired certain assets and assumed certain liabilities of TMX Interactive, Inc., a web development company located in Conshohocken, PA. The purchase price consisted of (i) cash of $100,000, (ii) the assumption of approximately $600,000 of deferred revenue, (iii) a note in the amount of $500,000 payable over three years beginning January 2011 with interest at 1% per annum (the note is unsecured and subordinated to the Company’s primary lender), and (iv) contingent consideration of up to $500,000 payable quarterly beginning with the quarter ending December 31, 2010 based on the achievement of a certain defined operating metrics.

Effective October 1, 2010, the Company accounts for contingent acquisition payments for completed acquisitions at the acquisition date as additional purchase price which is allocated to goodwill and intangible assets. Effective October 1, 2010, all acquisition costs are expensed when incurred.

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

Overview

Bridgeline is a developer of award-winning web application management software and interactive technology solutions that help organizations optimize business processes.  Bridgeline’s  iAPPS® product suite combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

Bridgeline’s iAPPS® suite of software products are solutions that unify web Content Management, web Analytics, eCommerce, and eMarketing capabilities deep within the website on web applications in which they reside; enabling business users to enhance and optimize the value of their web properties. Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, portals and mission-critical web applications. The iAPPS® suite of software products are delivered through a SaaS (“Software as a Service”) business model, in which we deliver our software over the Internet while providing maintenance, daily technical operation and support. iAPPS® provides a flexible architecture so traditional perpetual licensing of our software is also available. iAPPS Content Manager was the receipient of the 2010 CODiE Award for the Best Web Content Management Solution.

Bridgeline’s team of Microsoft® Gold Certified developers specialize in end-to-end interactive technology solutions which include web design and web application development, usability engineering, SharePoint development, rich media development, search engine optimization and web application hosting management.

Customer Information

We had approximately 636 customers at March 31, 2010 compared with approximately 589 customers at March 31, 2009, an increase of 8%.   Approximately 490 of the Company’s customers or 77% pay a monthly subscription fee or a monthly managed service hosting fee. Approximately 70% of our customers at March 31, 2009 continued to be revenue generating customers at March 31, 2010.

For the three months ended March 31, 2010, the Company had two customers that each represented 5% of total revenue and one customer that represented 9% of total revenue.  For the three months ended March 31, 2009, the Company had one customer that represented more than 5% of total revenue.

For the six months ended March 31, 2010 the Company had three customers that each represented 5%, 6%, and 9%, respectively, of its total revenue.  For the six months ended March 31, 2009, the Company did not have any customers that individually represented more than 5% of its total revenue.

Results of Operations

The following table sets forth our results of operations for the three and six month periods ended March 31, 2010 and March 31, 2009, respectively.

		Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)		2010	2009	2010	2009

Revenue
Web application development services		$4,525	$5,126	$9,138	$10,674
% of total revenue		84%	84%	84%	85%
Managed service hosting		506	656	1,000	1,254
% of total revenue		9%	11%	9%	10%
Subscription and perpetual licenses		356	317	728	644
% of total revenue		7%	5%	7%	5%
Total Revenue		5,387	6,099	10,866	12,572

Cost of revenue
Web application development services		2,273	2,364	4,451	5,005
% of web application development services revenue		50%	46%	49%	47%
Managed service hosting		159	171	288	305
% of managed service hosting revenue		31%	26%	29%	25%
Subscription and perpetual licenses		167	147	300	270
% of subscription and perpetual license revenue		47%	46%	41%	40%
Total cost of revenue		2,599	2,682	5,039	5,580
Gross profit		2,788	3,417	5,827	6,992
Gross profit margin		51.8%	56.0%	53.6%	55.6%

Operating expenses
Sales and marketing		1,170	1,628	2,420	3,258
% of total revenue		22%	27%	22%	26%
General and administrative		1,032	1,027	2,201	2,069
% of total revenue		19%	17%	20%	16%
Research and development		250	284	325	635
% of total revenue		5%	4%	3%	5%
Depreciation and amortization		306	227	609	592
% of total revenue		5%	4%	6%	5%
Total operating expenses		2,758	3,166	5,555	6,554
% of total revenue		51%	52%	51%	52%
Income from operations		30	251	272	438
% of total revenue		1%	4%	3%	3%
Interest income (expense), net		5	(13)	(1)	(35)
Income before income taxes		35	238	271	403
Income taxes		15	20	31	20
Net income		$20	$218	$240	$383
% of total revenue	-	—%	4%	2%	3%

Adjusted EBITDA		$528	$699	$1,216	$1,464

Results of Operations for the three months ended March 31, 2010 compared to March 31, 2009.

Revenue

Our revenue is derived from three sources: (i) Web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.  Total revenue decreased $712 thousand or 12% to $5.387 million from $6.099 million for the three months ended March 31, 2010 compared with the same period of the prior year.

Web Application Development Services

Revenue from web application development services decreased $601 thousand, or 12% to $4.525 million from $5.126 million for the three months ended March 31, 2010 compared to the same period of 2009.  The decrease is attributable to the Company focusing its marketing and new business development towards more iAPPS® related opportunities.  In addition the decrease is attributable to general economic conditions which have resulted in a reduced level of spending from certain customers that generated revenue in the prior period.

Application development services revenue as a percentage of total revenue remained constant at 84% for the three months ended March 31, 2010 compared with the same period of 2009.

Managed Service Hosting

Revenue from managed service hosting decreased $150 thousand, or 23% to $506 thousand from $656 for the three months ended March 31, 2010 compared with the same period in 2009.  The decrease is attributable to our focused marketing and new business development efforts in selling more iAPPS® related engagements.  Additionally, there has been some customer attrition as a result of our efforts to engage with larger organizations as opposed to some of our smaller customers obtained through previous acquisitions.

Managed services revenue as a percentage of total revenue decreased to 9% from 11% for the three months ended March 31, 2010 compared with the same period of 2009 as a result of the decrease in revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $39 thousand, or 12% to $356 thousand from $317 thousand for the three months ended March 31, 2010 compared with the same period of the prior year.  Subscription and perpetual license revenue as a percentage of total revenue increased to 7% from 5% for the three months ended March 31, 2010 compared with the same period in 2009.

Cost of Revenue

Total cost of revenue decreased $83 thousand, or 3% to $2.599 million from $2.682 million for the three months ended March 31, 2010 compared with the same period of the prior year.

Cost of web application development services decreased $91 thousand, or 4% for the three months ended March 31, 2010 compared to the same period in 2009.  The cost of application development services as a percentage of application development services revenue increased to 50% from 46%, for the same three month comparative periods.  This decrease in margin results from a combination of lower web application development services revenue and higher direct labor costs to deliver such revenue.

Cost of managed service hosting decreased $12 thousand or 7% for the three months ended March 31, 2010, compared to the same period in 2009. The cost of managed services as a percentage of managed services revenue increased to 31% from 26% for the same three month comparative periods. The decrease in the amount of managed service hosting costs is due to efforts initiated during the quarter ended December 31, 2009 to consolidate our network operation centers and reduce costs associated with having multiple hosting facilities. Since a portion of this cost is fixed cost related to our hosting environment, such costs will not decrease at the same rate as the related revenue.

Cost of subscription and perpetual licenses increased $20 thousand, or 14% for the three months ended March 31, 2010 compared to the same period in 2009.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 47% from 46% for the same comparative three month periods.  The increase in the amount of subscription and perpetual license costs is primarily related to additional software development costs capitalized in prior periods which is now being amortized.  Additionally, since a portion of this cost is fixed cost related to our hosting environment, such costs will not always increase or decrease at the same rate as the related revenue.

Gross Profit

Gross profit decreased $629 thousand, or by 18%, for the three months ended March 31, 2010 compared with the same period of 2009.  Gross profit margin decreased to 51.8% from 56.0% for the same comparative three month periods.  The decrease in gross profit margin is attributable to a combination of lower revenue and lower utilization.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $458 thousand, or 28% to $1.170 million from $1.628 million for the three months ended March 31, 2010 compared with the same period of the prior year.  Sales and marketing expenses represented 22% of total revenue compared with 27% for the same comparative three month periods.  This decrease is primarily attributable to lower incentive compensation costs related to lower revenue for the three month period ended March 31, 2010 when compared with the same period of the prior year.

General and Administrative Expenses

General and administrative expenses increased $5 thousand, or 0% to $1.032 million from $1.027 million for the three month period ended March 31, 2010 compared with the same period of the prior year.  General and administrative expense represented 19% of revenue for the three months ended March 31, 2010 compared with 17% of revenue for the same comparative three month periods.  The increase in the amount of general and administrative expense as a percentage of revenue is related to the lower amount of comparable revenue.

Research and Development

Research and development expense decreased by $34 thousand, or 12% to $250 thousand from $284 thousand for the three months ended March 31, 2010 compared with the same period of the prior year, after capitalization of software development cost.  Capitalized software development costs were $95 thousand and $-0- for the three months ended March 31, 2010 and 2009, respectively. Had such cost not been capitalized, research and development expense would have been $345 thousand and $284 thousand for the three months ended March 31, 2010 and 2009, respectively.  The increase in cost relates to additional personnel and related costs to continue development of our iAPPS® suite of software products.

Depreciation and Amortization

Depreciation and amortization expense increase by $79 thousand, or 35% to $306 thousand from $227 thousand for the three months ended March 31, 2010 compared with the same period of the prior year. Depreciation and amortization increased to 5% of revenue from 4% of revenue for the same comparable periods. This increase in the amount of depreciation and amortization was attributable to final purchase price allocation adjustments recorded in March 2009 related to the Indigo Group, Inc. acquisition competed in July of 2008.

Income Tax Expense

Income tax expense was $15 thousand and $20 for the three month periods ended March 31, 2010 and 2009, respectively.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

Income from Operations

Income from operations decreased to $30 thousand from $251 thousand for the three months ended March 31, 2010 compared with the same period of the prior year.  The decrease in income from operations is principally the result of a lower revenue in the current period as compared with the same period of the prior year.

Results of Operations for the six months ended March 31, 2010 compared to March 31, 2009.

Revenue

Total revenue decreased $1.7 million, or 14% to $10.866 million from $12.572 million for the six months ended March 31, 2010 compared with the same period of the prior.

Web Application Development Services

Revenue from web application development services decreased $1.536 million, or 14% to $9.138 million from $10.674 million for the six months ended March 31, 2010 compared to the same period of 2009.  The decrease is attributable to the Company focusing its marketing and new business development towards more iAPPS® related opportunities.  In addition the decrease is attributable to general economic conditions which have resulted in a reduced level of spending from certain customers that generated revenue in the prior period.

Application development services revenue as a percentage of total revenue decreased to at 84% from 85% for the six months ended March 31, 2010 compared with the same period of 2009.

Managed Service Hosting

Revenue from managed service hosting decreased $254 thousand, or 20% to $1.000 million from $1.254 million for the six months ended March 31, 2010 compared with the same period in 2009.  The decrease is attributable to our focused marketing and new business development efforts in selling more iAPPS® related engagements.  Additionally, there has been some customer attrition as a result of our efforts to engage with larger organizations as opposed to some of our smaller customers obtained through previous acquisitions.

Managed services revenue as a percentage of total revenue decreased to 9% from 10% for the six months ended March 31, 2010 compared with the same period of 2009 as a result of the decrease in revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $84 thousand, or 13% to $728 thousand from $644 thousand for the six months ended March 31, 2010 compared with the same period of the prior year.  Subscription and perpetual license revenue as a percentage of total revenue increased to 7% from 5% for the six months ended March 31, 2010 compared with the same period in 2009.

Cost of Revenue

Total cost of revenue decreased $541 thousand, or 11% to $5.039 million from $5.580 million for the six months ended March 31, 2010 compared with the same period of the prior year.

Cost of web application development services decreased $554 thousand, or 11% for the six months ended March 31, 2010 compared to the same period in 2009.  The cost of application development services as a percentage of application development services revenue increased to 49% from 47%, for the same six month comparative periods.  This decrease in margin results from a combination of lower web application development services revenue and higher direct labor costs to deliver such revenue.

Cost of managed service hosting decreased $17 thousand or 6% for the six months ended March 31, 2010, compared to the same period in 2009. The cost of managed services as a percentage of managed services revenue increased to 29% from 25% for the same six month comparative periods. The decrease in the amount of managed service hosting costs is due to efforts initiated during the quarter ended December 31, 2009 to consolidate our network operation centers and reduce costs associated with having multiple hosting facilities. Since a portion of this cost is fixed cost related to our hosting environment, such costs will not decrease at the same rate as the related revenue.

Cost of subscription and perpetual licenses increased $30 thousand, or 11% for the three months ended March 31, 2010 compared to the same period in 2009.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 41% from 40% for the same comparative six month periods.  The increase in the amount of subscription and perpetual license costs is primarily related to additional software development costs capitalized in prior periods which is now being amortized.  Additionally, since a portion of this cost is fixed cost related to our hosting environment, such costs will not always increase or decrease at the same rate as the related revenue.

Gross Profit

Gross profit decreased $1.165 million, or by 17%, for the six months ended March 31, 2010 compared with the same period of 2009.  Gross profit margin decreased to 53.6% from 55.6% for the same comparative six month periods.  The decrease in gross profit margin is attributable to a combination of lower revenue and lower utilization.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $838 thousand, or 26% to $2.420 million from $3.258 million for the six months ended March 31, 2010 compared with the same period of the prior year.  Sales and marketing expenses represented 22% of total revenue compared with 26% for the same comparative three month periods.  This decrease is primarily attributable to lower incentive compensation costs related to lower revenue for the six month period ended March 31, 2010 when compared with the same period of the prior year.

General and Administrative Expenses

General and administrative expenses increased $132 thousand, or 6% to $2.201 million from $2.069 million for the six month period ended March 31, 2010 compared with the same period of the prior year.  General and administrative expense represented 20% of revenue compared with 16% of revenue for the same comparative three month periods.  The increase in the amount of general and administrative expense is primarily due to increases in personnel. The increase in the amount of general and administrative expense as a percentage of revenue is related to lower comparable revenue during the period ended March 31, 2010.

Research and Development

Research and development expense decreased by $310 thousand, or 49% to $325 thousand from $635 thousand for the six months ended March 31, 2010 compared with the same period of the prior year, after capitalization of software development cost.  Capitalized software development costs were $286 thousand and $-0- for the six months ended March 31, 2010 and 2009, respectively. Had such cost not been capitalized, research and development expense would have been $611 thousand and $635 thousand for the three months ended March 31, 2010 and 2009, respectively.  The decrease in the amount of research and development costs relates to lower personnel costs in the period ended March 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased by $17 thousand, or 3% to $609 thousand from $592 thousand for the six months ended March 31, 20010 compared with the same period of the prior year. Depreciation and amortization increased to 6% of revenue from 5% of revenue for the same comparable periods. This increase in the amount of depreciation and amortization was attributable to final purchase price allocation adjustments recorded in March 2009 related to the Indigo Group, Inc. acquisition competed in July of 2008.

Income Tax Expense

Income tax expense was $31 thousand and $20 thousand for the six month periods ended March 31, 2010 and 2009, respectively.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

Income from Operations

Income from operations decreased to $272 thousand from $438 thousand for the six months ended March 31, 2010 compared with the same period of the prior year.  The decrease in income from operations is principally the result of lower revenue in the current period as compared with the same period of the prior year.

Adjusted EBITDA

We also measure our performance based on a non-GAAP measurement of earnings before interest, taxes, depreciation, and amortization and before stock compensation expense and impairment of goodwill and intangible assets (“Adjusted EBITDA”).  The following table reconciles net income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009

Net income	$20	$218	$240	$383
Taxes	15	20	31	20
Interest (income) expense, net	(5)	13	1	35
Amortization of intangible assets	142	44	283	234
Depreciation	187	205	371	402
EBITDA	$359	$500	$926	$1,074
Other amortization	66	54	117	108
Stock based compensation	103	145	173	282
Adjusted EBITDA	$528	$699	$1,216	$1,464

Adjusted EBITDA was $528 thousand for the three months ended March 31, 2010 compared with $699 thousand for the three months ended March 31, 2009, a decrease of $171 thousand, or 24%. The decrease in Adjusted EBITDA results primarily from a lower amount of net income for the current period as compared with the prior period.

Adjusted EBITDA was $1.216 million for the six months ended March 31, 2010 compared with $1.464 million for the six months ended March 31, 2009, a decrease of $248 thousand, or 17%. The decrease in Adjusted EBITDA results primarily from a lower amount of net income for the current period as compared with the prior period.

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

Liquidity and Capital Resources

Overview

Cash provided from operating activities was $961 thousand for the six months ended March 31, 2010, compared to $1.851 million for the same period of the prior year.  This decrease in cash from operating activities is primarily attributable to lower net income in the March 31, 2010 period as compared with the corresponding period of the prior year and a larger amount of collections for accounts receivable and unbilled receivables in the March 31, 2009 period as compared with the March 31, 2010 period.  Cash from operating activities is anticipated to be sufficient to offset increases in working capital needs in the foreseeable future.

Cash used in investing activities was $1.332 million for the six months ended March 31, 2010 as compared with $963 thousand for the same period of the prior year.  These amounts include capitalized software development cost of $338 in the March 31, 2010 period as compared with $-0- in the same period of the prior year and contingent acquisition payments of $878 thousand for the six month period ended March 31, 2010 compared with $587 thousand for the same period of the prior year.   Expenditures for equipment and improvements were $116 thousand for the March 31, 2010 period compared with $376 in the same period of the prior year.

Cash provided by (used in) financing activities was $613 thousand for the six months ended March 31, 2010 compared with $(69) thousand for the same period of the prior year.  The increase in cash provided by financing activities was attributable to borrowings under the bank line of credit of $3.0 million in excess of amounts repaid of $1.3 million.  At March 31, 2010, $1.7 million was outstanding under the bank credit line, which was repaid in April 2010.

For the fiscal year ended September 30, 2009, we generated net income.  Prior to this period we incurred annual losses since inception in 2000 and used significant amounts of cash to fund operations. As a result, at March 31, 2010, we had an accumulated deficit of approximately $15.4 million.

Capital Resources and Liquidity Outlook

On March 31, 2010, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). The Loan Agreement provides for up to $5 million of revolving credit advances, of which $3 million may be used for acquisitions and up to $5 million may be used for working capital purposes.  The Loan Agreement has a two year term which expires on March 31, 2012.  Borrowings are limited to the lesser of (i) $5 million or (ii) 80% of eligible receivables as defined. In the event that the borrowing base formula results in less than $5 million in available borrowings, the Company can borrow up to $2 million in out of formula borrowings (provided such amount does not exceed $5 million) for specified periods of time. Borrowings bear interest at prime plus 1.00% or 1.25%, depending on the level of the adjusted EBITDA, as defined.  The Company pays an annual commitment fee of .50% and an unused fee of .25%.  The Company is also required to comply with certain financial and other covenants.  Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank which expired on March 31, 2010.

The Company believes that cash generated from operations and proceeds from the bank line of credit will be sufficient to fund the company’s working capital and capital expenditure needs in the foreseeable future.

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

Contractual Obligations

We lease our facilities in the United States and India.  Other contractual obligations include (i) certain equipment acquired under capitalized lease agreements totaling $97 thousand that have begun to expire and (ii) contingent acquisition payments.  We have no contractual obligations extending beyond five years and there were no material leases entered into during the quarter ended March 31, 2010.  As discussed in Note 10 to the March 31, 2010 financial statements, on May 11, 2010 in connection with the acquisition of TMX Interactive, Inc., we issued (i) a subordinated promissory note in the amount of $500,000 payable over three years beginning January 2011 with interest at 1% per annum and (ii) entered into an earnout in the amount of $500,000 payable quarterly beginning with the quarter ended December 31, 2010.  Payment of the earnout is contingent on the achievement of certain defined operating metrics.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Revenue recognition;
●	Allowance for doubtful accounts;
●	Accounting for cost of computer software to be sold, leased or otherwise marketed;
●	Accounting for goodwill and other intangible assets; and
●	Accounting for stock-based compensation.

Accounting for goodwill and other intangible assets

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired.  For the year ended September 30, 2009, the Company did not record a goodwill impairment charge.

At September 30, 2009 (the date of the most recent test), the fair value exceeded the carrying value by 1%.  This margin was based on a weighting applied to four different valuation methods which result in fair values ranging from $18.4 million to $36.5 million before the weightings were applied.  We did not expect a significant cushion to result from the current year valuation due to the impairment write down taken in the prior fiscal year.  Had the four methodologies been weighted differently, the percentage by which the fair value exceeded the carrying value may have been larger.

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

Management places significant weighting (90%) on its evaluation on the fair value derived using the Direct Market Data Method - Market Approach – Publicly Traded Companies or market capitalization value. Management believes this Level 1 input to valuation should be afforded the highest consideration as it is based upon quoted prices of the Company’s common stock in the active market.  The key assumption included in Direct Data Method - Market Approach – Publicly Traded Companies valuation was a control premium of 36.5%. This control premium was the median premium offered for 294 M&A transactions included in a study of majority ownership premiums for 2008, the most current year reported. The average control premium in this study was 56.5%.

While there are inherent limitations in any valuation, we believe that placing a significant weighting of 90% on the Direct Market Data Method reduced the uncertainty associated with other methods, which are more assumption based.  We believe the most significant change in circumstances that could affect the key assumptions in our valuation is a significant reduction in our stock price.

During the three month period ended March 31, 2010, the Company accrued $287 thousand of contingent acquisition payments in connection with previously completed acquisitions.  The Company is obligated to continue paying quarterly contingent acquisition payments to former owners of acquired companies in the amount of $2.3 million, based on the achievement of certain predefined operating metrics. If such payments are earned they will be recorded as an increase to goodwill.  To the extent goodwill continues to increase as a result of such payments and to the extent there are unfavorable changes in assumptions used to determine the Company’s fair value (including a decline in the Company’s market capitalization), there can be no assurance that the Company will not have another impairment charge in the future.

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

As of March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceedings that we believe are material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended March 31, 2010. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Contingent Consideration

No shares were issued in connection with contingent acquisition payments during the quarter ended March 31, 2010.

Other

During the fiscal quarter ended March 31, 2010, the Company granted 48,500 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.30 per share.

During the quarter ended March 31, 2010, the Company issued 5,999 shares of common stock pursuant to the exercise of outstanding stock options.

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

Item 5.	Other Information.

On May 11, 2010, Bridgeline entered into an Asset Purchase Agreement (the “Purchase Agreement”) with TMX Interactive, Inc., a Delaware corporation (“TMX”) and completed the acquisition of certain assets and the assumption of certain liabilities of TMX.

The Purchase Agreement sets forth the terms and conditions pursuant to which Bridgeline acquired certain assets and assumed certain liabilities of TMX.  The assets acquired by Bridgeline include substantially all the assets of TMX with the exception of certain intellectual property of TMX identified in the Purchase Agreement.  The purchase price consisted of (i) cash of $100,000, (ii) the assumption of approximately $600,000 of deferred revenue, (iii) the issuance of a note in the amount of $500,000 payable over three years beginning January 2011 with interest at a rate of 1% per annum, and (iv) contingent consideration of up to $500,000, payable in cash quarterly over the 12 consecutive calendar quarters beginning with the quarter ending December 31, 2010, contingent upon the achievement of certain defined operating metrics.  The note is unsecured and subordinated to Silicon Valley Bank.

The parties to the Purchase Agreement made customary representations, warranties and covenants therein, and the completion of the acquisition was subject to customary conditions described therein.  In addition, the Purchase Agreement prohibits TMX from competing with Bridgeline for a period of three years ending on the third anniversary of the closing of the acquisition.

In connection with the acquisition, Bridgeline has employed three former executives of TMX.  Specifically, Debra Brown has joined Bridgeline Digital as Sr. Vice President of Business Development for the Philadelphia, New Jersey, and New York regions, Eric Smith has joined Bridgeline as a Vice President of Business Development, and David McMillan has joined Bridgeline as a Vice President of Delivery.  Bridgeline has entered into an employment agreement with each of Ms. Brown, Mr. Smith and Mr. McMillan containing terms consistent with employment agreements in place with other executives of Bridgeline.  Such employment agreements include an agreement not to compete with Bridgeline for a period of up to 12 months after ceasing to be an employee of Bridgeline.

In connection with the acquisition, Bridgeline entered into a four year lease of the former offices of TMX located in Conshohocken, Pennsylvania.  Annual rent for the first year under the lease is approximately $104,000.

The foregoing description of the acquisition, the Purchase Agreement, the note and the lease does not purport to be complete and is qualified in its entirety by reference to the complete text of each such agreement, copies of which are filed as exhibits to this Report on Form 10-Q and are incorporated herein by reference.

Investors should not rely on or assume the accuracy of representations and warranties in negotiated agreements that have been publicly filed because such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, because such representations may represent the parties’ risk allocation in the particular transaction, because such representations may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or because such representations may no longer continue to be true as of any given date.

Press Release

On May 11, 2010, Bridgeline issued a press release announcing the completion of the acquisition of TMX.  A copy of the press release is furnished as Exhibit 99.1 and is incorporated herein by reference.  The press release is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise be subject to the liabilities of that section.  The information in this paragraph (including Exhibit 99.1) shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, except as otherwise expressly stated in such filing.

Financial Statements of Business Acquired

In accordance with Item 9.01(a)(4) of Form 8-K, the financial statements required by Item 9.01(a) of Form 8-K will be filed on a Form 8-K within 71 calendar days after May 17, 2010.

In accordance with Item 9.01(b)(2) of Form 8-K, the financial information required by Item 9.01(b) will be filed on a Form 8-K within 71 calendar days after May 17, 2010.

.

Item 6.	Exhibits.

Exhibit No.	Description of Document

2.1	Asset Purchase Agreement, dated as of May 11, 2010, by and between Bridgeline Digital, Inc. and TMXInteractive, Inc.

2.2	Subordinated Promissory Note dated May 11, 2010, issued by Bridgeline Digital, Inc.

10.1	Agreement of Lease Between IMD Eleven Hundred East Hector Street LP and Spring Mill Conshohocken LP Collectively, as Landlord and Bridgeline Digital, Inc. as Tenant, dated May 11, 2010.

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	CEO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	CFO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

99.1	Press release issued by Bridgeline Digital, Inc., dated May 11, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgeline Digital, Inc.
(Registrant)

May 17, 2010	/s/ Thomas L. Massie
Date	Thomas L. Massie Chief Executive Officer (Principal Executive Officer)

May 17 , 2010	/s/ Ronald M. Levenson
Date	Ronald M. Levenson Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

2.1	Asset Purchase Agreement, dated as of May 11, 2010, by and between Bridgeline Digital, Inc. and TMX Interactive, Inc.

2.2	Subordinated Promissory Note dated May 11, 2010, issued by Bridgeline Digital, Inc.

10.1	Agreement of Lease Between IMD Eleven Hundred East Hector Street LP and Spring Mill Conshohocken LP Collectively, as Landlord and Bridgeline Digital, Inc. as Tenant, dated May 11, 2010.

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	CEO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	CFO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

99.1	Press release issued by Bridgeline Digital, Inc., dated May 11, 2010.