Form 10-Q
period 2010-06-30
Bridgeline Digital, Inc.
filed 2010-08-16
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of August 13, 2010 was 11,188,208

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2010

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2010

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

Bridgeline Digital, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2010	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$2,863	$3,060
Accounts receivable and unbilled receivables, net	3,773	3,468
Prepaid expenses and other current assets	330	320
Total current assets	6,966	6,848
Equipment and improvements, net	1,248	1,448
Intangible assets, net	1,246	1,490
Goodwill	16,891	13,899
Other assets	972	570
Total assets	$27,323	$24,255
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$783	$714
Accrued liabilities	864	786
Accrued earnouts	544	408
Deferred revenue	1,677	890
Current portion of debt	1,733	1,000
Current portion of capital lease obligations	43	77
Total current liabilities	5,644	3,875
Long term earnouts	380	—
Other long term liabilities	379	414
Long term debt, net of current portion	417	—
Capital lease obligations, net of current portion	35	62
Total liabilities	6,855	4,351

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $0.001 par value; 20,000,000 shares authorized; 11,188,208 and 11,182,209 shares issued and outstanding, respectively	11	11
Additional paid-in capital	35,912	35,620
Accumulated deficit	(15,336)	(15,611)
Accumulated other comprehensive income	(119)	(116)
Total stockholders’ equity	20,468	19,904
Total liabilities and stockholders’ equity	$27,323	$24,255

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Digital, Inc.

Condensed Consolidated Statements of Operations
(Dollars in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Web application development services	$4,813	$5,172	$13,951	$15,846
Managed service hosting	450	597	1,450	1,851
Subscription and perpetual licenses	537	235	1,265	879
Total revenue	5,800	6,004	16,666	18,576
Cost of revenue:
Web application development services	2,404	2,421	6,855	7,426
Managed service hosting	94	146	382	451
Subscription and perpetual licenses	178	136	478	406
Total cost of revenue	2,676	2,703	7,715	8,283
Gross profit	3,124	3,301	8,951	10,293
Operating expenses:
Sales and marketing	1,427	1,478	3,847	4,736
General and administrative	1,045	979	3,246	3,048
Research and development	259	336	584	971
Depreciation and amortization	321	319	930	911
Total operating expenses	3,052	3,112	8,607	9,666
Income from operations	72	189	344	627
Interest income (expense), net	(16)	—	(17)	(35)
Income before income taxes	56	189	327	592
Income taxes	21	11	52	31
Net income	$35	$178	$275	$561

Net income per share:
Basic	$—	$0.02	$0.02	$0.05
Diluted	$—	$0.02	$0.02	$0.05

Number of weighted average shares:
Basic	11,188,208	11,109,256	11,185,506	10,960,777
Diluted	11,529,013	11,160,082	11,606,458	11,009,264

The accompanying notes are an integral part of these consolidated financial statements

Bridgeline Digital, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$275	$561
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	431	376
Depreciation	566	604
Other amortization	186	162
Stock-based compensation	287	463
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and unbilled receivables	(74)	1,167
Prepaid expenses and other assets	(42)	148
Accounts payable and accrued liabilities	(17)	(1,349)
Deferred revenue	142	(252)
Other liabilities	(35)	138
Total adjustments	1,444	1,457
Net cash provided by operating activities	1,719	2,018
Cash flows from investing activities:
Equipment and improvements	(351)	(405)
Software development	(496)	—
Acquisitions, net of cash acquired	(415)	—
Contingent acquisition payments (earnouts)	(1,247)	(846)
Net cash used in investing activities	(2,509)	(1,251)
Cash flows from financing activities:
Proceeds from bank line of credit	4,650	3,250
Principal payments on bank line of credit	(4,000)	(3,000)
Principal payments on capital leases	(61)	(85)
Proceeds from exercise of stock options	5	—
Net cash provided by financing activities	594	165
(Decrease) increase in cash and cash equivalents	(196)	932
Effect of exchange rate changes on cash and cash equivalents	(1)	(10)
Net increase (decrease) in cash and cash equivalents	(197)	922
Cash and cash equivalents at beginning of the period	3,060	1,911
Cash and cash equivalents at end of the period	$2,863	$2,833

Supplemental cash flow information:
Cash paid for:
Interest	$30	$42
Income taxes	$22	$13
Non cash activities:
Equipment and other assets included in accounts payable	$45	$34
Accrued contingent consideration (earnouts)	$467	$470
Issuance of subordinated promissory note for acquisition	$500	$—
Issuance of common stock for contingent acquisition payments (earnouts)	$—	$368

The accompanying notes are an integral part of these consolidated financial statements

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

1.	Description of Business

Overview

Bridgeline Digital, Inc. (“Bridgeline” or the “Company”), is a developer of an award-winning web engagement management software suite and award-winning interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS® software combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

Bridgeline’s iAPPS® product suite is a web based solution that unifies web Content Management, web Analytics, eCommerce, and eMarketing capabilities deep within the website or web applications in which they reside; enabling business users to enhance and optimize the value of their web properties. Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, portals, and mission-critical web applications.  iAPPS Content Manager was the recipient of the 2010 CODiE Award for the Best Web Content Management Solution globally.

Locations

The Company’s corporate office is located north of Boston, Massachusetts.  The Company maintains regional offices serving the following geographical locations: Atlanta, GA; Chicago, IL; Denver, CO; New York, NY; Philadelphia, PA; and Washington, DC.  The Company has a wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

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

Unaudited Interim Financial Information

The accompanying interim Consolidated Balance Sheet as of June 30, 2010 and the Consolidated Statements of Operations and Cash Flows for the three and nine months ended June 30, 2010 and 2009, respectively, are unaudited. The unaudited interim consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2009. These financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at June 30, 2010 and its results of operations for the three and nine months ended June 30, 2010 and 2009, respectively, and its cash flows for the nine months ended June 30, 2010 and 2009, respectively. The results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2010. The accompanying September 30, 2009 Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Accounting Standards Codification

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the consolidated financial statements, except as disclosed in Note 11.

3.	Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	June 30,	September 30,
	2010	2009
Accounts receivable	$3,805	$$3,399
Unbilled receivables	228	349
Subtotal	4,033	3,748
Allowance for doubtful accounts	(260)	(280)
Accounts receivable, net	$3,773	$$3,468

4.	Acquisitions

TMX Interactive, Inc.

On May 11, 2010, the Company acquired certain assets and assumed certain liabilities of TMX Interactive, Inc. (“TMX”), a web development company located in Conshohocken, PA., (the “TMX Acquisition”).  The purchase price consisted of (i) cash of $100,000, (ii) the assumption of approximately $600,000 of deferred revenue, (iii) the issuance of an unsecured subordinated promissory note in the amount of $500,000 payable over three years beginning January 2011 with interest at a rate of 1% per annum, and (iv) contingent consideration of up to $500,000, payable in cash quarterly over the 12 consecutive calendar quarters beginning with the quarter ending December 31, 2010, based on the achievement of quarterly revenue of $600,000 of the Philadelphia business unit.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

The estimated fair value of net assets acquired from the TMX Acquisition are summarized as follows:

Net assets acquired:	Amount
Cash	$3
Accounts receivable, net	232
Other current assets	44
Equipment and improvements	3
Other assets	16
Intangible assets	187
Goodwill	1,685
Total assets acquired	2,170
Accounts payable	211
Accrued liabilities	72
Deferred revenue	644
Line of credit	187
Total liabilities assumed	1,114
Net assets acquired	$1,056

Purchase price:
Cash paid	$100
Subordinated promissory note	500
Earnout	456
Total purchase price	$1,056

Other acquisition related payments made by Bridgeline at the time of the TMX Acquisition consisted of the following:

Amount
Other acquisition related payments:
Payment of rent related to prior periods	$59
Payment of employee related liabilities	37
Payment of seller transaction costs	35
Payoff of line of credit	187
Total	$318

Of the $187 thousand allocated to intangible assets, $94 thousand has been allocated to customer relationships and $93 thousand have been allocated to non-compete agreements, with an average useful life of 5 years.   These amounts are preliminary and will be adjusted when the formal valuation, which is in progress, is completed.  Amounts recorded for intangible assets and goodwill are deductible for tax purposes over 15 years.

The earnout payable pursuant to the acquisition agreement in the amount of $500 thousand has been reduced by $44 thousand to a total of $456 thousand.  This earnout reduction is based on the amount by which the actual deferred revenue of $644 thousand at the acquisition date exceeded the maximum amount of deferred revenue agreed to be assumed by Bridgeline of $600 thousand.

Effective October 1, 2009, the Company accounts for contingent acquisition payments for completed acquisitions at the acquisition date as additional purchase price which is allocated to goodwill and intangible assets. Also, effective October 1, 2009, all acquisition costs are expensed when incurred.

The following unaudited pro forma financial information reflects the combined results of operations for Bridgeline for the nine months ended June 30, 2010, including certain adjustment, as if the acquisition had occurred on October 1, 2009.  This information does not necessarily reflect the results of operations that would have occurred had the

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

acquisition taken place at the beginning of the period, and is not necessarily indicated of the results which may be obtained in the future.

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Total revenue	$17,819	$20,716
Net income (loss)	(427)	(1,031)
Net income (loss) per share:
Basic	(.04)	(.09)
Diluted	(.04)	(.09)
Number of weighted average shares:
Basic	11,185,506	10,960,777
Diluted	11,606,458	11,009,264

During the period ended June 30, 2009 (prior to the TMX Acquisition), TMX reduced staffing levels and reduced other operating expenses to more appropriately align costs with revenue. Subsequent to the TMX Acquisition Bridgeline (i) further adjusted staffing levels to more appropriately align staffing with expected revenue and (ii) reduced other operating expenses deemed redundant. The impact of these adjustments are not included in the unaudited pro forma information above.

5.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets consists of the following:

	At June 30, 2010
	Gross Asset	Accumulated Amortization	Impairment (a)	Net Amount
Intangible assets:
Acquired software	$362	$(310)	$—	$52
Customer related	2,863	(1,606)	(63)	1,194
Domain and trade names	39	(26)	(13)	—

Total intangible assets	$3,264	$(1,942)	$(76)	$1,246

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

	At September 30, 2009
	Gross	Accumulated	Impairment	Net
	Asset	Amortization	(a)	Amount
Intangible assets:
Acquired software	$362	$(243)	$—	$119
Customer related (b)	2,676	(1,242)	(63)	1,371
Domain and trade names	39	(26)	(13)	—
Total intangible assets	$3,077	$(1,511)	$(76)	$1,490

________

(a)	An impairment charge of $76 thousand was taken during fiscal year ended September 30, 2008
(b)	Reflects $973 thousand purchase price allocation adjustment resulting from final valuation

Total amortization expense related to intangible assets for the three and nine months ended June 30, 2010 and 2009 follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Amortization expense charged to:
Cost of revenue	$22	$22	$67	$67
Operating expense	126	119	364	309
Total	$148	$141	$431	$376

Goodwill

Changes in the balance of goodwill for the nine months ended June 30, 2010 are as follows:

For the Nine Months Ended June 30, 2010

Goodwill balance at beginning of period	$13,899
TMX Acquisition	1,685
Contingent acquisition payments (earnouts)	1,307
Goodwill balance at end of period	$16,891

Contingent consideration (“earnouts”) related to acquisitions completed before September 30, 2009 are accounted for as an increase to goodwill at the time such earnouts are earned.  For the nine months ended June 30, 2010, goodwill increased by $1.3 million for such earnouts.  The Company is obligated to continue paying quarterly earnouts to former owners of acquired companies in the amount of $1.7 million based on the achievement of certain predefined operating metrics from the various acquired entities. If such payments are earned they will be recorded as an increase to goodwill.  Of the $1.7 million in contingent earnout consideration, the acquired entities need to minimally generate $1.8 million in cumulative EBITDA through June 30, 2012 and minimally generate $13.5 million in cumulative revenue through September 30, 2012 to achieve such payments.  To the extent goodwill continues to increase as a result of such payments and to the extent there are

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

unfavorable changes in assumptions used to determine the Company’s fair value (including a decline in the Company’s market capitalization) there can be no assurance that the Company will not have another impairment charge in the future.

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired.  For the year ended September 30, 2009, the Company did not record a goodwill impairment charge.

6.	Debt

Debt consists of the following:

	June 30, 2010	September 30, 2009

Line of credit borrowings	$1,650	$1,000
Subordinated promissory note	500	—
Total debt	2,150	1,000
Less current portion	1,733	1,000
Long-term debt, net of current portion	$417	$—

Line of Credit

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

At June 30, 2010, the Company had a balance outstanding under the credit line of $1.7 million which was repaid in July 2010.

Subordinated Promissory Note

In connection with the TMX Acquisition the Company issued a $500 subordinated promissory note payable to TMX.  The Note is subordinated to the Company’s primary lender (Silicon Valley Bank) and is payable quarterly over 12 consecutive calendar quarters beginning January 15, 2011, with interest at 1% per annum.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

7.	Stock Based Compensation

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options. Options granted during the nine months ended June 30, 2010 were issued at fair value:

	Shares Covered By Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Balance at September 30, 2009	1,470,207	$0.003 to $3.590	$0.91
Granted	753,500	1.120 to 1.390	1.21
Exercised	(5,999)	.90	0.90
Forfeited	(4,000)	1.060 to 3.590	2.96
Balance at June 30, 2010	2,213,708	$0.003 to $3.590	$1.01	9.00	$ 12

On March 19, 2010, the Company amended the Amended and Restated Stock Incentive Plan to increase the number of shares of common stock available for issuance to 2,400,000 shares from 2,000,000 shares.

8.	Comprehensive Income

Comprehensive income includes net income, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.

Comprehensive income was as follows:

	For the nine Months Ended June 30,
	2010	2009
Net income	$275	$561
Net change in foreign currency translation adjustment, net of tax of $-0-	(3)	(14)
Balance at end of period	$272	$547

9.	Net Income per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method.  The computation of diluted earnings per share does not include the effect of outstanding stock options and warrants that are anti-dilutive. The Company has excluded 652,250 and 1,942,455 of equity instruments from the calculation of diluted weighted average shares outstanding for the three months ended June 30, 2010 and 2009, respectively with exercise prices less than market values because these securities were anti-dilutive. The Company has excluded 618,750 and 1,942,455 of equity investments from the calculation on diluted weighted average shares outstanding for the nine months ended June 30, 2010 and 2009, respectively with exercise prices less than market values because these securities were anti-dilutive.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands, except share and per share data)

10.	Income Taxes

Income tax expense was $21 thousand and $11 thousand for the three months ended June 30, 2010 and 2009, respectively.  Income tax expense was $52 thousand and $31 thousand for the nine months ended June 30, 2010 and 2009, respectively.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

11.	Subsequent Event

On July 9, 2010, the Company acquired certain assets and assumed certain liabilities of e.magination Network, LLC, (“e.magination”) and e.magination IG, a web application development company located in Baltimore, MD.

The assets acquired include (i) substantially all the assets of e.magination (including $250,000 of net working capital) and (ii) all outstanding units of membership interest in e.magination’s wholly-owned subsidiary, e.magination IG, LLC.  The purchase price consisted of (i) cash of $2,650,000, (ii) contingent consideration of up to $675,000 payable quarterly in cash over 12 quarters beginning with the quarter ending September 30, 2010, with half of the earnout based on the achievement of quarterly revenue of $1,350,000 and half of the earnout based on the achievement of quarterly earnings from operations of $225,000, (iii) additional contingent consideration of up to $360,000 payable quarterly in cash over 12 quarters beginning with the quarter ending September 30, 2010 based on the achievement of quarterly earnings from operations of $300,000, and (iv) contingent consideration of up to $675,000 payable quarterly in Bridgeline common stock over four quarters beginning with the quarter ending December 31, 2012, with half of the earnout based on the achievement of quarterly revenue of $1,350,000 and half of the earnout based on the achievement of quarterly earnings from operations of $225,000. The contingent common stock is being issued currently and will be held in escrow pending the satisfaction the applicable earnout targets.  To the extent that both the quarterly revenue target and the quarterly earnings from operations target are not met in any particular quarter, both the quarterly cash earnout period and the quarterly common stock earnout period will be extended for up to four additional quarters.

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

Overview

Bridgeline is a developer of an award-winning web engagement management software suite and award-winning interactive technology solutions that help organizations optimize business processes.  Bridgeline’s  iAPPS® product suite combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

Bridgeline’s iAPPS® suite of software products are solutions that unifies web Content Management, web Analytics, eCommerce, and eMarketing capabilities deep within the website on web applications in which they reside; enabling business users to enhance and optimize the value of their web properties. Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s websites, intranets, extranets, portals and mission-critical web applications. The iAPPS® suite of software products are delivered through a SaaS (“Software as a Service”) business model, in which we deliver our software over the Internet while providing maintenance, daily technical operation and support. iAPPS® provides a flexible architecture so traditional perpetual licensing of our software is also available. iAPPS Content Manager was the recipient of the 2010 CODiE Award for the Best Web Content Management Solution globally.

The iAPPS® product suite flexible architecture allows customers to have the software delivered through a SaaS (“Software as a Service”) infrastructure, in which we deliver our software over the Internet while providing maintenance, daily technical operation and support for a monthly fee; or from a traditional perpetual license, in which we deliver our software onto a customer owned dedicated server for a onetime license fee and an annual maintenance fee.

Bridgeline’s team of Microsoft® Gold Certified developers specialize in end-to-end interactive technology solutions which include web design and web application development, usability engineering, SharePoint development, rich media development, search engine optimization and web application hosting management.

Customer Information

We had approximately 617 customers at June 30, 2010 compared with approximately 693 customers at June 30, 2009, a decrease of 11%.   Approximately 468 of the Company’s customers or 76% pay a monthly subscription fee or a monthly managed service hosting fee. Approximately 70% of our customers at June 30, 2009 continued to be revenue generating customers at June 30, 2010.

For the three months ended June 30, 2010, the Company had two customers that each represented 6% of total revenue.  For the three months ended June 30, 2009, the Company had three customers that represented 5%, 6% and 7% of total revenue, respectively.

For the nine months ended June 30, 2010 the Company had two customers that represented 5% and 8% of total revenue, respectively.  For the nine months ended June 30, 2009, the Company had two customers that each represented 6% of total revenue.

Results of Operations

The following table sets forth our results of operations for the three and nine month periods ended June 30, 2010 and June 30, 2009, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2010	2009	2010	2009

Revenue
Web application development services	$4,813	$5,172	$13,951	$15,846
% of total revenue	83%	86%	84%	85%
Managed service hosting	450	597	1,450	1,851
% of total revenue	8%	10%	9%	10%
Subscription and perpetual licenses	537	235	1,265	879
% of total revenue	9%	4%	7%	5%
Total Revenue	5,800	6,004	16,666	18,576

Cost of revenue
Web application development services	2,404	2,421	6,855	7,426
% of web application development services revenue	50%	47%	49%	47%
Managed service hosting	94	146	382	451
% of managed service hosting revenue	21%	24%	26%	24%
Subscription and perpetual licenses	178	136	478	406
% of subscription and perpetual license revenue	33%	58%	38%	46%
Total cost of revenue	2,676	2,703	7,715	8,283
Gross profit	3,124	3,301	8,951	10,293
Gross profit margin	53.9%	55.0%	53.7%	55.4%

Operating expenses
Sales and marketing	1,427	1,478	3,847	4,736
% of total revenue	25%	25%	23%	26%
General and administrative	1,045	979	3,246	3,048
% of total revenue	18%	16%	20%	16%
Research and development	259	336	584	971
% of total revenue	4%	6%	3%	5%
Depreciation and amortization	321	319	930	911
% of total revenue	6%	5%	6%	5%
Total operating expenses	3,052	3,112	8,607	9,666
% of total revenue	53%	52%	52%	52%
Income from operations	72	189	344	627
% of total revenue	1%	3%	2%	3%
Interest income (expense), net	(16)	—	(17)	(35)
Income before income taxes	56	189	327	592
Income taxes	21	11	52	31
Net income	$35	$178	$275	$561
% of total revenue	1%	3%	2%	3%

Adjusted EBITDA	$598	$768	$1,814	$2,232

Results of Operations for the three months ended June 30, 2010 compared to June 30, 2009.

Revenue

Our revenue is derived from three sources: (i) Web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.  Total revenue decreased $204 thousand or 3% to $5.800 million from $6.004 million for the three months ended June 30, 2010 compared with the same period of the prior year.

Web Application Development Services

Revenue from web application development services decreased $359 thousand, or 7% to $4.813 million from $5.172 million for the three months ended June 30, 2010 compared to the same period of 2009.  The decrease is attributable to the Company focusing its marketing and new business development towards more iAPPS® related opportunities.  In addition the decrease is attributable to general economic conditions which have resulted in a reduced level of spending from certain customers that generated revenue in the prior period.

Web application development services revenue as a percentage of total revenue decreased to 83% from 86% for the three months ended June 30, 2010 compared with the same period of 2009 as a result of the decrease in revenue.

Managed Service Hosting

Revenue from managed service hosting decreased $147 thousand, or 25% to $450 thousand from $597 for the three months ended June 30, 2010 compared with the same period in 2009.  The decrease is attributable to our focused marketing and new business development efforts in selling more iAPPS® related engagements.  Additionally, there has been some customer attrition as a result of our efforts to engage with larger organizations as opposed to some of our smaller customers obtained through previous acquisitions.

Managed services revenue as a percentage of total revenue decreased to 8% from 10% for the three months ended June 30, 2010 compared with the same period of 2009 as a result of the decrease in revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $302 thousand, or 129% to $537 thousand from $235 thousand for the three months ended June 30, 2010 compared with the same period of the prior year.  Subscription and perpetual license revenue as a percentage of total revenue increased to 9% from 4% for the three months ended June 30, 2010 compared with the same period in 2009.  The increase is due primarily to a higher amount of perpetual license revenue recognized in the current period as compared with the corresponding period of the prior year.

Cost of Revenue

Total cost of revenue decreased $27 thousand, or 1% to $2.676 million from $2.703 million for the three months ended June 30, 2010 compared with the same period of the prior year.

Cost of web application development services decreased $17 thousand, or 1% for the three months ended June 30, 2010 compared to the same period in 2009.  The cost of web application development services as a percentage of web application development services revenue increased to 50% from 47%, for the same three month comparative periods.  This decrease in margin results from a combination of lower web application development services revenue and higher direct labor costs to deliver such revenue.

Cost of managed service hosting decreased $52 thousand or 36% for the three months ended June 30, 2010, compared to the same period in 2009. The cost of managed services as a percentage of managed services revenue decreased to 21% from 24% for the same three month comparative periods. The decrease in the amount of managed service hosting costs is due to efforts initiated during the quarter ended December 31, 2009 to consolidate our network operation centers and reduce costs associated with having multiple hosting facilities. Since a portion of this cost is fixed cost related to our hosting environment, such costs will not decrease at the same rate as the related revenue.

Cost of subscription and perpetual licenses increased $42 thousand, or 31% for the three months ended June 30, 2010 compared to the same period in 2009.  The increase in the amount of subscription and perpetual license costs is primarily related to additional software development costs capitalized in prior periods which are now being amortized.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 33% from 58% for the same comparative three month periods.  The decrease as a percentage of revenue is due to a higher amount of subscription and perpetual license revenue during the current period as compared to the prior period.

Gross Profit

Gross profit decreased $177 thousand, or by 5%, for the three months ended June 30, 2010 compared with the same period of 2009.  Gross profit margin decreased to 53.9% from 55.0% for the same comparative three month periods.  The decrease in gross profit margin is attributable to a combination of lower revenue and higher costs as a percentage of revenue for web application development services to generate such revenue in the current period as compared with the corresponding period of the prior year.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses were relatively constant, decreasing $51 thousand, or 3% to $1.427 million from $1.478 million for the three months ended June 30, 2010 compared with the same period of the prior year.  Sales and marketing expenses represented 25% of total revenue for both comparable periods.

General and Administrative Expenses

General and administrative expenses increased $66 thousand, or 7% to $1.045 million from $979 thousand for the three month period ended June 30, 2010 compared with the same period of the prior year.  General and administrative expense represented 18% of revenue for the three months ended June 30, 2010 compared with 16% of revenue for the same comparative three month periods.  The increase in general and administrative expense is primarily due to professional fees and other costs related to our acquisitions of TMX and emagination in the amount of $153 thousand for the three month period ended June 30, 2010. All acquisition related costs are expensed as incurred.

Research and Development

Research and development expense decreased by $77 thousand, or 23% to $259 thousand from $336 thousand for the three months ended June 30, 2010 compared with the same period of the prior year, after capitalization of software development cost.  Capitalized software development costs were $59 thousand and $-0- for the three months ended June 30, 2010 and 2009, respectively. Had such cost not been capitalized, research and development expense would have been $318 thousand and $336 thousand for the three months ended June 30, 2010 and 2009, respectively.  The decrease  in cost relates to lower personnel costs for the three months ended June 30, 2010 as compared with the corresponding period of the prior year.

Depreciation and Amortization

Depreciation and amortization expense remained relatively constant, increasing by $2 thousand, or 1% to $321 thousand from $319 thousand for the three months ended June 30, 2010 compared with the same period of the prior year. Depreciation and amortization increased to 6% of revenue from 5% of revenue for the same comparable period. This increase in the amount of depreciation and amortization as a percentage of revenue resulted from lower revenue.

Income Tax Expense

Income tax expense was $21 thousand and $11 for the three month periods ended June 30, 2010 and 2009, respectively.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

Income from Operations

Income from operations decreased to $72 thousand from $189 thousand for the three months ended June 30, 2010 compared with the same period of the prior year.  The decrease in income from operations is the result of (i) lower revenue in the current period as compared with the same period of the prior year and (ii) the increase in professional fees and other costs related to our acquisitions of TMX and emagination in the amount of $153 thousand for the three month period ended June 30, 2010.

Results of Operations for the nine months ended June 30, 2010 compared to June 30, 2009.

Revenue

Total revenue decreased $1.9 million, or 10% to $16.666 million from $18.576 million for the nine months ended June 30, 2010 compared with the same period of the prior.

Web Application Development Services

Revenue from web application development services decreased $1.895 million, or 12% to $13.951 million from $15.846 million for the nine months ended June 30, 2010 compared to the same period of 2009.  The decrease is attributable to the Company focusing its marketing and new business development towards more iAPPS® related opportunities.  In addition the decrease is attributable to general economic conditions which have resulted in a reduced level of spending from certain customers that generated revenue in the prior period.

Web application development services revenue as a percentage of total revenue decreased to at 84% from 85% for the nine months ended June 30, 2010 compared with the same period of 2009 as a result of the decrease in revenue.

Managed Service Hosting

Revenue from managed service hosting decreased $401 thousand, or 22% to $1.450 million from $1.851 million for the nine months ended June 30, 2010 compared with the same period of the prior year.  The decrease is attributable to our focused marketing and new business development efforts in selling more iAPPS® related engagements.  Additionally, there has been some customer attrition as a result of our efforts to engage with larger organizations as opposed to some of our smaller customers obtained through previous acquisitions.

Managed services revenue as a percentage of total revenue decreased to 9% from 10% for the nine months ended June 30, 2010 compared with the same period of 2009 as a result of the decrease in revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $386 thousand, or 44% to $1.265 million from $879 thousand for the nine months ended June 30, 2010 compared with the same period of the prior year.  Subscription and perpetual license revenue as a percentage of total revenue increased to 7% from 5% for the nine months ended June 30, 2010 compared with the same period in 2009. The increase is due primarily to a higher amount of perpetual license revenue recognized in the current period as compared with the corresponding period of the prior year.

Cost of Revenue

Total cost of revenue decreased $568 thousand, or 7% to $7.715 million from $8.283 million for the nine months ended June 30, 2010 compared with the same period of the prior year.

Cost of web application development services decreased $571 thousand, or 8% for the nine months ended June 30, 2010 compared to the same period in 2009.  The cost of web application development services as a percentage of application development services revenue increased to 49% from 47%, for the same nine month comparative periods.  This decrease in margin results from a combination of lower web application development services revenue and higher direct labor costs to deliver such revenue.

Cost of managed service hosting decreased $69 thousand or 15% for the nine months ended June 30, 2010, compared to the same period in 2009. The cost of managed services as a percentage of managed services revenue increased to 26% from 24% for the same nine month comparative periods. The decrease in the amount of managed service hosting costs is due to efforts initiated during the quarter ended December 31, 2009 to consolidate our network operation centers and reduce costs associated with having multiple hosting facilities. Since a portion of this cost is fixed cost related to our hosting environment, such costs will not decrease at the same rate as the related revenue.

Cost of subscription and perpetual licenses increased $72 thousand, or 18% for the nine months ended June 30, 2010 compared to the same period in 2009.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 38% from 46% for the same comparative nine month periods.  The increase in the amount of subscription and perpetual license costs is primarily related to additional software development costs capitalized in prior periods which are now being amortized.  The decrease as a percentage of revenue is due to a higher amount of subscription and perpetual license revenue during the current period as compared to the prior period.

Gross Profit

Gross profit decreased $1.342 million, or by 13%, for the nine months ended June 30, 2010 compared with the same period of 2009.  Gross profit margin decreased to 53.7% from 55.4% for the same comparative nine month periods.  The decrease in gross profit margin is attributable to a combination of lower revenue and higher costs as a percentage of revenue for web application development services to generate such revenue in the current period as compared with the same period of the prior year.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $889 thousand, or 19% to $3.847 million from $4.736 million for the nine months ended June 30, 2010 compared with the same period of the prior year.  Sales and marketing expenses represented 23% of total revenue compared with 26% for the same comparative three month periods.  This decrease is primarily attributable to lower compensation costs related to lower revenue for the nine month period ended June 30, 2010 when compared with the same period of the prior year.

General and Administrative Expenses

General and administrative expenses increased $198 thousand, or 6% to $3.246 million from $3.048 million for the nine month period ended June 30, 2010 compared with the same period of the prior year.  General and administrative expense represented 20% of revenue compared with 16% of revenue for the same comparative nine month periods.  The increase in general and administrative expense is primarily due to professional fees and other costs related to our acquisitions of TMX and emagination in the amount of $160 thousand for the nine month period ended June 30, 2010. All acquisition related costs are expensed as incurred.

Research and Development

Research and development expense decreased by $387 thousand, or 40% to $584 thousand from $971 thousand for the nine months ended June 30, 2010 compared with the same period of the prior year, after capitalization of software development cost.  Capitalized software development costs were $345 thousand and $-0- for the nine months ended June 30, 2010 and 2009, respectively. Had such cost not been capitalized, research and development expense would have been $929 thousand and $971 thousand for the nine months ended June 30, 2010 and 2009, respectively.  The decrease in cost relates to lower personnel costs for the nine months ended June 30, 2010 as compared with the corresponding period of the prior year.

Depreciation and Amortization

Depreciation and amortization expense increased by $19 thousand, or 2% to $930 thousand from $911 thousand for the nine months ended June 30, 2010 compared with the same period of the prior year. Depreciation and amortization increased to 6% of revenue from 5% of revenue for the same comparable periods.  This increase in the amount of depreciation and amortization as a percentage of revenue resulted from lower revenue.

Income Tax Expense

Income tax expense was $52 thousand and $31 thousand for the nine month periods ended June 30, 2010 and 2009, respectively.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

Income from Operations

Income from operations decreased to $344 thousand from $627 thousand for the nine months ended June 30, 2010 compared with the same period of the prior year.  The decrease in income from operations is the result of (i) lower revenue in the current period as compared with the same period of the prior year and (ii) the increase in professional fees and other costs related to our acquisitions of TMX and emagination in the amount of $160 thousand for the nine month period ended June 30, 2010.

Adjusted EBITDA

We also measure our performance based on a non-GAAP measurement of earnings before interest, taxes, depreciation, and amortization and before stock compensation expense and impairment of goodwill and intangible assets (“Adjusted EBITDA”).  The following table reconciles net income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Net income	$35	$178	$275	$561
Taxes	21	11	52	31
Interest (income) expense, net	16	—	17	35
Amortization of intangible assets	148	142	431	376
Depreciation	195	202	566	604
EBITDA	$415	$533	$1,341	$1,607
Other amortization	69	54	186	162
Stock based compensation	114	181	287	463
Adjusted EBITDA	$598	$768	$1,814	$2,232

Adjusted EBITDA was $598 thousand for the three months ended June 30, 2010 compared with $768 thousand for the three months ended June 30, 2009, a decrease of $170 thousand, or 22%. The decrease in Adjusted EBITDA results primarily from a lower amount of net income for the current period as compared with the prior period.

Adjusted EBITDA was $1.814 million for the nine months ended June 30, 2010 compared with $2.232 million for the nine months ended June 30, 2009, a decrease of $418 thousand, or 19%. The decrease in Adjusted EBITDA results primarily from a lower amount of net income for the current period as compared with the prior period.

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

Liquidity and Capital Resources

Overview

Cash provided from operating activities was $1.719 million for the nine months ended June 30, 2010, compared to $2.018 million for the same period of the prior year.  This decrease in cash from operating activities is primarily attributable to lower net income in the nine months ended June 30, 2010 as compared with the corresponding period of the prior year.

Cash used in investing activities was $2.509 million for the nine months ended June 30, 2010 compared to $1.251 million for the same period of the prior year.  This amount included expenditures for equipment and improvements of $351 thousand for the nine months ended June 30, 2010  compared with $405 thousand in the same period of the prior year, and capitalized software development cost of $496 thousand in the nine months ended June 30, 2010  as compared with $-0- in the same period of the prior year. This amount also included net cash paid for the TMX acquisition of $415 thousand.  There were no acquisitions completed in the comparable period of the prior year. Contingent acquisition payments were $1.247 million for the nine month period ended June 30, 2010 compared with $846 thousand for the same period of the prior year.

Cash provided by financing activities was $594 thousand for the nine months ended June 30, 2010 compared with $165 thousand for the same period of the prior year.  The increase in cash provided by financing activities was attributable to borrowings (net of repayments) under the bank line of credit of $650 thousand for the nine months ended June 30, 2010  compared with $250 thousand for the corresponding period of the prior year.  At June 30, 2010, $1.7 million was outstanding under the bank credit line, which was repaid in July 2010.

For the fiscal year ended September 30, 2009 and for the nine months ended June 30, 2010, we generated net income.  Prior to this period we incurred annual losses since inception in 2000 and used significant amounts of cash to fund operations. As a result, at June 30, 2010, we had an accumulated deficit of approximately $15.3 million.

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

Contractual Obligations

We lease our facilities in the United States and India.  Other contractual obligations include (i) certain equipment acquired under capitalized lease agreements totaling $78 thousand that are in the process of expiring, (ii) a subordinated promissory note and contingent earnouts in the amount of $500 thousand and $456 thousand, respectively, related to the TMX Acquisition and (ii) contingent acquisition payments related to acquisitions completed prior to September 30, 2009 which are not recorded in the Company’s financial statements.  We have no contractual obligations extending beyond five years.

In connection with the TMX Acquisition on May 11, 2010, we entered into a four year lease of the former offices of TMX located in Conshohocken, Pennsylvania.  Annual rent for the first year under the lease is approximately $104 thousand.  Also, as discussed in Notes 4 and 6 to the June 30, 2010 unaudited interim consolidated financial statements, in connection with the TMX Acquisition, we issued (i) a subordinated promissory note in the amount of $500 thousand payable over three years beginning January 2011 with interest at 1% per annum and (ii) entered into an earnout in the adjusted amount of $456 thousand payable quarterly beginning with the quarter ended December 31, 2010.  Payment of the earnout is contingent on the achievement of revenue targets. Both the subordinated promissory note and the earnout have been recorded in the Company’s financial statements at June 30, 2010.

As discussed in Note 11 to the June 30, 2010 unaudited interim consolidated financial statements, subsequent to June 30, 2010, in connection with the e.magination acquisition, the Company entered into (i) an earnout in the amount of $1.035 million payable in cash beginning with the quarter ended September 30, 2010 based on the achievement of revenue and earnings targets and (ii) an earnout in the amount of $675 thousand payable quarterly in Bridgeline common stock beginning with the quarter ending December 31, 2012, based on the achievement of revenue and earnings targets.  These earnouts will be recorded in the Company’s financial statements at the acquisition date.

Critical Accounting Policies

These critical accounting policies and estimates by our management should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) that are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 29, 2009.  The Company believes that at June 30, 2009, there has been no material change to this information.

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

During the nine month period ended June 30, 2010, the carrying value of goodwill increased as a result of the TMX Acquisition (which included contingent earnout payments recorded at the time of the transaction) and the accrual of contingent acquisition payments related to acquisitions completed prior to September 30, 2009 (which are recorded as increases to goodwill as they are earned).  The Company is obligated to continue paying quarterly contingent acquisition payments to former owners of acquired companies in the amount of $1.7 million based on the achievement of certain predefined operating metrics. If such payments are earned they will be recorded as an increase to goodwill.  To the extent goodwill continues to increase as a result of such payments and to the extent there are unfavorable changes in assumptions used to determine the Company’s fair value (including a decline in the Company’s market capitalization), there can be no assurance that the Company will not have another impairment charge in the future.

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

As of June 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceedings that we believe are material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended June 30, 2010. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Contingent Consideration

No shares were issued in connection with contingent acquisition payments during the quarter ended June 30, 2010.

Other

During the fiscal quarter ended June 30, 2010, the Company granted 235,000 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.30 per share.

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

2.1
Asset Purchase Agreement, dated as of July 9, 2010, by and between Bridgeline Digital, Inc. and e.magination Network LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 15, 2010).

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

Bridgeline Digital, Inc.
(Registrant)

August 16, 2010	/s/ Thomas L. Massie
Date	Thomas L. Massie Chief Executive Officer (Principal Executive Officer)

August 16, 2010	/s/ Ronald M. Levenson
Date	Ronald M. Levenson Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

10.1	Agreement of Lease Between IMD Eleven Hundred East Hector Street LP and Spring Mill Conshohocken LP Collectively, as Landlord and Bridgeline Digital, Inc. as Tenant, dated May 11, 2010.

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	CEO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	CFO Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).