Form 10-K
period 2010-09-30
Bridgeline Digital, Inc.
filed 2010-12-29
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

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
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No  ☒

Indicate by check mark if the registrant in not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,426,440 based on the closing price of $1.28 of the issuer’s common stock, par value $.001 per share, as reported by the NASDAQ Stock Market on March 31, 2010.

On December 21, 2010, there were 12,188,208 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2011 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended September 30, 2010, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Forward Looking Statement
Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, or risks associated with our contracts with the U.S. federal government.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described herein and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Digital, Inc.

PART I

Item 1.   Business.

Overview

Bridgeline Digital is a developer of a unified web engagement management product suite named iAPPS® and award-winning interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS product suite combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

Bridgeline Digital’s iAPPS product suite provides solutions that deeply integrate web Content Management, eCommerce, eMarketing, and web Analytics capabilities within the mission critical website, on-line stores, intranets, extranets, or portals in which they reside; enabling business users to enhance and optimize the value of their web properties.  Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s rapidly changing web properties.

The iAPPS  product suite is delivered through a SaaS (“Software as a Service”) business model, in which we deliver our software over the Internet while providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s co-managed hosting facility.

In 2010, KM Magazine Editors selected iAPPS as the Trend Setting Product of the Year. iAPPS Content Manager won the 2010 Codie Award for the Best Content Management Solution Globally.

Bridgeline’s team of Microsoft® Gold Certified developers specialize in end-to-end interactive technology solutions which include digital strategy, user center design, web application development, SharePoint development, rich media development, search engine optimization and web application hosting management.

In 2010, B2B Interactive selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Highlights of Fiscal 2010

Highlights of fiscal 2010 include new product releases and acquisitions.

New Products and Enhancements

•	iAPPS Commerce® - In the first quarter of fiscal 2010, Bridgeline released iAPPS Commerce, which provides business users with a fully-functional, easy-to-use B2B and B2C eCommerce system.

•
iAPPS Marketier®  -  In the third quarter of fiscal 2010, Bridgeline released iAPPS Marketier, which provides marketing lifecycle management including customer transaction analysis, email management, surveys and polls, event registration and issue tracking to measure campaign return on investment.

•	iAPPS Version 4.5 - In the fourth quarter of fiscal 2010, Bridgeline released iAPPS version 4.5 providing multiple feature enhancements to iAPPS Commerce.

Acquisitions

•
During the fiscal year, we continued our geographic expansion strategy with the acquisition of two new companies:  TMX Interactive, Inc (“TMX”) and e.Magination network, LLC (“e.Magination”).  These acquisitions expand our footprint into the Philadelphia, Baltimore regions, and the federal government sector.

Products and Services

Products

iAPPS® Product Suite

The iAPPS product suite provides a unified common set of shared software modules that are critical to today’s mission critical web sites, on-line stores, intranets, extranets, and portals.   The iAPPS product suite empowers companies and developers to create websites and web applications with advanced business logic, state-of-the-art graphical user interfaces, and improved quality – all in a shorter timeframe with less coding than is typically required by comparable products.

The iAPPS product suite unifies web Content Management, web Analytics, eCommerce, and eMarketing capabilities deep within the website or web applications in which they reside, enabling customers to enhance and optimize the value of their web properties.  The iAPPS product suite includes:

•
iAPPS Content Manager  allows non-technical users to create, edit, and publish content via a browser-based interface. The advanced, easy-to-use interface allows businesses to keep content and promotions fresh - whether for a public commercial site or a company intranet. The iAPPS® Content Manager handles the presentation of content based on a sophisticated indexing and security scheme that includes management of front-end access to online applications. The system provides a robust library functionality to manage permissions, versions and organization of different content types, including multimedia files and images. Administrators are able to easily configure a simple or advanced workflow.  The system can accommodate the complexity of larger companies with strict regulatory policies. The iAPPS Content Manager is uniquely integrated and unified with iAPPS Analytics, iAPPS Commerce, and iAPPS Marketier; providing our customers with precise information,  more accurate results, expansion options, and stronger user adoption.

•
iAPPS Analytics provides the ability to manage, measure and optimize web presence by recording detailed events and subsequently mine data within a web application for statistical analysis. Our customers have access to information regarding where their visitors are coming from, what content and products their viewers are most interested in, and how they navigate through a particular web application. Through user-definable web reports, iAPPS  Analytics provides deep insight into areas like visitor usage, content access, age of content, actions taken, and event triggers, and reports on both client and server-side events. There are over 20 standard web reports that come with iAPPS Analytics.    iAPPS Analytics is uniquely integrated and unified with iAPPS Content Manager, iAPPS Commerce, and iAPPS Marketier; providing our customers with precise information, more accurate results, expansion options, and stronger user adoption.

•
iAPPS Commerce is an online B2B and B2C eCommerce solution that allows users to maximize and manage all aspects of their commerce initiatives. The customizable dashboard provides customers with a real-time overview of the performance of their online stores, such as sales trends, demographics, profit margins, inventory levels, inventory alerts, fulfillment deficiencies, average check out times, potential production issues, and delivery times. Commerce also provides backend access to payment and shipping gateways. In combining iAPPS  Commerce with Analytics and Marketier, our customers can take their commerce initiatives to a new level by personalizing their product offerings, improving their marketing effectiveness,  providing value-added services and cross selling additional products.  iAPPS Commerce is uniquely integrated and unified with iAPPS Analytics, iAPPS Content Manager, and iAPPS Marketier; providing our customers with precise information, more accurate results, expansion options, and stronger user adoption.

•
iAPPS Marketier is a marketing lifecycle management solution that includes customer transaction analysis, email management, surveys and polls, event registration and issue tracking to measure campaign return on investment and client satisfaction. Web site content and user profiling is leveraged to deliver targeted campaigns and stronger customer relationships. The email management features  provides comprehensive reporting capabilities including success rate, and recipient activity such as click-thrus and opt-outs.  iAPPS Marketier integrates with leading customer relationship management systems (CRM’s) such as Salesforce.com and leading ad banner engines such as Google.  iAPPS Marketier is uniquely integrated and unified with iAPPS Analytics, iAPPS Content Manager, and iAPPS Commerce; providing customers with precise information, more accurate results, expansion options, and stronger user adoption.

Subscription and Perpetual Licenses

Revenue from sales of both on-demand SaaS web tools and perpetual licenses is reported as Subscriptions and perpetual licenses in the accompanying consolidated financial statements.

Services

Web Application Development Services

Web Application development services address specific customer needs such as web design and web development, usability engineering, information architecture, rich media development, and search engine optimization. (“SEO”).  Application development engagements are often sold as part of a multiple element arrangement that includes our software products, hosting arrangements (i.e. Managed Service Hosting) that provide for the use of certain hardware and infrastructure at one of our co-managed network operating centers, or retained professional services subsequent to completion of the application development.

Usability Engineering

By integrating usability into traditional development life cycles, we believe our usability experts can significantly enhance a user experience.  Our usability professionals provide the following services:  usability audits, information architecture, process analysis and optimization, interface design and user testing.  Our systematic and user-centered approach to application development focuses on developing  applications that are intuitive, accessible, engaging, and effective. Our goal is to produce a net effect of increased traffic, improved visitor retention, increased user productivity, reduced user error, lower support cost, and reduced long-term development cost.

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

Rich Media Development

Traditional web sites or web applications use simple graphics, static images, mainstream text and picture formats.  As technologies advanced and internet speeds have dramatically improved, a new internet media referred to as Rich Media or Rich Internet Applications (RIA) has emerged.  RIA’s are web applications that integrate 3D animation, audio, and streaming video into the interface of a web site or web application.   RIA’s can change the way in which companies engage and interacts with customers and site visitors.  RIA’s can dramatically enhance a company’s identity, improve site stickiness, and provide increased response rates.  Bridgeline developers use AJAX, Flash, and JavaScript to deliver compelling RIA solutions.

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

Revenue from Managed Service Hosting

Revenue from Managed Service Hosting is reported as Managed service hosting in the accompanying consolidated financial statements

Sales and Marketing

Overview

Bridgeline employs a direct sales force and each sale takes on average 60 to 180 days to complete.  Our direct sales force focuses its efforts selling to medium-sized and large companies. These companies are generally categorized in the following vertical markets: (i) financial services, (ii) health services and life sciences, (iii) high technology, (software and hardware), (iv) professional sports (teams and individuals), (v) transportation and storage, (vi) associations and foundations and (vii) the U.S Government.

We have eight geographic locations in the United States with full-time professional direct sales personnel.  Our geographic locations are in the metropolitan Atlanta, Baltimore, Boston, Chicago, Denver, New York, Philadelphia and Virginia areas.

During fiscal 2010, we began to develop a reseller channel to supplement our direct sales force for our iAPPS Product Suite.  Resellers are generally located in territories where we do not have a direct sales force.

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

New customer acquisition

We identify target customers within our vertical expertise (financial services, association and foundations, health services and life sciences, high technology, transportation and storage, professional sports management, and U.S. Government). Our business development professionals develop an annual territory plan identifying various strategies to engage our target customers. These territory plans are updated every 60 days.

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

Acquisitions

Bridgeline plans to continue expanding its distribution of iAPPS and its interactive development capabilities throughout  North America through acquisitions.  Due to the nature of our sales process and delivery requirements, we believe local staff is required in order to maximize market-share results.

We believe the web application development market in North America is growing and fragmented. We believe  established yet small web application development companies have the ability to market, sell and install our iAPPS product suite in their local metropolitan markets. We believe these companies also have a .Net customer base and a niche presence in the local markets in which they operate. We believe there is an opportunity for us to acquire companies that specialize in web application development that are based in large North American cities in which we currently do not operate.  We also believe that we can continue to expand our customer base by completing in-market acquisitions in certain geographic locations where we already conduct business.  We believe that by acquiring certain of these companies and applying our business practices and efficiencies, we can accelerate our time to market of the iAPPS product suite.

We completed two acquisitions during the fiscal year ended September 30, 2010, as described below. We did not complete any acquisitions during the fiscal year ended September 30, 2009.

TMX Interactive, Inc.

On May 11, 2010, the Company acquired certain assets and assumed certain liabilities of TMX Interactive, Inc. (“TMX”), a Pennsylvania based web development company.  Consideration for the acquisition consisted of (i) $100 thousand in cash, (ii) the assumption of approximately $600 thousand of deferred revenue (iii) the issuance of an unsecured subordinated promissory note in the amount of $500 thousand payable over three years beginning January 2011 with interest at a rate of 1% per annum and (iv) contingent consideration of up to $383 thousand, (which reflects a post acquisition adjustment to the purchase price), payable in cash quarterly over the 12 consecutive calendar quarters beginning with the quarter ending December 31, 2010, and payable only upon on the achievement of quarterly revenue of $600 thousand by the Philadelphia business unit.

e.Magination network, LLC.

On July 9, 2010, the Company acquired certain assets and assumed certain liabilities of e.Magination network, LLC, ( “e.Magination”), a Baltimore, Maryland based web application development company, including the  acquisition of e.Magination’s wholly-owned subsidiary, e.Magination IG, LLC. Consideration consisted of (i) $2.65 million in cash, (ii) contingent consideration of up to $647 thousand (which reflects a post acquisition adjustment to the purchase price) payable quarterly in cash over 12 quarters beginning with the quarter ending September 30, 2010, with half of the earnout based on the achievement of quarterly revenue of $1.35 million and half of the earnout based on the achievement of quarterly earnings from operations of $225 thousand by the Maryland business unit, (iii) additional contingent consideration of up to $300 thousand (which reflects a post acquisition adjustment to the purchase price) payable quarterly in cash over 12 quarters beginning with the quarter ending September 30, 2010 based on the achievement of quarterly earnings from operations of $300 thousand by the Maryland business unit, and (iv) contingent consideration of up to $675 thousand payable quarterly in Bridgeline common stock over four quarters beginning with the quarter ending December 31, 2012, with half of the earnout based on the achievement of quarterly revenue of $1.35 million and half of the earnout based on the achievement of quarterly earnings from operations of $225 thousand by the Maryland business unit. The contingent common stock will be held in escrow pending the satisfaction of the applicable earnout targets. To the extent that both the quarterly revenue target and the quarterly earnings from operations target are not met in any particular quarter, both the quarterly cash earnout period and the quarterly common stock earnout period will be extended for up to four additional quarters.

Research and Development

We invested approximately $1.4 million in research and development activities for the year ended September 30, 2010, which included approximately $508 thousand in capitalized software costs.

We invested approximately $1.2 million in research and development for the year ended September 30, 2009, which included approximately $30 thousand of capitalized software costs.

Employees

We employed 166 employees worldwide as of September 30, 2010.  Substantially all of those employees are full time employees.

Customers

We primarily serve seven vertical markets that we believe have a history of investing in information technology enhancements and initiatives as follows:

•	Financial services
•	Associations and foundations
•	Health services and life sciences
•	High technology (software and hardware)
•	Transportation and storage
•	Professional sports (teams and individuals)
•	U.S. Government

We had 625 customers at September 30, 2010.  For the year ended September 30, 2010, no customer generated more than 10% of our revenue.  We will focus efforts to engage with customers that are aligned with the Company's core competencies and will continue to proactively end engagements with a number of smaller hosting customers obtained through previous acquisitions.

Competition

The markets for our products and services, including web engagement management software and web application development services are highly competitive, fragmented, and rapidly changing. Barriers to entry in such markets remain relatively low. The markets are significantly affected by new product introductions and other market activities of industry participants. With the introduction of new technologies and market entrants, we expect competition to persist and intensify in the future.

We believe that we compete adequately with others and distinguish ourselves from our competitors in a number of ways.  We believe that our competitors generally offer their web engagement management software without directly providing interactive technology development services.  In addition, our competitors that offer their web application software typically offer only single point of entry type products (such as only content management, only analytics, or only ecommerce) as compared to a unified approach offered with our iAPPS product suite.  Our ability to develop applications on multiple platforms and the existence of our own web engagement management software distinguishes us from our competition.  We also believe that our products have been designed for ease of use without substantial technical skills. Finally, we believe the iAPPS product suite has a lower cost of ownership than the solutions provided by most of our competitors.

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available upon request, on our website (www.bridgelinedigital.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Copies of the following are also available through our website on the “About Us Investors” page under the caption “Governance” and are available in print to any shareholder who requests it:

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

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

The weakness in the U.S. and international economies could negatively affect our business, results of operations, and financial condition.

The weakness in the U.S. and international economies have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets.

There could be a number of follow-on effects from these economic developments on our business, including decreased customer demand; decreased customer confidence; and insolvency of customers.  In addition, access to capital and financing may be an important aspect of our acquisition strategy.  If we do not have sufficient access to capital or obtain financing our future potential acquisitions may be at risk and we may be unable to execute our growth strategy. Any of these events, or any other events caused by the weakness in the U.S. and international economies, may have a material adverse effect on our business, operating results, and financial condition.

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

Our revenue and quarterly results may fluctuate, which could adversely affect our stock price.

We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include:

•	changes in demand for our products;
•	introduction, enhancement or announcement of products by us or our competitors;
•	market acceptance of our new products;
•	the growth rates of certain market segments in which we compete;
•	size and timing of significant orders;
•	budgeting cycles of customers;
•	mix of products and services sold;
•	changes in the level of operating expenses;

•	completion or announcement of acquisitions; and
•	general economic conditions in regions in which we conduct business.

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

We operate in a highly competitive marketplace and generally encounter intense competition to create and maintain demand for our services and to obtain service contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The market for our iAPPS® product suite (Content Manager, Analytics, eCommerce, Marketier) and web development services are competitive and rapidly changing.  Barriers to entry in such markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which may result in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

The web development/services market is highly fragmented with a large number of competitors and potential competitors.  Our prominent public company competitors are Open Text, Art Technology Group, Digital River, GSI Commerce, Adobe (Omniture) and Sapient. We face competition from customers and potential customers who develop their own applications internally. We also face competition from potential competitors that are substantially larger than we are and who have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer, and we could face product liability exposure.

We develop and sell complex web engagement management software which may contain undetected errors, or bugs. Such errors can be detected at any point in a product’s life cycle, but are frequently found after introduction of new software or enhancements to existing software. We continually introduce new products and new versions of our products. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects. If we detect any errors before we ship a product, we might have to delay product shipment for an extended period of time while we address the problem. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Therefore, it is possible that, despite our testing, errors may occur in our software. These errors could result in the following:

•	harm to our reputation;
•	lost sales;
•	delays in commercial release;
•	product liability claims;
•	contractual disputes;

•	negative publicity;
•	delays in or loss of market acceptance of our products;
•	license terminations or renegotiations; or
•	unexpected expenses and diversion of resources to remedy errors.

Furthermore, our customers may use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts, impact our reputation, or cause significant customer relations problems.

Technology and customer requirements evolve rapidly in our industry, and if we do not continue to develop new products and enhance our existing products in response to these changes, our business could suffer.

We will need to continue to enhance our products in order to maintain our competitive position. We may not be successful in developing and marketing enhancements to our products on a timely basis, and any enhancements we develop may not adequately address the changing needs of the marketplace. Overlaying the risks associated with our existing products and enhancements are ongoing technological developments and rapid changes in customer requirements. Our future success will depend upon our ability to develop and introduce in a timely manner new products that take advantage of technological advances and respond to new customer requirements. The development of new products is increasingly complex and uncertain, which increases the risk of delays. We may not be successful in developing new products and incorporating new technology on a timely basis, and any new products may not adequately address the changing needs of the marketplace. Failure to develop new products and product enhancements that meet market needs in a timely manner could have a material adverse effect on our business, financial condition and operating results.

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

Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including patents, are applied to software products. Although we do not believe that our products infringe on the rights of third parties, a third party may assert that our technology or technologies of entities we acquire violates its intellectual property rights. As the number of software products in our markets increases and the functionality of these products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

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

We are dependent on the efforts of our key management personnel. The loss of any of our key management personnel, or our inability to recruit and train additional key management and other personnel in a timely manner, could materially and adversely affect our business, operations and future prospects. We do not maintain a key man insurance policy covering any of our employees. In addition, in the event that Thomas Massie, our founder, Chairman and Chief Executive Officer, is terminated by us without cause, he is entitled to receive severance payments equal to three years’ total compensation, including bonus amounts.  In the event we are required to pay the severance payments to Mr. Massie, it could have a material adverse effect on our results of operations for the fiscal quarter and year in which such payments are made.

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

Our contracts and subcontracts with the U.S. federal government contain certain provisions that may be unfavorable to us and subject us to government audits, which could materially harm our business and results of operations.

Our contracts and subcontracts with the U.S. federal government subject us to certain risks and give the U.S. federal government rights and remedies not typically found in commercial contracts, including rights that allow the U.S. federal government to:

•	terminate contracts for convenience, in whole or in part, at any time and for any reason;
•	reduce or modify contracts or subcontracts if its requirements or budgetary constraints change;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable; and
•	claim certain rights in products provided by us.

Our subcontracts with prime contractors to the U.S. federal government do not contain a limitation of liability provision, creating a risk of responsibility for direct and consequential damages. Several of those subcontracts hold the prime contractor harmless against liability that stems from our work and do not contain a limitation of liability. These provisions could cause substantial liability for us, especially given the use to which our products may be put.

In addition, we are subject to audits by the U.S. federal government as part of routine audits of government contracts. As part of an audit, these agencies may review our performance on contracts, cost structures and compliance with applicable laws, regulations and standards. If any of our charges are found to be allocated improperly to a specific contract, the charges may not be reimbursed and any charges already reimbursed for such contract may have to be refunded. Accordingly, an audit could result in a material adjustment to our revenue and results of operations. Moreover, if an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with the government.

If any of the foregoing were to occur, or if the U.S. federal government or its prime contractors otherwise ceased doing business with us or decreased the amount of business with us, our business and operating results could be materially harmed and the value of your investment in our common stock could be impaired.

Some of our contracts with the U.S. federal government allow the use of inventions developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.

Some of our contracts allow the U.S. federal government rights to use, or have others use, intellectual property developed under those contracts on behalf of the government. Some of the contracts allow the federal government to disclose technical data without constraining the recipient in how that data is used. The ability of third parties to use intellectual property for government purposes creates the possibility that the government could attempt to establish additional sources for the products we provide that stem from these contracts. The potential that the government may release some of the technical data without constraint creates the possibility that third parties may be able to use this data to compete with us in the commercial sector.

As a contractor and subcontractor to the U.S. federal government, we are subject to extensive U.S. federal government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.

As a contractor and subcontractor to the U.S. federal government, we are subject to, and must comply with, various government regulations that impact our operating costs, profit margins and the internal organization and operation of our business.

Also, we need special clearances to continue working on and advancing certain of our projects with the U.S. federal government. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain the clearances or terminate employment with us, then a customer requiring classified work could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and employ personnel with specified types of security clearances. To the extent we are not able to obtain or retain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts.

Our failure to comply with applicable regulations, rules and approvals could result in the imposition of penalties, the loss of our government contracts or our suspension or debarment from contracting with the federal government generally, any of which would harm our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2.   Properties.

Our corporate office is located twelve miles north of Boston, Massachusetts at 10 Sixth Road, Woburn, Massachusetts 01801.  This office also houses our New England business unit. The following table lists our offices, all of which are leased:

Geographic Location	Address	Size
Atlanta, Georgia	5555 Triangle Parkway Norcross, Georgia 30092	8,547 square feet, professional office space
Baltimore, Maryland	6711 Columbia Gateway Dr. Baltimore, Maryland 21046	4,925 square feet, Professional office space
Bangalore, India	65 Bagmane Tech Park, C.V Raman Nagar Byrasandra, Corp Ward 83, Bangalore 560 052	6,000 square feet professional office space
Boston, Massachusetts	10 Sixth Road Woburn, Massachusetts 01801	9,335 square feet, professional office space
Chicago, Illinois	30 N. LaSalle Street, 20th Floor Chicago, IL 60602	4,880 square feet, professional office space
Denver, Colorado	410 17th Street, Suite 600 Denver, CO 80202	12,270 square feet, professional office space
Philadelphia, Pennsylvania	1100 East Hector Street Conshohocken, Pennsylvania	4,619 square feet Professional office space
New York, New York	104 West 40th Street New York, NY. 10018	4,400 square feet, professional office space
Virginia	4,300 Wilson Boulevard Arlington, VA 22203	4,801 square feet, professional office space

Item 3.   Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business.  As of September 30, 2010, Bridgeline was not engaged with any material legal proceedings, except as described below.

Bridgeline Digital, Inc vs. e.Magination network, LLC and its principal owner, Daniel Roche

On August 6, 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline seeks damages for accounts receivable allegedly collected by Mr. Roche and e.Magination and used to pay obligations of e.Magination and Mr. Roche (accounts receivable contractually belong to Bridgeline).  e.Magination and Mr. Roche have asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline has breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline.

Item 4.   Reserved

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Capital Market under the symbol BLIN.

Year Ended September 30, 2010	High	Low

Fourth Quarter	$ 1.25	$ 0.95
Third Quarter	$ 1.32	$ 1.01
Second Quarter	$ 1.61	$ 1.12
First Quarter	$ 1.33	$ 1.04

Year Ended September 30, 2009	High	Low

Fourth Quarter	$ 1.65	$ 0.80
Third Quarter	$ 1.79	$ 0.92
Second Quarter	$ 1.52	$ 0.36
First Quarter	$ 1.39	$ 0.50

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our shareholders in the near future. As of December 21, 2010, our common stock was held by approximately 1,151 shareholders. Most of the Company’s stock is held in street names through one or more nominees.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

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

Contingent Consideration related to Acquisitions

e.Magination network, LLC - In connection with the earnout provision of the acquisition agreement, we will issue 561,356 shares of common stock to be held in escrow as the contingent shares are earned pursuant to the terms of the acquisition agreement.

Options

During the fiscal quarter September 30, 2010, we granted 173,500 shares of common stock under our Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.06 per share.

The securities were issued exclusively to our directors, executive officers and employees.  The issuance of options and the shares of common stock issuable upon exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 6.   Selected Financial Data.

Not required

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, or risks associated with our contracts with the U.S. federal government.  These and other risks are more fully described herein and in our other filings with the Securities and Exchange Commission.

This section should be read in combination with the accompanying audited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview

Bridgeline Digital is a developer of a unified web engagement management product suite named iAPPS® and award-winning interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS® product suite combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

Bridgeline Digital’s iAPPS  product suite provides solutions that deeply integrate web Content Management, eCommerce, eMarketing, and web Analytics capabilities within the mission critical website, on-line stores, intranets, extranets, or portals in which they reside; enabling business users to enhance and optimize the value of their web properties.  Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s rapidly changing web properties.

The iAPPS  product suite is delivered through a SaaS (“Software as a Service”) business model, in which we deliver our software over the Internet while providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customers facility or Bridgeline’s co-managed hosting facility.

In 2010, KM Magazine Editors selected iAPPS as the Trend Setting Product of the Year. iAPPS Content Manager won the 2010 Codie Award for the Best Content Management Solution Globally.

Bridgeline’s team of Microsoft® Gold Certified developers specialize in end-to-end interactive technology solutions which include digital strategy, user center design, web application development, SharePoint development, rich media development, search engine optimization and web application hosting management.

In 2010, B2B Interactive selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States.

Sales and Marketing

Bridgeline employs a direct sales force and each sale typically takes on average 60 to 180 days to complete.  Our direct sales force focuses its efforts selling to medium to large companies.  These companies are generally categorized in the following vertical markets: (i) financial services, (ii) associations and foundations, (iii) health services and life sciences, (iv) high technology (software and hardware), (v) transportation and storage, (vi) professional sports (teams and individuals) and (vii) U.S. Government.

We have eight geographic locations in the United States with full-time professional direct sales personnel.  Our geographic locations are in the metropolitan Atlanta, Baltimore, Boston, Chicago, Denver, New York, Philadelphia and Virginia areas.

During fiscal 2010, we began to develop a reseller channel to supplement our direct sales force for our iAPPS product suite. Resellers are generally located in territories where we do not have a direct sales force.

Acquisitions

Bridgeline plans to continue expanding its distribution of iAPPS and its application development services throughout  North America through acquisitions.  Due to the individualized nature of our sales process and delivery requirements we believe local staff is required in order to maximize market-share results.

We believe the web application development market in North America is growing and fragmented. Established yet small application development companies have the ability to market, sell and install our iAPPS Framework and web application management software in their local metropolitan markets. These companies also have a customer base and a niche presence in the local markets in which they operate. There is an opportunity for us to acquire companies that specialize in web application development that are based in other large North American cities in which we currently do not operate.  We can continue to expand our customer base by completing acquisitions in geographic locations where we already conduct business.  By acquiring certain of these companies and applying our business practices and efficiencies, we can accelerate our time to market with our iAPPS product suite.

We completed two acquisitions during the fiscal year ended September 30, 2010, as described below.

TMX Interactive, Inc.

On May 11, 2010, the Company acquired certain and assets and assumed certain liabilities of TMX Interactive, Inc. (“TMX”), a Pennsylvania based web development company.  Consideration for the acquisition consisted of (i) $100 thousand in cash, (ii) the assumption of approximately $600 thousand of deferred revenue (iii) the issuance of an unsecured subordinated promissory note in the amount of $500 thousand payable over three years beginning January 2011 with interest at a rate of 1% per annum and (iv) contingent consideration of up to $383 thousand, (which reflects a post acquisition adjustment to the purchase price), payable in cash quarterly over the 12 consecutive calendar quarters beginning with the quarter ending December 31, 2010, and payable only upon on the achievement of quarterly revenue of $600 thousand by the Philadelphia business unit.

e.Magination network, LLC.

On July 9, 2010, the Company acquired certain assets and assumed certain liabilities of e.Magination network, LLC, (“e.Magination”), a Baltimore, Maryland based web application development company, including the  acquisition of e.Magination’s wholly-owned subsidiary, e.Magination IG, LLC. Consideration consisted of (i) $2.65 million in cash, (ii) contingent consideration of up to $647 thousand (which reflects a post acquisition adjustment to the purchase price) payable quarterly in cash over 12 quarters beginning with the quarter ending September 30, 2010, with half of the earnout based on the achievement of quarterly revenue of $1.35 million and half of the earnout based on the achievement of quarterly earnings from operations of $225 thousand by the Maryland business unit, (iii) additional contingent consideration of up to $300 thousand (which reflects a post acquisition adjustment to the purchase price) payable quarterly in cash over 12 quarters beginning with the quarter ending September 30, 2010 based on the achievement of quarterly earnings from operations of $300 thousand by the Maryland business unit, and (iv) contingent consideration of up to $675 thousand payable quarterly in Bridgeline common stock over four quarters beginning with the quarter ending December 31, 2012, with half of the earnout based on the achievement of quarterly revenue of $1.35 million and half of the earnout based on the achievement of quarterly earnings from operations of $225 thousand by the Maryland business unit. To the extent that both the quarterly revenue target and the quarterly earnings from operations target are not met in any particular quarter, both the quarterly cash earnout period and the quarterly common stock earnout period will be extended for up to four additional quarters.

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

Customer Information

We had 625 customers at September 30, 2010 and of these customers 468 or 75% paid us a recurring monthly subscription fee or a recurring monthly managed service fee.  Approximately 70% of our customers in fiscal 2009 continued to be revenue generating customers in fiscal 2010, demonstrating a deep customer traction model.

Additionally, in fiscal 2010, we focused our efforts on engaging with customers that are aligned with our core competencies and proactively ended our engagements with a number of smaller hosting customers we had obtained through previous acquisitions.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2010 (“fiscal 2010”) remained relatively consistent as compared with total revenue for the fiscal year ended September 30, 2009 (“fiscal 2009”).  Total revenue was $23.6 million for fiscal 2010 compared with $23.9 million for fiscal 2009, a decrease of 1%.  Loss from operations for fiscal 2010 was ($239) thousand compared with income from operations of $829 thousand for fiscal 2009.  We had a net loss for fiscal 2010 of ($377) thousand compared with net income of $758 thousand for fiscal 2009.  Loss per share for fiscal 2010 was ($0.03) compared with income per share of $0.07 for fiscal 2009.

The following items affected the results of operation for fiscal 2010 as compared with fiscal 2009:

•	We released iAPPS® Analytics in February 2009, iAPPS® Commerce in November 2009 and iAPPS® Marketier in May 2010
•	We completed two acquisitions in fiscal 2010 that are included in our results of operations from the date of acquisition.
■	We acquired TMX Interactive, Inc. (now Bridgeline Philadelphia) on May 11, 2010.
■	We acquired e.Magination network, LLC. (now Bridgeline Baltimore) on July 09, 2010.

RESULTS OF OPERATIONS
	Year Ended September 30,
(dollars in thousands)			$	%
	2010	2009	Change	Change

Revenue
Web application development services
iAPPS development services	$8,717	$7,964	$753	9%
% of total revenue	37%	33%
Other development services	11,134	12,308	(1,174)	(10%)
% of total revenue	47%	52%
Subtotal web application development services	19,851	20,272	(421)	(2%)
% of total revenue	84%	85%
Managed service hosting	1,931	2,202	(271)	(12%)
% of total revenue	8%	9%
Subscription and perpetual licenses	1,776	1,427	349	24%
% of total revenue	8%	6%
Total revenue	23,558	23,901	(343)	(1%)

Cost of revenue
Web application development services
iAPPS development cost	4,146	3,531	615	17%
% of iAPPS development revenue	48%	44%
Other development cost	5,875	5,891	(16)	–%
% of other development revenue	53%	48%
Subtotal web application development services	10,021	9,422	599	6%
% of Web application development services revenue	50%	46%
Managed service hosting	603	595	8	1%
% of managed service hosting	31%	27%
Subscription and perpetual licenses	583	516	67	13%
% of subscription and perpetual licenses revenue	33%	36%
Total cost of revenue	11,207	10,533	674	6%
Gross profit	12,351	13,368	(1,017)	(8%)
Gross profit margin	52.4%	55.9%

Operating expenses
Sales and marketing	5,962	6,192	(230)	(4%)
% of total revenue	25%	26%
General and administrative	4,416	4,001	415	10%
% of total revenue	19%	17%
Research and development	926	1,124	(198)	(18%)
% of total revenue	4%	5%
Depreciation and amortization	1,286	1,222	64	5%
% of total revenue	5%	5%
Total operating expenses	12,590	12,539	51	—%
% of total revenue	53%	52%

(Loss) income from operations	(239)	829	(1,068)	(129%)
Interest income (expense), net	(65)	(40)	(25)	63%
(Loss) income before income taxes	(304)	789	(1,093)	(139%)
Provision for income taxes	73	31	42	135%
Net (loss) income	$(377)	$758	$(1,135)	(150%)

Adjusted EBITDA	$1,859	$2,859	$(1,000)	(35%)

Revenue

Our revenue is derived from three sources: (i) web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.  Total revenue for fiscal 2010 remained relatively consistent as compared with total revenue for fiscal 2009.  Total revenue was $23.6 million for fiscal 2010 compared with $23.9 million for fiscal 2009, a decrease of 1%.  For fiscal 2010, one customer generated approximately 7% of total revenue and a second customer generated approximately 5% of total revenue.

Web Application Development Services

Web application development services revenue is comprised of iAPPS development related services and other development related services generated from non iAPPS customers. Revenue from total web application development decreased $421 thousand, or 2% to $19.9 million from $20.3 million for fiscal 2010 from fiscal 2009.  The overall decrease in application development services revenue is attributable to the Company focusing its marketing and new business development towards more iAPPS related opportunities.  In addition, the decrease is attributable to general economic conditions which resulted in a reduced level of spending from certain customers that generated revenue in the prior period.

Web application development services revenue as a percentage of total revenue decreased to 84% from 85% for fiscal 2010 compared with fiscal 2009 as a result of the decrease in revenue.  iAPPS related development services increased to 37% of revenue from 33% of revenue. Non iAPPS® application development services decreased to 47% of revenue from 52% of revenue.

iAPPS Development Services
Revenue from iAPPS® development services increased $753 thousand, or 9% to $8.7 million from $8.0 million for fiscal 2010 from 2009, respectively.  The Company’s focused effort on iAPPS related opportunities resulted in an increase in iAPPS related application development services revenue.

Development services
Revenue from non iAPPS development services decreased $1.2 million, or 10% to $11.1 million from $12.3 million for fiscal 2010 from fiscal 2009.

Managed Service Hosting

Revenue from managed service hosting decreased $271 thousand, or 12% to $1.9 million from $2.2 million for fiscal 2010 as compared with fiscal 2009.  The decrease is attributable to our efforts on engaging with customers that are aligned with our core competencies and proactively ending our engagements with a number of smaller hosting customers we had obtained through previous acquisitions.

Managed services revenue as a percentage of total revenue decreased to 8% from 9% for fiscal 2010 compared with fiscal 2009 as a result of the decrease in revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $349 thousand, or 24% to $1.8 million from $1.4 million for fiscal 2010 compared with fiscal 2009, respectively.  The increase is due primarily to a higher amount of perpetual license revenue recognized in fiscal 2010 as compared with fiscal 2009 combined with an increase in iAPPS SaaS deployments in fiscal 2010.

Subscription and perpetual license revenue as a percentage of total revenue increased to 8% from 6% for fiscal 2010 compared with fiscal 2009 as a result of the increase in subscription and perpetual license revenue.

Costs of Revenue

Total cost of revenue increased $674 thousand, or 6% to $11.2 million from $10.5 million for fiscal 2010 compared with fiscal 2009.

Cost of Web Application Development Services

Cost of web application development services increased $599 thousand, or 6% for fiscal 2010 compared to fiscal 2009.  The cost of web application development services as a percentage of application development services revenue increased to 50% from 46%, for fiscal 2010 compared to fiscal 2009, respectively.  This decrease in margin results from a combination of (i) the impact of lower margin application development services revenue from recently acquired companies and (ii) lower web application development services revenue.

iAPPS Development Services
Costs of iAPPS® development services increased $615 thousand, or 17% to $4.1 million from $3.5 million for fiscal 2010 from fiscal 2009.  This increase in costs is related to the increase in iAPPS related application development services revenue and higher direct labor costs.

Development services
Cost of non iAPPS development services remained constant at $5.9 million for fiscal 2010 and fiscal 2009.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $8 thousand or 1% for fiscal 2010 compared to fiscal 2009. The cost of managed services as a percentage of managed services revenue increased to 31% from 27% for fiscal 2010 compared to fiscal 2009, respectively. The decrease in the amount of managed service hosting costs is due to efforts initiated during the quarter ended December 31, 2009 to consolidate our network operation centers and reduce costs associated with having multiple hosting facilities. Since a portion of this cost is fixed cost related to our hosting environment, such costs will not decrease at the same rate as the related revenue. The decrease in margin results from lower managed service hosting revenue.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $67 thousand, or 13% for fiscal 2010 compared to fiscal 2009.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 33% from 36% for fiscal 2010 compared to fiscal 2009, respectively.  The increase in the amount of subscription and perpetual license costs is primarily related to additional software development costs capitalized in prior periods which are now being amortized.  The decrease as a percentage of revenue is due to higher subscription and perpetual license revenue during the current period as compared to the prior period.

Gross Profit Margin

Gross profit decreased $1 million, or 8% in fiscal 2010 as compared with fiscal 2009.  Gross profit margins decreased to 52.4% from 55.9% for fiscal 2010 compared to fiscal 2009, respectively.  This decrease results from (i) the impact of lower margin web application development services revenue from acquisitions (ii) lower web application development services revenue and (iii) focused efforts to engage with customers that are aligned with the Company’s core competencies and proactively ending engagements with a number of smaller customers obtained through previous acquisitions, some of which had high margins.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $230 thousand, or 4% to $6 million from $6.2 million for fiscal 2010 compared to fiscal 2009.  Sales and marketing expenses represented 25% of total revenue compared with 26% for fiscal 2010 compared to fiscal 2009, respectively.  This decrease is primarily attributable to lower compensation costs related to lower revenue for fiscal 2010 compared with fiscal 2009, offset by an increase (i) of $80 thousand of costs related to our acquisitions of TMX and e.Magination and (ii) $59 thousand related to the integration of our Cleveland, OH, office into our Chicago office.

General and Administrative Expenses

General and administrative expenses increased $415 thousand, or 10% to $4.4 million from $4.0 million for fiscal 2010 compared with fiscal 2009.  General and administrative expense represented 19% of revenue compared with 17% of revenue for the same comparative periods.  The increase in general and administrative expense is primarily due to (i) professional fees and other costs related to our acquisitions of TMX and e.Magination in the amount of $356 thousand and (ii) costs to implement Sarbanes – Oxley of $27 thousand for fiscal 2010. All acquisition related costs are expensed to the Company’s statement of operations as incurred.

Research and Development

Research and development expense decreased by $198 thousand, or 18% to $926 thousand from $1.1 million for fiscal 2010 compared with fiscal 2009, after capitalization of software development cost.  Capitalized software development costs were $508 thousand and $30 thousand for fiscal, 2010 and 2009, respectively. Had such costs not been capitalized, research and development expense would have been $1.4 million and $1.2 million for fiscal 2010 and 2009, respectively, an increase of $200 thousand.  The increase in cost relates to higher personnel costs for fiscal 2010 as compared with the corresponding period of the prior year as we continue to invest in enhancements for our iAPPS Product Suite.

Depreciation and Amortization

Depreciation and amortization expense increased by $64 thousand, or 5% to $1.3 million from $1.2 million for fiscal 2010 compared with fiscal 2009. Depreciation and amortization remained constant at 5% of revenue for both comparable periods.  This increase is primarily attributable to additional amortization expense for intangible assets resulting from acquisitions completed in fiscal 2010.

Income Taxes

Income tax expense was $73 thousand and $31 thousand for fiscal 2010 and fiscal 2009, respectively.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax asset at September 30, 2010 and 2009.

The Federal net operating loss (NOL) carryforward of approximately $2.9 million as of September 30, 2010 expires on various dates through 2027. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

Income (Loss) from Operations

The loss from operations was ($239) thousand for fiscal 2010, a decrease of $1.1 million from fiscal 2009.  This decrease is primarily due to (i) lower margin revenue from the two acquisitions, (ii) the proactive ending of the relationship with smaller hosting customers acquired through prior acquisitions, (iii) costs related to acquisitions in the amount of $436 thousand and (iv) cost related to the integration of our Cleveland office into our Chicago office in the amount of $59 thousand and (v) Sarbanes Oxley implementation costs of $27 thousand.

Adjusted EBITDA

We also measure our performance based on a non-GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation, and amortization and before stock compensation expense and impairment of goodwill and intangible assets (“Adjusted EBITDA”).

We believe this non-GAAP financial measure of Adjusted EBITDA is useful to management and investors in evaluating our operating performance for the periods presented and provides a tool for evaluating our ongoing operations.

Adjusted EBITDA, however, is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, other amortization and stock-based compensation, and therefore does not represent an accurate measure of profitability.  As a result, Adjusted EBITDA should be evaluated in conjunction with net income for a complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The following table reconciles net income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

	Year Ended September 30,
	2010	2009
Net (loss) income	$(377)	$758
Provision for income taxes	73	31
Interest (income) expense, net	65	40
Amortization of intangible assets	619	517
Depreciation	759	795
EBITDA	1,139	2,141
Other amortization	271	180
Stock-based compensation	449	538
Adjusted EBITDA	$1,859	$2,859

Adjusted EBITDA was $1.859 million for the year ended September 30, 2010 compared with $2.859 million for the year ended September 30, 2009, a decrease of $1.0 million, or 35%. The decrease in Adjusted EBITDA results primarily from a lower amount of net income for the current period as compared with the prior period and additional costs related to acquisitions.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $1.5 million for the year ended September 30, 2010, compared to $3.0 million for fiscal 2009.  This decrease in cash from operating activities is primarily attributable to lower net income for fiscal 2010 as compared with fiscal 2009.

Investing Activities

Cash used in investing activities was $5.5 million for the year ended September 30, 2010 compared to $1.7 million for fiscal 2009.  This amount included expenditures for equipment and improvements of $398 thousand for the year ended September 30, 2010 compared with $453 thousand for fiscal 2009, and capitalized software development costs of $508 thousand for the year ended September 30, 2010 as compared with $30 thousand in fiscal 2009.  Also included in investing activities for the twelve months ended September 30, 2010 was net cash paid for the TMX and e.Magination acquisitions of $3.1 million.  There were no acquisitions completed in fiscal 2009.  Contingent acquisition payments were $1.5 million for the year ended September 30, 2010 compared with $1.3 million for fiscal 2009.

Financing Activities

Cash provided by financing activities was $3.9 million for the year ended September 30, 2010 compared with cash used of ($105) thousand for fiscal 2009.  The increase in cash provided by financing activities was attributable to borrowings (net of repayments) under the bank line of credit of $4.0 million for the year ended September 30, 2010 compared with $-0- for fiscal 2009.  At September 30, 2010, $5.0 million was outstanding under the bank credit line, of which $2.2 million was repaid in October and November 2010.

Capital Resources and Liquidity Outlook

On March 31, 2010, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). The Loan Agreement provides for up to $5.0 million of revolving credit advances, of which $3.0 million may be used for acquisitions and up to $5.0 million may be used for working capital purposes.  The Loan Agreement has a two year term which expires on March 31, 2012.  Borrowings are limited to the lesser of (i) $5 million or (ii) 80% of eligible receivables as defined. In the event that the borrowing base formula results in less than $5.0 million in available borrowings, the Company can borrow up to $2.0 million in out of formula borrowings (provided such amount does not exceed $5.0 million) for specified periods of time. Borrowings bear interest at prime plus 1% or 1.25%, depending on the level of the adjusted EBITDA, as defined.  The Company pays an annual commitment fee of .50% and an unused fee of .25%.  The Company is also required to comply with certain financial and other covenants.  Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank which expired on March 31, 2010.

On October 29, 2010, the Company sold 1,000,000 shares of common stock at $1.00 per share for gross proceeds of $1,000,000 in a private placement. Net proceeds to the Company after offering expenses were approximately $857,000.  The placement agents also received a four year warrant exercisable for 64,000 shares of the Company’s common stock at a price equal to $1.45 per share.  In return for such warrants, the placement agents agreed to cancel certain outstanding warrants to purchase shares of the Company’s common stock previously issued to such placement agents to purchase 67,216 shares of the Company’s common stock at a price of $5.00 per share and 61,015 shares of the Company’s common stock at a price of $7.50 per share.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, other than our operating leases and contingent acquisition payments.

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

Contractual Obligations

We lease our facilities in the United States and India.  Other contractual obligations include (i) certain equipment acquired under capitalized lease agreements, (ii) a subordinated promissory note in the amount of $500 thousand payable quarterly over three years beginning January 2011 with interest at 1% per annum and contingent earnouts of $383 thousand payable quarterly based on achievement of revenue targets beginning with the quarter ended December 31, 2010, respectively, related to the TMX Acquisition, (iii) contingent earnouts in the amount of $947 thousand payable in cash beginning with the quarter ended September 30, 2010 based on the achievement of revenue and earnings targets and $675 thousand payable in Bridgeline common stock beginning with the quarter ending December 31, 2012 based on the achievement of revenue and earnings targets, in connection with the e.Magination acquisition, (iv) contingent acquisition payments for prior acquisitions of $643 thousand payable through FY14 and (v) potential contingent acquisition payments related to acquisitions completed prior to September 30, 2009 which are not recorded in the Company’s financial statements in the maximum amount of $1.3 million payable quarterly through FY13. We have no contractual obligations extending beyond six years or FY2016.

The following summarizes our long-term contractual obligations as of September 30, 2010:

	For the Year Ending September 30,
(in thousands)	2011	2012	2013	2014	2015	2016	Total
Payment obligations by year
Bank line of credit	$2,350	$2,650	$—	$—	$—	$—	$5,000
Debt (inc. interest)	130	170	168	42	—	—	510
Capital leases	50	11	—	—	—	—	61
Operating leases (a)	1,220	918	638	413	204	92	3,485
Contingent acquisition payments (b)	900	441	473	159	—	—	1,973
Contingent acquisition payments (c)	660	585	83	—	—	—	1,328
Total	$5,310	$4,775	$1,362	$614	$204	$92	$12,357

(a) Net of sublease income
(b)  The contingent acquisition payments are maximum potential earn-out consideration payable to former owners of acquired companies. Amounts actually paid may be less. Contingent acquisition payments do not include $675 thousand of potential common stock issuable upon achievement of certain revenue and earnings targets, which has been recorded.

(c) Potential contingent acquisition payments related to acquisitions completed prior to September 30, 2009 and not currently recorded. Contingent payments will be recorded when and if earned.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Consolidated Financial Statements, that were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  Effective for interim and annual periods ending after September 15, 2009, The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (the “Codification”) became the single source of authoritative nongovernmental US GAAP.  The Company adopted the Codification during the quarter ending September 30, 2009. The adoption had no effect on the Company’s consolidated financial statements.

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

Revenue Recognition

Overview

We enter into arrangements to sell web application development services (professional services), software licenses or combinations thereof.  Revenue is categorized into (i) web Application Development Services (ii) Managed Service Hosting, and (iii) Subscriptions and Perpetual Licenses.

We recognize revenue as required by the Revenue Recognition Topic of the Codification.  Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred or the services have been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is reasonably assured. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

During fiscal 2010, we began to develop a reseller channel to supplement our direct sales force for our iAPPS Product Suite.  Resellers are generally located in territories where we do not have a direct sales force.  Customers generally sign a license agreement directly with us. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

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

Web application development services also include retained professional services contracted for on an “on call” basis or for a certain amount of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis.   For retained professional services sold on a stand-alone basis we recognize revenue as the services are delivered or over the term of the contractual retainer period.  These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

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

Subscriptions and Perpetual Licenses

The Company licenses its software on a perpetual and subscription basis. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period.  For arrangements that consist of a perpetual license and post-customer support (“PCS”), the PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized on a residual basis and is included with subscription and perpetual license revenue.  Under the residual method, the fair value of the undelivered elements are deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met.  Revenue recognition for perpetual licenses sold as part of a multiple element arrangement is described further below under the caption “Multiple Element Arrangements.”

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

Multiple Element Arrangements

As described above, application development services are often sold as part of multiple element arrangements.  Such arrangements may include delivery of a perpetual license for the Company’s software products at the commencement of an application development services engagement or delivery of retained professional services, hosting services and/or subscriptions subsequent to completion of such engagement, or combinations thereof.  In accounting for these multiple element arrangements, we follow either ASC Topic 605-985 Revenue Recognition Software or ASC Topic 605-25 Revenue Recognition Multiple Element Arrangements, as applicable. As described further below, the Company has concluded that each element can be treated as a separate unit of accounting when following ASC Topic 605-25.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides amendments to certain paragraphs of previously issued ASC Subtopic 605-25 – Revenue Recognition: Multiple-Deliverable Revenue Arrangements. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  As permitted by the ASC, the Company adopted ASU 2009-13 on a retrospective basis. This adoption had no impact on previously reported financial information.

When the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes application development services and PCS, vendor-specific objective evidence of fair value (“VSOE”) of each element is considered.  VSOE is established for PCS and is based on the price of PCS when sold separately, which has been established via annual renewal rates.  Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis.  The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with ASC Topic 605-985, when perpetual licenses are sold in a multiple element arrangements including application development services where VSOE for the services has not been established, the license revenue is deferred and recognized under the proportional performance model along with the associated application development services.

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

When subscription arrangements are sold with application development services, the Company follows ASC Topic 605-25 Revenue Recognition Multiple Element Arrangements and has concluded that each element can be treated as a separate unit of accounting.  In determining separability, the timing of the commencement of the subscription period to the services delivery is considered.

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

Customer Payment Terms

Payment terms with customers typically require payment 30 days from invoice date. Payment terms may vary by customer but generally do not exceed 45 days from invoice date.  Invoicing for web application development services are either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoicing for subscriptions and hosting are typically issued monthly and are generally due in the month of service.

Our agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise concerns over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

Warranty

Certain arrangements include a warranty period which is generally 30 days from the completion of work. In hosting arrangements, we provide warranties of up-time reliability. We continue to monitor the conditions that are subject to the warranties to identify if a warranty claim may arise. If we determine that a warranty claim is probable, then any related cost to satisfy the warranty obligation is estimated and accrued. Warranty claims to date have been immaterial.

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

Accounting for Goodwill and Intangible Assets

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired.  For the years ended September 30, 2010 and 2009, the Company did not record a goodwill impairment charge.

At September 30, 2010 (the date of the most recent test), the fair value exceeded the carrying value by 17%.  This margin was based on a weighting applied to four different valuation methods which result in fair values ranging from $22.5 million to $28.2 million before the weightings were applied.  Had the four methodologies been weighted differently, the percentage by which the fair value exceeded the carrying value may have been larger.

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

Management placed significant weight of 75% on its evaluation on the fair value derived using the Market Approach–Direct Market Capitalization Method. Management allocated a higher weighting to this method because it is based upon quoted prices of the Company’s common stock.  The key assumption included in Market Approach–Direct Market Capitalization Method was a control premium of 65%. This control premium was based on an analysis of control premiums from a study of guideline merger and acquisition transactions which was corroborated by an analysis of potential synergies which could be realized by a market participant in an acquisition transaction.

While there are inherent limitations in any valuation, we believe that placing a significant weighting of 75% on the Market Approach–Direct Market Capitalization is more objective than the other methods which are more assumption based.  The 25% weighting on three other methods, which included the Discounted Cash Flow Method, the Guideline Public Company Method and the Guideline Transaction Method, supported the valuation based on the Market Approach–Direct Market Capitalization.  We believe the most significant change in circumstances that could affect the key assumptions in our valuation is a significant reduction in our stock price.

During the twelve month period ended September 30, 2010, the carrying value of goodwill increased as a result of the acquisitions of TMX  and e.Magination (both of which included contingent earnout payments recorded at the time of the transaction) and the accrual of contingent acquisition payments related to acquisitions completed prior to September 30, 2009 (which are recorded as increases to goodwill as they are earned but not currently recorded).  The Company is obligated to continue paying quarterly contingent acquisition payments to former owners of acquired companies in the amount of $1.3 million based on the achievement of certain predefined operating metrics. If such payments are earned they will be recorded as an increase to goodwill.  To the extent goodwill continues to increase as a result of such payments and to the extent there are unfavorable changes in assumptions used to determine the Company’s fair value (including a decline in the Company’s market capitalization), there can be no assurance that the Company will not have another impairment charge in the future.

Accounting for Stock-Based Compensation

At September 30, 2010, we maintained two stock-based compensation plans more fully described in Note 10 to the Consolidated Financial Statements.

The Company accounts for stock compensation awards in accordance with the Compensation-Stock Compensation Topic of the Codification.  Share-based payments (to the extent they are compensatory) are recognized in our consolidated statements of operations based on their fair values.

We recognize stock-based compensation expense for share-based payments issued or assumed after October 1, 2006 that are expected to vest on a straight-line basis over the service period of the award, which is generally three years.  We recognize the fair value of the unvested portion of share-based payments granted prior to October 1, 2006 over the remaining service period, net of estimated forfeitures.  In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rate and reduce the expense over the recognition period. Estimated forfeiture rates are updated for actual forfeitures quarterly.  We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate.  Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ.  In addition, to the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest, and such true-ups could materially affect our operating results.

We estimate the fair value of employee stock options using the Black-Scholes-Merton option valuation model.  The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options.  The risk-free interest rate assumption we use is based upon United States treasury interest rates appropriate for the expected life of the awards.  We use the historical volatility of our publicly traded options in order to estimate future stock price trends.  In order to determine the estimated period of time that we expect employees to hold their stock options, we use historical trends of employee turnovers.  Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

We record deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Stock Options Activity (Repricing Plan)

In October 2008, the Board of Directors approved the Repricing Plan which affected approximately 1.6 million shares.  The effect of the modification was to adjust the exercise price of the applicable options to the fair value of the underlying common stock on the date of modification.  In addition, the vesting period on the applicable options was reset to the standard three year term set forth in our incentive stock option plan.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bridgeline Digital, Inc:

We have audited the consolidated balance sheet of Bridgeline Digital, Inc. (the “Company”) as of September 30, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgeline Digital, Inc. as of September 30, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

December 29, 2010
Boston, Massachusetts

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bridgeline Digital, Inc:

We have audited the consolidated balance sheet of Bridgeline Digital, Inc. (formerly Bridgeline Software, Inc.) (the “Company”) as of September 30, 2009, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgeline Digital, Inc. as of September 30, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/UHY LLP

December 28, 2009
Boston, Massachusetts

BRIDGELINE DIGITAL, INC.
CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share and per share data)

ASSETS
	September 30,
	2010	2009

Current assets:
Cash and cash equivalents	$3,045	3,060
Accounts receivable and unbilled receivables, net	3,929	3,468
Prepaid expenses and other current assets	351	320
Total current assets	7,325	6,848
Equipment and improvements, net	1,171	1,448
Intangible assets, net	2,292	1,490
Goodwill	20,036	13,899
Other assets	900	570
Total assets	$31,724	$24,255

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,270	$714
Accrued liabilities	1,024	786
Accrued earnouts, current	900	408
Debt, current	2,475	1,000
Capital lease obligations, current	50	77
Deferred revenue	899	890
Total current liabilities	6,618	3,875
Accrued earnouts, net of current portion	1,073	—
Long term debt, net of current portion	3,025	—
Capital lease obligations, net of current portion	11	62
Other long term liabilities	341	414
Total liabilities	11,068	4,351

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;	—	—
none issued and outstanding
Common stock -$0.001 par value; 20,000,000 shares authorized;	11	11
11,188,208 and 11,182,209 shares issued and outstanding,
respectively
Additional paid-in capital	36,749	35,620
Accumulated deficit	(15,988)	(15,611)
Accumulated other comprehensive loss	(116)	(116)
Total stockholders’ equity	20,656	19,904
Total liabilities and stockholders’ equity	$31,724	$24,255

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except share and per share data)

	Year Ended September 30,
	2010	2009
Revenue:
Web application development services	$19,851	$20,272
Managed service hosting	1,931	2,202
Subscription and perpetual licenses	1,776	1,427
Total revenue	23,558	23,901
Cost of revenue:
Web application development services	10,021	9,422
Managed service hosting	603	595
Subscription and perpetual licenses	583	516
Total cost of revenue	11,207	10,533
Gross profit	12,351	13,368
Operating expenses:
Sales and marketing	5,962	6,192
General and administrative	4,416	4,001
Research and development	926	1,124
Depreciation and amortization	1,286	1,222
Total operating expenses	12,590	12,539
(Loss) income from operations	(239)	829
Interest income (expense) net	(65)	(40)
(Loss) income before income taxes	(304)	789
Provison for income taxes	73	31
Net (loss) income	$(377)	$758

Net (loss) income per share:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.07
Number of weighted average shares:
Basic	11,186,187	11,008,879
Diluted	11,186,187	11,272,190

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (Dollars in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
		Par	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income (Loss)	Equity
Balance at September 30, 2008	10,665,533	$11	$34,647	$(16,369)	$(99)	$18,190
Stock-based compensation expense	—	—	538	—	—	538
Issuance of common stock	516,676	—	435	—	—	435
and options for earnouts						—
Comprehensive income						—
Net income	—	—	—	758	—	758
Foreign currency translation	—	—	—	—	(17)	(17)
adjustment						—
Total comprehensive income	—	—	—	758	(17)	741
Balance at September 30, 2009	11,182,209	11	35,620	(15,611)	(116)	19,904
Stock-based compensation expense	—	—	449	—	—	449
Exercise of stock options	5,999	—	5	—	—	5
Common stock to be issued
in connection with acquisition (see Note 5)	—	—	675	—	—	675
Comprehensive loss
Net (loss)	—	—	—	(377)	—	(377)
Foreign currency translation	—	—	—	—	—	—
adjustment						—
Total comprehensive (loss)	—	—	—	(377)	—	(377)
Balance at September 30, 2010	11,188,208	$11	$36,749	$(15,988)	$(116)	$20,656

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	Year Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(377)	$758
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of intangible assets	619	517
Depreciation	759	795
Other amortization	271	180
Stock-based compensation	449	538
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	429	1,771
Prepaid expenses and other assets	(64)	181
Accounts payable and accrued liabilities	187	(1,518)
Deferred revenue	(656)	(286)
Other liabilities	(73)	64
Total adjustments	1,921	2,242
Net cash provided by operating activities	1,544	3,000
Cash flows from investing activities:
Equipment and improvements	(398)	(453)
Software development	(508)	(30)
Acquisitions, net of cash acquired	(3,100)	—
Contingent acquisition payments	(1,480)	(1,250)
Net cash used in investing activities	(5,486)	(1,733)
Cash flows from financing activities:
Borrowings from bank line of credit	9,650	4,250
Payments on bank line of credit	(5,650)	(4,250)
Proceeds from exercise of employee stock options	5	—
Principal payments on capital leases	(78)	(105)
Net cash provided by (used in) financing activities	3,927	(105)
Net (decrease) increase in cash and cash equivalents	(15)	1,162
Effect of exchange rate changes on cash and cash equivalents	—	(13)
Cash and cash equivalents at beginning of period	3,060	1,911
Cash and cash equivalents at end of period	$3,045	$3,060
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$73	$59
Income taxes	$138	$133
Non cash activities:
Equipment and other assets included in accounts payable	$33	$31
Accrued contingent consideration (earnouts)	$1,973	$408
Issuance of subordinated promissory note for acquisition	$500	$—
Issuance of common stock for contingent acquisition payments (earnouts)	$—	$435
Common stock to be issued in connection with acquisition	$675	—

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, Inc. (“Bridgeline” or the “Company”), a Delaware corporation, is a developer of a unified web engagement management product suite named iAPPS® and award-winning interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS® product suite combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

Bridgeline’s iAPPS product suite provides solutions that deeply integrate web Content Management, eCommerce, eMarketing, and web Analytics capabilities within the mission critical website, on-line stores, intranets, extranets, or portals in which they reside; enabling business users to enhance and optimize the value of their web properties.  Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s rapidly changing web properties.

Locations

The Company’s corporate office is located north of Boston, Massachusetts.  The Company maintains regional offices serving the following geographical locations: Atlanta, GA; Baltimore, MD; Boston, MA; Chicago, IL; Denver, CO; New York, NY; Philadelphia, PA; and Virginia.  The Company has two wholly-owned subsidiaries, e.magination IG, LLC, located in Maryland and Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

Other Information

On March 19, 2010, the Company changed its name to Bridgeline Digital, Inc. from Bridgeline Software, Inc.  On March 31, 2010, the Company’s wholly-owned subsidiary changed its name to Bridgeline Digital Pvt., Ltd from Bridgeline Software Pvt., Ltd.  The Company’s stock is traded on the NASDAQ Capital Market under the symbol BLIN.  On March 23, 2010, the Company changed its trading symbol to BLIN from BLSW in connection with the Company name change. The Company maintains its website at www.bridgelinedigital.com.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain amounts from the prior period financial statements have been reclassified to conform to the current presentation.

Effective for interim and annual periods ending after September 15, 2009, The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (the “Codification” or “ASC”) became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“US GAAP”).  The Company adopted the Codification during the quarter ending September 30, 2009. The adoption had no effect on the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these financial statements are the valuation of accounts receivable and long-term assets, including intangibles, goodwill and deferred tax assets, stock-based

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

compensation, amounts of revenue to be recognized on service contracts in progress, unbilled receivables, and deferred revenue. Actual results could differ from these estimates under different assumptions or conditions.

The complexity of the estimation process and factors relating to assumptions, risks and uncertainties inherent with the use of the proportional performance model affect the amount of revenue and related expenses reported in the Company’s financial statements. Internal and external factors can affect the Company’s estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturity of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risk, Significant Customers, and Off-Balance Sheet Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company’s cash is maintained with what management believes to be a high-credit quality financial institution.  At times, deposits held at this bank may exceed the federally insured limits.  Management believes that the financial institutions that hold the Company’s deposits are financially sound and have minimal credit risk. Risks associated with cash and cash equivalents are mitigated by the Company’s investment policy, which limits the Company’s investing of excess cash into only money market mutual funds.

The Company extends credit to customers on an unsecured basis in the normal course of business.  Management performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit when deemed necessary.  Accounts receivable are carried at original invoice less an estimate for doubtful accounts based on a review of all outstanding amounts. The Company did not have any customers that contributed greater than 10% of revenue for the fiscal years ended September 30, 2010 and 2009, respectively.

The Company has no significant off-balance sheets risks such as foreign exchange contracts, interest rate swaps, option contracts or other foreign hedging agreements.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. For all customers, the Company recognizes allowances for doubtful accounts based on the length of time that the receivables are past due, current business environment and its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The Company did not have any customers that had an accounts receivable balance of greater than 10% of total accounts receivable at September 30, 2010 and 2009.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Equipment and Improvements

The components of equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the lease term.  Repairs and maintenance costs are expensed as incurred.

Internal Use Software

Cost incurred in the preliminary stages of development are expensed as incurred.  Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing.  The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality.  Capitalized costs are recorded as part of equipment and improvements. Training costs are expenses as incurred.  Internal use software is amortized on a straight-line basis over its estimated useful life, generally three years.

Research and Development and Software Development Costs

Costs for research and development of a product to sell, lease or otherwise market are charged to operations as incurred until technological feasibility has been established.  Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on the Company’s product development process, technological feasibility is established upon completion of a working model.

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements.  The Company capitalized $508 thousand and $30 thousand of costs in fiscal 2010 and fiscal 2009, respectively.

Intangible Assets

All intangible assets have finite lives and are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method as follows:

Description	Estimated Useful Life
Developed and core technology	3 years
Non-compete agreements	3 years
Customer relationships	5 - 6 years
Trademarks and trade names	10 years

Business Combinations

During the year ended September 30, 2010 (“fiscal 2010”), the Company adopted ASC 805, Business Combinations, which revised the accounting guidance required to apply to acquisitions in comparison to prior fiscal years. The principles are similar to the previous guidance, as goodwill is recognized separately from the assets acquired and the liabilities assumed.  Under the new guidance, the assets acquired and the liabilities assumed are measured at fair value at the acquisition date instead of relying on a cost allocation method per the original guidance.  While the Company uses its best judgment to assign fair value, estimates are subject to refinement.  The refinement period is one year from acquisition date. Adjustments are recorded to the assets required and liabilities assumed, with the corresponding offset to goodwill.  Any subsequent adjustments made after the one year refinement period are charged to the consolidated statement of operations.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As a result of adopting the revised accounting guidance provided by ASC 805 as of the beginning of fiscal 2010, certain of the Company’s policies differ when accounting for acquisitions prior to fiscal 2010, including the following:

•	The direct transaction costs associated with the business combination are expensed as incurred (prior to fiscal 2010, direct transaction costs were included as part of the purchase price);
•
The costs to exit or restructure certain activities of an acquired company are accounted for separately ( prior to fiscal 2010, these exit and restructuring costs were included as a part of the assumed liabilities when calculating the purchase price);

•
Any adjustments to estimates associated with income tax valuation allowances or uncertain tax positions after the measurement period are generally recognized as income tax expense (prior to fiscal 2010, any such adjustment was generally included a part of the purchase price allocation indefinitely).

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

The Company evaluates goodwill for impairment on an annual basis during the fourth quarter of each fiscal year. The goodwill impairment test consists of two steps. First, the estimated fair value of the reporting unit is compared to its carrying amount.  Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is estimated by allocating the estimated fair value of the reporting unit in a manner similar to a purchase price allocation.

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

For all acquisitions completed before September 30, 2009, the Company records contingent consideration as additional purchase price and goodwill when earned.  Such contingent consideration is unrelated to continuing employment with the Company and meets all other relevant criteria. Upon the adoption of ASC 805, during fiscal 2010, for acquisitions completed after October 1, 2009, the Company records contingent consideration payments as additional purchase price and goodwill at the acquisition date. Any adjustment made after the one year refinement period will be charged to the consolidated statement of operations.

The Company did not recognize any goodwill impairment charges in fiscal 2010 or fiscal 2009.

Valuation of Long-Lived Assets

The Company periodically reviews its long-lived assets, which consist primarily of property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may exceed their fair value. Recoverability of these assets is assessed using a number of factors including operating results, business plans, budgets, economic projections and undiscounted cash flows.

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. As of September 30, 2010, the

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Company did not identify any events or changes in circumstances that indicate that these assets might be impaired. The Company did not recognize any intangible asset impairment charges in fiscal 2010 or fiscal 2009.

Deferred Revenue

Deferred revenue includes post customer support (“PCS”) and services billed in advance.  PCS revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratably over the term of the maintenance contract, generally 12 months.  Payments made for PCS fees are generally made in advance and are nonrefundable.  Revenue from consulting and training services is recognized as the related services are performed, using a proportional performance model.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, bank line of credit and senior notes payable approximate their fair value because of the short-term maturity of these instruments and the variable interest rates on the bank line of credit. Based on rates available to the Company at September 30, 2010 and 2009, respectively, for loans with similar terms, the carrying values of capital lease obligations approximate their fair value.

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment it operates or the reporting currency of the Company, the U.S. dollar.  The Company has determined that the functional currency of its Indian subsidiary is the Rupee.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recorded as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net losses for fiscal 2010 were less than $1 thousand.  The Company recorded foreign currency translation net losses of $17 thousand for fiscal 2009.

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

During fiscal 2010, the Company began to develop a reseller channel to supplement its direct sales force for its iAPPS Product Suite.  Resellers are generally located in territories where the Company does not have a direct sales force.  Customers generally sign a license agreement directly with the Company. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

BRIDGELINE DIGITAL, INC.
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

Web application development services also include retained professional services contracted for on an “on call” basis or for a certain amount of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis.   For retained professional services sold on a stand-alone basis we recognize revenue as the services are delivered or over the term of the contractual retainer period.  These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

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

Subscriptions and Perpetual Licenses

The Company licenses its software on a perpetual and subscription basis. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period.  For arrangements that consist of a perpetual license and post-customer support (“PCS”), the PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized on a residual basis and is included with subscription and perpetual license revenue.  Under the residual method, the fair value of the undelivered elements are deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met.  Revenue recognition for perpetual licenses sold as part of a multiple element arrangement is described further below under the caption “Multiple Element Arrangements.”

BRIDGELINE DIGITAL, INC.
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

Multiple Element Arrangements

As described above, application development services are often sold as part of multiple element arrangements.  Such arrangements may include delivery of a perpetual license for the Company’s software products at the commencement of an application development services engagement or delivery of retained professional services, hosting services and/or subscriptions subsequent to completion of such engagement, or combinations thereof.  In accounting for these multiple element arrangements, we follow either ASC Topic 605-985 Revenue Recognition Software or ASC Topic 605-25 Revenue Recognition Multiple Element Arrangements, as applicable. As described further below, the Company has concluded that each element can be treated as a separate unit of accounting when following ASC Topic 605-25.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides amendments to certain paragraphs of previously issued ASC Subtopic 605-25 – Revenue Recognition: Multiple-Deliverable Revenue Arrangements. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  As permitted by the ASC, the Company adopted ASU 2009-13 on a retrospective basis. This adoption had no impact on previously reported financial information.

When the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes application development services and PCS, vendor-specific objective evidence of fair value (“VSOE”) of each element is considered.  VSOE is established for PCS and is based on the price of PCS when sold separately, which has been established via annual renewal rates.  Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis.  The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with ASC Topic 605-985, when perpetual licenses are sold in a multiple element arrangements including application development services where VSOE for the services has not been established, the license revenue is deferred and recognized under the proportional performance model along with the associated application development services.

In determining VSOE for the application development services element, the separability of the application development services from the software license and the value of the services when sold on a standalone basis is considered.  The Company also considers the categorization of the services, the timing of when the services contract was signed in relation to the signing of the perpetual license contract and delivery of the software, and whether the services can be performed by others.  The Company has concluded that its application development services are not required for the customer to use the product but, rather enhance the benefits that the software can bring to the customer.  In addition, the services provided do not result in significant customization or modification of the software and are not essential to its functionality, and can also be performed by the customer or a third party.  If an application development services arrangement does qualify for separate accounting, the Company recognizes the perpetual license on a residual basis.  If an application development services arrangement does not qualify for separate accounting, the Company recognizes the perpetual license under the proportional performance model as described above.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

When subscription arrangements are sold with application development services, the Company follows ASC Topic 605-25 Revenue Recognition Multiple Element Arrangements and has concluded that each element can be treated as a separate unit of accounting.  In determining separability, the timing of the commencement of the subscription period to the services delivery is considered.

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

Warranty

Certain arrangements include a warranty period, which is generally 30 days from the completion of work. In hosting arrangements, we provide warranties of up-time reliability. We continue to monitor the conditions that are subject to the warranties to identify if a warranty claim may arise. If we determine that a warranty claim is probable, then any related cost to satisfy the warranty obligation is estimated and accrued. Warranty claims to date have been immaterial.

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

Valuation of Options and Warrants Issued to Non-Employees

The Company measures expense for non-employee stock-based compensation and the estimated fair value of options exchanged in business combinations and warrants issued for services using the fair value method for services received or the equity instruments issued, whichever is more readily measured.  The Company estimated the fair value of stock options issued to non-employees using the Black-Scholes Merton option valuation model.

The Company estimated the fair value of common stock warrants issued to non-employees using the binomial options pricing model. The Company evaluates common stock warrants as they are issued to determine whether they should be classified as an equity instrument or a liability. Those warrants that are classified as a liability are carried at fair value at each reporting date, with changes in their fair value recorded in other income (expense) in the consolidated statements of operation.

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $578 thousand and $302 thousand for fiscal 2010 and 2009, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. The Company is not

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2010 or fiscal 2009.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company provides for reserves for potential payments of taxes to various tax authorities related to uncertain tax positions.  Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities.  Interest and penalties associated with uncertain tax positions are included in the provision for income taxes.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be permanent investments.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss and foreign currency translation adjustments.

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

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	September 30,
	2010	2009
Accounts receivable	$3,854	$3,399
Unbilled receivables	361	349
Subtotal	4,215	3,748
Allowance for doubtful accounts	(286)	(280)
Accounts receivable and unbilled receivables, net	$3,929	$3,468

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

4.   Equipment and Improvements

Equipment and improvements consists of the following:

	September 30,
	2010	2009
Furniture and fixtures	$860	$647
Purchased software	795	731
Computers and peripherals	1,759	1,556
Leasehold improvements	587	585
Total cost	4,001	3,519
Less accumulated depreciation	(2,830)	(2,071)
Equipment and improvements, net	$1,171	$1,448

Included above are assets acquired under capitalized leases of $511 thousand at both September 30, 2010 and 2009, respectively, with accumulated depreciation thereon of $470 thousand and $442 thousand, respectively.

5. Acquisitions

TMX Interactive, Inc.

On May 11, 2010, the Company acquired certain assets and assumed certain liabilities of TMX Interactive, Inc. (“TMX”), a Pennsylvania based web development company.  Consideration for the acquisition consisted of (i) $100 thousand in cash, (ii) the assumption of approximately $600 thousand of deferred revenue (iii) the issuance of an unsecured subordinated promissory note in the amount of $500 thousand payable over three years beginning January 2011 with interest at a rate of 1% per annum and (iv) contingent consideration of up to $383 thousand (which reflects a post acquisition adjustment to the purchase price), payable in cash quarterly over the 12 consecutive calendar quarters beginning with the quarter ending December 31, 2010, based on the achievement of quarterly revenue of $600 thousand of the Philadelpia business unit.

e.Magination network, LLC.

On July 9, 2010, the Company acquired certain assets and assumed certain liabilities of e.Magination network, LLC, and e.Magination IG (combined “e.Magination”), a Baltimore, Maryland based web application development company. Consideration consisted of (i) $2.65 million in cash, (ii) contingent consideration of up to $647 thousand (which reflects a post acquisition adjustment to the purchase price) payable quarterly in cash over 12 quarters beginning with the quarter ending September 30, 2010, with half of the earnout based on the achievement of quarterly revenue of $1.35 million and half of the earnout based on the achievement of quarterly earnings from operations of $225 thousand by the Maryland business unit, (iii) additional contingent consideration of up to $300 thousand (which reflects a post acquisition adjustment to the purchase price) payable quarterly in cash over 12 quarters beginning with the quarter ending September 30, 2010 based on the achievement of quarterly earnings from operations of $300 thousand by the Maryland business unit, and (iv) contingent consideration of up to $675 thousand payable quarterly in Bridgeline common stock over four quarters beginning with the quarter ending December 31, 2012, with half of the earnout based on the achievement of quarterly revenue of $1.35 million and half of the earnout based on the achievement of quarterly earnings from operations of $225 thousand of the Maryland business unit.  The contingent common stock will be held in escrow pending the satisfaction of the applicable earnout targets. To the extent that both the quarterly revenue target and the quarterly earnings from operations target are not met in any particular quarter, both the quarterly cash earnout period and the quarterly common stock earnout period will be extended for up to four additional quarters.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

TMX and e.Magination Net Assets Acquired

The estimated fair value of net assets acquired from the acquisitions of TMX and e.Magination are summarized as follows:

Net assets acquired:	Amount
Cash	$3
Other current assets	889
Equipment	51
Other assets	60
Intangible assets	1,420
Goodwill	4,421
Total assets	6,844
Current liabilities	1,590
Total liabilities assumed	1,590
Net assets acquired	$5,254

Purchase price:
Cash paid	$2,750
Promissory note issued	500
Contingent earnouts – payable in cash	1,329
Contingent earnouts – payable in common stock	675
Total purchase price	$5,254

Of the $1.4 thousand in intangible assets, $910 thousand was assigned to customer relationships with an average useful life of five years, $360 thousand was assigned to customer relationships with an average estimated life of six years, and $150 thousand was assigned to non-compete agreements with an average estimated life of three years.

Other acquisition related payments made by the Company consisted of the following:

Amount
Other acquisition related payments:
Payment of rent related to prior periods	$59
Payment of employee related liabilities	37
Payment of seller transactions costs	70
Payoff of line of credit	187
Total	$353

The following unaudited pro forma financial information reflects the combined results of operations for Bridgeline for the years ended September 30, 2010 and 2009, respectively, including certain adjustments, as if the acquisitions had occurred on October 1, 2008.  This information does not necessarily reflect the results of operation that would have occurred had the acquisition taken place at the beginning of the period, and is not necessarily indicative of the results which may be obtained in the future.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Unaudited Pro forma information is as follows:

	Year Ended September 30,
	2010	2009

Total revenue	$28,873	$32,724
Net (loss)	(1,591)	(1,333)
Net (loss) per share
Basic	$(0.14)	$(0.12)
Diluted	$(0.14)	$(0.12)
Number of weighted average shares
Basic	11,186,187	11,008,879
Diluted	11,186,187	11,008,879

6.   Intangible Assets

Intangible Assets

Changes in the carrying amount of intangible assets is as follows:

	At September 30, 2010
	Gross	Accumulated	Net
	Asset	Amortization	Amount
Intangible assets:
Domain and trade names	$26	$(26)	$—
Customer related & non-compete agreements	4,034	(1,772)	2,262
Acquired software	362	(332)	30
Total intangible assets	$4,422	$(2,130)	$2,292

	At September 30, 2009
	Gross	Accumulated	Net
	Asset	Amortization	Amount
Intangible assets:
Domain and trade names	$26	$(26)	$—
Customer related & non-compete agreements (a)	2,613	(1,242)	1,371
Acquired software	362	(243)	119
Total intangible assets	$3,001	$(1,511)	$1,490

(a)	Reflects $973 thousand purchase price allocation adjustment resulting from final valuation

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Total amortization expense related to intangible assets for the years ended September 30, 2010 and 2009 follows:

	September 30,
Amortization expense charged to:	2010	2009

Cost of revenue	$89	$90
Operating expense	530	427
Total	$619	$517

The estimated amortization expense for fiscal years 2011, 2012, 2013, 2014, 2015 and thereafter is $768 thousand, $682 thousand, $371 thousand, $242 thousand and $229 thousand, respectively.

7.  Goodwill

Changes in the carrying amount of goodwill follows:

	September 30,
	2010	2009

Balance at beginning of period	$13,899	$10,725
Acquisitions	4,421	—
Contingent acquisition payments	1,716	1,765
Purchase price allocation adjustments	—	1,409
Balance at end of period	$20,036	$13,899

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

8.   Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,
	2010	2009
Compensation and benefits	$582	$374
Deferred rent	190	149
Professional fees	187	176
Subcontractors	50	24
Other	15	63
Total	$1,024	$786

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

9.   Debt

Debt consists of the following:

	September 30,
	2010	2009
Line of credit borrowings	$5,000	$1,000
Subordinated promissory note	500	—
Total debt	$5,500	$1,000
Less current portion	$(2,475)	(1,000)
Long term debt, net of current portion	$3,025	$—

Line of Credit

In September 2008, the Company entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”) that provided for a revolving working capital line of credit of up to the lesser of (i) $1.25 million and (ii) 80% of eligible accounts receivable, subject to specified adjustments. Borrowings under the credit line were due in September 2009 and subject to interest at prime plus 1.0%. Borrowings were secured by all of the Company’s accounts receivable, investment property and financial assets.

In December 2008, the Company amended its Loan and Security Agreement with SVB( the “Amendment”). The Amendment extended the term of the SVB Agreement to December 28, 2009 and increased availability under the credit line to the lesser of (i) $3.0 million and (ii) 80% of eligible accounts receivable, subject to specified adjustments.  Borrowings were subject to interest at prime plus 2.0%, with a minimum interest rate of 8.0% and were secured by all of the Company’s assets.  At September 30, 2009, the Company had an outstanding balance under the credit line of $1 million at 8% (prime was 3.25%) which was repaid in October 2009. The Company obtained an extension of this Amendment to March 31, 2010.

In March 2010, the Company entered into an Amended and Restated Loan and Security Agreement with SVB (the “Loan Agreement”). The Loan Agreement has a two year term which expires on March 31, 2012. The Loan Agreement provides for up to $5 million of revolving credit advances, of which $3.0 million may be used for acquisitions and up to $5.0 million may be used for working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. In the event that the borrowing base formula results in less than $5 million in available borrowing, the Company can borrow up to $2.0 million in out of formula borrowings (provided such amount does not exceed $5 million) for specified periods of time.   Borrowings bear interest at SVB’s prime plus 1.00% or 1.25%, depending on the level of the adjusted EBITDA, as defined.  The Company pays an annual commitment fee of 0.50% and an unused fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial and performance covenants.  The Loan Agreement replaced the Company’s prior credit facility with SVB, which expired on March 31, 2010. At September 30, 2010, the Company had an outstanding balance under the credit line of $5.0 million at 5.25% (SVB’s prime rate was 4.00%), of which $2.2 million was repaid in October 2010 and November 2010.

Subordinated Promissory Note

In May 2010, in connection with the acquisition of TMX, the Company issued a $500 thousand subordinated promissory note (“the Note”) payable to TMX.  The Note is subordinated to the Company’s primary lender (Silicon Valley Bank) and is payable in twelve quarterly installments of $42 thousand, plus interest at 1%, with the first payment due on January 15, 2011. The Note may be paid in whole or in part at any time without discount, premium, or penalty.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of September 30, 2010, the Company had the following minimum debt obligation payments remaining:

Year Ending September 30,	Amount
2011	$2,475
2012	2,817
2013	167
2014	41
2015	—
Total	$5,500

Capital Lease Obligations

Capital lease obligations consists of the following:

	September 30,
	2010	2009
Capital lease obligations	$61	$139
Less: Current portion	(50)	(77)
Capital lease obligations	$11	$62

As of September 30, 2010, the Company had no minimum lease payments remaining under capitalized lease obligations due after September 30, 2012. Future minimum lease payments consist of $61 thousand due in FY2011 and $11 thousand due in FY2012.

10.   Commitments and Contingencies

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business.  As of September 30, 2010, Bridgeline was not engaged with any material legal proceedings, except as described below.

Bridgeline Digital, Inc vs. e.magination network, LLC and its principal owner, Daniel Roche

In August 2010, Bridgeline initiated a lawsuit against e.magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline seeks damages for accounts receivable allegedly collected by Mr. Roche and e.magination and used to pay obligations of e.magination and Mr. Roche (accounts receivable contractually belong to Bridgeline).  e.magination and Mr. Roche have asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline has breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline.

Operating Lease Commitments

The Company maintains its executive offices in Woburn, Massachusetts and operating offices in several locations throughout the United States and India.  Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2010 were as follows:

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Year Ending September 30,	Amount
2011	$1,259
2012	938
2013	638
2014	413
2015 and thereafter	296
Total	$3,544

Rent expense for fiscal 2010 and 2009 was approximately $1.3 million for each fiscal year, exclusive of sublease income of $54 thousand for both fiscal 2010 and 2009.  In March 2010, the Company entered into a sublease for a portion of the excess office space located in Denver. The sublease expires in March 2015.

Other Commitments, Guarantees, and Indemnification Obligations

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2010.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2010 and 2009, respectively, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

11.   Shareholder’s Equity

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. At September 30, 2010, the Company maintained two stock option plans.

Amended and Restated Stock Incentive Plan

Effective March 19, 2010, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 2.4 million shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

contractors and advisors of the Company.   Options granted under the Plan may be granted with contractual lives of up to ten years. There were 2,338,286 options outstanding reserved under the Plan as of September 30, 2010 and 54,295 shares available for future issuance.

2001 Lead Dog Stock Option Plan

In connection with the Company’s merger with Lead Dog in February 2002, the Company assumed Lead Dog’s 2001 Stock Option Plan (the “Lead Dog Plan”). Options under the Lead Dog Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the shares on the date of grant. There were 7,419 options reserved for issuance under the Lead Dog Plan as of September 30, 2010.  The Company does not plan to issue any more options under the Lead Dog Plan.

Common Stock Warrants

In 2006, the Company issued 280,000 warrants to note holders of Senior Secured Notes issued in a private placement (which have been repaid) (the “Debt Warrants”) and issued 112,000 warrants to the underwriters of the debt offering (the “Underwriter’s Debt Warrants”).  The Debt Warrants are exercisable into shares of the Company’s common stock at $0.001 per share any time within five years from the date of grant. The Underwriter’s Debt Warrants are exercisable at $5.00 per share any time within five years from the grant date provided, however, that no such exercise could take place prior to the earlier of the date of an initial public offering or April 21, 2008. The costs of the both the Debt Warrants and the Underwriter’s Debt Warrants were fully amortized over the term of the Senior Notes.  As of September 30, 2010, (i) 240,000 Debt Warrants have been exercised and 40,000 Debt Warrants are outstanding, and (ii) 112,000 Underwriter’s Debt Warrants are outstanding.

In July 2007, the Company issued 150,000 warrants to the underwriter’s of the Company’s initial public offering (the “IPO Warrants”).  Each IPO Warrant has an exercise price of $7.50 and can be exercised at any time from January 2008 through July 2012.  The Company recorded the grant date fair value of these IPO Warrants using an option valuation model directly to additional paid in capital as part of the costs of the initial public offering.  At September 30, 2010, there were 150,000 IPO Warrants outstanding.

Effective October1, 2009, the Company changed its method of accounting for its common stock warrants to comply with the guidance in ASC 815-40-15 “Derivatives and Hedging” (formerly Emerging Issues Task force EITF 07-05).  ASC 815-40-15  requires many common stock awards that were previously treated as equity to be accounted for as liabilities due to certain features with downside ratchet provisions that are not considered indexed to a company’s stock.  The Company evaluated its common stock warrants to determine whether they should be classified as an equity instrument or a liability and made the determination that its common stock warrants should be classified as liabilities; however, the fair value of the related liability was immaterial. Accordingly, no adjustment was needed.

Subsequent to the adoption of AC 815-40-15, the common stock warrants are carried at fair value at each reporting date, with changes in their fair value recorded in other income (expense) in the consolidated statements of operation. The Company estimates the fair value of common stock warrants issued to non-employees using a binomial options pricing model. As of September 30, 2010, the change in fair value of the common stock warrants was immaterial for all interim periods since the date of adoption and no adjustment to income(loss) was recorded in the consolidated statements of operations for the year ended September 30, 2010.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Option and Warrant Activity and Outstanding Shares

A summary of combined option and warrant activity follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2008	1,728,691	$3.06	307,000	$5.49
Granted	1,917,989	0.90	—	—
Exercised	—	—	(5,000)	0.00
Forfeited or expired	(2,176,473)	2.55	—	—
Outstanding, September 30, 2009	1,470,207	0.91	302,000	5.58
Granted	1,002,000	1.17	—	—
Exercised	(5,999)	0.90	—	—
Forfeited or expired	(120,503)	1.12	—	—
Outstanding, September 30, 2010	2,345,705	$1.01	302,000	$5.58

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

There were 5,999 options exercised during the year ended September 30, 2010, with an intrinsic value of $0.90 per share. There were no options exercised during the year ended September 30, 2009. The intrinsic value of the warrants exercised during the year ended September 30, 2009 was $4 thousand, or $0.88 per share.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

A summary of the status of Bridgeline’s nonvested shares is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at September 30, 2009	1,454,371	$0.91
Granted	1,002,000	1.17
Vested	(502,328)	0.91
Forfeited	(120,503)	1.12
Nonvested at September 30, 2010	1,833,540	$1.04

Price ranges of outstanding and exercisable options as of September 30, 2010 are summarized below:

Outstanding Options			Exercisable Options
		Weighted
		Average	Number
	Number	Remaining	of	Aggregate
Exercise	of	Contractual	Options	Intrinsic
Price	Options	Life (Years)	Exercisable	Value (1)
$0.01	6,667	2.00	6,667	$8
0.36	3,219	1.41	3,219	3
0.64	45,000	8.37	15,000	9
0.75	43,332	8.30	15,321	7
0.81	19,500	8.29	6,498	3
0.90	1,183,537	8.03	415,290	133
1.04	100,000	9.87	—	—
1.05	25,000	9.85	—	—
1.06	120,167	8.54	40,053	6
1.07	4,200	1.41	4,200	1
1.09	32,500	9.84	—	—
1.12	365,000	9.24	—	—
1.14	10,000	9.90	—	—
1.20	20,000	9.27	—	—
1.22	10,000	8.05	3,334	—
1.24	10,000	8.05	—	—
1.25	25,000	8.05	—	—
1.29	70,000	8.07	—	—
1.30	225,000	8.07	—	—
1.39	25,000	8.08	—	—
2.50	2,333	7.53	2,333	—
$3.00	250	3.75	250	—
	2,345,705	8.19	512,165	$170

(1)
The aggregate intrinsic value was calculated based on the gross difference between the Company’s closing stock price on the last day of trading of fiscal 2010 of $1.22 and the exercise prices for all in-the money options vested and exercisable, excluding tax effects.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Compensation Expense

The Company estimates the fair value of stock options using the Black-Scholes-Merton option valuation model (the “Model”).  The assumptions used to calculate compensation expense follows:

	Year Ended September 30,
	2010	2009
Expected option life in years	6.5	6.5
Expected volatility	56.00%	61.00%
Expected dividend rate	0.00%	0.00%
Risk free interest rate	1.86% to 2.98%	1.36% to 2.82%
Option exercise prices	$1.04 to $1.39	$0.64 to $1.24
Weighted average fair value granted during the year	$0.67	$0.46

Compensation expense is generally recognized on a graded straight-line basis over the vesting period of grants. During the years ended September 30, 2010 and 2009, the Company recognized $449 thousand and $538 thousand, respectively, as compensation expense related to share based payments.  As of September 30, 2010, the Company had approximately $358 thousand of unrecognized compensation costs related to unvested options which the Company expects to recognize through fiscal 2013.

12.   Income Taxes

The Company’s income tax provision was computed based on the federal statutory rate and average state statutory rates, net of the related federal benefit.  The provision differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources, all domestic, and tax effects of the differences are as follows:

	Year Ended September 30,
	2010	2009
Income tax benefit at the federal statutory rate of 34%	$(114)	$258
Permanent differences, net	479	544
State income tax expense (benefit), net of federal benefit	(16)	19
Change in valuation allowance attributable to operations	(345)	(748)
Other	69	(42)
Total	$73	$31

As of September 30, 2010, the Company has a federal net operating loss (NOL) carryforward of approximately $2.9 million that expires on various dates through 2027. The state NOL carryforwards vary by state with NOL's existing in some jurisdictions and not others. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax asset at September 30, 2010 and 2009. For the year ended September 30, 2010, the valuation allowance for deferred tax assets decreased $1.8 million which was mainly due to the decreases in certain allowances, intangibles and reserves. For the year ended September 30, 2009, the valuation allowance for deferred tax assets increased $1.4 million which was mainly due to increases in deferred revenue and certain allowances, intangibles and reserves.

The provisions of ASC 740-10 “Accounting for Uncertain Income Tax Positions”, requires that the impact of tax positions be recognized in the financial statements if they are more  likely than not of being sustained upon examination, based on the technical merits of the position. There was no impact to the Company as a result of adopting ASC 740-10 as the Company’s management has determined that the Company has no uncertain tax positions requiring recognition under ASC 740-10 as of September 30, 2010 and 2009.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (IRS) or any states in connection with income taxes. The tax periods from 2007 – 2010 generally remain open to examination by the IRS and state authorities.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2010	2009
Deferred tax assets:
Current:
Bad debt reserve	$99	$106
Deferred revenue	348	374
Long-term
AMT carryforward	39	32
Net operating loss carryforwards	1,190	1,618
Intangibles	—	1,210
Total deferred tax assets	1,676	3,340
Deferred tax liabilities:
Current:
Contract loss reserve	—	(3)
Long-term:
Intangibles	(149)	—
Depreciation	(79)	(91)
Total deferred tax liabilities	(228)	(94)
Total deferred tax assets, net, before valuation allowance	1,448	3,246
Valuation allowance	(1,448)	(3,246)
Net deferred tax assets	$—	$—

In January 2003, the Company established Bridgeline Software Pvt. Ltd in Bangalore, India under the Software Technology Parks of India law. This law establishes a tax holiday for the first ten years of operation; therefore the Company has not incurred any foreign taxes. To date, the foreign taxes not incurred as a result of this tax holiday have not been significant.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $431 thousand and $375 thousand at September 30, 2010 and 2009, respectively. These earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends of otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the applicable foreign tax authority. Determination of the amount of unrecognized deferred US income tax liability is not material and the detailed calculations have not been performed. As of September 30, 2010, there would be minimal withholding taxes upon remittance of all previously unremitted earnings.

13.   Earnings per Share

Basic and diluted net (loss) income per share are calculated as follows:

	Year Ended September 30,
	2010	2009
Net (loss) income	$(377)	$758
Basic net (loss) income per share:
Weighted average common shares outstanding	11,186,187	11,008,879
Basic net (loss) income per share	$(0.03)	$0.07
Diluted net (loss) income per share:
Weighted average common shares outstanding	11,186,187	11,008,879
Weighted average dilutive common share equivalents	—	263,311
Total weighted average common shares outstanding
and dilutive common equivalents	11,186,187	11,272,190
Diluted net (loss) income per share	$(0.03)	$0.07

Options to purchase shares of the Company’s common stock of 362,240 for fiscal 2010 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were shares issuable in connection with the e.Magination acquisition.  Options to purchase shares of the Company's common stock of 263,311 shares were included in the computation of diluted net income per share for fiscal 2009.

Options to purchase shares of the Company’s common stock of 384,916 and 316,750 for fiscal 2010 and 2009, respectively, were not included in the computation of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period.

14.   Subsequent Events

We evaluated subsequent events through the date and time our consolidated financial statements were issued.

On October 29, 2010, the Company sold 1,000,000 shares of common stock at $1.00 per share for gross proceeds of $1,000,000 in a private placement. Net proceeds to the Company after offering expenses were approximately $857,000.  The placement agents also received a four year warrant exercisable for 64,000 shares of the Company’s common stock at a price equal to $1.45 per share.  In return for such warrants, the placement agents agreed to cancel certain outstanding warrants to purchase shares of the Company’s common stock previously issued to such placement agents to purchase 67,216 shares of the Company’s common stock at a price of $5.00 per share and 61,015 shares of the Company’s common stock at a price of $7.50 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

As of September 30, 2010, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that as of September 30, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

During the 2010 fiscal year and subsequent to year end we enhanced several positions in our Company, including a new Vice President and Corporate Controller, with specific responsibilities for external financial reporting, internal control, revenue recognition and purchase accounting.  We also continued to enhance our financial system with the use of outside consultants.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a permanent exemption from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B:   Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Thomas Massie	49	Chairman, Chief Executive Officer and President
John Cavalier	71	Director(1)(2)(3)(4)

William Coldrick	68	Director (2)(3)(4)

Kenneth Galaznik	59	Director (1)(4)

Robert Hegarty	47	Director(2)(3)(4)
Scott Landers	40	Director(1)(4)
Erez Katz	47	Chief Operating Officer
Ronald Levenson	54	Executive Vice President, Chief Financial Officer and Treasurer

Brett Zucker	38	Executive Vice President and Chief Technical Officer

Michael Prinn	37	Vice President of Finance and Chief Accounting Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2010 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (a)/(c)

Equity compensation plans approved by security holders	2,345,705	$1.01	54,295

Equity compensation plans not approved by security holders (1)	302,000	5.58	-

Total	2,647,705	$3.50	54,295

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

At September 30, 2010 there were 302,000 Debt Warrants, Underwriter’s Warrants and IPO Warrants outstanding.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

  –  Reports of Independent Registered Public Accounting Firm
  –  Consolidated Balance Sheets as of September 30, 2010 and 2009
  –  Consolidated Statements of Operations for the years ending September 30, 2010 and 2009
  –  Consolidated Statements of Shareholders’ Equity for the years ending September 30, 2010 and 2009
  –  Consolidated Statements of Cash Flows for the years ending September 30, 2010 and 2009
  –  Notes to Consolidated Financial Statements

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

2.3	Second Amendment to Agreement and Plan of Merger filed as Exhibit 2.3, dated June 14, 2007 (incorporated by reference to Exhibit 10.63 to our Registration Statement on Form S-B2, File No. 333-139298)
2.4	Purple Monkey Studios, Inc. Acquisition Agreement (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 5, 2007)
2.5	Tenth Floor, Inc Acquisition Agreement (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 1, 2008)
2.6	Indigio Group, Inc., Acquisition Agreement (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 2, 2008)
2.7
Asset Purchase Agreement, dated as of May 11, 2010, by and between Bridgeline Digital, Inc. and TMX Interactive, Inc. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

2.8
Subordinated Promissory Note dated May 11, 2010, issued by Bridgeline Digital, Inc. (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

2.9
Asset Purchase Agreement, dated as of July 9, 2010, by and between Bridgeline Digital, Inc. and e.magination network, LLC. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 15, 2010)

3.1(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(ii) to our Registration Statement on Form S-B2, File No. 333-139298)
3.1(ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 19,

2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2010)
3.1(iii)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 30, 2007)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-B2, File No. 333-139298)
10.1
Agreement of Lease between IMD Eleven Hundred East Hector Street LP and Spring Mill Conshohocken LP, collectively, as Landlord and Bridgeline Digital, Inc. as Tenant,  dated May 11, 2010 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

10.2
Office Building Lease between Sixth Road Woburn, LLC and Bridgeline Digital, Inc., dated May 5, 2005 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-B2, File No. 333-139298)

10.3
Office Building Lease between 104 West 40th Street Partners LLC and Bridgeline Digital, Inc., dated November 26, 2003 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-B2, File No. 333-139298)

10.4
Office Building Lease between Valliappa Software Technological Park Pvt. Ltd. and Bridgeline Digital Enterprises Pvt. Ltd. dated December 5, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-B2, File No. 333-139298)

10.5
Office Building Lease between North LaSalle L.P. and Bridgeline Digital, Inc. dated May 27, 2008 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-KSB filed on December 29, 2008)

10.6
Office Building Lease between NHD II Point LLC and Bridgeline Digital, Inc., dated August 7, 2008 (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-KSB filed on December 29, 2008)

10.7*	Employment Agreement with Thomas Massie, dated October 1, 2001 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-B2, File No. 333-139298)
10.8*	Employment Agreement between Bridgeline Digital, Inc. and Ronald M. Levenson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2009)
10.9*	Amendment to Employment Agreement between Bridgeline Digital, Inc. and Ronald M. Levenson (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2009)
10.10*	Employment Agreement with Brett Zucker, dated January 1, 2006 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-B2, File No. 333-139298)
10.11*	Employment Agreement with Erez M. Katz, dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2010)
10.12
Form of Warrant to Purchase Common Stock of Bridgeline Digital, Inc. issued to the investors listed on Schedule A attached thereto, as amended (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-B2, File No. 333-139298)

10.13
Form of Warrant to Purchase Common Stock of Bridgeline Digital, Inc. issued to Placement Agent in April 2006 offering, as amended (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-B2, File No. 333-139298)

10.14
Form of Warrant to Purchase Common Stock of Bridgeline Digital, Inc., issued to the underwriters (incorporated by reference to Exhibit 10.65 to our Registration Statement on Form S-B2, File No. 333-139298)

10.15	Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed on February 25, 2008)*
10.16	Lead Dog Digital, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-B2, File No. 333-139298)*
10.17
Amended and Restated Loan Agreement dated March 31, 2010, between Bridgeline Digital, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2010)

10.18
Amended and Restated Intellectual Property Security Agreement dated March 31, 2010, between Bridgeline Digital, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 5, 2010)

10.19	Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein,

dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2010)
10.20	Form of Common Stock Purchase Warrant issued to Placement Agent, dated October 29, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 4, 2010)
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
23.2	Consent of UHY LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management compensatory plan.

(c) Financial Statement Schedules

  Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Thomas Massie Name: Thomas Massie
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Massie	Chief Executive Officer and Director	December 29, 2010
Thomas Massie	(Principal Executive Officer)

/s/ Ronald Levenson	Chief Financial Officer	December 29, 2010
Ronald Levenson	(Principal Financial Officer)

/s/ Michael Prinn	Chief Accounting Officer	December 29, 2010
Michael Prinn

/s/ John Cavalier	Director	December 29, 2010
John Cavalier

/s/ William Coldrick	Director	December 29, 2010
William Coldrick

/s/ Kenneth Galaznik	Director	December 29, 2010
Kenneth Galaznik

/s/ Robert Hegarty	Director	December 29, 2010
Robert Hegarty

/s/ Scott Landers	Director	December 29, 2010
Scott Landers

Exhibit Index

21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
23.2	Consent of UHY LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.