Form 10-Q
period 2010-12-31
Bridgeline Digital, Inc.
filed 2011-02-14
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of February 11, 2011 was 12,226,207.

Bridgeline Software, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2010

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2010

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, or risks associated with our contracts with the U.S. federal government. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share and per share data)
(Unaudited)

ASSETS	December 31, 2010	September 30, 2010
Current assets:
Cash and cash equivalents	$2,972	3,045
Accounts receivable and unbilled receivables, net	4,133	3,929
Prepaid expenses and other current assets	384	351
Total current assets	7,489	7,325
Equipment and improvements, net	1,575	1,171
Intangible assets, net	2,084	2,292
Goodwill	20,034	20,036
Other assets	872	900
Total assets	$32,054	$31,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,000	$1,270
Accrued liabilities	811	1,024
Accrued earnouts, current	590	900
Debt, current	2,342	2,475
Capital lease obligations, current	206	50
Deferred revenue	956	899
Total current liabilities	5,905	6,618
Accrued earnouts, net of current portion	1,073	1,073
Debt, net of current portion	2,983	3,025
Capital lease obligations, net of current portion	313	11
Other long term liabilities	305	341
Total liabilities	10,579	11,068

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;	—	—
none issued and outstanding
Common stock -$0.001 par value; 20,000,000 shares authorized;	12	11
12,188,208 and 11,188,208 shares issued and outstanding,
respectively
Additional paid-in capital	37,721	36,749
Accumulated deficit	(16,144)	(15,988)
Accumulated other comprehensive loss	(114)	(116)
Total stockholders’ equity	21,475	20,656
Total liabilities and stockholders’ equity	$32,054	$31,724

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,
	2010	2009
Revenue:
Web application development services	$5,544	$4,613
Managed service hosting	466	494
Subscription and perpetual licenses	519	372
Total revenue	6,529	5,479
Cost of revenue:
Web application development services	3,014	2,178
Managed service hosting	146	129
Subscription and perpetual licenses	182	133
Total cost of revenue	3,342	2,440
Gross profit	3,187	3,039
Operating expenses:
Sales and marketing	1,644	1,250
General and administrative	897	1,169
Research and development	382	75
Depreciation and amortization	348	303
Total operating expenses	3,271	2,797
(Loss) income from operations	(84)	242
Interest income (expense), net	(51)	(6)
(Loss) income before income taxes	(135)	236
Provision for income taxes	21	16
Net (loss) income	$(156)	$220

Net (loss) income per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02
Number of weighted average shares:
Basic	11,883,860	11,182,209
Diluted	11,883,860	11,520,866

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(156)	$220
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Amortization of intangible assets	208	141
Depreciation	162	184
Other amortization	84	51
Stock-based compensation	115	70
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(204)	(588)
Prepaid expenses and other assets	(89)	(116)
Accounts payable and accrued liabilities	(454)	67
Deferred revenue	57	258
Other liabilities	(36)	34
Total adjustments	(157)	101
Net cash (used in) provided by operating activities	(313)	321
Cash flows from investing activities:
Purchases of property and improvements	(122)	(58)
Software development capitalization costs	—	(170)
Contingent acquisition payments	(308)	(407)
Net cash used in investing activities	(430)	(635)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	857	—
Borrowings from bank line of credit	2,450	1,350
Payments on bank line of credit	(2,625)	(1,000)
Principal payments on capital leases	(14)	(26)
Net cash provided by financing activities	668	324
Effect of exchange rate changes on cash and cash equivalents	2	6
Net (decrease) increase in cash and cash equivalents	(73)	16
Cash and cash equivalents at beginning of period	3,045	3,060
Cash and cash equivalents at end of period	$2,972	$3,076
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$6	$6
Income taxes	$15	$4
Non cash activities:
Equipment purchased under capital leases	$473	$—
Equipment and other assets included in accounts payable	$4	$49
Accrued contingent consideration	$—	$470
Other assets included in accrued expense	$—	47

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

The iAPPS product suite is delivered through a SaaS (“Software as a Service”) business model, in which the Company delivers software over the Internet while providing maintenance, daily technical operation and support; or via traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s co-managed hosting facility.

In 2010, KM Magazine Editors selected iAPPS as the Trend Setting Product of the Year.  iAPPS Content Manager won the 2010 Codie Award for the Best Content Management Solution Globally.  In addition, in 2010, B2B Interactive selected Bridgeline as one of the Top Interactive Technology companies in the United States.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of December 31, 2010 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended December 31, 2010 and 2009, respectively, are unaudited. The unaudited interim consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2010. These financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at December 31, 2010 and its results of operations for the three months ended December 31, 2010 and 2009, respectively, and its cash flows for the three months ended December 31, 2010 and 2009, respectively. The results for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2011. The accompanying September 30, 2010 Consolidated Balance Sheet has been derived from the audited financial statements at that date,

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Subsequent Events

The Company evaluated subsequent events through February 14, 2011 and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements.

3.  Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of December 31, 2010	As of September 30, 2010
Accounts receivable	$4,025	$3,854
Unbilled receivables	397	361
Subtotal	4,422	4,215
Allowance for doubtful accounts	(289)	(286)
Accounts receivable and unbilled receivables, net	$4,133	$3,929

4.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	As of December 31, 2010
	Gross	Accumulated	Net
	Asset	Amortization	Amount
Intangible assets:
Customer related & non-compete agreements	4,034	(1,957)	2,077
Domain and trade names	$26	$(26)	$—
Acquired software	362	(355)	7
Total intangible assets	$4,422	$(2,338)	$2,084

Total amortization expense related to intangible assets for the three months ended December 31, 2010 and 2009 is as follows:

	Three Months ended December 31,
Amortization expense charged to:	2010	2009

Cost of revenue	$22	$22
Operating expense	186	119
Total	$208	$141

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

5.  Goodwill

Changes in the carrying amount of goodwill follows:

As of December 31, 2010

Balance at beginning of period	$20,036
Acquisitions	—
Contingent acquisition payments	—
Purchase price allocation adjustments	(2)
Balance at end of period	$20,034

Contingent consideration (“earnouts”) related to acquisitions completed before September 30, 2009 are accounted for as an increase to goodwill at the time such earnouts are paid or earned.  No such earnouts were paid or earned during the three months ended December 31, 2010.

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired.  For the year ended September 30, 2010, the Company did not record a goodwill impairment charge.

6.   Debt

Debt consists of the following:

	As of December 31, 2010	As of September 30, 2010
Line of credit borrowings	$4,825	$5,000
Subordinated promissory note	500	500
Total debt	$5,325	$5,500
Less current portion	$(2,342)	(2,475)
Debt, net of current portion	$2,983	$3,025

7.   Shareholder’s Equity

Common Stock

On October 29, 2010, the Company sold 1,000,000 shares of common stock at $1.00 per share for gross proceeds of $1,000,000 in a private placement. Net proceeds to the Company after offering expenses were approximately $857,000.

Common Stock Warrants

In April 2006, the Company issued 280,000 warrants to note holders of Senior Secured Notes issued in a private placement (which have been repaid) (the “Debt Warrants”) and issued 112,000 warrants to the underwriters of the debt offering (the “Underwriter’s Debt Warrants”).  The Debt Warrants are exercisable to purchase shares of the Company’s common stock at an exercise price of $0.001 per share any time within five years from the date of grant. After adjustments for anti-dilution provisions, the Underwriter’s Debt Warrants are exercisable to purchase shares of the Company’s common stock at an exercise price of $4.93 per share any time within five years from the date of grant.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

In July 2007, the Company issued 150,000 warrants to the underwriter’s of the Company’s initial public offering (the “IPO Warrants”) with an original exercise price of $7.50 per share.  After adjustments for anti-dilution provisions, the IPO Warrants are exercisable to purchase shares of the Company’s common stock at an exercise price of $7.39.  The IPO Warrants are currently exercisable and will expire in July 2012.

On October 21, 2010, the Company issued 50,000 common stock warrants to purchase shares of the Company’s common stock to a non-employee consultant as compensation for services rendered. The warrants vest over a one year period and expire on October 15, 2015.  Of the warrants issued, 25,000 are exercisable at an exercise price of $1.00 per share and 25,000 are exercisable at an exercise price of $2.00 per share.

On October 29, 2010, the Company issued four year warrants to the placement agent in the Company’s private placement.  The warrants are exercisable to purchase 64,000 shares of the Company’s common stock at a price equal to $1.45 per share.   In return for such warrants, the placement agent agreed to cancel 71,231 Underwriter’s Debt Warrants and 57,000 IPO Warrants.

As of December 31, 2010: (i) Debt Warrants to purchase 240,000 shares have been exercised and 40,000 Debt Warrants remain outstanding with an exercise price of $0.001; (ii) Underwriter’s Debt Warrants to purchase 71,231 shares at an exercise price of $5.00 have been cancelled and 40,769 Underwriter’s Debt Warrants remain outstanding with an exercise price of $4.93; (iii) IPO Warrants to purchase 57,000 shares at an exercise price of $7.50 have been cancelled and 93,000 IPO Warrants remain outstanding with an exercise price of $7.39; (iv) placement agent warrants to purchase 64,000 shares at an exercise price of $1.45 are outstanding; and (v) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2010	2,345,705	$1.01	302,000	$5.58
Granted	150,000	1.58	114,000	1.47
Exercised	—	—	—	—
Forfeited, cancelled or expired	(100,333)	1.27	(128,231)	6.11
Outstanding, December 31, 2010	2,395,372	$1.03	287,769	$3.67

8.  Comprehensive Income

Comprehensive income includes net (loss) income, as well as other changes in stockholder’s equity that result from transactions and economic events other than those with the stockholders.

	December 31,
Comprehensive (loss) income was as follows:	2010	2009

Net (loss) income	$(156)	$220
Net change in foreign currency translation adjustment	2	2
Comprehensive (loss) income	$(154)	$222

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

9.   Net Income Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “ treasury stock” method.

Basic net (loss) income per share for the three months ended December 31, 2010 and 2009 was ($0.01) and $0.02, respectively. Diluted net income per share for the three months ended December 31, 2009 was $0.02.  For the three months ended December 31, 2010, options to purchase shares of the Company’s common stock of 478,820 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were 675,000 shares to be issued in connection with the e.Magination acquisition.  For the three months ended December 31, 2009, options to purchase shares of the Company's common stock of 338,657 shares were included in the computation of diluted net income per share, but options to purchase shares of the Company’s common stock of 371,750 were not included in the computation of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period.

10.  Income Taxes

Income tax expense was $21 thousand and $16 thousand for the three months ended December 31, 2010 and 2009, respectively. Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

This section should be read in combination with the accompanying unaudited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview

Bridgeline Digital is a developer of a unified web engagement management product suite named iAPPS® and award-winning interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS ®  product suite combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

Bridgeline Digital’s iAPPS  product suite provides solutions that deeply integrate web Content Management, eCommerce, eMarketing, and web Analytics capabilities within the mission critical website, on-line stores, intranets, extranets, or portals in which they reside; enabling business users to enhance and optimize the value of their web properties.  Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the needs of today’s rapidly changing web properties.

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

In 2010, B2B Interactive selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States.

Customer Information

We had approximately 565 customers at December 31, 2010 compared with approximately 651 customers at December 31, 2009, a decrease of 13%.   The Company has proactively been terminating engagements with a number of smaller hosting customers it had obtained through previous acquisitions for which the Companies core competencies are not aligned and margins are not conducive to growth. Approximately 406 of the Company’s customers, or 72%, pay a monthly subscription fee or a monthly managed service hosting fee.

For the three months ended December 31, 2010 and 2009 no customer represented 10% or more of total revenue.

Results of Operations for the Three Months Ended December 31, 2010 compared to the Three Months Ended December 31, 2009

Total revenue for the three months ended December 31, 2010 was $6.5 million compared with $5.5 million for the three months ended December 31, 2009, an increase of 19%.  We had a net loss of ($156) thousand for the three months ended December 31, 2010 compared with net income of $220 thousand for the three months ended December 31, 2009.  Net loss per share for the three months ended December 31, 2010 was ($0.01) compared with net income per share of $0.02 for the three months ended December 31, 2009.

The following items affected the results of operation for the three months ended December 31, 2010 as compared with the three months ended December 31, 2009:

•	We released iAPPS® Commerce in the first quarter of fiscal 2010, iAPPS® Marketier in the third quarter of fiscal 2010, and iAPPS Version 4.5 in the fourth quarter of fiscal 2010.

•
We completed two acquisitions in fiscal 2010 that are included in our results of operations from the date of acquisition. We acquired TMX Interactive, Inc. (“TMX”, now Bridgeline Philadelphia) in May 2010 and e.Magination network, LLC.  (“e.magination”, now Bridgeline Baltimore) in July 2010.

•
In the three months ended December 31, 2009, we capitalized $170 thousand of software development costs.  However, in the three months ended December 31, 2010, we did not capitalize any software developments costs, as we have no development projects that have achieved technological feasibility to be eligible for capitalization.

The following table sets forth the percentages of revenue for items included in our unaudited condensed consolidated statement of operations presented in our Quarterly Reports on Form 10-Q for the periods presented.

	Three Months Ended	Three Months Ended
	December 30,	December 30,	$	%
Revenue:	2010	2009	Change	Change
Web application development services	$5,544	$4,613	931	20%
% of total revenue	85%	84%
Managed service hosting	466	494	(28)	(6%)
% of total revenue	7%	9%
Subscription and perpetual licenses	519	372	147	40%
% of total revenue	8%	7%
Total revenue	6,529	5,479	1,050	19%
Cost of revenue:
Web application development services	3,014	2,178	836	38%
% of web application development revenue	54%	47%
Managed service hosting	146	129	17	13%
% of managed service hosting revenue	31%	26%
Subscription and perpetual licenses	182	133	49	37%
% of subscription and perpetual revenue	35%	36%
Total cost of revenue	3,342	2,440	902	37%
Gross profit	3,187	3,039	148	5%
Gross profit margin	49%	55%
Operating expenses:
Sales and marketing	1,644	1,250	394	32%
% of total revenue	25%	23%
General and administrative	897	1,169	(272)	(23%)
% of total revenue	14%	21%
Research and development	382	75	307	409%
% of total revenue	6%	1%
Depreciation and amortization	348	303	45	15%
% of total revenue	5%	6%
Total operating expenses	3,271	2,797	474	17%

(Loss) income from operations	(84)	242	(326)	(135%)
Interest income (expense) net	(51)	(6)	(45)	750%
(Loss) income before income taxes	(135)	236	(371)	(157%)
Provision for income taxes	21	16	5	31%
Net (loss) income	$(156)	$220	$(376)	(171%)
Adjusted EBITDA	$485	$688	(203)	(30%)

Revenue

Our revenue is derived from three sources: (i) web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.  Total revenue for the three months ended December 31, 2010 was $6.5 million compared with $5.5 million for the three months ended December 31, 2009, an increase of 19%.

Web Application Development Services

Revenue from web application development increased $931 thousand, or 20% to $5.5 million from $4.6 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  Web application development services revenue is comprised of iAPPS development related services and other web development related services generated from non iAPPS related web development engagements. Web application development services revenue as a percentage of total revenue increased to 85% from 84% for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 as a result of the increase in iAPPS revenue.  The increase in the three months ended December 31, 2010 over the comparable period is primarily related to our acquisitions of TMX (May 2010) and e.Magination (July 2010) completed in the last two quarters of fiscal 2010. Also contributing to the increase are sales of our new generation of iAPPS software released in fiscal 2010; iAPPS Commerce was released in the first quarter of fiscal 2010, iAPPS Marketier was released in the third quarter of fiscal 2010, and iAPPS Version 4.5 was released in the fourth quarter of fiscal 2010.

Managed Service Hosting

Revenue from managed service hosting decreased $28 thousand, or 6% to $466 thousand from $494 thousand for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  The decrease is attributable to our efforts to engage with customers that are aligned with our core competencies and proactively end our engagements with a number of smaller hosting customers we had obtained through previous acquisitions. Managed services revenue as a percentage of total revenue decreased to 7% from 9% the three months ended December 31, 2010 compared to the three months ended December 31, 2009, as a result of the decrease in revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $147 thousand, or 40% to $519 thousand from $372 thousand for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  The increase is due primarily to a higher amount of perpetual license revenue recognized in relation to iAPPS licenses in the three months ended December 31, 2010 compared to the three months ended December 31, 2009. Subscription and perpetual license revenue as a percentage of total revenue increased to 8% from 7% for fiscal 2010 for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

Costs of Revenue

Total cost of revenue increased $902 thousand, or 37% to $3.3 million from $2.4 million the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

Cost of Web Application Development Services

Cost of web application development services increased $836 thousand, or 38% to $3.0 million from $2.2 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  The cost of web application development services as a percentage of application development services revenue increased to 54% from 47% for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.   This increase is attributable to the increase in the number of web application development related employees obtained from the two acquisitions completed during the last two quarters of fiscal 2010.

Cost of Managed Service Hosting

Cost of managed service hosting increased $17 thousand or 13% for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The cost of managed services as a percentage of managed services revenue increased to 31% from 26% the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The increase in managed service hosting costs is due to investments in our hosting environment. We continue to end engagements with lower margin hosting customers, but also make investments to our hosting environment to support our core customer base.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $49 thousand, or 37% for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 35% from 36% for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  The increase in subscription and perpetual license costs is primarily related to additional software development costs that were capitalized in prior periods which are now being amortized.  The decrease as a percentage of revenue is due to higher subscription and perpetual license revenue during the current period as compared to the prior period.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $394 thousand, or 32% to $1.6 million from $1.3 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  Sales and marketing expenses represented 25% and 23% of total revenue for the three months ended December 31, 2010 and 2009, respectively.  This increase is primarily attributable to the increase in the number of sales related employees obtained from the two acquisitions completed during the last two quarters of  fiscal 2010.

General and Administrative Expenses

General and administrative expenses decreased $272 thousand, or 23% to $897 thousand from $1.2 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.   General and administrative expenses represented 14% and 21% of total revenue for the three months ended December 31, 2010 and 2009, respectively.  The decrease in general and administrative expenses is primarily due to improved general and administrative staff efficiencies and reduced compensation and consulting expenses.

Research and Development

Research and development expense increased by $307 thousand, or 409% to $382 thousand from $75 thousand for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. No software costs were capitalized in the three months ended December 31, 2010. Capitalized software development costs were $170 thousand for three months ended December 31, 2009. Had such costs not been capitalized, research and development expense would have been $245 thousand for the three months ended December 31, 2009.  The increase in research and development expense is primarily due to an increase in the number of research and development employees as we continue to invest in enhancements for our iAPPS Product Suite and the decrease in capitalized software costs quarter over quarter.

Depreciation and Amortization

Depreciation and amortization expense increased by $45 thousand, or 15% to $348 thousand from $303 thousand for three months ended December 31, 2010 compared to the three months ended December 31, 2009. Depreciation and amortization represented 5% and 6% of revenue for the three months ended December 31, 2010 and 2009, respectively.  This increase is primarily attributable to additional amortization expense for intangible assets resulting from the two acquisitions completed towards the end of fiscal 2010.

Income Taxes

The provision for income tax expense was $21 thousand and $16 thousand for three months ended December 31, 2010 compared to the three months ended December 31, 2009.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

Income (Loss) from Operations

The loss from operations was ($84) thousand for the three months ended December 31, 2010, as compared to income from operations of $242 thousand for the three months ended December 31, 2009.  The loss from operations for the three months ended December 2010 is attributable to an increase in personnel costs for employees obtained through the two acquisitions completed during the last two quarters of fiscal 2010, as well as not capitalizing any software development costs for the three months ended December 31, 2010. Software capitalization costs would have approximated $150 thousand based on the previous comparable period’s costs, which would have increased income for the period.

Adjusted EBITDA

We also measure our performance based on a non-GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation, and amortization and before stock-based compensation expense and impairment of goodwill and intangible assets (“Adjusted EBITDA”).

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

The following table reconciles net income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

	Three Months Ended December 31,
	2010	2009
Net (loss) income	$(156)	$220
Provision for income taxes	21	16
Interest expense, net	51	6
Amortization of intangible assets	208	141
Depreciation	162	184
EBITDA	286	567
Other amortization	84	51
Stock-based compensation	115	70
Adjusted EBITDA	$485	$688

The decrease in Adjusted EBITDA is primarily related to a lower amount of net income for the current period as compared with the prior period and additional costs related to acquisitions.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $313 thousand for the three months ended December 31, 2010 compared to cash provided by operating activities of $321 thousand for the three months ended December 31, 2009.  The decrease in cash from operating activities is primarily attributable to lower net income for three months ended December 31, 2010 compared to the three months ended December 31, 2009. The decrease in net income is partially attributable to no capitalization of software development costs.  Accounts payable and accrued liabilities also decreased by $454 thousand in the three months ended December 31, 2010, as we made a managed effort to reduce liabilities.

Investing Activities

Cash used in investing activities was $430 thousand for the three months ended December 31, 2010 compared to $635 thousand for the three months ended December 31, 2009.    This amount included expenditures for equipment and improvements of $122 thousand for the three months ended December 31, 2010 compared with $58 thousand for the three months ended December 31, 2009, and no capitalized software development costs for the three months ended December 31, 2010 as compared with $170 thousand for

the three months ended December 31, 2009.   Contingent acquisition payments were $308 thousand for the three months ended December 31, 2010 compared with $407 thousand for the three months ended December 31, 2009.

Financing Activities

Cash provided by financing activities was $668 thousand for the three months ended December 31, 2010 compared to $324 thousand for the three months ended December 31, 2009. The increase in cash provided by financing activities for the three months ended December 31, 2010 was primarily attributable to proceeds (net of issuance costs) from the sale of common stock of $857 thousand.  At December 31, 2010, $4.8 million was outstanding under the bank credit line.

Capital Resources and Liquidity Outlook

On October 29, 2010, we sold 1,000,000 shares of common stock at $1.00 per share for gross proceeds of $1,000,000 in a private placement. Net proceeds after offering expenses were approximately $857,000.

We believe that cash generated from operations and proceeds from the bank line of credit will be sufficient to fund the company’s working capital and capital expenditure needs in the foreseeable future.

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

Contractual Obligations

We lease our facilities in the United States and India.  During the quarter ended December 31, 2010, the Company signed new office leases for its Baltimore, Maryland location and its Bangalore, India location.

Other new contractual obligations as of December 31, 2010 include equipment acquired under capitalized lease agreements valued at $473 thousand with payments extending through December 2013.

As of December 31, 2010, we had an accrued contingent earnout liability of $1.7 million from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2014.  Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.  We also have potential contingent acquisition payments of $1.3 million due related to acquisitions completed prior to September 30, 2009, which are not required to be accrued until earned.

 Critical Accounting Policies

These critical accounting policies and estimates by our management should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) that are included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on December 29, 2010.

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

Web Application Development Services

Web application development services include professional services primarily related to the Company’s web development solutions that address specific customer needs such as information architecture and usability engineering, interface configuration, application development, rich media development, back end integration, search engine optimization, and project management.

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

Multiple Element Arrangements

As described above, application development services are often sold as part of multiple element arrangements.  Such arrangements may include delivery of a perpetual license for the Company’s software products at the commencement of an application development services engagement or delivery of retained professional services, hosting services and/or subscriptions subsequent to completion of such engagement, or combinations thereof.  In accounting for these multiple element arrangements, we follow either ASC Topic 605-985  Revenue Recognition Software  or ASC Topic 605-25  Revenue Recognition Multiple Element Arrangements , as applicable. As described further below, the Company has concluded that each element can be treated as a separate unit of accounting when following ASC Topic 605-25.

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

In determining VSOE for the application development services element, the separability of the application development services from the software license and the value of the services when sold on a standalone basis are considered.  The Company also considers the categorization of the services, the timing of when the services contract was signed in relation to the signing of the perpetual license contract and delivery of the software, and whether the services can be performed by others.  The Company has concluded that its application development services are not required for the customer to use the product but, rather enhance the benefits that the software can bring to the customer.  In addition, the services provided do not result in significant customization or modification of the software and are not essential to its functionality, and can also be performed by the customer or a third party.  If an application development services arrangement does qualify for separate accounting, the Company recognizes the perpetual license on a residual basis.  If an application development services arrangement does not qualify for separate accounting, the Company recognizes the perpetual license under the proportional performance model as described above.

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

Accounting for Cost of Computer Software to be Sold, Leased or Otherwise Marketed

We charge research and development expenditures for technology development to operations as incurred.  However, in accordance with Codification 985-20 Costs of Software to be Sold Leased or Otherwise Marketed  we capitalize certain software development costs subsequent to the establishment of technological feasibility.  Based on our product development process, technological feasibility is established upon completion of a working model. Certain costs incurred between completion of a working model and the point at which the product is ready for general release are capitalized if significant. Once the product is available for general release, the capitalized costs are amortized in cost of sales.

Accounting for Goodwill and Intangible Assets

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired.  For the year ended September 30, 2010, the Company did not record a goodwill impairment charge.

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

Accounting for Stock-Based Compensation

At December 31, 2010, we maintained two stock-based compensation plans more fully described in Note 11 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2010.

The Company accounts for stock- based compensation awards in accordance with the Compensation-Stock Compensation Topic of the Codification.  Share-based payments (to the extent they are compensatory) are recognized in our consolidated statements of operations based on their fair values.

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

We estimated the fair value of the stock option modifications using the Black-Scholes-Merton option model and are recording additional stock-based compensation of approximately $300 thousand over the three year vesting period.  While we believe that our estimates are based on outcomes that are reasonably likely to occur, if actual results differ significantly from those estimated or if future changes are made to our assumptions, the amount of recognized compensation expense could change significantly.  For additional information refer to Footnote 11 of the Consolidated Financial Statements.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2010

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended December 31, 2010. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Common Stock and Stock Warrants

On October 21, 2010, the Company issued 50,000 common stock warrants to a non-employee consultant as compensation for services rendered. The warrants vest over a one year period and expire on October 15, 2015.  Of the warrants issued, 25,000 are exercisable at an exercise price of $1.00 per share and 25,000 are exercisable at an exercise price of $2.00 per share.

On October 29, 2010, the Company sold 1,000,000 shares of common stock at $1.00 per share for gross proceeds of $1,000,000 in a private placement. Net proceeds to the Company after offering expenses were approximately $857,000.  The Company paid a fee to its placement agent of $100,000.  The placement agent also received a four year warrant exercisable to purchase 64,000 shares of the Company’s common stock at a price equal to $1.45 per share.  In return for such warrants, the placement agent agreed to cancel a total of 128,231 warrants previously issued to the placement agent with exercise prices ranging from $5.00 to $7.50.

Item 6.	Exhibits.

Exhibit No.	Description of Document
10.1	Employment Agreement between Bridgeline Digital, Inc. and Erez Katz dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2010).

10.2
Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2010).

10.3	Form of Common Stock Purchase Warrant issued to Placement Agent, dated October 29, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 4, 2010).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgeline Digital, Inc.
(Registrant)

February 14, 2011	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

February 14, 2011	/s/ Michael D. Prinn
Date	Michael D. Prinn Vice President Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).