Form 10-Q
period 2011-03-31
Bridgeline Digital, Inc.
filed 2011-05-16
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 333-139298

Bridgeline Digital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2263942
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

10 Sixth Road
Woburn, Massachusetts	01801
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of May 11, 2011 was 12,306,207.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2011

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2011

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

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share and per share data)
(Unaudited)

ASSETS	March 31,	September 30,
	2011	2010
Current assets:
Cash and cash equivalents	$3,125	3,045
Accounts receivable and unbilled receivables, net	4,120	3,929
Prepaid expenses and other current assets	518	351
Total current assets	7,763	7,325
Equipment and improvements, net	1,685	1,171
Intangible assets, net	1,894	2,292
Goodwill	20,039	20,036
Other assets	876	900
Total assets	$32,257	$31,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,088	$1,270
Accrued liabilities	929	1,024
Accrued earnouts, current	490	900
Debt, current	2,341	2,475
Capital lease obligations, current	220	50
Deferred revenue	1,176	899
Total current liabilities	6,244	6,618

Accrued earnouts, net of current portion	1,073	1,073
Debt, net of current portion	2,942	3,025
Capital lease obligations, net of current portion	332	11
Other long term liabilities	323	341
Total liabilities	10,914	11,068

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock -$0.001 par value; 20,000,000 shares authorized; 12,306,207 and 11,188,208 shares issued and outstanding, respectively	12	11
Additional paid-in capital	37,913	36,749
Accumulated deficit	(16,473)	(15,988)
Accumulated other comprehensive loss	(109)	(116)
Total stockholders’ equity	21,343	20,656
Total liabilities and stockholders’ equity	$32,257	$31,724

The accompanying notes are an integral part of these consolidated financial statements.

  BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenue:
Web application development services	$5,381	$4,525	$10,924	$9,138
Managed service hosting	501	506	968	1,000
Subscription and perpetual licenses	731	356	1,250	728
Total revenue	6,613	5,387	13,142	10,866
Cost of revenue:
Web application development services	2,963	2,273	5,976	4,451
Managed service hosting	115	159	261	288
Subscription and perpetual licenses	178	167	361	300
Total cost of revenue	3,256	2,599	6,598	5,039
Gross profit	3,357	2,788	6,544	5,827
Operating expenses:
Sales and marketing	1,779	1,170	3,422	2,420
General and administrative	1,022	1,032	1,920	2,201
Research and development	470	250	852	325
Depreciation and amortization	333	306	681	609
Total operating expenses	3,604	2,758	6,875	5,555
(Loss) income from operations	(247)	30	(331)	272
Interest income (expense), net	(61)	5	(112)	(1)
(Loss) income before income taxes	(308)	35	(443)	271
Provison for income taxes	21	15	42	31
Net (loss) income	$(329)	$20	$(485)	$240

Net (loss) income per share:
Basic	$(0.03)	$0.00	$(0.04)	$0.02
Diluted	$(0.03)	$0.00	$(0.04)	$0.02
Number of weighted average shares:
Basic	12,254,793	11,186,145	12,069,326	11,184,156
Diluted	12,254,793	11,755,919	12,069,326	11,650,060

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(485)	$240
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of intangible assets	398	283
Depreciation	312	371
Other amortization	175	117
Stock-based compensation	187	173
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(191)	(256)
Prepaid expenses and other assets	(308)	(140)
Accounts payable and accrued liabilities	(327)	(73)
Deferred revenue	277	249
Other liabilities	(18)	(3)
Total adjustments	505	721
Net cash provided by operating activities	20	961
Cash flows from investing activities:
Purchases of property and improvements	(213)	(116)
Software development capitalization costs	-	(338)
Contingent acquisition payments	(413)	(878)
Net cash used in investing activities	(626)	(1,332)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	857	-
Proceeds from exercise of employee stock options	121	5
Borrowings from bank line of credit	4,450	3,000
Payments on bank line of credit	(4,625)	(2,350)
Payments on subordinated promissory notes	(42)	-
Principal payments on capital leases	(82)	(42)
Net cash provided by financing activities	679	613
Effect of exchange rate changes on cash and cash equivalents	7	(9)
Net increase in cash and cash equivalents	80	233
Cash and cash equivalents at beginning of period	3,045	3,060
Cash and cash equivalents at end of period	$3,125	$3,293
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$110	$11
Income taxes	$27	$87
Non cash activities:
Equipment purchased under capital leases	$573	-
Equipment and other assets included in accounts payable	$50	$10
Accrued contingent consideration (earnouts)	-	$287
Other assets included in accrued expenses	-	$87

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, Inc. (“Bridgeline” or the “Company”), a Delaware corporation, is a developer of a unified web engagement management product suite named iAPPS® and award-winning interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS® product suite, combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

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

In 2010, KM Magazine Editors selected iAPPS as the Trend Setting Product of the Year.  iAPPS Content Manager won the 2010 Codie Award for the Best Content Management Solution Globally.  In addition, in 2011, B2B Interactive selected Bridgeline as one of the Top Interactive Technology companies in the United States.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2011, the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010, respectively, and the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2010, respectively, are unaudited. The unaudited interim condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2010. These condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at March 31, 2011 and its results of operations for the three and six months ended March 31, 2011 and 2010, respectively, and its cash flows for the six months ended March 31, 2011 and 2010, respectively. The results for the three and six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2011. The accompanying September 30, 2010 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an update with respect to Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other. Accounting Standards Update 2010-28 (“ASU 2010-28”), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts—a consensus of the FASB Emerging Issues Task Force, modifies goodwill impairment testing for reporting units with zero or negative carrying amounts. This guidance affects all nongovernmental entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment testing is zero or negative. The new guidance within ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity must evaluate whether it is more likely than not that a goodwill impairment exists, regardless of the mathematical results of the Step 1 test. In making that determination, the entity should consider whether there are any adverse qualitative factors that could impact the amount of goodwill. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, including an adverse change in legal factors or in the business climate, unanticipated competition, a loss of key personnel or a more-likely-than-not expectation that all, or part, of a reporting unit will be disposed of. As a result of ASU 2010-28, an entity no longer has the ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This change may result in goodwill impairments being reported sooner than under current practice. The new guidance is effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2010, with early adoption not permitted. The Company does not expect the provisions of ASU 2010-28 to have a material effect on its financial position, results of operations or cash flows.

In December 2010, the FASB issued Accounting Standards Update 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

Subsequent Events

In May 2011, the Company amended its loan arrangement (the “Amendment”) with Silicon Valley Bank (“SVB”). Under the terms of the existing agreement with SVB, the Company’s line of credit was limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined, and up to $2 million could be borrowed in out of formula borrowings for specified periods of time (provided the total amount outstanding does not exceed $5 million).

The Amendment:  (i) extended the maturity date of the line of credit for one year to March 31, 2013; (ii) revised certain financial covenants; and (iii) amended the out of formula borrowings to be structured as a $2 million term loan and interest on the term loan will be at SVB’s prime rate plus 1.75%.  Interest on the term loan will be paid until April 1, 2012 and on and after April 2, 2012, principal and interest on the term loan will be paid over 36 months ending on April 1, 2015.

The Company evaluated all subsequent events through the date of this filing and concluded there were no other material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of March 31, 2011	As of September 30, 2010
Accounts receivable	$4,082	$3,854
Unbilled receivables	327	361
Subtotal	4,409	4,215
Allowance for doubtful accounts	(289)	(286)
Accounts receivable and unbilled receivables, net	$4,120	$3,929

4.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	As of March 31, 2011
	Gross	Accumulated	Net
	Asset	Amortization	Amount
Intangible assets:
Customer related & non-compete agreements	$4,034	$(2,140)	$1,894
Domain and trade names	26	(26)	—
Acquired software	362	(362)	—
Total intangible assets	$4,422	$(2,528)	$1,894

	As of September 30, 2010
	Gross	Accumulated	Net
	Asset	Amortization	Amount
Intangible assets:
Customer related & non-compete agreements	$4,034	$(1,772)	$2,262
Domain and trade names	26	(26)	—
Acquired software	362	(332)	30
Total intangible assets	$4,422	$(2,130)	$2,292

Total amortization expense related to intangible assets for the three and six months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Amortization expense charged to:
Cost of revenue	$6	$23	$30	$45
Operating expense	184	119	368	238
Total	$190	$142	$398	$283

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

5.  Goodwill

Changes in the carrying amount of goodwill follows:

As of March 31, 2011

Balance at beginning of period	$20,036
Purchase price allocation adjustments	3
Balance at end of period	$20,039

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

6.   Debt

Debt consists of the following:

	As of March 31, 2011	As of September 30, 2010
Line of credit borrowings	$4,825	$5,000
Subordinated promissory note	458	500
Total debt	5,283	5,500
Less current portion	(2,341)	(2,475)
Debt, net of current portion	$2,942	$3,025

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

On October 21, 2010, the Company issued 50,000 common stock warrants to purchase shares of the Company’s common stock to a non-employee consultant as compensation for services rendered. The warrants vest over a one year period and expire on October 15, 2015.  Of the warrants issued, 25,000 have an exercise price of $1.00 per share and 25,000 have an exercise price of $2.00 per share.

On October 29, 2010, the Company issued four year warrants to the placement agent in the Company’s private placement.  The warrants are exercisable to purchase 64,000 shares of the Company’s common stock at $1.45 per share.   In return for such warrants, the placement agent agreed to cancel 71,231 Underwriter’s Debt Warrants and 57,000 IPO Warrants.

As of March 31, 2011: (i) Debt Warrants to purchase 240,000 shares have been exercised and 40,000 Debt Warrants remain outstanding with an exercise price of $0.001. These warrants expire in April 2011; (ii) Underwriter’s Debt Warrants to purchase 71,231 shares at an exercise price of $5.00 have been cancelled and 40,769 Underwriter’s Debt Warrants remain outstanding with an exercise price of $4.93. These warrants expire in April 2011; (iii) IPO Warrants to purchase 57,000 shares at an exercise price of $7.50 have been cancelled and 93,000 IPO Warrants remain outstanding with an exercise price of $7.39; (iv) placement agent warrants to purchase 64,000 shares at an exercise price of $1.45 are outstanding; and (v) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2010	2,345,705	$1.01	302,000	$5.58
Granted	150,000	1.58	114,000	1.47
Exercised	(117,999)	1.03	—	—
Forfeited, cancelled or expired	(351,167)	1.28	(128,231)	6.11
Outstanding, March 31, 2011	2,026,539	$1.00	287,769	$3.67

8.  Comprehensive Income

Comprehensive income includes net (loss) income, as well as other changes in stockholder’s equity that result from transactions and economic events other than those with the stockholders.

Comprehensive (loss) income was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Net(loss) income	$(329)	$20	$(485)	$240
Net change in foreign currency translation adjustment	5	(15)	7	(13)
Comprehensive (loss) income	$(324)	$5	$(478)	$227

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

9.   Net Income Per Share

Basic and diluted net (loss) income per share is computed as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net (loss) income	$(329)	$20	$(485)	$240
Weighted average common shares outstanding - basic	12,255	11,186	12,069	11,184
Effect of dilutive securities (primarily stock options)	-	570	-	466
Weighted average common shares outstanding - diluted	12,255	11,756	12,069	11,650

Net (loss) income per share - basic	$(0.03)	$0.00	$(0.04)	$0.02
Net (loss) income per share - diluted	$(0.03)	$0.00	$(0.04)	$0.02

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “ treasury stock” method.

For the three and six months ended March 31, 2011, options to purchase shares of the Company’s common stock of 467,490 and 433,275 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were 675,000 shares to be issued in connection with the e.Magination acquisition.  Options to purchase shares of the Company’s common stock of 288,750 and 358,750 for the three and six months ended March 31, 2010 were not included in the computation of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period and were anti-dilutive.

10.  Income Taxes

Income tax expense was $21 thousand and $15 thousand for the three months ended March 31, 2011 and 2010, respectively, and $42 thousand and $31 thousand for the six months ended March 31, 2011 and 2010, respectively. Income tax expense consists of the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

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

In 2011, B2B Interactive selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States.

Customer Information

We had approximately 553 customers at March 31, 2011 compared with approximately 636 customers at March 31, 2010, a decrease of 13%.   The Company has proactively been terminating engagements with a number of smaller hosting customers obtained through previous acquisitions for which the Companies core competencies are not aligned and margins are not conducive to growth. Approximately 400 of the Company’s customers, or 72%, pay a monthly subscription fee or a monthly managed service hosting fee.

For the three and six months ended March 31, 2011 and 2010 no customer represented 10% or more of total revenue.

Results of Operations for the Three and Six Months Ended March 31, 2011 compared to the Three and Six Months Ended March 31, 2010

Total revenue for the three months ended March 31, 2011 was $6.6 million compared with $5.4 million for the three months ended March 31, 2010, an increase of 23%.  We had a net loss of $329 thousand for the three months ended March 31, 2011 compared with net income of $20 thousand for the three months ended March 31, 2010.  Net loss per share for the three months ended March 31, 2011 was $(0.03) compared with net income per share of $0.00 for the three months ended March 31, 2010.

Total revenue for the six months ended March 31, 2011 was $13.1 million compared with $10.9 million for the six months ended March 31, 2010, an increase of 21%.  We had a net loss of $485 thousand for the six months ended March 31, 2011 compared with net income of $240 thousand for the six months ended March 31, 2010.  Net loss per share for the six months ended March 31, 2011 was $(0.04) compared with net income per share of $0.02 for the six months ended March 31, 2010.

The following items affected the results of operation for the three and six months ended March 31, 2011 as compared with the three and six months ended March 31, 2010:

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

•
In the six months ended March 31, 2010, we capitalized $338 thousand of software development costs.  However, in the six months ended March 31, 2011, capitalization of software developments costs was immaterial.

The following table sets forth the percentages of revenue for items included in our unaudited condensed consolidated statement of operations presented in our Quarterly Reports on Form 10-Q for the periods presented.

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended			Ended	Ended
	March 31,	March 31,	$	%	March 31,	March 31,	$	%
Revenue:	2011	2010	Change	Change	2011	2010	Change	Change
Web application development services	$5,381	$4,525	856	19%	$10,924	$9,138	1,786	20%
% of total revenue	81%	84%			83%	84%
Managed service hosting	501	506	(5)	(1%)	968	1,000	(32)	(3%)
% of total revenue	8%	9%			7%	9%
Subscription and perpetual licenses	731	356	375	105%	1,250	728	522	72%
% of total revenue	11%	7%			10%	7%
Total revenue	6,613	5,387	1,226	23%	13,142	10,866	2,276	21%
Cost of revenue:
Web application development services	2,963	2,273	690	30%	5,976	4,451	1,525	34%
% of web application development revenue	55%	50%			55%	49%
Managed service hosting	115	159	(44)	(28%)	261	288	(27)	(9%)
% of managed service hosting revenue	23%	31%			27%	29%
Subscription and perpetual licenses	178	167	11	7%	361	300	61	20%
% of subscription and perpetual revenue	24%	47%			29%	41%
Total cost of revenue	3,256	2,599	657	25%	6,598	5,039	1,559	31%
Gross profit	3,357	2,788	569	20%	6,544	5,827	717	12%
Gross profit margin	51%	52%			50%	54%
Operating expenses:
Sales and marketing	1,779	1,170	609	52%	3,422	2,420	1,002	41%
% of total revenue	27%	22%			26%	22%
General and administrative	1,022	1,032	(10)	(1%)	1,920	2,201	(281)	(13%)
% of total revenue	15%	19%			15%	20%
Research and development	470	250	220	88%	852	325	527	162%
% of total revenue	7%	5%			6%	3%
Depreciation and amortization	333	306	27	9%	681	609	72	12%
% of total revenue	5%	6%			5%	6%
Total operating expenses	3,604	2,758	846	31%	6,875	5,555	1,320	24%

(Loss) income from operations	(247)	30	(277)	(923%)	(331)	272	(603)	(222%)
Interest income (expense) net	(61)	5	(66)	(1,320%)	(112)	(1)	(111)	11,100%
(Loss) income before income taxes	(308)	35	(343)	(980%)	(443)	271	(714)	(263%)
Provision for income taxes	21	15	6	40%	42	31	11	35%
Net (loss) income	$(329)	$20	$(349)	(1,745%)	$(485)	$240	$(725)	(302%)
Adjusted EBITDA	$256	$528	(273)	(52%)	$741	$1,216	(475)	(39%)

Revenue

Our revenue is derived from three sources: (i) web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.  Total revenue for the three months ended March 31, 2011 was $6.6 million compared with $5.4 million for the three months ended March 31, 2010, an increase of 23%.  Total revenue for the six months ended March 31, 2011 was $13.1 million compared with $10.9 million for the six months ended March 31, 2010, an increase of 21%.

Web Application Development Services

Web application development services revenue is comprised of iAPPS development related services and other web development related services generated from non iAPPS related engagements. Revenue from web application development services increased $856 thousand, or 19% to $5.4 million from $4.5 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.   The increases in the three months ended March 31, 2011 over the comparable period are primarily related to our acquisitions of TMX (May 2010) and e.Magination (July 2010) completed in the last two quarters of fiscal 2010. Also contributing to the increases are services engagements generated from sales of our iAPPS product.

Web application development services revenue as a percentage of total revenue decreased to 81% from 84% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The decrease as a percentage of total revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is attributable to a larger mix of iAPPS perpetual license revenue compared to overall services revenues.

Revenue from web application development increased $1.8 million, or 20% to $10.9 million from $9.1 million for the six months ended March 31, 2011 compared to the six months ended March 31, 2010.   The increases in Web application development for the six months ended March 31, 2011 over the comparable period are primarily related to our acquisitions of TMX (May 2010) and e.Magination (July 2010) completed in the last two quarters of fiscal 2010. Also contributing to the increases are services engagements generated from sales of our iAPPS product.

Web application development services revenue as a percentage of total revenue decreased to 83% from 84% for the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The decrease as a percentage of total revenues for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 is attributable to a larger mix of iAPPS perpetual license revenue compared to overall services revenues.

Managed Service Hosting

Revenue from managed service hosting decreased $5 thousand to $501 thousand from $506 thousand for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Revenue from managed service hosting decreased $32 thousand to $968 thousand from $1.0 million for the six months ended March 31, 2011 compared to the six months ended March 31, 2010.

The decreases in the three and six months ended March 31, 2011 over the comparable periods are attributable to our efforts to engage with customers that are aligned with our core competencies and proactively end our engagements with a number of smaller hosting customers obtained through previous acquisitions. Managed services revenue as a percentage of total revenue decreased to 8% from 9% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, and decreased to 7% from 9% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of the increase in license revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $375 thousand, or 105% to $731 thousand from $356 thousand for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Revenue from subscription and perpetual licenses increased $522 thousand, or 72% to $1.3 million from $728 thousand for the six months ended March 31, 2011 compared to the six months ended March 31, 2010.

The increases are primarily due to increases in iAPPS perpetual license revenue and annual maintenance renewals recognized in the three and six months ended March 31, 2011 compared to the three and six months ended March 31, 2010. Subscription and perpetual license revenue as a percentage of total revenue increased to 11% from 7% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, and increased to 10% from 7% for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 as a result of the increase in perpetual license revenue and annual maintenance revenue.  Historically, revenue from perpetual licenses has fluctuated from quarter to quarter.

Costs of Revenue

Total cost of revenue increased $657 thousand, or 25% to $3.3 million from $2.6 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Total cost of revenue increased $1.6 million, or 31% to $6.6 million from $5.0 million for the six months ended March 31, 2011 compared to the six months ended March 31, 2010.

Cost of Web Application Development Services

Cost of web application development services increased $690 thousand, or 30% to $3.0 million from $2.3 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The cost of web application development services as a percentage of application development services revenue increased to 55% from 50% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Cost of web application development services increased $1.5 million, or 34% to $6.0 million from $4.5 million for the six months ended March 31, 2011 compared to the six months ended March 31, 2010.  The cost of web application development services as a percentage of application development services revenue increased to 55% from 49% for the six months ended March 31, 2011 compared to the six months ended March 31, 2010.

The increases in the cost of web application development services in the three and six months ended March 31, 2011 over the comparable periods are attributable to the increase in the number of web application development related employees obtained from the two acquisitions completed during the last two quarters of fiscal 2010 and is commensurate with an increase in revenues.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $44 thousand or 28% to $115 thousand from $159 thousand for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The cost of managed services as a percentage of managed services revenue decreased to 23% from 31% the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Cost of managed service hosting decreased $27 thousand or 9% to $261 from $288 thousand for the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The cost of managed services as a percentage of managed services revenue decreased to 27% from 29% the six months ended March 31, 2011 compared to the six months ended March 31, 2010.

The decreases in managed service hosting costs for the three and six months ended March 31, 2011 over the comparable periods are due to our efforts to streamline costs in relation to ending engagements with lower margin hosting customers. We will continue to make investments to our hosting environment to support our core customer base, which is a higher margin business.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $11 thousand, or 7% to $178 thousand from $167 thousand for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 24% from 47% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Cost of subscription and perpetual licenses increased $61 thousand, or 20% to $361 from $300 thousand for the six months ended March 31, 2011 compared to the six months ended March 31, 2010.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 29% from 41% for the six months ended March 31, 2011 compared to the six months ended March 31, 2010.

The increases in subscription and perpetual license costs for the three and six months ended March 31, 2011 over the comparable periods is commensurate with the increase in revenues.   The decrease in costs as a percentage of revenue is due to a larger mix of perpetual license revenue to subscription revenue during the current period as compared to the prior period, as perpetual licenses are a higher margin business. Costs to support subscription and license revenues are relatively fixed, resulting in a higher margin revenue base.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $609 thousand, or 52% to $1.8 million from $1.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Sales and marketing expenses represented 27% and 22% of total revenue for the three months ended March 31, 2011 and 2010, respectively.  Sales and marketing expenses increased $1.0 million, or 41% to $3.4 million from $2.4 million for the six months ended March 31, 2011 compared to the six months ended March 31, 2010.  Sales and marketing expenses represented 26% and 22% of total revenue for the six months ended March 31, 2011 and 2010, respectively.

The increases are primarily attributable to the increase in the number of sales related employees obtained from the two acquisitions completed during the last two quarters of fiscal 2010 and an increase in sales commissions commensurate with the increase in revenues.

General and Administrative Expenses

General and administrative expenses decreased $10 thousand, or 1% to $1.0 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.   General and administrative expenses represented 15% and 19% of total revenue for the three months ended March 31, 2011 and 2010, respectively.  General and administrative expenses decreased $281 thousand, or 13% to $1.9 million from $2.2 million for the six months ended March 31, 2011 compared to the six months ended March 31, 2010.   General and administrative expenses represented 15% and 20% of total revenue for the six months ended March 31, 2011 and 2010, respectively.

The decrease in general and administrative expenses is primarily due to improved general and administrative staff efficiencies and reduced compensation and consulting expenses.  The decrease as a percentage of revenue is a result of streamlining personnel and corporate costs to support the increases in revenues without a commensurate increase in costs.

Research and Development

Research and development expense increased by $220 thousand, or 88% to $470 thousand from $250 thousand for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Research and development expense increased by $527 thousand, or 162% to $852 thousand from $325 thousand for the six months ended March 31, 2011 compared to the six months ended March 31, 2010.  Capitalized software development costs were immaterial for the three and six months ended March 31, 2011. Capitalized software costs were $168 thousand and $338 thousand for three and six months ended March 31, 2010. Had such costs not been capitalized, research and development expense would have been $418 thousand and $663 thousand for the three and six months ended March 31, 2010.

The increase in research and development expense is primarily due to an increase in the number of research and development employees combined with the decrease in capitalized software costs quarter over quarter and year over year. We will continue to invest in enhancements for our iAPPS Product Suite.

Depreciation and Amortization

Depreciation and amortization expense increased by $27 thousand, or 9% to $333 thousand from $306 thousand for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Depreciation and amortization expense increased by $72 thousand, or 12% to $681 thousand from $609 thousand for six months ended March 31, 2011 compared to the six months ended March 31, 2010. Depreciation and amortization represented 5% and 6% of revenue for the six months ended March 31, 2011 and 2010, respectively.

This increase is primarily attributable to additional amortization expense for intangible assets resulting from the two acquisitions completed in the second half of fiscal 2010.

Income Taxes

The provision for income tax expense was $21 thousand and $15 thousand for three months ended March 31, 2011 compared to the three months ended March 31, 2010, and $42 thousand and $31 thousand for six months ended March 31, 2011 compared to the six months ended March 31, 2010.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

Income (Loss) from Operations

The loss from operations was $247 thousand and $331 thousand for the three and six months ended March 31, 2011, as compared to income from operations of $30 thousand and $272 thousand for the three and six months ended March 31, 2010.

The loss from operations for the three months and six months ended March 31, 2011 is attributable to an increase in personnel costs for employees obtained through the two acquisitions completed during the last two quarters of fiscal 2010, as well as a decrease in capitalization of software development costs for the three and six months ended March 31, 2011 as compared to the same periods of the previous year.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net (loss) income	$(329)	$20	$(485)	$240
Provision for income tax	21	15	42	31
Interest expense (income), net	61	(5)	112	1
Amortization of intangible assets	190	142	398	283
Depreciation	150	187	312	371
EBITDA	93	359	379	926
Other amortization	91	66	175	117
Stock based compensation	72	103	187	173
Adjusted EBITDA	$256	$528	$741	$1,216

The decrease in Adjusted EBITDA is primarily related to a lower amount of net income for the current period as compared with the prior periods and additional costs related to acquisitions.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $20 thousand for the six months ended March 31, 2011 compared to cash provided by operating activities of $961 thousand for the six months ended March 31, 2010.  The decrease in cash provided from operating activities is primarily attributable to lower net income for six months ended March 31, 2011 compared to the six months ended March 31, 2010. The decrease in net income is attributable to a decrease in capitalization of software development costs as compared to the prior period, as well as amortization of intangibles and personnel related costs resulting from our acquisitions completed in the second half of fiscal 2010.  Accounts payable and accrued liabilities also decreased by $327 thousand in the six months ended March 31, 2011, as we made a managed effort to reduce liabilities.

Investing Activities

Cash used in investing activities was $626 thousand for the six months ended March 31, 2011 compared to $1.3 million for the six months ended March 31, 2010.   This amount included expenditures for equipment and improvements of $213 thousand for the six months ended March 31, 2011 compared with $116 thousand for the six months ended March 31, 2010.   Contingent acquisition payments were $413 thousand for the six months ended March 31, 2011 compared with $878 thousand for the six months ended March 31, 2010.

Financing Activities

Cash provided by financing activities was $679 thousand for the six months ended March 31, 2011 compared to $613 thousand for the six months ended March 31, 2010. The increase in cash provided by financing activities for the six months ended March 31, 2011 was primarily attributable to proceeds (net of issuance costs) from the sale of common stock of $857 thousand in October 2010. Also contributing to cash provided by financing activities were proceeds from exercises of employee stock options of $121 thousand, offset by repayment of subordinated promissory notes and capital lease obligations of $124 thousand.  At March 31, 2011, $4.8 million was outstanding under the bank credit line.

Capital Resources and Liquidity Outlook

On October 29, 2010, we sold 1,000,000 shares of common stock at $1.00 per share for gross proceeds of $1 million in a private placement. Net proceeds after offering expenses were approximately $857 thousand.

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

Contractual Obligations

We lease our facilities in the United States and India.  During the first quarter of fiscal 2011, the Company signed new office leases for its Baltimore, Maryland location and its Bangalore, India location.

Other new contractual obligations as of March 31, 2011 include equipment acquired under capitalized lease agreements valued at $573 thousand with payments extending through March 2013.

As of March 31, 2011, we had an accrued contingent earnout liability of $1.6 million from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2014.  Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.  We also have potential contingent acquisition payments of $1.3 million due related to acquisitions completed prior to September 30, 2009, which are not required to be accrued until earned.

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

We recognize revenue as required by the Revenue Recognition Topic of the Codification.  Revenue is generally recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred or the services have been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is reasonably assured. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

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

Web application development services are contracted for on either a fixed price or time and materials basis.  For its fixed price engagements, after assigning the relative selling price to the elements of the arrangement, the Company applies the proportional performance model (if not subject to contract accounting) to recognize revenue based on cost incurred in relation to total estimated cost at completion. The Company has determined that labor costs are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input when providing application development services. Customers are invoiced monthly or upon the completion of milestones. For milestone based projects, since milestone pricing is based on expected hourly costs and the duration of such engagements is relatively short, this input approach principally mirrors an output approach under the proportional performance model for revenue recognition on such fixed priced engagements.  For time and materials contracts, revenues are recognized as the services are provided.

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

Managed Service Hosting

Managed service hosting includes hosting arrangements that provide for the use of certain hardware and infrastructure for those customers who do not wish to host our applications independently.  Hosting agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party generally upon 30-days notice.  Revenue is recognized monthly as the hosting services are delivered.   Set up fees paid by customers in connection with managed hosting services are deferred and recognized ratably over the longer of the life of the hosting period or the expected lives of customer relationships.  We continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals.

Subscriptions and Perpetual Licenses

The Company licenses its software on either a perpetual or subscription basis. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period and an option to purchase post-customer support (“PCS”).  For arrangements that consist of a perpetual license and PCS, as long as Vendor Specific Objective Evidence (“VSOE”) exists for the PCS, then PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized on a residual basis.  Under the residual method, the fair value of the undelivered elements are deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met.

Customers may also license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”.  SaaS is a model of software deployment where an application is hosted as a service provided to customers across the Internet.  Subscription agreements include access to the Company’s software application via an internet connection, the related hosting of the application, and PCS.  Customers receive automatic updates and upgrades, and new releases of the products as soon as they become available. Customers cannot take possession of the software.  Subscription agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party upon 30 to 45 days notice.  Revenue is recognized monthly as the services are delivered.  Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the life of subscription period or the expected lives of customer relationships.  We continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals.

Multiple Element Arrangements

 In accounting for multiple element arrangements, we follow either ASC Topic 605-985 Revenue Recognition Software or ASC Topic 605-25 Revenue Recognition Multiple Element Arrangements, as applicable.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides amendments to certain paragraphs of previously issued ASC Subtopic 605-25 – Revenue Recognition: Multiple-Deliverable Revenue Arrangements.  In accordance with ASU 2009-13, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met (1) the delivered item has value to the customer on a standalone basis and (2) for an arrangement that includes a right of return relative to the delivered item, delivery of performance of the delivered item is considered probable and within our control. If the deliverables do not meet the criteria for being a separate unit of accounting then they are combined with a deliverable that does meet that criterion.  The accounting guidance also requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The accounting guidance also establishes a selling price hierarchy for determining the selling price of a deliverable.  We determine selling price using VSOE, if it exists; otherwise, we use Third-party Evidence (“TPE”).  If neither VSOE nor TPE of selling price exists for a unit of accounting, we use Estimated Selling Price (“ESP”).

VSOE is generally limited to the price at which we sell the element in a separate stand-alone transaction. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. It is difficult for us to obtain sufficient information on competitor pricing, so we may not be able to substantiate TPE. If we cannot establish selling price based on VSOE or TPE then we will use ESP.  ESP is derived by considering the selling price for similar services and our ongoing pricing strategies. The selling prices used in our allocations of arrangement consideration are analyzed at minimum on an annual basis and more frequently if our business necessitates a more timely review. We have determined that we have VSOE on our SaaS offerings, certain application development services, managed hosting services, and PCS because we have evidence of these elements sold on a stand-alone basis.

When the Company licenses its software on a perpetual basis in a multiple element arrangement that arrangement typically includes PCS and application development services, we follow the guidance of ASC Topic 605-985.  In assessing the hierarchy of relative selling price for PCS, we have determined that VSOE is established for PCS.  VSOE for PCS is based on the price of PCS when sold separately, which has been established via annual renewal rates. Similarly, when the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes managed service hosting (“hosting”), we have determined that VSOE is established for hosting based on the price of the hosting when sold separately, which has been established based on renewal rates of the hosting contract.   Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis.   The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with ASC Topic 605-985, when perpetual licenses are sold in multiple element arrangements including application development services where VSOE for the services has not been established, the license revenue is deferred and recognized using contract accounting. The Company has determined that services are not essential to the functionality of the software and it has the ability to make estimates necessary to apply percentage-of-completion accounting.  In those cases where perpetual licenses are sold in a multiple element arrangement that includes application development services where VSOE for the services has been established, the license revenue is recognized under the residual method and the application services are recognized upon delivery.

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

When subscription arrangements are sold with application development services, the Company uses its judgement as to whether the application development services qualify as a separate unit of accounting. When subscription service arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration in multiple-deliverable arrangements at the inception of an arrangement to all deliverables based on the relative selling price model in accordance with the selling price hierarchy, which includes: (i) VSOE when available; (ii) TPE if VSOE is not available; and (iii) ESP if neither VSOE or TPE is available. For those subscription arrangements sold with multiple elements whereby the application development services do not qualify as a separate unit of accounting, the application services revenue is recognized ratably over the subscription period.  Subscriptions also include a PCS component, and the Company has determined that the two elements cannot be separated and must be recognized as one unit over the applicable service period.  Set up fees paid by customers in connection with subscription arrangements are deferred and recognized ratably over the longer of the life of the hosting period or the expected lives of customer relationships, which generally range from two to three years.  We continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals and our newer product offerings.

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

Accounting for Cost of Computer Software to be Sold, Leased or Otherwise Marketed

We charge research and development expenditures for technology development to operations as incurred.  However, in accordance with Codification 985-20, Costs of Software to be Sold Leased or Otherwise Marketed, we capitalize certain software development costs subsequent to the establishment of technological feasibility.  Based on our product development process, technological feasibility is established upon completion of a working model. Certain costs incurred between completion of a working model and the point at which the product is ready for general release are capitalized if significant. Once the product is available for general release, the capitalized costs are amortized in cost of sales.

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

The factors the Company considers important that could indicate impairment include its stock price, significant under performance relative to prior operating results, changes in projections, significant changes in the manner of the Company’s use of assets or the strategy for the Company’s overall business, and significant negative industry or economic trends.

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

During the twelve month period ended September 30, 2010, the carrying value of goodwill increased as a result of the acquisitions of TMX  and e.Magination (both of which included contingent earnout payments recorded at the time of the transaction) and the accrual of contingent acquisition payments related to acquisitions completed prior to September 30, 2009 (which are recorded as increases to goodwill as they are earned but not currently recorded).  The Company is obligated to continue paying quarterly contingent acquisition payments to former owners of acquired companies in the amount of $1.6 million based on the achievement of certain predefined operating metrics. The accrual of contingent acquisitions payments related to acquisitions completed prior to September 30, 2009 are estimated to be $1.3 million.  If such payments are earned they will be recorded as an increase to goodwill.  To the extent goodwill continues to increase as a result of such payments and to the extent there are unfavorable changes in assumptions used to determine the Company’s fair value (including a decline in the Company’s market capitalization), there can be no assurance that the Company will not have another impairment charge in the future.

Accounting for Stock-Based Compensation

At March 31, 2011, we maintained two stock-based compensation plans more fully described in Note 11 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2010.

The Company accounts for stock-based compensation awards in accordance with the Compensation-Stock Compensation Topic of the Codification.  Share-based payments (to the extent they are compensatory) are recognized in our consolidated statements of operations based on their fair values.

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

We estimate the fair value of employee stock options using the Black-Scholes-Merton option valuation model.  The fair value of an award is affected by our stock price on the date of grant as well as other assumptions including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options.  The risk-free interest rate assumption we use is based upon United States treasury interest rates appropriate for the expected life of the awards.  We use the historical volatility of our publicly traded options in order to estimate future stock price trends.  In order to determine the estimated period of time that we expect employees to hold their stock options, we use historical trends of employee turnover.  Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

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

We estimated the fair value of the stock option modifications using the Black-Scholes-Merton option model and are recording additional stock-based compensation of approximately $300 thousand over the three year vesting period.  While we believe that our estimates are based on outcomes that are reasonably likely to occur, if actual results differ significantly from those estimated or if future changes are made to our assumptions, the amount of recognized compensation expense could change significantly.  For additional information refer to Footnote 11 of the Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year ended September 30, 2010.

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

As of March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Employment Agreement between Bridgeline Digital, Inc. and Michael D. Prinn dated January 19, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 21, 2011).

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

Bridgeline Digital, Inc.
(Registrant)

May 16, 2011	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

May 16, 2011	/s/ Michael D. Prinn
Date	Michael D. Prinn Vice President Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).