Form 10-Q
period 2011-06-30
Bridgeline Digital, Inc.
filed 2011-08-15
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No   ☒

The number of shares of Common Stock par value $0.001 per share, outstanding as of August 12, 2011 was 12,306,207.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2011

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2011

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share,  our ability to maintain our listing on the Nasdaq Capital Market, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, or risks associated with our contracts with the U.S. federal government. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share and per share data)
(Unaudited)

ASSETS	June 30,	September 30,
	2011	2010
Current assets:
Cash and cash equivalents	$1,167	$3,045
Accounts receivable and unbilled receivables, net	4,163	3,929
Prepaid expenses and other current assets	479	351
Total current assets	5,809	7,325
Equipment and improvements, net	1,614	1,171
Intangible assets, net	1,710	2,292
Goodwill	20,039	20,036
Other assets	840	900
Total assets	$30,012	$31,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$861	$1,270
Accrued liabilities	1,059	1,024
Accrued earnouts, current	390	900
Debt, current	292	2,475
Capital lease obligations, current	224	50
Deferred revenue	1,482	899
Total current liabilities	4,308	6,618

Accrued earnouts, net of current portion	1,073	1,073
Debt, net of current portion	2,900	3,025
Capital lease obligations, net of current portion	264	11
Other long term liabilities	296	341
Total liabilities	8,841	11,068

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock -$0.001 par value; 20,000,000 shares authorized; 12,306,207 and 11,188,208 shares issued and outstanding, respectively	12	11
Additional paid-in capital	38,012	36,749
Accumulated deficit	(16,719)	(15,988)
Accumulated other comprehensive loss	(134)	(116)
Total stockholders’ equity	21,171	20,656
Total liabilities and stockholders’ equity	$30,012	$31,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Web application development services	$5,483	$4,813	$16,408	$13,951
Managed service hosting	509	450	1,476	1,450
Subscription and perpetual licenses	540	537	1,790	1,265
Total revenue	6,532	5,800	19,674	16,666
Cost of revenue:
Web application development services	2,978	2,404	8,955	6,855
Managed service hosting	94	94	355	382
Subscription and perpetual licenses	161	178	521	478
Total cost of revenue	3,233	2,676	9,831	7,715
Gross profit	3,299	3,124	9,843	8,951
Operating expenses:
Sales and marketing	1,631	1,427	5,054	3,847
General and administrative	1,066	1,045	2,985	3,246
Research and development	448	259	1,300	584
Depreciation and amortization	325	321	1,006	930
Total operating expenses	3,470	3,052	10,345	8,607
(Loss) income from operations	(171)	72	(502)	344
Interest income (expense), net	(54)	(16)	(166)	(17)
(Loss) income before income taxes	(225)	56	(668)	327
Provison for income taxes	21	21	63	52
Net (loss) income	$(246)	$35	$(731)	$275

Net (loss) income per share:
Basic	$(0.02)	$0.00	$(0.06)	$0.02
Diluted	$(0.02)	$0.00	$(0.06)	$0.02
Number of weighted average shares:
Basic	12,306,207	11,188,208	12,148,287	11,185,506
Diluted	12,306,207	11,529,013	12,148,287	11,606,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(731)	$275
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of intangible assets	582	431
Depreciation	454	566
Other amortization	263	186
Stock-based compensation	286	287
Interest	15	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(234)	(74)
Prepaid expenses and other assets	(288)	(42)
Accounts payable and accrued liabilities	(376)	(17)
Deferred revenue	583	142
Other liabilities	(45)	(35)
Total adjustments	1,240	1,444
Net cash provided by operating activities	509	1,719
Cash flows from investing activities:
Purchases of property and improvements	(321)	(351)
Software development capitalization costs	(43)	(496)
Acquisitions, net of cash	-	(415)
Contingent acquisition payments	(510)	(1,247)
Net cash used in investing activities	(874)	(2,509)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	857	-
Proceeds from exercise of employee stock options	121	5
Borrowings from bank line of credit	4,450	4,650
Payments on bank line of credit	(6,674)	(4,000)
Payments on subordinated promissory notes	(84)	-
Principal payments on capital leases	(165)	(61)
Net cash (used in)/provided by financing activities	(1,495)	594
Effect of exchange rate changes on cash and cash equivalents	(18)	(1)
Net decrease in cash and cash equivalents	(1,878)	(197)
Cash and cash equivalents at beginning of period	3,045	3,060
Cash and cash equivalents at end of period	$1,167	$2,863
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$148	$30
Income taxes	$27	$22
Non cash activities:
Equipment purchased under capital leases	$577	-
Equipment and other assets included in accounts payable	$35	$45
Accrued contingent consideration (earnouts)	$-	$467
Issuance of subordinated promissory note for acquisition	$-	$500

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, Inc. (“Bridgeline” or the “Company”), a Delaware corporation, is a developer of an award-winning web experience management product suite named iAPPS® and interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS® product suite, combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

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

The iAPPS product suite is a cloud based product that is delivered through a SaaS (“Software as a Service”) business model, in which the Company delivers software over the Internet while providing maintenance, daily technical operation and support; or via traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s co-managed hosting facility.

Bridgeline’s team of Microsoft® Gold Certified developers specialize in end-to-end interactive technology solutions which include digital strategy, user center design, web application development, SharePoint development, rich media development, search engine optimization and web application hosting management.

In 2010, KM Magazine Editors selected iAPPS as the Trend Setting Product of the Year.  iAPPS Content Manager won the 2010 Codie Award for the Best Content Management Solution Globally.  In addition, in 2010 and 2011, B2B Interactive selected Bridgeline as one of the Top Interactive Technology companies in the United States.

Locations

The Company’s corporate office is located north of Boston, Massachusetts.  The Company maintains regional offices serving the following geographical locations: Atlanta, GA; Baltimore, MD; Boston, MA; Chicago, IL; Denver, CO; New York, NY; and Philadelphia, PA.  The Company has two wholly-owned subsidiaries, e.magination IG, LLC, located in Maryland and Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2011, the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010, respectively, and the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, respectively, are unaudited. The unaudited interim condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2010. These condensed consolidated  financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at June 30, 2011 and its consolidated results of operations for the three and nine months ended June 30, 2011 and 2010, respectively, and its consolidated cash flows for the nine months ended June 30, 2011 and 2010, respectively. The results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2011. The accompanying September 30, 2010 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”), which amends ASC 820, Fair Value Measurement.  This Accounting Standards Update is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). This ASU will be effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income, which was issued to enhance comparability between entities that report under US GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  This pronouncement is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption of the new guidance is permitted and full retrospective application is required.  The Company is currently evaluating the effect that the provision of this pronouncement will have on its financial statements.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Subsequent Events

The Company evaluated all subsequent events through the date of this filing and concluded there were no other material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements.

3.   Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of June 30, 2011	As of September 30, 2010
Accounts receivable	$3,653	$3,854
Accounts receivable secured by promissory note	395	—
Unbilled receivables	404	361
Subtotal	4,452	4,215
Allowance for doubtful accounts	(289)	(286)
Accounts receivable and unbilled receivables, net	$4,163	$3,929

In May 2011, the Company secured a promissory note from one of its customers for a receivable in the amount of $471 thousand.  In accordance with the terms of the promissory note, the customer agreed to pay the principal in weekly installments with interest at a rate equal to 10% per annum.  At June 30, 2011, the amount outstanding inclusive of accrued interest was $395 thousand.  Management believes that this note will be collected in its entirety.

4.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	As of June 30, 2011
	Gross	Accumulated	Net
	Asset	Amortization	Amount
Intangible assets:
Customer related & non-compete agreements	$4,034	$(2,324)	$1,710
Domain and trade names	26	(26)	—
Acquired software	362	(362)	—
Total intangible assets	$4,422	$(2,712)	$1,710

	As of September 30, 2010
	Gross	Accumulated	Net
	Asset	Amortization	Amount
Intangible assets:
Customer related & non-compete agreements	$4,034	$(1,772)	$2,262
Domain and trade names	26	(26)	—
Acquired software	362	(332)	30
Total intangible assets	$4,422	$(2,130)	$2,292

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Total amortization expense related to intangible assets for the three and nine months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Amortization expense charged to:
Cost of revenue	$-	$22	$30	$67
Operating expense	184	126	552	364
Total	$184	$148	$582	$431

5.  Goodwill

Changes in the carrying amount of goodwill follows:

As of June 30, 2011

Balance at beginning of period	$20,036
Purchase price allocation adjustments	3
Balance at end of period	$20,039

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

6.   Debt

Debt consists of the following:

	As of June 30, 2011	As of September 30, 2010
Line of credit borrowings	$2,776	$5,000
Subordinated promissory note	416	500
Total debt	3,192	5,500
Less current portion	(292)	(2,475)
Debt, net of current portion	$2,900	$3,025

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

At June 30, 2011, the company had an outstanding balance under the credit line of $2.8 million with interest accrued at 3.25%.

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

As of June 30, 2011: (i) Debt Warrants with an exercise price of $0.001 for 240,000 shares have been exercised and 40,000 Debt Warrants expired in April 2011, therefore no remaining Debt Warrants are available; (ii) Underwriter’s Debt Warrants to purchase 71,231 shares at an exercise price of $5.00 have been cancelled and 40,769 Underwriter’s Debt Warrants at an exercise price of $4.93 expired in April 2011, therefore no remaining Underwriter’s Debt Warrants are available; (iii) IPO Warrants to purchase 57,000 shares at an exercise price of $7.50 have been cancelled and 93,000 IPO Warrants remain outstanding with an exercise price of $7.39; (iv) placement agent warrants to purchase 64,000 shares at an exercise price of $1.45 are outstanding; and (v) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2010	2,345,705	$1.01	302,000	$5.58
Granted	628,000	1.22	114,000	1.47
Exercised	(117,999)	1.03	—	—
Forfeited, cancelled or expired	(542,667)	1.25	(209,000)	4.71
Outstanding, June 30, 2011	2,313,039	$1.01	207,000	$4.13

8.  Comprehensive Income

Comprehensive income includes net (loss) income, as well as other changes in stockholder’s equity that result from transactions and economic events other than those with the stockholders.

Comprehensive (loss) income was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Net(loss) income	$(246)	$35	$(731)	$275
Net change in foreign currency translation adjustment	(25)	10	(18)	(3)
Comprehensive (loss) income	$(271)	$45	$(749)	$272

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

9.   Net Income Per Share

Basic and diluted net (loss) income per share is computed as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	June 30,		June 30,
	2011	2010	2011	2010
Net (loss) income	$(246)	$35	$(731)	$275
Weighted average common shares outstanding - basic	12,306	11,188	12,148	11,186
Effect of dilutive securities (primarily stock options)	-	341	-	420
Weighted average common shares outstanding - diluted	12,306	11,529	12,148	11,606

Net (loss) income per share - basic	$(0.02)	$0.00	$(0.06)	$0.02
Net (loss) income per share - diluted	$(0.02)	$0.00	$(0.06)	$0.02

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “ treasury stock” method.

For the three and nine months ended June 30, 2011, options to purchase shares of the Company’s common stock of 187,167 and 302,938 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were 675,000 shares to be issued in connection with the e.Magination acquisition.  Options to purchase shares of the Company’s common stock of 652,250 and 618,750 for the three and nine months ended June 30, 2010 were not included in the computation of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period and were anti-dilutive.

10. Income Taxes

Income tax expense was $21 thousand and $21 thousand for the three months ended June 30, 2011 and 2010, respectively, and $63 thousand and $52 thousand for the nine months ended June 30, 2011 and 2010, respectively. Income tax expense consists of the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

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

Overview

Bridgeline Digital is a developer of an award-winning web experience management product suite named iAPPS® and interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS product suite combined with its interactive development capabilities assist customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

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

The iAPPS  product suite is a cloud based product that is delivered through a SaaS (“Software as a Service”) business model, in which we deliver our software over the Internet while providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s co-managed hosting facility.

In 2010, KM Magazine Editors selected iAPPS as the Trend Setting Product of the Year. iAPPS Content Manager won the 2010 Codie Award for the Best Content Management Solution Globally. In addition, in 2010 and 2011, B2B Interactive selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States.

Bridgeline’s team of Microsoft® Gold Certified developers specialize in end-to-end interactive technology solutions which include digital strategy, user center design, web application development, SharePoint development, rich media development, search engine optimization and web application hosting management.

Customer Information

We had approximately 536 customers at June 30, 2011 compared with approximately 617 customers at June 30, 2010, a decrease of 13%.   The Company has proactively been terminating engagements with a number of smaller customers obtained through previous acquisitions for which the Companies core competencies are not aligned and are not conducive to growth. Approximately 383 of the Company’s customers, or 72%, pay a monthly subscription fee or a monthly managed service hosting fee.

For the three and nine months ended June 30, 2011 and 2010 no customer represented 10% or more of total revenue.

Results of Operations for the Three and Nine Months Ended June 30, 2011 compared to the Three and Nine Months Ended June 30, 2010

Total  revenue for the three months ended June 30, 2011 was $6.5 million compared with $5.8 million for the three months ended June 30, 2010, an increase of 13%.  We had a net loss of $246 thousand for the three months ended June 30, 2011 compared with net income of $35 thousand for the three months ended June 30, 2010.  Net loss per share for the three months ended June 30, 2011 was $(0.02) compared with net income per share of $0.00 for the three months ended June 30, 2010.

Total revenue for the nine months ended June 30, 2011 was $19.7 million compared with $16.7 million for the nine months ended June 30, 2010, an increase of 18%.  We had a net loss of $731 thousand for the nine months ended June 30, 2011 compared with net income of $275 thousand for the nine months ended June 30, 2010.  Net loss per share for the nine months ended June 30, 2011 was $(0.06) compared with net income per share of $0.02 for the nine months ended June 30, 2010.

The following items affected the results of operation for the three and nine months ended June 30, 2011 as compared with the three and nine months ended June 30, 2010:

●	We released, iAPPS Commerce in the first quarter of fiscal 2010, and iAPPS Marketier in the third quarter of fiscal 2010, and iAPPS Version 4.6 in the third fiscal quarter 2011.

●
We completed two acquisitions in fiscal 2010 that are included in our results of operations from the date of acquisition. We acquired TMX Interactive, Inc. (“TMX”, now Bridgeline Philadelphia) in May 2010 and e.Magination network, LLC.  (“e.magination”, now Bridgeline Baltimore) in July 2010.

●
In the nine months ended June 30, 2010, we capitalized $496 thousand of software development costs.  However, in the nine months ended June 30, 2011, capitalization of software developments costs was $43 thousand.

The following table sets forth the percentages of revenue for items included in our unaudited condensed consolidated statement of operations presented in our Quarterly Reports on Form 10-Q for the periods presented.

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	June 30,	June 30,	$	%	June 30,	June 30,	$	%
Revenue:	2011	2010	Change	Change	2011	2010	Change	Change
Web application development services	$5,483	$4,813	670	14%	$16,408	$13,951	2,457	18%
% of total revenue	84%	83%			83%	84%
Managed service hosting	509	450	59	13%	1,476	1,450	26	2%
% of total revenue	8%	8%			8%	9%
Subscription and perpetual licenses	540	537	3	1%	1,790	1,265	525	42%
% of total revenue	8%	9%			9%	8%
Total revenue	6,532	5,800	732	13%	19,674	16,666	3,008	18%
Cost of revenue:
Web application development services	2,978	2,404	574	24%	8,955	6,855	2,100	31%
% of web application development revenue	54%	50%			55%	49%
Managed service hosting	94	94	-	0%	355	382	(27)	(7%)
% of managed service hosting revenue	18%	21%			24%	26%
Subscription and perpetual licenses	161	178	(17)	-10%	521	478	43	9%
% of subscription and perpetual revenue	30%	33%			29%	38%
Total cost of revenue	3,233	2,676	557	21%	9,831	7,715	2,116	27%
Gross profit	3,299	3,124	175	6%	9,843	8,951	892	10%
Gross profit margin	51%	54%			50%	54%
Operating expenses:
Sales and marketing	1,631	1,427	204	14%	5,054	3,847	1,207	31%
% of total revenue	25%	25%			26%	23%
General and administrative	1,066	1,045	21	2%	2,985	3,246	(261)	(8%)
% of total revenue	16%	18%			15%	19%
Research and development	448	259	189	73%	1,300	584	716	123%
% of total revenue	7%	4%			7%	4%
Depreciation and amortization	325	321	4	1%	1,006	930	76	8%
% of total revenue	5%	6%			5%	6%
Total operating expenses	3,470	3,052	418	14%	10,345	8,607	1,738	20%

(Loss) income from operations	(171)	72	(243)	(338%)	(502)	344	(846)	(246%)
Interest income (expense) net	(54)	(16)	(38)	238%	(166)	(17)	(149)	876%
(Loss) income before income taxes	(225)	56	(281)	(502%)	(668)	327	(995)	(304%)
Provision for income taxes	21	21	-	0%	63	52	11	21%
Net (loss) income	$(246)	$35	$(281)	(803%)	$(731)	$275	$(1,006)	(366%)
Adjusted EBITDA	$342	$598	(256)	(43%)	$1,083	$1,814	(731)	(40%)

Revenue

Our revenue is derived from three sources: (i) web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.  Total revenue for the three months ended June 30, 2011 was $6.5 million compared with $5.8 million for the three months ended June 30, 2010, an increase of 13%.  Total revenue for the nine months ended June 30, 2011 was $19.7 million compared with $16.7 million for the nine months ended June 30, 2010, an increase of 18%.

Web Application Development Services

Web application development services revenue is comprised of iAPPS development related services and other web development related services generated from non iAPPS related engagements. Revenue from web application development services increased $670 thousand, or 14% to $5.5 million from $4.8 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.   The increases in the three months ended June 30, 2011 over the comparable period are primarily related to our acquisitions of TMX (May 2010) and e.Magination (July 2010) completed in the last two quarters of fiscal 2010. Also contributing to the increases are services engagements generated from sales of our iAPPS product.

Web application development services revenue as a percentage of total revenue increased to 84% from 83% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The increase as a percentage of total revenues for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is attributable to the increases in services engagements generated from sales of our iAPPS products.

Revenue from web application development increased $2.5 million, or 18% to $16.4 million from $14.0 million for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.   The increases in web application development for the nine months ended June 30, 2011 over the comparable period are primarily related to our acquisitions of TMX (May 2010) and e.Magination (July 2010) completed in the last two quarters of fiscal 2010. Also contributing to the increases are services engagements generated from sales of our iAPPS product.

Web application development services revenue as a percentage of total revenue decreased to 83% from 84% for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. The decrease as a percentage of total revenues for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 is attributable to an increase in iAPPS perpetual license and SaaS revenue compared to overall services revenues during the first half of fiscal 2011.

Managed Service Hosting

Revenue from managed service hosting increased $59 thousand, or 13%, to $509 thousand from $450 thousand for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Revenue from managed service hosting increased $26 thousand for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010 and remained relatively flat quarter over quarter at $1.5 million for both periods.

The increases in the three months ended June 30, 2011 over the comparable period is attributable to the realization of our efforts to proactively end our engagements with a number of smaller hosting customers obtained through previous acquisitions and replace with larger hosting customers better aligned with our core competencies. Managed services revenue as a percentage of total revenue was 8% for both the three months ended June 30, 2011 and the three months ended June 30, 2010, and decreased to 8% from 9% for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 as a result of the increase in subscription and perpetual license revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $3 thousand and remained relatively flat in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Revenue from subscription and perpetual licenses increased $525 thousand, or 42% to $1.8 million from $1.3 million for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.

The increase in the three months ended June 30, 2011 over the comparable period is attributable to an increase in subscription licenses of 10% and in increase in annual maintenance renewals of 76%, offset by a decrease in perpetual license revenue of 27%. The increase in the nine months ended June 30, 2011 over the comparable period is attributable to an increase in perpetual licenses of 117% during the first half of the year, as well as increases in annual maintenance renewals and subscription licenses.

Subscription and perpetual license revenue as a percentage of total revenue decreased to 8% from 9% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This decrease was due to increases in revenue derived from our web application development services and hosting services. Subscription and perpetual license revenue as a percentage of total revenue increased to 9% from 8% for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 as a result of the increase in perpetual license revenue and annual maintenance revenue.  Historically, revenue from perpetual licenses has fluctuated from quarter to quarter.

Costs of Revenue

Total cost of revenue increased $557 thousand, or 21% to $3.2 million from $2.7 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Total cost of revenue increased $2.1 million, or 27% to $9.8 million from $7.7 million for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.

Cost of Web Application Development Services

Cost of web application development services increased $574 thousand, or 24%, to $3.0 million from $2.4 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The cost of web application development services as a percentage of application development services revenue increased to 54% from 50% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Cost of web application development services increased $2.1 million, or 31% to $9.0 million from $6.9 million for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.  The cost of web application development services as a percentage of application development services revenue increased to 55% from 49% for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.

The increases in the cost of web application development services in the three and nine months ended June 30, 2011 over the comparable periods are attributable to the increase in the number of web application development related employees obtained from the two acquisitions completed during the last two quarters of fiscal 2010.

Cost of Managed Service Hosting

Cost of managed service hosting remained flat at $94 thousand for the three months ended June 30, 2011 and June 30, 2010. The cost of managed services as a percentage of managed services revenue decreased to 18% from 21% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Cost of managed service hosting decreased $27 thousand or 7% to $355 from $382 thousand for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. The cost of managed services as a percentage of managed services revenue decreased to 24% from 26% for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.

The decrease in managed service hosting costs for the nine months ended June 30, 2011 over the comparable period is due to our efforts to streamline costs in relation to ending engagements with lower margin hosting customers. We will continue to make investments to our hosting environment to support our core customer base, which is a higher margin business.

Cost of Subscription and Perpetual Licenses

Cost of subscription and perpetual licenses decreased $17 thousand, or 10% to $161 thousand from $178 thousand for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 30% from 33% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Cost of subscription and perpetual licenses increased $43 thousand, or 9% to $521 from $478 thousand for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 29% from 38% for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.

The decreases in subscription and perpetual license costs for the three months ended June 30, 2011 over the comparable period is attributable to a decrease in costs associated with perpetual licenses.  The increases in subscription and perpetual license costs for the nine months ended June 30, 2011 over the comparable periods is due to the increase in subscription and perpetual license revenue.  The decrease in costs as a percentage of revenue for the nine months ended June 30, 2011 compared to the previous period is due to a larger mix of perpetual license revenue, which has a lower cost structure, to subscription revenue, which has a higher cost structure.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $204 thousand, or 14%, to $1.6 million from $1.4 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Sales and marketing expenses represented 25% of total revenue for the three months ended June 30, 2011 and 2010.  Sales and marketing expenses increased $1.2 million, or 31% to $5.1 million from $3.8 million for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.  Sales and marketing expenses represented 26% and 23% of total revenue for the nine months ended June 30, 2011 and June 30, 2010, respectively.

The increases are primarily attributable to the increase in the number of sales related employees obtained from the two acquisitions completed during the last two quarters of fiscal 2010 and, to a lesser extent, an increase in marketing expenses related to promoting iAPPS.

General and Administrative Expenses

General and administrative expenses increased $21 thousand, or 2%, to $1.1 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.   General and administrative expenses represented 16% and 18% of total revenue for the three months ended June 30, 2011 and 2010, respectively.  General and administrative expenses decreased $261 thousand, or 8% to $3.0 million from $3.2 million for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.   General and administrative expenses represented 15% and 19% of total revenue for the nine months ended June 30, 2011 and 2010, respectively.

General and administrative expenses increased slightly at $21 thousand for the three months ended June 30, 2011 over the comparable period, but decreased $261 thousand for the nine months ended June 30, 2011 over the comparable period. The decrease is primarily due to improved general and administrative staff efficiencies and reduced compensation expense.  The decreases as a percentage of revenue for the three and nine months ended June 30, 2011 compared to the three and nine months ended June 30, 2010 are a result of streamlining personnel and corporate costs to support the increases in revenues without a commensurate increase in costs.

Research and Development

Research and development expense increased by $189 thousand, or 73% to $448 thousand from $259 thousand for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Research and development expense increased by $716 thousand, or 123% to $1.3 million from $584 thousand for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.  Capitalized software development costs were significantly less compared to the previous periods at $33 thousand and $43 thousand for the three and nine months ended June 30, 2011. Capitalized software costs were $109 thousand and $496 thousand for three and nine months ended June 30, 2010. Had such costs not been capitalized, research and development expense would have been $368 thousand and $1 million for the three and nine months ended June 30, 2010.

The increase in research and development expense is primarily due to an increase in the number of research and development employees combined with the decrease in capitalized software costs quarter over quarter and year over year. We will continue to invest in enhancements for our iAPPS Product Suite.

Depreciation and Amortization

Depreciation and amortization expense increased by $4 thousand, or 1% to $325 thousand from $321 thousand for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Depreciation and amortization expense increased by $76 thousand, or 8% to $1.0 million from $930 thousand for nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. Depreciation and amortization represented 5% and 6% of revenue for the nine months ended June 30, 2011 and 2010, respectively.

This increase in depreciation and amortization expense is primarily attributable to additional amortization expense for intangible assets resulting from the two acquisitions completed in the second half of fiscal 2010.

Income Taxes

The provision for income tax expense was $21 thousand for both the three months ended June 30, 2011 and the three months ended June 30, 2010, and $63 thousand and $52 thousand for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

Income (Loss) from Operations

The loss from operations was $171 thousand and $502 thousand for the three and nine months ended June 30, 2011, as compared to income from operations of $72 thousand and $344 thousand for the three and nine months ended June 30, 2010.

The loss from operations for the three months and nine months ended June 30, 2011 is attributable to an increase in personnel costs for employees obtained through the two acquisitions completed during the last two quarters of fiscal 2010, as well as a decrease in capitalization of software development costs for the three and nine months ended June 30, 2011 as compared to the same periods of the previous year.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

(in thousands)	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net (loss) income	$(246)	$35	$(731)	$275
Provision for income tax	21	21	63	52
Interest expense (income), net	54	16	166	17
Amortization of intangible assets	184	148	582	431
Depreciation	142	195	454	566
EBITDA	155	415	534	1,341
Other amortization	88	69	263	186
Stock based compensation	99	114	286	287
Adjusted EBITDA	$342	$598	$1,083	$1,814

The decrease in Adjusted EBITDA is primarily related to a lower amount of net income for the current period as compared with the prior periods and amortization costs related to acquisitions.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $509 thousand for the nine months ended June 30, 2011 compared to cash provided by operating activities of $1.7 million for the nine months ended June 30, 2010.  The decrease in cash provided from operating activities is primarily attributable to lower net income for nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. The decrease in net income is attributable to a decrease in capitalization of software development costs as compared to the prior period, as well as amortization of intangibles and personnel related costs resulting from our acquisitions completed in the second half of fiscal 2010.  Accounts payable and accrued liabilities also decreased by $376 thousand in the nine months ended June 30, 2011, as we made a managed effort to reduce liabilities.

Investing Activities

Cash used in investing activities was $874 thousand for the nine months ended June 30, 2011 compared to $2.5 million for the nine months ended June 30, 2010.   This amount included expenditures for equipment and improvements of $321 thousand for the nine months ended June 30, 2011 compared with $351 thousand for the nine months ended June 30, 2010.   Contingent acquisition payments were $510 thousand for the nine months ended June 30, 2011 compared with $1.2 million for the nine months ended June 30, 2010.

Financing Activities

Cash used in financing activities was $1.5 million for the nine months ended June 30, 2011 compared to cash provided by financing activities of $594 thousand for the nine months ended June 30, 2010. The decrease in cash provided by financing activities for the nine months ended June 30, 2011 was primarily attributable to repayment of subordinated promissory notes and capital lease obligations of $249 thousand and net borrowings/repayments on the bank line of credit of $2.2 million, partially offset by proceeds (net of issuance costs) from the sale of common stock of $857 thousand in October 2010 and proceeds from exercises of employee stock options of $121 thousand.  At June 30, 2011, $2.8 million was outstanding under the bank credit line.

Capital Resources and Liquidity Outlook

On October 29, 2010, we sold 1,000,000 shares of common stock at $1.00 per share for gross proceeds of $1 million in a private placement. Net proceeds after offering expenses were approximately $857 thousand.

We believe that cash generated from operations and borrowings from the bank line of credit will be sufficient to fund the company’s working capital and capital expenditure needs in the foreseeable future.

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

Contractual Obligations

We lease our facilities in the United States and India.  During the first quarter of fiscal 2011, the Company signed new office leases for its Baltimore, Maryland location and its Bangalore, India location.  During the third quarter of fiscal 2011, the Company signed an amendment to extend its lease for its Atlanta location for an additional five years, at a cost of approximately $13 thousand per month.

Other new contractual obligations as of June 30, 2011 include equipment acquired under capitalized lease agreements valued at $577 thousand with payments extending through June 2013.

As of June 30, 2011, we had an accrued contingent earnout liability of $1.5 million from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2014.  Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.  We also have potential contingent acquisition payments of $1.3 million due related to acquisitions completed prior to September 30, 2009, which are not required to be accrued until earned. In order for these potential acquisition payments to be earned, a minimum level of revenue and a minimum level of operating income must be achieved by various business units.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition: Multiple-Deliverable RevenueArrangements (“ASU 2009-13”). ASU 2009-13 provides amendments to certain paragraphs of previously issued ASC Subtopic 605-25 – Revenue Recognition: Multiple-Deliverable Revenue Arrangements.  In accordance with ASU 2009-13, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met (1) the delivered item has value to the customer on a standalone basis and (2) for an arrangement that includes a right of return relative to the delivered item, delivery of performance of the delivered item is considered probable and within our control. If the deliverables do not meet the criteria for being a separate unit of accounting then they are combined with a deliverable that does meet that criterion.  The accounting guidance also requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The accounting guidance also establishes a selling price hierarchy for determining the selling price of a deliverable.  We determine selling price using VSOE, if it exists; otherwise, we use Third-party Evidence (“TPE”).  If neither VSOE nor TPE of selling price exists for a unit of accounting, we use Estimated Selling Price (“ESP”).

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

When subscription arrangements are sold with application development services, the Company uses its judgment as to whether the application development services qualify as a separate unit of accounting. When subscription service arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration in multiple-deliverable arrangements at the inception of an arrangement to all deliverables based on the relative selling price model in accordance with the selling price hierarchy, which includes: (i) VSOE when available; (ii) TPE if VSOE is not available; and (iii) ESP if neither VSOE or TPE is available. For those subscription arrangements sold with multiple elements whereby the application development services do not qualify as a separate unit of accounting, the application services revenue is recognized ratably over the subscription period.  Subscriptions also include a PCS component, and the Company has determined that the two elements cannot be separated and must be recognized as one unit over the applicable service period.  Set up fees paid by customers in connection with subscription arrangements are deferred and recognized ratably over the longer of the life of the hosting period or the expected lives of customer relationships, which generally range from two to three years.  We continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals and our newer product offerings.

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

During the twelve month period ended September 30, 2010, the carrying value of goodwill increased as a result of the acquisitions of TMX  and e.Magination (both of which included contingent earnout payments recorded at the time of the transaction) and the accrual of contingent acquisition payments related to acquisitions completed prior to September 30, 2009 (which are recorded as increases to goodwill as they are earned but not currently recorded).  The Company is obligated to continue paying quarterly contingent acquisition payments to former owners of acquired companies in the amount of $1.5 million based on the achievement of certain predefined operating metrics. The accrual of contingent acquisitions payments related to acquisitions completed prior to September 30, 2009 are estimated to be $1.3 million.  If such payments are earned they will be recorded as an increase to goodwill.  To the extent goodwill continues to increase as a result of such payments and to the extent there are unfavorable changes in assumptions used to determine the Company’s fair value (including a decline in the Company’s market capitalization), there can be no assurance that the Company will not have another impairment charge in the future.

Accounting for Stock-Based Compensation

At June 30, 2011, we maintained two stock-based compensation plans more fully described in Note 11 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2010.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Vice President, Finance and Chief Accounting Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2010.

Item 1A.	Risk Factors

We may not be able to maintain our listing on the NASDAQ Capital Market if we are unable to satisfy the minimum bid price requirements.

Our common stock is currently listed for quotation on the NASDAQ Capital Market. We are required to meet certain financial requirements in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. As of August 12, 2011, the minimum bid price of our common stock was $0.93.  If our common stock trades below $1.00 per share for 30 consecutive business days we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. If we fail to satisfy the NASDAQ Capital Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Capital Market. Any potential delisting of our common stock from the NASDAQ Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and have a negative effect on the market price for our shares.

Item 6.	Exhibits.

Exhibit No.	Description of Document
10.1
Fourth Loan Modification Agreement dated May 6, 2011, between Bridgeline Digital, Inc., e.MAGINATION IG, LLC and Silicon Valley Bank ( incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 11, 2011).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgeline Digital, Inc.
(Registrant)

August 15, 2011	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

August 15, 2011	/s/ Michael D. Prinn
Date	Michael D. Prinn Vice President, Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.