Form 10-K
period 2011-09-30
Bridgeline Digital, Inc.
filed 2011-12-29
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

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
Yes   ☒  No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9,833,222 based on the closing price of $1.10 of the issuer’s common stock, par value $.001 per share, as reported by the NASDAQ Stock Market on March 31, 2011.

On December 21, 2011, there were 12,472,873 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2012 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended September 30, 2011, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Forward Looking Statement
Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, our ability to maintain our listing on the Nasdaq Capital Market, the affect of the delisting of our common stock from the Nasdaq Capital Market, the limited market for our common stock, the volatility of the market price of our common stock, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, or risks associated with our contracts with the U.S. federal government.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described herein and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Digital, Inc.

PART I

Item 1.   Business.

Overview

Bridgeline Digital is a developer of an award-winning Web Experience Management (WEM) product suite named iAPPS® and award-winning interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS product suite combined with its interactive development capabilities assists customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

Bridgeline Digital’s iAPPS product suite provides solutions that deeply integrate Web Content Management, eCommerce, eMarketing, and web Analytics capabilities within the mission critical website, on-line stores, intranets, extranets, or portals in which they reside; enabling business users to enhance and optimize the value of their web properties.  Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s rapidly evolving web properties.

The iAPPS  product suite is delivered through a Cloud-based SaaS (“Software as a Service”) business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s co-managed hosting facility.

KMWorld Magazine Editors selected iAPPS as aTrend Setting Product in both 2010 and 2011. iAPPS Content Manager won the 2010 Codie Award for Best Content Management Solution globally, and was a finalist for the same award in 2011. iAPPS Commerce was also selected as a finalist for the 2011 Codie Award for Best Electronic Commerce Solution, globally. B2B Interactive has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States in 2009, 2010 and 2011.

Bridgeline’s team of Microsoft ®  Gold Certified developers specialize in end-to-end interactive technology solutions which include digital strategy, user-centered design, web experience development, SharePoint development, rich media development, search engine optimization and web experience hosting management.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Highlights of Fiscal 2011

Highlights of fiscal 2011 include the achievement of record revenues, record iAPPS license sales and key iAPPS product releases and updates:

•	Record Revenues - Bridgeline Digital achieved record revenues of $26.3 million, an 11% increase compared to fiscal 2010.
•
Record License Sales - Bridgeline Digital had a record number of iAPPS licenses sold within a fiscal year. The Company sold 213 new iAPPS licenses during fiscal 2011, a 47% increase when compared to fiscal 2010.

•
Key Product Releases - In the third quarter of fiscal 2011, Bridgeline released iAPPS version 4.6 providing multiple feature enhancements to iAPPS Analyzer and various key updates to iAPPS Content Manager and iAPPS Marketier.

Products and Services

Products

Subscription and Perpetual Licenses

Revenue from sales of both on-demand SaaS web tools and perpetual licenses is reported as Subscription and perpetual licenses in the accompanying consolidated financial statements.

iAPPS Product Suite

The iAPPS product suite provides a unified common set of shared software modules that are critical to today’s mission critical websites, on-line stores, intranets, extranets, and portals.   The iAPPS product suite empowers companies and developers to create websites and web applications with advanced business logic, state-of-the-art graphical user interfaces, and improved quality – all in a shorter timeframe with less coding than is typically required by comparable products.

The iAPPS product suite is a WEM platform that unifies web Content Management, web Analytics, eCommerce, and eMarketing capabilities deep within websites, web applications or on-line stores in which they reside, enabling customers to enhance and optimize the value of their web properties and better engage their website users.    The iAPPS product suite significantly enhances Web Experience Management (WEM) and Customer Experience Management (CXM) capabilities.

The iAPPS product suite includes:

•
iAPPS Content Manager allows non-technical users to create, edit, and publish content via a browser-based interface. The advanced, easy-to-use interface allows businesses to keep content and promotions fresh - whether for a public commercial site or a company intranet. iAPPS Content Manager handles the presentation of content based on a sophisticated indexing and security scheme that includes management of front-end access to online applications. The system provides a robust library functionality to manage permissions, versions and organization of different content types, including multimedia files and images. Administrators are able to easily configure a simple or advanced workflow.  The system can accommodate the complexity of larger companies with strict regulatory policies. iAPPS Content Manager is uniquely integrated and unified with iAPPS Analyzer, iAPPS Commerce, and iAPPS Marketier; providing our customers with precise information,  more accurate results, expansion options, and stronger user adoption.

•
iAPPS Commerce is an online B2B and B2C eCommerce solution that allows users to maximize and manage all aspects of their domestic and international Commerce initiatives. The customizable dashboard provides customers with a real-time overview of the performance of their online stores, such as sales trends, demographics, profit margins, inventory levels, inventory alerts, fulfillment deficiencies, average check out times, potential production issues, and delivery times. Commerce also provides backend access to payment and shipping gateways. In combining iAPPS Commerce with iAPPS Analyzer and iAPPS Marketier, our customers can take their Commerce initiatives to a new level by personalizing their product offerings, improving their marketing effectiveness, providing value-added services and cross selling additional products.  iAPPS Commerce is uniquely integrated and unified with iAPPS Analyzer, iAPPS Content Manager, and iAPPS Marketier; providing our customers with precise information, more accurate results, expansion options, and stronger user adoption.

•
iAPPS Marketier is a marketing lifecycle management solution that includes customer transaction analysis, email management, surveys and polls, event registration and issue tracking to measure campaign return on investment and client satisfaction. Website content and user profiling is leveraged to deliver targeted campaigns and stronger customer relationships. The email management features provides comprehensive reporting capabilities including success rate, and recipient activity such as click-thrus and opt-outs.  iAPPS Marketier integrates with leading customer relationship management systems (CRM’s) such as Salesforce.com and leading ad banner engines such as Google.  iAPPS Marketier is uniquely integrated and unified with iAPPS Analyzer, iAPPS Content Manager, and iAPPS Commerce; providing customers with precise information, more accurate results, expansion options, and stronger user adoption.

•
iAPPS Analyzer provides the ability to manage, measure and optimize web properties by recording detailed events and subsequently mine data within a web application for statistical analysis. Our customers have access to information regarding where their visitors are coming from, what content and products their viewers are most interested in, and how they navigate through a particular web application. Through user-definable web reports, iAPPS  Analytics provides deep insight into areas like visitor usage, content access, age of content, actions taken, and event triggers, and reports on both client and server-side events. iAPPS Analyzer’s smart recommendation engine uses this data and identifies actionable solutions enabling our customers to optimize site content and reach their digital campaign goals. There are over 20 standard web reports that come with iAPPS Analyzer.    iAPPS Analyzer is uniquely integrated and unified with iAPPS Content Manager, iAPPS Commerce, and iAPPS Marketier; providing our customers with precise information, more accurate results, expansion options, and stronger user adoption.

Services

Digital Strategy

Bridgeline helps customers maximize the effectiveness of their online marketing activities to ensure that their web applications can be exposed to the potential customers that use search engines to locate products and services. Bridgeline’s web analytics experts offer consulting and assistance in implementing iAPPS Analyzer or any other type of web analytics package. Bridgeline’s SEO services include competitive analysis, website review, keyword generation, proprietary leading page technology, ongoing registration, monthly reports, and monitoring.

Web Application Development Services

Web Application development services address specific customer needs such as digital strategy, web design and web development, usability engineering, information architecture, rich media development, and search engine optimization. (“SEO”).  Application development engagements are often sold as part of a multiple element arrangement that includes our software products, hosting arrangements (i.e. Managed Service Hosting) that provide for the use of certain hardware and infrastructure at one of our co-managed network operating centers, or retained professional services subsequent to completion of the application development.

Usability Design

By integrating usability into traditional development life cycles, we believe our usability experts can significantly enhance a user’s experience.  Our usability professionals provide the following services:  usability audits, information architecture, process analysis and optimization, interface design and user testing.  Our systematic and user-centered approach to application development focuses on developing applications that are intuitive, accessible, engaging, and effective. Our goal is to produce a net effect of increased traffic, improved visitor retention, increased user productivity, reduced user error, lower support cost, and reduced long-term development cost.

Information Architecture

Information Architecture is a design methodology focused on structuring information to ensure that users can find the appropriate data and can complete their desired transactions within a website or application.  Understanding users and the context in which users will be initiating with a web application is central to information architecture.  Information architects try to put themselves in the position of a typical user of an application to better understand a user’s characteristics, behaviors, intentions and motivations.  At the same time, the information architect develops an understanding of a web application’s functionality and data structures.  The understanding of these components enables the architect to make customer centric decisions about the end user and then translate those decisions into site maps, wire frames and clickable prototypes.

Information architecture forms the foundation of a web application’s usability.  The extent to which a web application is user-friendly and is widely adopted by a user base is primarily dependent on the success of the information architecture.  Information architecture defines how well users can navigate through a website or application and how easily they can find the desired information or function.  As web application development becomes more standard and commoditized, information architecture will increase as a differentiator for application developers.

Rich Media Development

Traditional websites or web applications use simple graphics, static images, mainstream text and picture formats.  As technologies advanced and internet speeds have dramatically improved, a new internet media, referred to as Rich Media, has become much more ubiquitous.  Web applications that integrate 3D animation, audio, and streaming video into the interface of a website or web application engage viewers without compromising site usability.   Rich Media can change the way in which companies engage and interact with customers and site visitors, dramatically enhancing a company’s identity while improving conversion rates.  Bridgeline developers use AJAX, Flash, JavaScript and Silverlight to deliver compelling Rich Media solutions.

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

Revenue from Managed Service Hosting

Revenue from Managed Service Hosting is reported as Managed service hosting in the accompanying consolidated financial statements

Sales and Marketing

Overview

Bridgeline employs a direct sales force and each sale takes on average 60 to 180 days to complete.  Our direct sales force focuses its efforts selling to medium-sized and large companies. These companies are generally categorized in the following vertical markets: (i) financial services, (ii) consumer products and goods (iii) health services and life sciences, (iv) high technology, (software and hardware), (v) retail brand names, (vi) transportation and storage, (vii) associations and foundations and (viii) the U.S. Government.

We have eight geographic locations in the United States with full-time professional direct sales personnel.  Our geographic locations are in the metropolitan Atlanta, Baltimore, Boston, Chicago, Denver, New York, Philadelphia, and Tampa areas.

We have a value added reseller channel to supplement our direct sales force for our iAPPS Product Suite.  Our value added resellers are generally located in territories where we do not have a direct sales force.

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

Organic growth from existing customer base

We have specific proactive programs that consistently market our iAPPS product suite and interactive development capabilities. Our business development professionals seek ongoing business opportunities within our existing customer base and within other operating divisions or subsidiaries of our existing customer base.

New customer acquisition

We identify target customers within our vertical expertise (financial services, consumer products and goods, association and foundations, health services and life sciences, high technology, transportation and storage, retail brand names and U.S. Government). Our business development professionals develop an annual territory plan identifying various strategies to engage our target customers. These territory plans are updated every 60 days.

Customer retention programs

We use digital marketing capabilities when marketing to our customer base. We email internally generated whitepapers, user case studies, or Company related announcements to our customers on a bimonthly basis. We also host educational on-line or face to face seminars.

New lead generation programs

We generate targeted leads and new business opportunities by leveraging on-line marketing strategies. We receive leads by maximizing the search engine optimization capabilities of our own website. Through our website, we provide various educational white papers and promote upcoming on-line seminars. In addition we pay for banner advertisements on various independent newsletters, and paid search advertisements that are linked to our website. We also participate and exhibit at targeted events.

Social Media programs

We market Bridgeline’s upcoming events, white papers, blogs, case studies, digital product tutorials, announcements, and related articles frequently on leading social media platforms such as Twitter, LinkedIn, YouTube and Facebook.

 Acquisitions

Bridgeline plans to continue expanding its distribution of iAPPS and its interactive development capabilities throughout North America through acquisitions.  Due to the nature of our sales process and delivery requirements, we believe local staff is required in order to maximize market-share objectives.

We believe the web application development market in North America and Europe is growing and fragmented. We believe established yet small web application development companies have the ability to market, sell and install our iAPPS product suite in their local metropolitan markets. We believe these companies also have a .NET customer base and a niche presence in the local markets in which they operate. We believe there is an opportunity for us to acquire companies that specialize in web application development that are based in large North American cities in which we currently do not operate.  We believe that by acquiring certain of these companies and applying our business practices and efficiencies, we can accelerate our time to market of the iAPPS product suite.

We did not complete any acquisitions during the fiscal year ended September 30, 2011. However, on October 3, 2011, we completed the acquisition of Magnetic Corporation (“Magnetic”), a Tampa, Florida based web technology company. The Company acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150 thousand in cash (ii) assumption of $130 thousand of indebtedness and (iii) contingent consideration of up to $600 thousand in cash and 166,666 shares of Bridgeline Digital common stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue targets or the quarterly operating income targets are not met in a particular quarter, the earn-out period will be extended for up to four additional quarters.

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

Research and Development

We invested approximately $1.9 million in research and development activities for the year ended September 30, 2011, which included approximately $59 thousand in capitalized software costs.

We invested approximately $1.4 million in research and development for the year ended September 30, 2010, which included approximately $508 thousand of capitalized software costs.

Employees

We employed 148 employees worldwide as of September 30, 2011.  Substantially all of those employees are full time employees.

Customers

We primarily serve eight vertical markets that we believe have a history of investing in information technology enhancements and initiatives as follows:

•	Financial services
•	Consumer products and goods
•	Associations and foundations
•	Health services and life sciences
•	High technology (software and hardware)
•	Transportation and storage
•	Retail brand names
•	U.S. Government

For the year ended September 30, 2011, no customer generated more than 10% of our revenue.  We will focus efforts to engage with customers that are aligned with the Company's core competencies and will continue to proactively end engagements with a number of smaller hosting customers obtained through previous acquisitions.

Competition

The markets for our products and services, including software for web content management, eCommerce platform software, eMarketing software, web analytics software and web application development services are highly competitive, fragmented, and rapidly changing. Barriers to entry in such markets remain relatively low. The markets are significantly affected by new product introductions and other market activities of industry participants. With the introduction of new technologies and market entrants, we expect competition to persist and intensify in the future.

We believe we compete adequately with others and we distinguish ourselves from our competitors in a number of ways;

•
We believe our competitors generally offer their web application software typically as a single point of entry type product (such as only content management, or only commerce) as compared to deeply integrated approach that is provided by the  iAPPS product suite.

•
We believe our competitors can generally only deploy their solutions in either a Cloud/SaaS environment or in a dedicated server environment. The iAPPS product suite’s architecture is flexible and is capable of being deployed in either a Cloud/SaaS or dedicated server environment.

•
We believe the majority of our competitors do not provide interactive technology development services that compliment their software products. Our ability to develop mission critical web sites and online stores on our own deeply integrated iAPPS product suite providing a quality end-to-end solution that distinguishes us from our competitors.

•	We believe the interface of the iAPPS product suite has been designed for ease of use without substantial technical skills.

•	Finally, we believe the iAPPS product suite offers a competitive price-to-functionality ratio when compared to our competitors.

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available upon request, on our website ( www.bridgelinedigital.com ) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Copies of the following are also available through our website on the “About Us Investors” page under the caption “Governance” and are available in print to any shareholder who requests it:

• Code of Business Ethics
• Committee Charters for the following Board Committees:
o Nominating and Corporate Governance Committee o Audit Committee o Compensation Committee

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information regarding the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information and can be found at ( http://www.sec.gov ).

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

We operate in a highly competitive marketplace and generally encounter intense competition to create and maintain demand for our services and to obtain service contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The market for our iAPPS product suite (Content Manager, Analyzer, eCommerce, Marketier) and web development services are competitive and rapidly changing.  Barriers to entry in such markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which may result in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

The web development/services market is highly fragmented with a large number of competitors and potential competitors.  Our prominent public company competitors are Open Text, Oracle (Art Technology Group), Digital River, GSI Commerce, Adobe (Omniture) and Sapient. We face competition from customers and potential customers who develop their own applications internally. We also face competition from potential competitors that are substantially larger than we are and who have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

We will not be able to maintain our listing on the NASDAQ Capital Market if we are unable to satisfy NASDAQ’s minimum bid price requirements of $1.00 per share.

We are currently not in compliance with the requirements for listing on the NASDAQ Capital Market. We are required to meet certain financial criteria in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock.  Because our stock traded below $1.00 per share for 30 consecutive business days, on September 22, 2011, the NASDAQ Stock Market notified us that we are no longer in compliance with Marketplace Rule 5550(a)(2).  We were provided 180 calendar days, or until March 20, 2012, to regain compliance with the minimum closing bid price requirement. In accordance with Marketplace Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common stock meets or exceeds $1.00 per share for at least 10 consecutive business days.

If we are unable to demonstrate compliance by March 20, 2012, our shares of common stock will be subject to delisting. At that point, the NASDAQ staff will determine whether we meet the NASDAQ Capital Market initial listing criteria, except for the minimum bid price requirement. If NASDAQ determines that we meet the initial listing criteria, the NASDAQ staff will grant us an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the NASDAQ staff will provide written notice that our securities will be delisted from the NASDAQ Capital Market.

The delisting of our common stock could have a negative effect on the market price for our shares.

If our common stock is delisted from NASDAQ it may be traded on the OTCQX or the OTC Bulletin Board which may limit the market for our stock and affect our ability to raise capital.

We are currently not in compliance with the requirements for listing on the NASDAQ Capital Market.  If our common stock is delisted from NASDAQ,we will apply to have our common stock quoted on the OTCQX, the world’s largest interdealer quotation system, which is operated by OTC Market Groups, Inc.  Our stock may also be traded on the OTC Bulletin Board.

There may be a limited market for our common stock if it is quoted on the OTCQX or the OTC Bulletin Board.  Trading in our stock may become more difficult and our share price could decrease. Specifically, you may not be able to resell your shares of common stock at or above the price you paid.

In addition, the delisting of our common stock from NASDAQ may impair our ability to raise additional capital due to the less liquid nature of the OTCQX and OTC Bulletin Board markets. While we cannot guarantee that we would be able to complete an equity financing on acceptable terms, or at all, we believe that dilution from any equity financing while our shares are quoted on an over-the-counter market would likely be substantially greater than if we were to complete a financing while our common stock is traded on a national securities exchange. Further, if our common stock is not traded on an exchange, we will no longer be eligible to use short-form registration statements on Form S-3 for the registration of our securities, which could impair our ability to raise additional capital as needed.

There is a limited market for our common stock which may make it more difficult for you to sell your stock and which may reduce the market price of our common stock.

In fiscal 2011 our common stock on average traded less than 15,000 shares a day and in fiscal 2011 a total of 4.4 million shares of our common stock traded.  The trading volume of our shares of common stock is low when compared to most NASDAQ listed companies. The low trading volume of our common stock may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The low trading volume  may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will ever reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve either now or in the future.

The market price of our common stock is volatile which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this annual report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer, and we could face product liability exposure.

We develop and sell complex WEB software which may contain undetected errors, or bugs. Such errors can be detected at any point in a product’s life cycle, but are frequently found after introduction of new software or enhancements to existing software. We continually introduce new products and new versions of our products. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects. If we detect any errors before we ship a product, we might have to delay product shipment for an extended period of time while we address the problem. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Therefore, it is possible that, despite our testing, errors may occur in our software. These errors could result in the following:

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

We have never paid dividends and we do not anticipate paying dividends in the future.

We have never paid cash dividends and do not believe that we will pay any cash dividends on our common stock in the future. Since we have no plan to pay cash dividends, an investor would only realize income from his investment in our shares if there is a rise in the market price of our common stock, which is uncertain and unpredictable.

Item 1B. Unresolved Staff Comments

Not required.

Item 2.   Properties.

Our corporate office is relocating to Burlington, Massachusetts in February 2012.  This office will also house our New England business unit. The following table lists our offices, all of which are leased:

Geographic Location	Address	Size
Atlanta, Georgia	5555 Triangle Parkway Norcross, Georgia 30092	8,547 square feet, professional office space
Baltimore, Maryland	6711 Columbia Gateway Dr. Baltimore, Maryland 21046	4,925 square feet, Professional office space
Bangalore, India	65 Bagmane Tech Park, C.V Raman Nagar Byrasandra, Corp Ward 83, Bangalore 560 052	6,000 square feet professional office space
Boston, Massachusetts	10 Sixth Road Woburn, Massachusetts 01801	9,335 square feet, professional office space
Chicago, Illinois	30 N. LaSalle Street, 20th Floor Chicago, IL 60602	4,880 square feet, professional office space
Denver, Colorado	410 17th Street, Suite 600 Denver, CO 80202	12,270 square feet, professional office space
Philadelphia, Pennsylvania	1100 East Hector Street Conshohocken, Pennsylvania	4,619 square feet Professional office space
New York, New York	450 7th Avenue New York, NY. 10123	5,582 square feet, professional office space
Tampa, Florida (1)	5325 Primrose Lake Circle Tampa, FL. 33647	4,264 square feet Professional office space
Arlington,Virginia	4,300 Wilson Boulevard Arlington, VA 22203	4,801 square feet, professional office space

(1) The Tampa, Florida lease was assumed in connection with an acquisition and is effective October 3, 2011.

Item 3.   Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business.  As of September 30, 2011, Bridgeline was not engaged with any material legal proceedings, except as described below.

Bridgeline Digital, Inc vs. e.Magination network, LLC and its principal owner, Daniel Roche.

On August 6, 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline seeks damages for accounts receivable allegedly collected by Mr. Roche and e.Magination and used to pay obligations of e.Magination and Mr. Roche (accounts receivable contractually belong to Bridgeline).  e.Magination and Mr. Roche have asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline has breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline.  This lawsuit remains unresolved as of September 30, 2011.

Item 4.   Reserved

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Capital Market under the symbol BLIN.

Year Ended September 30, 2011	High	Low

Fourth Quarter	$1.16	$0.53
Third Quarter	$1.22	$0.82
Second Quarter	$1.51	$1.03
First Quarter	$1.62	$0.99

Year Ended September 30, 2010	High	Low

Fourth Quarter	$1.25	$0.95
Third Quarter	$1.32	$1.01
Second Quarter	$1.61	$1.12
First Quarter	$1.33	$1.04

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our shareholders in the near future. As of December 21, 2011, our common stock was held by approximately 1,174 shareholders. Most of the Company’s stock is held in street names through one or more nominees.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

Not applicable

Item 6.   Selected Financial Data.

Not required

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, our ability to maintain our listing on the Nasdaq Capital Market, the affect of the delisting of our common stock from the Nasdaq Capital Market, the limited market for our common stock, the volatility of the market price of our common stock, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, or risks associated with our contracts with the U.S. federal government.  These and other risks are more fully described herein and in our other filings with the Securities and Exchange Commission.

This section should be read in combination with the accompanying audited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview

Bridgeline Digital is a developer of an award-winning Web Experience Management (WEM) product suite named iAPPS® and award-winning interactive technology solutions that help organizations optimize business processes.  Bridgeline’s iAPPS product suite combined with its interactive development capabilities assists customers in maximizing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web based technologies.

Bridgeline Digital’s iAPPS product suite provides solutions that deeply integrate web Content Management, eCommerce, eMarketing, deep within the website, web applications, or on-line stores in which they reside; enabling business users to enhance and optimize the value of their web properties.  Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s rapidly evolving web properties.

The iAPPS  product suite is delivered through a Cloud-based SaaS (“Software as a Service”) business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s co-managed hosting facility.

KMWorld Magazine Editors selected iAPPS as aTrend Setting Product in both 2010 and 2011. iAPPS Content Manager won the 2010 Codie Award for Best Content Management Solution globally, and was a finalist for the same award in 2011. iAPPS Commerce was also selected as a finalist for the 2011 Codie Award for Best Electronic Commerce Solution, globally. B2B Interactive has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States in 2009, 2010 and 2011.

Bridgeline’s team of Microsoft ®  Gold Certified developers specialize in end-to-end interactive technology solutions which include digital strategy, user-centered design, web application development, SharePoint development, rich media development, search engine optimization and web application hosting management.

Sales and Marketing

Bridgeline employs a direct sales force and each sale takes on average 60 to 180 days to complete.  Our direct sales force focuses its efforts selling to medium-sized and large companies. These companies are generally categorized in the following vertical markets: (i) financial services, (ii) consumer products and goods (iii) health services and life sciences, (iv) high technology, (software and hardware), (v) retail brand names, (vi) transportation and storage, (vii) associations and foundations and (viii) the U.S. Government.

We have eight geographic locations in the United States with full-time professional direct sales personnel.  Our geographic locations are in the metropolitan Atlanta, Baltimore, Boston, Chicago, Denver, New York, Philadelphia, and Tampa areas.

We have a value added reseller channel to supplement our direct sales force for our iAPPS Product Suite.  Our value added resellers are generally located in territories where we do not have a direct sales force.

Acquisitions

Bridgeline plans to continue expanding its distribution of iAPPS and its interactive development capabilities throughout North America through acquisitions.  Due to the nature of our sales process and delivery requirements, we believe local staff is required in order to maximize market-share objectives.

We believe the web application development market in North America and Europe is growing and fragmented. We believe established yet small web application development companies have the ability to market, sell and install our iAPPS product suite in their local metropolitan markets. We believe these companies also have a .NET customer base and a niche presence in the local markets in which they operate. We believe there is an opportunity for us to acquire companies that specialize in web application development that are based in large North American cities in which we currently do not operate.  We believe that by acquiring certain of these companies and applying our business practices and efficiencies, we can accelerate our time to market of the iAPPS product suite.

We did not complete any acquisitions during the fiscal year ended September 30, 2011. However, on October 3, 2011, we completed the acquisition of Magnetic Corporation (“Magnetic”), a Tampa, Florida based web technology company. The Company acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150 thousand in cash (ii) assumption of $130 thousand of indebtedness and (iii) contingent consideration of up to $600 thousand in cash and 166,666 shares of Bridgeline Digital common stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue targets or the quarterly operating income targets are not met in a particular quarter, the earn-out period will be extended for up to four additional quarters.

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

Customer Information

We had 532 customers at September 30, 2011 and of these customers approximately 71% paid us a recurring monthly subscription fee or a recurring monthly managed service fee.  Approximately 70% of our customers in fiscal 2010 continued to be revenue generating customers in fiscal 2011, demonstrating a deep customer traction model.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2011 (“fiscal 2011”) increased 11% compared with total revenue for the fiscal year ended September 30, 2010 (“fiscal 2010”).   Loss from operations for fiscal 2011 was ($547) thousand compared with loss from operations of ($239) thousand for fiscal 2010.  We had a net loss for fiscal 2011 of ($782) thousand compared with a net loss of ($377) thousand for fiscal 2010.  Loss per share for fiscal 2011 was ($0.06) compared with loss per share of ($0.03) for fiscal 2010.

In fiscal 2010, we completed two acquisitions.  We acquired TMX Interactive, Inc. (now Bridgeline Philadelphia) on May 11, 2010 and e.Magination network, LLC. (now Bridgeline Baltimore) on July 09, 2010. The results of operations for these two acquisitions are included in our results of operations from the date of acquisition.

Highlights of Fiscal 2011

Highlights of fiscal 2011 include the achievement of record revenues, record iAPPS license sales and key iAPPS product releases and updates:

•	In fiscal 2011, Bridgeline Digital achieved record revenues of $26.3 million, an 11% increase compared to fiscal 2010.
•
In fiscal 2011, Bridgeline Digital had a record number of iAPPS licenses sold within a fiscal year. The Company sold 213 new iAPPS licenses during fiscal 2011, a 47% increase when compared to fiscal 2010.

•
iAPPS Version 4.6 – In the third quarter of fiscal 2011, Bridgeline released iAPPS version 4.6 providing multiple feature enhancements to iAPPS Analyzer and various key updates to iAPPS Content Manager and iAPPS Marketier.

RESULTS OF OPERATIONS	Year Ended September 30,
			$	%
(dollars in thousands)	2011	2010	Change	Change

Revenue
Web application development services
iAPPS application development services	$9,531	$8,717	$814	9%
% of total revenue	36%	37%
Other application development services	12,342	11,134	1,208	11%
% of total revenue	47%	47%
Subtotal web application development services	21,873	19,851	2,022	10%
% of total revenue	83%	84%
Managed service hosting	2,006	1,931	75	4%
% of total revenue	8%	8%
Subscription and perpetual licenses	2,388	1,776	612	34%
% of total revenue	9%	8%
Total revenue	26,267	23,558	2,709	11%

Cost of revenue

Web application development services
iAPPS application development cost	4,485	4,146	339	8%
% of iAPPS application development revenue	47%	48%
Other application development cost	7,386	5,875	1,511	26%
% of other application development revenue	60%	53%
Subtotal web application development services	11,871	10,021	1,850	18%
% of Web application development services revenue	54%	50%
Managed service hosting	443	603	(160)	(27%)
% of managed service hosting	22%	31%
Subscription and perpetual licenses	681	583	98	17%
% of subscription and perpetual licenses revenue	29%	33%
Total cost of revenue	12,995	11,207	1,788	16%
Gross profit	13,272	12,351	921	7%
Gross profit margin	50.5%	52.4%

Operating expenses
Sales and marketing	6,738	5,962	776	13%
% of total revenue	26%	25%
General and administrative	3,875	4,416	(541)	(12%)
% of total revenue	15%	19%
Research and development	1,866	926	940	102%
% of total revenue	7%	4%
Depreciation and amortization	1,340	1,286	54	4%
% of total revenue	5%	5%
Total operating expenses	13,819	12,590	1,229	10%
% of total revenue	53%	53%

Loss from operations	(547)	(239)	(308)	129%
Interest income (expense), net	(211)	(65)	(146)	225%
Loss before income taxes	(758)	(304)	(454)	149%
Provision for income taxes	24	73	(49)	(67%)
Net loss	$(782)	$(377)	$(405)	107%

Adjusted EBITDA	$1,527	$1,859	$(332)	(18%)

Revenue

Our revenue is derived from three sources: (i) web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.  Total revenue for fiscal 2011 increased 11% compared with total revenue for fiscal 2010.  Total revenue was $26.3 million for fiscal 2011 compared with $23.6 million for fiscal 2010.

Web Application Development Services

Web application development services revenue is comprised of iAPPS development related services and other development related services generated from non iAPPS customers. Revenue total from web application development increased $2.0 million, or 10% to $21.9 million from $19.9 million for fiscal 2011 compared to fiscal 2010.  The increases in web application development for fiscal 2011 compared to fiscal 2010 is primarily related to our acquisitions of TMX (May 2010) and e.Magination (July 2010) completed in the last two quarters of fiscal 2010. Also contributing to the increases are services engagements generated from sales of our iAPPS product.

Web application development services revenue as a percentage of total revenue decreased to 83% from 84% for fiscal 2011 compared with fiscal 2010 and is attributable to an increase in iAPPS perpetual license and SaaS revenue compared to overall services revenues during fiscal 2011.

iAPPS Application Development Services

Revenue from iAPPS application development services increased $814 thousand to $9.5 million, or 9%, compared to fiscal 2010. This was due to the Company’s focused effort on iAPPS related opportunities.

Other Application Development  Services

Revenue from other application development services increased $1.2 million to $12.3 million, or 11%, compared to fiscal 2010. This increase was primarily due to acquisitions made in the last half of fiscal 2010.

Managed Service Hosting

Revenue from managed service hosting increased $75 thousand, or 4% to $2.0 million from $1.9 million for fiscal 2011  compared with fiscal 2010, respectively.  The increase is attributable to our efforts to proactively end our engagements with a number of smaller hosting customers obtained through previous acquisitions and replace them with larger customers better aligned with our core competencies.

Managed services revenue as a percentage of total revenue remained flat at 8% for both fiscal years.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $612 thousand, or 34% to $2.4 million from $1.8 million for fiscal 2011 compared with fiscal 2010, respectively.  The increase is due primarily to a higher amount of perpetual license revenue recognized in fiscal 2011 as compared with fiscal 2010 combined with increases in annual maintenance renewals and subscription licenses.

Subscription and perpetual license revenue as a percentage of total revenue increased to 9% from 8% for fiscal 2011 compared to fiscal 2010.

Costs of Revenue

Total cost of revenue increased $1.8 million, or 16% to $13.0 million from $11.2 million for fiscal 2011 compared with fiscal 2010.

Cost of Web Application Development Services

Cost of web application development services increased $1.9 million, or 18% for fiscal 2011 compared to fiscal 2010.  The cost of total web application development services as a percentage of total web application development services revenue increased to 54% from 50% for fiscal 2011 compared to fiscal 2010, respectively.  This increase is a result of lower gross profit margins as a result of the two acquisitions from the previous year.

iAPPS Application Development Services

Cost of iAPPS application development services increased $339 thousand to $4.5 million, or 8%, compared to fiscal 2010. Cost of iAPPS application development services decreased 1% for fiscal 2011 as a percentage of iAPPS application development services.

Other Application Development  Services

Cost of other application development services increased $1.5 million to $7.4 million, or 26%, compared to fiscal 2010. This increase was primarily due to acquisitions made in the last half of fiscal 2010.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $160 thousand or 27% for fiscal 2011 compared to fiscal 2010. The cost of managed services as a percentage of managed services revenue decreased to 22% from 31% for fiscal 2011 compared to fiscal 2010, respectively. The decrease in the amount of managed service hosting costs is due to efforts to streamline costs in relation to ending engagements with lower margin hosting customers.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $98 thousand, or 17% for fiscal 2011 compared to fiscal 2010.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 29% from 33% for fiscal 2011 compared to fiscal 2010, respectively.  The increase in the amount of subscription and perpetual license costs is primarily related to additional software development costs capitalized in prior periods which are now being amortized.  The decrease as a percentage of revenue is due to higher subscription and perpetual license revenue during the current period as compared to the prior period.

Gross Profit Margin

Gross profit increased $1 million, or 7% in fiscal 2011 as compared with fiscal 2010.  Gross profit margins decreased to 51% from 52% for fiscal 2011 compared to fiscal 2010, respectively.  This decrease results from (i) the impact of lower gross margin web application development services revenue from acquisitions and (ii) focused efforts to engage with customers that are aligned with the Company’s core competencies and proactively ending engagements with a number of smaller customers obtained through previous acquisitions, some of which had high margins.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $776 thousand, or 13% to $6.7 million from $6.0 million for fiscal 2011 compared to fiscal 2010.  Sales and marketing expenses increased to 26% of total revenue for fiscal 2011 compared with 25% for fiscal 2010.  This increase is primarily attributable to increases associated with costs related to our acquisitions of TMX and e.Magination, including personnel costs and marketing costs to promote our iAPPS products.

General and Administrative Expenses

General and administrative expenses decreased $541 thousand, or 12% to $3.9 million from $4.4 million for fiscal 2011 compared with fiscal 2010.  General and administrative expense represented 15% of total revenue for fiscal 2011 compared with 19% of revenue for fiscal 2010.  The decrease in general and administrative expense is primarily due to professional fees and other costs related to our acquisitions of TMX and e.Magination in the amount of $356 thousand that were incurred during fiscal 2010, and a reduction in accrued earnouts for the TMX Interactive and eMagination network LLC asset purchases of $127 thousand and $171 thousand, respectively. All acquisition related costs are expensed to the Company’s statement of operations as incurred. The decrease is partially offset by $115 thousand in charges related to the sub-lease of our office in Arlington, Virginia.

Research and Development

Research and development expense increased by $940 thousand, or 102% to $1.9 million from $926 thousand for fiscal 2011 compared with fiscal 2010, after capitalization of software development cost.  Capitalized software development costs were $59 thousand and $508 thousand for fiscal 2011 and 2010, respectively. Had such costs not been capitalized, research and development expense would have been $1.9 million and $1.4 million for fiscal 2011 and 2010, respectively, an increase of $450 thousand.  The increase in cost also relates to higher personnel costs for fiscal 2011 as compared with the corresponding period of the prior year as we continue to invest in enhancements for our iAPPS products.

Depreciation and Amortization

Depreciation and amortization expense increased by $54 thousand, or 4% for fiscal 2011 compared with fiscal 2010. Depreciation and amortization remained constant at 5% of revenue for both comparable periods.  This increase is primarily attributable to additional amortization expense for intangible assets resulting from acquisitions completed in fiscal 2010.

Income (Loss) from Operations

The loss from operations was ($547) thousand for fiscal 2011 compared to a loss from operations of ($239) for fiscal 2010.  This increase in loss from operations is primarily due to increases in amortization of intangibles resulting from acquisitions completed in fiscal 2010,  investment in research and development, and sales and marketing costs to support our iAPPS products, offset by the increase in revenues and decrease in general and administrative expenses.

Interest Income(Expense), net

Interest income(expense), net increased to a $211 thousand net expense from a $65 thousand net expense for fiscal 2011 and 2010, respectively.  The increase in net expense in fiscal 2011 is attributable to interest expense incurred in relation to the Company’s bank term loans and subordinated debt.  Also, contributing to the net increase in interest expense is interest incurred in relation to capital equipment leases.

Provision for Income Taxes

The provision for income tax expense was $24 thousand and $73 thousand for fiscal 2011 and fiscal 2010, respectively.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax asset at September 30, 2011 and 2010.

The Federal net operating loss (NOL) carryforward of approximately $4.0 million as of September 30, 2011 expires on various dates through 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

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

The following table reconciles net income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

	Year Ended September 30,
	2011	2010
Net loss	$(782)	$(377)
Provision for income taxes	24	73
Interest (income) expense, net	211	65
Amortization of intangible assets	765	619
Depreciation	603	759
EBITDA	821	1,139
Other amortization	350	271
Stock-based compensation	356	449
Adjusted EBITDA	$1,527	$1,859

Adjusted EBITDA was $1.527 million for the year ended September 30, 2011 compared with $1.859 million for the year ended September 30, 2010, a decrease of 18%. The decrease in Adjusted EBITDA results primarily from a lower amount of net income for the current period as compared with the prior period.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $823 thousand for the year ended September 30, 2011, compared to $1.5 million for fiscal 2010.  This decrease in cash from operating activities is primarily attributable to lower net income for fiscal 2011 as compared with fiscal 2010 and an increase in accounts receivable.

Investing Activities

Cash used in investing activities was $1.4 million for the year ended September 30, 2011 compared to $5.5 million for fiscal 2010.  This amount included expenditures for equipment and improvements of $618 thousand for the year ended September 30, 2011 compared with $398 thousand for fiscal 2010, and capitalized software development costs of $59 thousand for the year ended September 30, 2011 as compared with $508 thousand in fiscal 2010.  Also included in investing activities for the twelve months ended September 30, 2010 was net cash paid for the TMX and e.Magination acquisitions of $3.1 million.  There were no acquisitions completed in fiscal 2011.  Contingent acquisition payments were $696 thousand for the year ended September 30, 2011 compared with $1.5 million for fiscal 2010.

Financing Activities

Cash provided by financing activities was $34 thousand for the year ended September 30, 2011 compared with cash provided of $3.9 million for fiscal 2010.  The cash provided by financing activities for the year ended September 30, 2011 was attributable to cash generated from the sale of common stock of $858 thousand and exercise of employee stock options of $121 thousand offset by net payments under the term loan and bank line of credit of $609 thousand and payments on capital leases of $212 thousand and subordinated debt of $124 thousand.  At September 30, 2011, the Company had an outstanding balance under the credit line of $2.4 million at 5.25% (SVB’s prime rate was 4.00%) and $2.0 million on its term loam at 5.75%.

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

Contractual Obligations

We lease our facilities in the United States and India.  Other contractual obligations include (i) certain equipment acquired under capitalized lease agreements, (ii) a subordinated promissory note in the amount of $375 thousand payable quarterly over three years beginning January 2011 with interest at 1% per annum and adjusted contingent earnouts of $255 thousand payable quarterly based on achievement of revenue targets beginning with the quarter ended December 31, 2010, both  related to the TMX Acquisition, (iii) contingent earnouts in the amount of $776 thousand payable in cash beginning with the quarter ended September 30, 2010 based on the achievement of revenue and earnings targets and $675 thousand payable in Bridgeline common stock beginning with the quarter ending December 31, 2012 based on the achievement of revenue and earnings targets, in connection with the e.Magination acquisition, (iv) contingent acquisition payments for prior acquisitions of $36 thousand payable through fiscal 2012, (v) contingent earnouts in the amount of $600 thousand payable in cash beginning with the quarter ended December 31, 2012 based on the achievement of revenue and earnings targets and 166,666 shares of Bridgeline common stock in connection with the Magnetic acquisition, and (vi) potential contingent acquisition payments related to acquisitions completed prior to September 30, 2009 which are not recorded in the Company’s financial statements in the maximum amount of $825 thousand quarterly through the first quarter of fiscal 2013. Our contractual obligations extend through FY 2019 and pertain to two leased facilities located in the United States.

The following summarizes our long-term contractual obligations:

	For the Year Ending September 30,
(in thousands)	2012	2013	2014	2015	2016	2017 and thereafter	Total
Payment obligations by year
Bank loans	$2,727	$672	$672	$321	$-	$-	$4,392
Subordinated promissory note	167	168	40	-	-	-	375
Capital leases	216	182	33	-	-	-	431
Operating leases (a)	1,292	1,213	1,054	893	708	1,322	6,482
Contingent acquisition payments (b)	495	672	500	-	-	-	1,667
Contingent acquisition payments (c)	660	165	-	-	-	-	825

Total	$5,557	$3,072	$2,299	$1,214	$708	$1,322	$14,172

(a) Net of sublease income
(b)     The contingent acquisition payments are maximum potential earn-out consideration payable to former owners of acquired companies.  Amounts actually paid may be less. Contingent acquisition payments do not include $675 thousand of potential common stock issuable upon achievement of certain revenue and earnings targets, related to the eMagination acquisition and 166,666 shares of Bridgeline Digital common stock related to the Magnetic acquistion.

(c) Potential contingent acquisition payments related to acquisitions completed prior to September 30, 2009 and not currently recorded. Contingent payments will be recorded when and if earned.

First Quarter Fiscal 2012

As part of the e.Magination acquisition, the Company acquired its wholly-owned subsidiary eMagination IG, LLC. The revenue of eMagination IG, LLC in fiscal 2011 was $1.5 million and was entirely derived from subcontract work for the U.S. Government.  The gross profit for the eMagination IG, LLC service work was $460 thousand, or a 30% gross margin, in fiscal 2011.  Due to the low gross margin contribution, the Company has decided not to continue the services work related to eMagination IG, LLC in fiscal 2012.  As a result, a portion of the acquired customer list in the e.Magination asset purchase may be impaired, however, management does not estimate the impairment to exceed $285 thousand.  If any impairment exists it will be recorded in the first quarter of fiscal 2012.

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

During fiscal 2010, we began to develop a reseller channel to supplement our direct sales force for our iAPPS Product Suite. We continued to develop this reseller channel in fiscal 2011.  Resellers are generally located in territories where we do not have a direct sales force.  Customers generally sign a license agreement directly with us. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

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

Customers may also license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”.  SaaS is a model of software deployment where an application is hosted as a service provided to customers across the Internet.  Subscription agreements include access to the Company’s software application via an internet connection, the related hosting of the application, and PCS.  Customers receive automatic updates and upgrades, and new releases of the products as soon as they become available. Customers cannot take possession of the software.  Subscription agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party upon 90 days notice.  Revenue is recognized monthly as the services are delivered.  Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the life of subscription period or the expected lives of customer relationships.  We continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals.

Multiple Element Arrangements

In accounting for multiple element arrangements, we follow either ASC Topic 605-985 Revenue Recognition Software or ASC Topic 605-25 Revenue Recognition Multiple Element Arrangements, as applicable.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides amendments to certain paragraphs of previously issued ASC Subtopic 605-25 – Revenue Recognition: Multiple-Deliverable Revenue Arrangements.  In accordance with ASU 2009-13, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met (1) the delivered item has value to the customer on a standalone basis and (2) for an arrangement that includes a right of return relative to the delivered item, delivery or performance of the delivered item is considered probable and within our control. If the deliverables do not meet the criteria for being a separate unit of accounting then they are combined with a deliverable that does meet that criterion.  The accounting guidance also requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The accounting guidance also establishes a selling price hierarchy for determining the selling price of a deliverable.  We determine selling price using VSOE, if it exists; otherwise, we use Third-party Evidence (“TPE”).  If neither VSOE nor TPE of selling price exists for a unit of accounting, we use Estimated Selling Price (“ESP”).

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

Accounting for Goodwill and Intangible Assets

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired. Though the Company’s stock price declined from $1.22 at September 30, 2010 (the date of the fiscal 2010 annual test) to $0.53 at September 30, 2011, the Company did not consider the decline in stock price a triggering event as:

•
The Company’s performance since the last annual test has not deteriorated as both revenue and gross profit have increased and loss from operations was greater compared to fiscal 2010 due the Company’s decision to invest in its iAPPS product suite.

•
The significant decrease in stock price is relatively recent as the stock price was $1.44 at December 31, 2010, $1.10 at March 31, 2011, and $0.95 at June 30, 2011 and is not related to a change in the market conditions that would affect the Company.

At September 30, 2011 (the date of the fiscal 2011 annual test), the fair value exceeded the carrying value by $4.3 million.  This margin was based on a weighting applied to four different valuation methods which result in fair values ranging from $24.6 million to $27.2 million before the weightings were applied.  Had the four methodologies been weighted differently, the percentage by which the fair value exceeded the carrying value may have been larger.

The factors the Company considers important that could indicate impairment include its stock price, significant under performance relative to prior operating results, change in projections, significant changes in the manner of the Company’s use of assets or the strategy for the Company’s overall business, and significant negative industry or economic trends.

In evaluating goodwill impairment, the Company considers a number of factors including discounted cash flow projections, guideline public company comparisons, acquisition transactions of comparable third party companies and capitalization value. Evaluating the potential impairment of goodwill is highly subjective and requires the Company to make significant estimates and judgment at many points during the analysis, especially with regard to the Company’s future cash flows.

For the fiscal 2010 annual test, the Company weighted the Market Approach–Direct Market Capitalization Method 75% in its evaluation of the fair value of the Company’s one reporting unit, which was a decrease from the 90% weighting used in fiscal 2009. For the fiscal 2011 annual test, the Company reduced the weighting further to 25% as the low level of market activity and substantial variation  in price quotations based on the low activity of the Company’s stock support the view that the Company’s stock is inactive. The key assumption included in the Market Approach–Direct Market Capitalization Method was a control premium of 150%. This control premium was primarily based on an analysis of control premiums from a study of guideline merger and acquisition transactions. Specifically, the implied revenue multiples (the most commonly used valuation method for mergers and acquisitions in the technology industry) from the guideline transactions averaged 2.4 times revenue. The control premium of 150% implies a revenue multiple of 0.9 which the Company’s management believes is reasonable and conservative.  The control premium assumption of 150% was also corroborated by an analysis of potential synergies which could be realized by a market participant in an acquisition transaction. Using this control premium resulted in the fair value determined by the Market Approach–Direct Market Capitalization Method exceeding carrying value by $2.5 million. The Company believes the most significant change in circumstances that could affect the key assumptions in its valuation is a significant reduction in the observed revenue multiples implied by future mergers and acquisitions.

While there are inherent limitations in any valuation, the Company believes that placing a significant weighting of 75% on the Discounted Cash Flow Method, the Guideline Public Company Method, and the Guideline Transaction Method are more indicative of the fair value, or the price, that the Company would be sold at in an orderly transaction between market participants. The Company believes the most significant change in circumstances that could affect the key assumptions in our valuation are a significant reduction in the observed revenue multiples implied by future mergers and acquisitions and/or a significant deterioration of the Company’s projected financial performance.

During the twelve month period ended September 30, 2011, the carrying value of goodwill increased as a result of the acquisitions of TMX  and e.Magination (both of which included contingent earnout payments recorded at the time of the transaction) and the accrual of contingent acquisition payments related to acquisitions completed prior to September 30, 2009 (which are recorded as increases to goodwill as they are earned but not currently recorded).  The Company is obligated to continue paying quarterly contingent acquisition payments to former owners of acquired companies in the amount of $825 thousand based on the achievement of certain predefined operating metrics. If such payments are earned they will be recorded as an increase to goodwill.  To the extent goodwill continues to increase as a result of such payments and to the extent there are unfavorable changes in assumptions used to determine the Company’s fair value (including a decline in the Company’s market capitalization), there can be no assurance that the Company will not have  an impairment charge in the future.

Accounting for Stock-Based Compensation

At September 30, 2011, we maintained two stock-based compensation plans more fully described in Note 11 to the Consolidated Financial Statements.

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

We estimated the fair value of the stock option modifications using the Black-Scholes-Merton option model and have been  recording additional stock-based compensation of approximately $300 thousand over the three year vesting period ending in October 2011.  For additional information refer to Footnote 11 of the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bridgeline Digital, Inc:

We have audited the consolidated balance sheets of Bridgeline Digital, Inc. (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgeline Digital, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

December 29, 2011
Boston, Massachusetts

BRIDGELINE DIGITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

ASSETS	September 30,
	2011	2010
Current assets:
Cash and cash equivalents	$2,528	$3,045
Accounts receivable and unbilled receivables, net	4,274	3,929
Prepaid expenses and other current assets	494	351
Total current assets	7,296	7,325
Equipment and improvements, net	1,779	1,171
Intangible assets, net	1,527	2,292
Goodwill	20,122	20,036
Other assets	685	900
Total assets	$31,409	$31,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,291	$1,270
Accrued liabilities	1,081	1,024
Accrued earnouts, current	295	900
Debt, current	1,750	2,475
Capital lease obligations, current	216	50
Deferred revenue	1,169	899
Total current liabilities	5,802	6,618
Accrued earnouts, net of current portion	772	1,073
Long term debt, net of current portion	3,017	3,025
Capital lease obligations, net of current portion	215	11
Other long term liabilities	395	341
Total liabilities	$10,201	$11,068

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 20,000,000 shares authorized; 12,306,207 and 11,188,208 shares issued and outstanding, respectively	12	11
Additional paid-in capital	38,083	36,749
Accumulated deficit	(16,770)	(15,988)
Accumulated other comprehensive loss	(117)	(116)
Total stockholders’ equity	21,208	20,656
Total liabilities and stockholders’ equity	$31,409	$31,724

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended September 30,
	2011	2010
Revenue:
Web application development services	$21,873	$19,851
Managed service hosting	2,006	1,931
Subscription and perpetual licenses	2,388	1,776
Total revenue	26,267	23,558
Cost of revenue:
Web application development services	11,871	10,021
Managed service hosting	443	603
Subscription and perpetual licenses	681	583
Total cost of revenue	12,995	11,207
Gross profit	13,272	12,351
Operating expenses:
Sales and marketing	6,738	5,962
General and administrative	3,875	4,416
Research and development	1,866	926
Depreciation and amortization	1,340	1,286
Total operating expenses	13,819	12,590
Loss from operations	(547)	(239)
Interest income (expense) net	(211)	(65)
Loss before income taxes	(758)	(304)
Provison for income taxes	24	73
Net loss	$(782)	$(377)

Net loss per share:
Basic and diluted	$(0.06)	$(0.03)
Number of weighted average shares:
Basic and diluted	12,187,767	11,186,187

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
		Par	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at September 30, 2009	11,182,209	$11	$35,620	$(15,611)	$(116)	$19,904
Stock-based compensation expense	-	-	449	-	-	449
Exercise of stock options	5,999	-	5	-	-	5
Common stock to be issued in connection with acquisition (Note 5)	-	-	675	-	-	675
Comprehensive loss
Net loss	-	-	-	(377)	-	(377)
Foreign currency translation adjustment	-	-	-	-	-	-
Total comprehensive loss	-	-	-	(377)	-	(377)
Balance at September 30, 2010	11,188,208	11	36,749	(15,988)	(116)	20,656
Issuance of common stock	1,000,000	1	857			858
Stock-based compensation expense		-	356	-	-	356
Exercise of stock options	117,999	-	121	-	-	121
Comprehensive loss
Net loss	-	-	-	(782)	-	(782)
Foreign currency translation adjustment	-	-	-	-	(1)	(1)
Total comprehensive loss	-	-	-	(782)	(1)	(783)
Balance at September 30, 2011	12,306,207	$12	$38,083	$(16,770)	$(117)	$21,208

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(782)	$(377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	765	619
Depreciation	603	759
Loss on disposal of assets	117	-
Other amortization	350	271
Stock-based compensation	356	449
Adjustments to accrued earnouts	(296)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	(345)	429
Prepaid expenses and other assets	(219)	(64)
Accounts payable and accrued liabilities	(50)	187
Deferred revenue	270	(656)
Other liabilities	54	(73)
Total adjustments	1,605	1,921
Net cash provided by operating activities	823	1,544
Cash flows from investing activities:
Equipment and improvements	(618)	(398)
Software development	(59)	(508)
Acquisitions, net of cash acquired	-	(3,100)
Contingent acquisition payments	(696)	(1,480)
Net cash used in investing activities	(1,373)	(5,486)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	858	-
Proceeds from exercise of employee stock options	121	5
Borrowings from term loan	2,000	-
Borrowings from bank line of credit	4,450	9,650
Payments on bank line of credit	(7,059)	(5,650)
Payments on subordinated promissory notes	(124)	-
Principal payments on capital leases	(212)	(78)
Net cash provided by financing activities	34	3,927
Effect of exchange rate changes on cash and cash equivalents	(1)	-
Net decrease in cash and cash equivalents	(517)	(15)
Cash and cash equivalents at beginning of period	3,045	3,060
Cash and cash equivalents at end of period	$2,528	$3,045
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$193	$73
Income taxes	$31	$138
Non cash activities:
Equipment and other assets included in accounts payable	$161	$33
Equipment purchased under capital leases	$582	$-
Accrued contingent consideration (earnouts)	$-	$1,973
Issuance of subordinated promissory note for acquisition	$-	$500
Common stock to be issued in connection with acquisition	$-	$675

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, Inc. (“Bridgeline” or the “Company”), a Delaware corporation, is a developer of an award-winning Web Experience Management (WEM) product suite named iAPPS® and award-winning interactive technology solutions that help organizations optimize business processes.

Bridgeline Digital’s iAPPS product suite provides solutions that deeply integrate Web Content Management, eCommerce, eMarketing, and web Analytics capabilities within the mission critical website, on-line stores, intranets, extranets, or portals in which they reside; enabling business users to enhance and optimize the value of their web properties.  Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s rapidly evolving web properties.

Locations

The Company’s corporate office is located north of Boston, Massachusetts.  The Company maintains regional offices serving the following geographical locations: Atlanta, GA; Baltimore, MD; Boston, MA; Chicago, IL; Denver, CO; New York, NY; Philadelphia, PA; and Tampa, FL.; The Company has two wholly-owned subsidiaries, Bridgeline Intelligence Group Inc., located in Maryland and Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

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

The Company extends credit to customers on an unsecured basis in the normal course of business.  Management performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit when deemed necessary.  Accounts receivable are carried at original invoice less an estimate for doubtful accounts based on a review of all outstanding amounts. The Company did not have any customers that contributed greater than 10% of revenue for the fiscal years ended September 30, 2011 and 2010, respectively.

The Company has no significant off-balance sheets risks such as foreign exchange contracts, interest rate swaps, option contracts or other foreign hedging agreements.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. For all customers, the Company recognizes allowances for doubtful accounts based on the length of time that the receivables are past due, current business environment and its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The Company did not have any customers that had an accounts receivable balance of greater than 10% of total accounts receivable at September 30, 2011 and 2010.

Revenue Recognition

Overview

The Company enters into arrangements to sell web application development services (professional services), software licenses or combinations thereof.  Revenue is categorized into (i) Web Application Development Services (ii) Managed Service Hosting, and (iii) Subscriptions and Perpetual Licenses.

The Company recognites revenue as required by the Revenue Recognition Topic of the Codification.  Revenue is generally recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred or the services have been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is reasonably assured. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

The Company developed a reseller channel to supplement our direct sales force for our iAPPS Product Suite.  Resellers are generally located in territories where we do not have a direct sales force.  Customers generally sign a license agreement directly with us. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

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

Managed Service Hosting

Managed service hosting includes hosting arrangements that provide for the use of certain hardware and infrastructure for those customers who do not wish to host our applications independently.  Hosting agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party generally upon 30-days notice.  Revenue is recognized monthly as the hosting services are delivered.   Set up fees paid by customers in connection with managed hosting services are deferred and recognized ratably over the longer of the life of the hosting period or the expected lives of customer relationships.  The Company will continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals.

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

Customers may also license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”.  SaaS is a model of software deployment where an application is hosted as a service provided to customers across the Internet.  Subscription agreements include access to the Company’s software application via an internet connection, the related hosting of the application, and PCS.  Customers receive automatic updates and upgrades, and new releases of the products as soon as they become available. Customers cannot take possession of the software.  Subscription agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party upon 90 days notice.  Revenue is recognized monthly as the services are delivered.  Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the life of subscription period or the expected lives of customer relationships.  The Company will continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals.

Multiple Element Arrangements

In accounting for multiple element arrangements, the Company follows either ASC Topic 605-985 Revenue Recognition Software or ASC Topic 605-25 Revenue Recognition Multiple Element Arrangements, as applicable.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides amendments to certain paragraphs of previously issued ASC Subtopic 605-25 – Revenue Recognition: Multiple-Deliverable Revenue Arrangements.  In accordance with ASU 2009-13, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met (1) the delivered item has value to the customer on a standalone basis and (2) for an arrangement that includes a right of return relative to the delivered item, delivery or performance of the delivered item is considered probable and within our control. If the deliverables do not meet the criteria for being a separate unit of accounting then they are combined with a deliverable that does meet that criterion.  The accounting guidance also requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The accounting guidance also establishes a selling price hierarchy for determining the selling price of a deliverable.  We determine selling price using VSOE, if it exists; otherwise, we use Third-party Evidence (“TPE”).  If neither VSOE nor TPE of selling price exists for a unit of accounting, we use Estimated Selling Price (“ESP”).

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

VSOE is generally limited to the price at which we sell the element in a separate stand-alone transaction. TPE is determined based on the prices charged by competitors for a similar deliverable when sold separately. It is difficult for to obtain sufficient information on competitor pricing, so the company may not be able to substantiate TPE. If the Company cannot establish selling price based on VSOE or TPE then the Company will use ESP.  ESP is derived by considering the selling price for similar services and our ongoing pricing strategies. The selling prices used in our allocations of arrangement consideration are analyzed at minimum on an annual basis and more frequently if our business necessitates a more timely review. The Company has determined that it has VSOE on SaaS offerings, certain application development services, managed hosting services, and PCS because there is evidence of these elements sold on a stand-alone basis.

When the Company licenses its software on a perpetual basis in a multiple element arrangement that arrangement typically includes PCS and application development services, we follow the guidance of ASC Topic 605-985.  In assessing the hierarchy of relative selling price for PCS, the Company has determined that VSOE is established for PCS.  VSOE for PCS is based on the price of PCS when sold separately, which has been established via annual renewal rates. Similarly, when the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes managed service hosting (“hosting”), the Company has determined that VSOE is established for hosting based on the price of the hosting when sold separately, which has been established based on renewal rates of the hosting contract.   Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis.   The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with ASC Topic 605-985, when perpetual licenses are sold in multiple element arrangements including application development services where VSOE for the services has not been established, the license revenue is deferred and recognized using contract accounting. The Company has determined that services are not essential to the functionality of the software and it has the ability to make estimates necessary to apply percentage-of-completion accounting. In those cases where perpetual licenses are sold in a multiple element arrangement that includes application development services where VSOE for the services has been established, the license revenue is recognized under the residual method and the application services are recognized upon delivery.

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

When subscription arrangements are sold with application development services, the Company uses its judgment as to whether the application development services qualify as a separate unit of accounting. When subscription service arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration in multiple-deliverable arrangements at the inception of an arrangement to all deliverables based on the relative selling price model in accordance with the selling price hierarchy, which includes: (i) VSOE when available; (ii) TPE if VSOE is not available; and (iii) ESP if neither VSOE or TPE is available. For those subscription arrangements sold with multiple elements whereby the application development services do not qualify as a separate unit of accounting, the application services revenue is recognized ratably over the subscription period.  Subscriptions also include a PCS component, and the Company has determined that the two elements cannot be separated and must be recognized as one unit over the applicable service period.  Set up fees paid by customers in connection with subscription arrangements are deferred and recognized ratably over the longer of the life of the hosting period or the expected lives of customer relationships, which generally range from two to three years.  The Company will continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals and our newer product offerings.

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

The Company's agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise concerns over delivered products or services, the Company has endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

Warranty

Certain arrangements include a warranty period which is generally 30 days from the completion of work. In hosting arrangements, the Company provides warranties of up-time reliability. The Company continues to monitor the conditions that are subject to the warranties to identify if a warranty claim may arise. If it is determined that a warranty claim is probable, then any related cost to satisfy the warranty obligation is estimated and accrued. Warranty claims to date have been immaterial.

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

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements.  The Company capitalized $59 thousand and $508 thousand of costs in fiscal 2011 and fiscal 2010, respectively.

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

Business Combinations

During the year ended September 30, 2010 (“fiscal 2010”), the Company adopted ASC 805, Business Combinations , which revised the accounting guidance required to apply to acquisitions in comparison to prior fiscal years. The principles are similar to the previous guidance, as goodwill is recognized separately from the assets acquired and the liabilities assumed.  Under the new guidance, the assets acquired and the liabilities assumed are measured at fair value at the acquisition date instead of relying on a cost allocation method per the original guidance.  While the Company uses its best judgment to assign fair value, estimates are subject to refinement.  The refinement period is one year from acquisition date. Adjustments are recorded to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  Any subsequent adjustments made after the one year refinement period are charged to the consolidated statement of operations.

As a result of adopting the revised accounting guidance provided by ASC 805 as of the beginning of fiscal 2010, certain of the Company’s policies differ from those used when accounting for acquisitions prior to fiscal 2010, including the following:

•	The direct transaction costs associated with the business combination are expensed as incurred (prior to fiscal 2010, direct transaction costs were included as part of the purchase price);

•
The costs to exit or restructure certain activities of an acquired company are accounted for separately (prior to fiscal 2010, these exit and restructuring costs were included as a part of the assumed liabilities when calculating the purchase price);

•
Any adjustments to estimates associated with income tax valuation allowances or uncertain tax positions after the measurement period are generally recognized as income tax expense (prior to fiscal 2010, any such adjustment was generally included a part of the purchase price allocation indefinitely).

Goodwill

The excess of the cost of an acquired entity over the amounts assigned to acquired assets and liabilities is recognized as goodwill. Goodwill is tested for impairment annually during the fourth quarter and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the fair value calculated at the reporting unit level. The Company aggregates its operating locations as a single reporting unit due to their similar economic characteristics. The goodwill impairment test consists of two steps. First, the estimated fair value of the reporting unit is compared to its carrying amount.  Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is estimated by allocating the estimated fair value of the reporting unit in a manner similar to a purchase price allocation. The Company did not recognize any goodwill impairment charges in fiscal 2011 or fiscal 2010.

Although the Company’s stock price declined from $1.22 at September 30, 2010 (the date of the fiscal 2010 annual test) to $0.53 at September 30, 2011, the Company did not consider the decline in stock price a triggering event because:

•
The Company’s performance since the last annual test has not deteriorated as both revenue and gross profit have increased and loss from operations was greater compared to fiscal 2010 due the Company’s decision to invest in its iAPPS product suite.

•
The significant decrease in stock price is relatively recent as the stock price was $1.44 at December 31, 2010, $1.10 at March 31, 2011, and $0.95 at June 30, 2011 and is not related to a change in the market conditions that would affect the Company.

At September 30, 2011 (the date of the fiscal 2011 annual test), the fair value exceeded the carrying value by $4.3 million.  This margin was based on a weighting applied to four different valuation methods which result in fair values ranging from $24.6 million to $27.2 million before the weightings were applied.  Had the four methodologies been weighted differently, the percentage by which the fair value exceeded the carrying value may have been larger.

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

In evaluating goodwill impairment, the Company considers a number of factors including discounted cash flow projections, guideline public company comparisons, acquisition transactions of comparable third party companies and capitalization value. Evaluating the potential impairment of goodwill is highly subjective and requires the Company to make significant estimates and judgment at many points during the analysis, especially with regard to the Company’s future cash flows.

For the fiscal 2010 annual test, the Company weighted the Market Approach–Direct Market Capitalization Method 75% in its evaluation of the fair value of the Company’s one reporting unit, which was a decrease from the 90% weighting used in fiscal 2009. For the fiscal 2011 annual test, the Company reduced the weighting further to 25% as the low level of market activity and substantial variation  in price quotations based on the low activity of the Company’s stock support the view that the Company’s stock is inactive. The key assumption included in the Market Approach–Direct Market Capitalization Method was a control premium of 150%. This control premium was primarily based on an analysis of control premiums from a study of guideline merger and acquisition transactions. Specifically, the implied revenue multiples (the most commonly used valuation method for mergers and acquisitions in the technology industry) from the guideline transactions averaged 2.4 times revenue. The control premium of 150% implies a revenue multiple of 0.9, which the Company believes is reasonable and conservative.  The control premium assumption of 150% was also corroborated by an analysis of potential synergies which could be realized by a market participant in an acquisition transaction. Using this control premium resulted in the fair value determined by the Market Approach–Direct Market Capitalization Method exceeding carrying value by $2.5 million. The Company’s management believes the most significant change in circumstances that could affect the key assumptions in its valuation is a significant reduction in the observed revenue multiples implied by future mergers and acquisitions.

While there are inherent limitations in any valuation, the Company believes that placing a significant weighting of 75% on the Discounted Cash Flow Method, the Guideline Public Company Method, and the Guideline Transaction Method are more indicative of the fair value, or the price, that the Company would be sold at in an orderly transaction between market participants. The Company believes the most significant change in circumstances that could affect the key assumptions in our valuation are a significant reduction in the observed revenue multiples implied by future mergers and acquisitions and/or a significant deterioration of the Company’s projected financial performance.

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

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. As of September 30, 2011, the Company did not identify any events or changes in circumstances that indicate that these assets might be impaired. The Company did not recognize any intangible asset impairment charges in fiscal 2011.

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

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, bank line of credit, term loan, and subordinated  notes payable approximate their fair value because of the short-term maturity of these instruments and the variable interest rates on the bank line of credit. Based on rates available to the Company at September 30, 2011 and 2010, respectively, for loans with similar terms, the carrying values of capital lease obligations approximate their fair value.

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment it operates or the reporting currency of the Company, the U.S. dollar.  The Company has determined that the functional currency of its Indian subsidiary is the Rupee.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recorded as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net losses for fiscal 2011 and 2010 were less than $1 thousand.

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

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $563 thousand and $578 thousand for fiscal 2011 and 2010, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2011 or fiscal 2010.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income, which was issued to enhance comparability between entities that report under US GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  This pronouncement is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption of the new guidance is permitted and full retrospective application is required.  The Company is currently evaluating the effect that the adoption of this pronouncement will have on its financial statements.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

In September 2011, the FASB issued an update with respect to Accounting Standards Codification (ASC) Topic 350, Intangibles—Goodwill and Other. FASB issued guidance to simplify the current two-step goodwill impairment test. This guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the current two-step goodwill impairment test; otherwise, no further impairment test would be required. Entities are permitted to make the election to perform the qualitative assessment on a period-by-period basis. Under the new guidance, an entity applying the qualitative assessment must (1) consider the totality of the relevant factors (existing events or circumstances) and (2) weigh those factors according to their effect on the difference between a reporting unit’s fair value and its carrying amount. In addition to the factors described in the amended guidance, an entity must also consider other positive and mitigating events and circumstances that might impact its qualitative assessment. Also under the amended guidance, an entity is no longer permitted to carry forward the calculation of a reporting unit’s fair value from a prior year when performing step one of the goodwill impairment test. The amended guidance is effective prospectively for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and earlier adoption is permitted. The Company elected to adopt this authoritative guidance for our annual impairment tests for our 2011 year.  The adoption of this guidance had no effect on our consolidated financial statements.

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	September 30,
	2011	2010
Accounts receivable	$4,197	$3,854
Unbilled receivables	365	361
Subtotal	4,562	4,215
Allowance for doubtful accounts	(288)	(286)
Accounts receivable and unbilled receivables, net	$4,274	$3,929

4.   Equipment and Improvements

Equipment and improvements consists of the following:

	September 30,
	2011	2010
Furniture and fixtures	$1,052	$860
Purchased software	817	795
Computers and equipment	2,583	1,767
Leasehold improvements	622	587
Total cost	5,074	4,009
Less accumulated depreciation	(3,295)	(2,838)
Equipment and improvements, net	$1,779	$1,171

Included above are assets acquired under capitalized leases of $1 million and $511 thousand at September 30, 2011 and 2010, respectively, with accumulated depreciation of $520 thousand and $470 thousand, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

5. Acquisitions

TMX Interactive, Inc.

On May 11, 2010, the Company acquired certain assets and assumed certain liabilities of TMX Interactive, Inc. (“TMX”), a Pennsylvania based web development company.  Consideration for the acquisition consisted of (i) $100 thousand in cash, (ii) the assumption of approximately $600 thousand of deferred revenue (iii) the issuance of an unsecured subordinated promissory note in the amount of $500 thousand payable over three years beginning January 2011 with interest at a rate of 1% per annum and (iv) contingent consideration of up to $383 thousand (which reflects a post acquisition adjustment to the purchase price), payable in cash quarterly over the 12 consecutive calendar quarters beginning with the quarter ending December 31, 2010, based on the achievement of quarterly revenue of $600 thousand of the Philadelphia business unit. As a result of the Company’s review of current forecasted revenue, contingent consideration was reduced by $127 thousand, which is reflected in fiscal 2011 earnings, and reflects the Company’s best estimate of the contingent consideration as of September 30, 2011.

e.Magination network, LLC.

On July 9, 2010, the Company acquired certain assets and assumed certain liabilities of e.Magination network, LLC, and e.Magination IG (combined “e.Magination”), a Baltimore, Maryland based web application development company. Consideration consisted of (i) $2.65 million in cash, (ii) contingent consideration of up to $647 thousand (which reflects a post acquisition adjustment to the purchase price) payable quarterly in cash over 12 quarters beginning with the quarter ending September 30, 2010, with half of the earnout based on the achievement of quarterly revenue of $1.35 million and half of the earnout based on the achievement of quarterly earnings from operations of $225 thousand by the Maryland business unit, (iii) additional contingent consideration of up to $300 thousand (which reflects a post acquisition adjustment to the purchase price) payable quarterly in cash over 12 quarters beginning with the quarter ending September 30, 2010 based on the achievement of quarterly earnings from operations of $300 thousand by the Maryland business unit, and (iv) contingent consideration of up to $675 thousand payable quarterly in Bridgeline common stock over four quarters beginning with the quarter ending December 31, 2012, with half of the earnout based on the achievement of quarterly revenue of $1.35 million and half of the earnout based on the achievement of quarterly earnings from operations of $225 thousand by the Maryland business unit.  The contingent common stock will be held in escrow pending the satisfaction of the applicable earnout targets. To the extent that both the quarterly revenue target and the quarterly earnings from operations target are not met in any particular quarter, both the quarterly cash earnout period and the quarterly common stock earnout period will be extended for up to four additional quarters. As a result of the Company’s review of current forecasted revenue, contingent consideration was reduced by $171 thousand, which is reflected in fiscal 2011 earnings, and reflects the Company’s best estimate of the contingent consideration as of September 30, 2011.

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

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Of the $1.4 million in intangible assets, $910 thousand was assigned to customer relationships with an average useful life of five years, $360 thousand was assigned to customer relationships with an average estimated life of six years, and $150 thousand was assigned to non-compete agreements with an average estimated life of three years.

Other acquisition related payments made by the Company consisted of the following:

Amount

Rent related to prior periods	$59
Employee related liabilities	37
Seller transactions costs	70
Line of credit payoff	187
Total	$353

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

Unaudited Pro forma information is as follows:

	Year Ended September 30,
(Dollars in thousands except per share data)	2010	2009
Total revenue	$28,873	$32,724
Net loss	(1,591)	(1,333)
Net loss per share
Basic	$(0.14)	$(0.12)
Diluted	$(0.14)	$(0.12)
Number of weighted average shares
Basic	11,186	11,009
Diluted	11,186	11,009

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

6.   Intangible Assets

Changes in the carrying amount of intangible assets is as follows:

	September 30, 2011
	Gross	Accumulated	Net
	Amount	Amortization	Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-
Customer related	3,397	(2,032)	1,365
Non-compete agreements	637	(475)	162
Acquired software	362	(362)	-
Total intangible assets	$4,422	$(2,895)	$1,527

	September 30, 2010
	Gross	Accumulated	Net
	Amount	Amortization	Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-
Customer related (a)	3,884	(1,758)	2,126
Non-compete agreements	150	(14)	136
Acquired software	362	(332)	30
Total intangible assets	$4,422	$(2,130)	$2,292

(a)	Reflects $973 thousand purchase price allocation adjustment resulting from final valuation

Total amortization expense related to intangible assets for the years ended September 30, 2011 and 2010 follows:

Amortization expense charged to:	2011	2010

Cost of revenue	$29	$89
Operating expense	736	530
Total	$765	$619

The estimated amortization expense for fiscal years 2012, 2013, 2014, 2015 and thereafter is $677 thousand, $362 thousand, $243 thousand, $185 thousand and $60, respectively.

As part of the e.Magination acquisition, the Company acquired its wholly-owned subsidiary eMagination IG, LLC. The revenue of eMagination IG, LLC in fiscal 2011 was $1.5 million and was entirely derived from subcontract work for the U.S. Government.  The gross profit for the eMagination IG, LLC service work was $460 thousand, or a 30% gross margin, in fiscal 2011.  Due to the low gross margin contribution, in fiscal year 2012, the Company has decided not to continue the services work related to eMagination IG, LLC in fiscal 2012.  As a result, a portion of the acquired customer list in the e.Magination asset purchase may be impaired, however, management does not estimate the impairment to exceed $285 thousand.  If any impairment exists it will be recorded in the first quarter of fiscal 2012.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

7.  Goodwill

Changes in the carrying amount of goodwill follows:

	September 30,
	2011	2010

Balance at beginning of period	$20,036	$13,899
Acquisitions	-	4,421
Contingent acquisition payments	3	1,716
Purchase price allocation adjustments	83	-
Balance at end of period	$20,122	$20,036

8.   Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,
	2011	2010
Compensation and benefits	$386	$582
Subcontractors	92	50
Professional fees	231	187
Deferred rent	141	190
Lease abandonment	80	-
Other	151	15
Total	$1,081	$1,024

9.   Debt

Debt consists of the following:

	September 30,
	2011	2010
Line of credit borrowings	$2,392	$5,000
Bank term loan	2,000	-
Subordinated promissory note	375	500
Total debt	$4,767	$5,500
Less current portion	$1,750	$2,475
Long term debt, net of current portion	$3,017	$3,025

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

In December 2008, the Company amended its Loan and Security Agreement with SVB (the “Amendment”). The Amendment extended the term of the SVB Agreement to December 28, 2009 and increased availability under the credit line to the lesser of (i) $3.0 million and (ii) 80% of eligible accounts receivable, subject to specified adjustments.  Borrowings were subject to interest at prime plus 2.0%, with a minimum interest rate of 8.0% and were secured by all of the Company’s assets.  At September 30, 2009, the Company had an outstanding balance under the credit line of $1 million at 8% (prime was 3.25%) which was repaid in October 2009. The Company obtained an extension of this Amendment to March 31, 2010.

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

At September 30, 2011, the Company had an outstanding balance under the credit line of $2.4 million and $2.0 million outstanding on the term loan, of which $1.5 million was repaid in October 2011.

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

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As of September 30, 2011, the Company had the following minimum debt obligation payments remaining:

Year Ending September 30,	Amount
2012	$1,750
2013	2,726
2014	208
2015	83
2016	-
Total	$4,767
Less interest at a weighted average of 1.00%	10
Total debt obligations	$4,757

Capital Lease Obligations

Capital lease obligations consist of the following:

	September 30,
	2011	2010
Capital lease obligations	$431	$61
Less: Current portion	(216)	(50)
Capital lease obligations	$215	$11

As of September 30, 2011, the Company’s future minimum lease payments due under capitalized lease obligations due in fiscal 2012, 2013, and 2014 consist of $216 thousand, $182 thousand and $33 thousand, respectively.

10.   Commitments and Contingencies

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business.  As of September 30, 2011, Bridgeline was not engaged with any material legal proceedings, except as described below.

Bridgeline Digital, Inc vs. e.magination network, LLC and its principal owner, Daniel Roche.

In August 2010, Bridgeline initiated a lawsuit against e.magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline seeks damages for accounts receivable allegedly collected by Mr. Roche and e.magination and used to pay obligations of e.magination and Mr. Roche (accounts receivable contractually belonging to Bridgeline).  e.magination and Mr. Roche have asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline has breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline.  This lawsuit remains unresolved as of September 30, 2011.

Operating Lease Commitments

The Company maintains its executive offices in Woburn, Massachusetts and operating offices in several locations throughout the United States and India. Commencing in February 2012, the Company’s executive offices will be located in Burlington, Massachusetts.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2011 were as follows:

Year Ending September 30,	Amount
2012	$1,292
2013	1,213
2014	1,054
2015	893
2016 and thereafter	2,030
Total	$6,482

Rent expense for fiscal 2011 and 2010 was approximately $1.3 million for each fiscal year, exclusive of sublease income of $54 thousand for both fiscal 2011 and 2010.

Lease restructuring

During the three months ended September 30, 2011, the Company exited its leased office space in Arlington, Virginia, and consolidated the Arlington operations with its Baltimore, Maryland office. As a result, the Company recorded a charge of $115 thousand which is reflected in General and administrative expense on its Consolidated Statements of Operations. This charge consists of contractual rental commitments and related costs, offset by sub-lease income. The term of the restructured lease ends in May 2014. Cash outlay over the next 12 months is expected to be $80 thousand and the remaining $36 thousand will be paid by May 2014.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2011.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2011 and 2010, respectively, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

11.   Shareholder’s Equity

On October 29, 2010, the Company sold 1,000,000 shares of common stock at $1.00 per share for gross proceeds of $1,000,000 in a private placement. Net proceeds to the Company after offering expenses were approximately $858,000.  The placement agents also received a four year warrant exercisable for 64,000 shares of the Company’s common stock at a price equal to $1.45 per share.  In return for such warrants, the placement agents agreed to cancel certain outstanding warrants to purchase shares of the Company’s common stock previously issued to such placement agents to purchase 71,231 shares of the Company’s common stock at a price of $5.00 per share and 57,000 shares of the Company’s common stock at a price of $7.50 per share.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. At September 30, 2011, the Company maintained two stock option plans.

Amended and Restated Stock Incentive Plan

Effective March 2011, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 3.0 million shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company.   Options granted under the Plan may be granted with contractual lives of up to ten years. There were 2,272,785 options outstanding reserved under the Plan as of September 30, 2011 and 727,215 shares available for future issuance.

2001 Lead Dog Stock Option Plan

In connection with the Company’s merger with Lead Dog in February 2002, the Company assumed Lead Dog’s 2001 Stock Option Plan (the “Lead Dog Plan”). Options under the Lead Dog Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the shares on the date of grant. There were 7,419 options reserved for issuance under the Lead Dog Plan as of September 30, 2011.  The Company does not plan to issue any more options under the Lead Dog Plan.

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

As of September 30, 2011: (i) Debt Warrants with an exercise price of $0.001 for 240,000 shares have been exercised and 40,000 Debt Warrants expired in April 2011, therefore no remaining Debt Warrants are available; (ii) Underwriter’s Debt Warrants to purchase 71,231 shares at an exercise price of $5.00 have been cancelled and 40,769 Underwriter’s Debt Warrants at an exercise price of $4.93 expired in April 2011, therefore no remaining Underwriter’s Debt Warrants are available; (iii) IPO Warrants to purchase 57,000 shares at an exercise price of $7.50 have been cancelled and 93,000 IPO Warrants remain outstanding with an exercise price of $7.39; (iv) placement agent warrants to purchase 64,000 shares at an exercise price of $1.45 are outstanding; and (v) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Effective October 1, 2009, the Company changed its method of accounting for its common stock warrants to comply with the guidance in ASC 815-40-15 “Derivatives and Hedging” (formerly Emerging Issues Task force EITF 07-05).  ASC 815-40-15  requires many common stock awards that were previously treated as equity to be accounted for as liabilities due to certain features with downside ratchet provisions that are not considered indexed to a company’s stock.  The Company evaluated its common stock warrants to determine whether they should be classified as an equity instrument or a liability and made the determination that its common stock warrants should be classified as liabilities; however, the fair value of the related liability was immaterial. Accordingly, no adjustment was needed.

Subsequent to the adoption of AC 815-40-15, the common stock warrants are carried at fair value at each reporting date, with changes in their fair value recorded in other income (expense) in the consolidated statements of operation. The Company estimates the fair value of common stock warrants issued to non-employees using a binomial options pricing model. As of September 30, 2011, the change in fair value of the common stock warrants was immaterial for all interim periods since the date of adoption and no adjustment to income(loss) was recorded in the consolidated statements of operations for the year ended September 30, 2011.

Option and Warrant Activity and Outstanding Shares

A summary of combined option and warrant activity follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2009	1,470,207	$0.91	302,000	$5.58
Granted	1,002,000	$1.17	—	—
Exercised	(5,999)	$0.90	—	—
Forfeited or expired	(120,503)	$1.12	—	—
Outstanding, September 30, 2010	2,345,705	$1.01	302,000	$5.58
Granted	692,000	$1.20	114,000	$1.47
Exercised	(117,999)	$1.03	—	—
Forfeited or expired	(639,502)	$1.24	(209,000)	$4.71
Outstanding, September 30, 2011	2,280,204	$1.00	207,000	$4.13

Options included in the outstanding balance above include 1.6 million options issued in connection with the October 2008 Repricing Plan (the “Repricing Plan”).  Pursuant to the Repricing Plan, each holder of Bridgeline options was offered the opportunity to have their outstanding options modified by (i) reducing the granted exercise price to a lower exercise price equal to the current fair market of the common stock on the date of the modification and (ii) starting a new three year vesting schedule.  The fair value of the modified options of $300 thousand was calculated using the difference in value between the original terms and the new terms as of the modification date. The incremental cost of the modified option over the original option is being recognized as additional compensation expense over a three year vesting period that began on the date of the modification.

There were 117,999 options exercised during the year ended September 30, 2011, with an intrinsic value of $1.03 per share. There were 5,999 options exercised during the year ended September 30, 2010, with an intrinsic value of $0.90 per share.  The intrinsic value was calculated based on the gross difference between the Company’s closing stock price on the last day of trading of fiscal 2011 and the exercise prices for all in-the money options vested and exercisable, excluding tax effects.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

A summary of the status of Bridgeline’s nonvested shares is as follows:

	Shares	Weighted
		Average
		Grant-Date
		Fair Value
Nonvested at September 30, 2010	1,804,703	$0.59
Granted	692,000	0.67
Vested	(702,101)	0.56
Forfeited	(565,341)	0.72
Nonvested at September 30, 2011	1,229,261	$0.59

 Price ranges of outstanding and exercisable options as of September 30, 2011 are summarized below:

Outstanding Options				Exercisable Options
		Weighted
		Average	Weighted	Number	Weighted
	Number	Remaining	Average	of	Average
Exercise	of	Contractual	Exercise	Options	Exercise
Price	Options	Life (Years)	Price	Exercisable	Price
$0.01 to $0.75	81,086	6.17	$0.61	60,081	$0.58
$0.76 to $1.00	1,069,201	7.06	0.90	739,171	0.90
$1.01 to $1.10	559,167	9.26	1.08	65,945	1.05
$1.11 to $3.00	570,750	8.20	1.16	185,746	1.18
	2,280,204	7.85	$1.00	1,050,943	$0.94

Compensation Expense

The Company estimates the fair value of stock options using the Black-Scholes-Merton option valuation model (the “Model”).  The assumptions used to calculate compensation expense is as follows:

	Year Ended September 30,
	2011	2010
Expected option life in years	6.5	6.5
Expected volatility	56.00%	56.00%
Expected dividend rate	0.00%	0.00%
Risk free interest rate	1.86%	1.86% to 2.98%
Option exercise prices	$1.00 to $1.58	$1.04 to $1.39
Weighted average fair value of options granted during the year	$0.67	$0.67

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Compensation expense is generally recognized on a graded straight-line basis over the vesting period of grants. During the years ended September 30, 2011 and 2010, the Company recognized $356 thousand and $449 thousand, respectively, as compensation expense related to share based payments.  As of September 30, 2011, the Company had approximately $261 thousand of unrecognized compensation costs related to unvested options which the Company expects to recognize through fiscal 2014.

12.   Income Taxes

The provisions of ASC 740-10 “Accounting for Uncertain Income Tax Positions”, requires that the impact of tax positions be recognized in the financial statements if it is more  likely than not of such positions being sustained upon examination, based on the technical merits of the position. There was no impact to the Company as a result of adopting ASC 740-10 as the Company’s management has determined that the Company has no uncertain tax positions requiring recognition under ASC 740-10 as of September 30, 2011 and 2010.

The Company’s income tax provision was computed based on the federal statutory rate and average state statutory rates, net of the related federal benefit.  The provision differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources, all domestic, and tax effects of the differences are as follows:

	Year Ended September 30,
	2011	2010
Income tax benefit at the federal statutory rate of 34%	$(239)	$(114)
Permanent differences, net	341	479
State income tax expense (benefit)	(34)	(16)
Change in valuation allowance attributable to operations	(54)	(345)
Other	10	69
Total	$24	$73

As of September 30, 2011, the Company has a federal net operating loss (NOL) carryforward of approximately $4.0 million that expires on various dates through 2028. The state NOL carryforwards vary by state with NOL's existing in some jurisdictions and not others. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company's NOL carryforwards.

The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax asset at September 30, 2011 and 2010. For the year ended September 30, 2011, the valuation allowance for deferred tax assets increased $227 thousand which was mainly due to the decreases in certain allowances, intangibles and reserves. For the year ended September 30, 2010, the valuation allowance for deferred tax assets increased $1.8 million which was mainly due to decreases in certain allowances, intangibles and reserves.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (IRS) or any states in connection with income taxes. The tax periods from 2008 – 2011 generally remain open to examination by the IRS and state authorities.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2011	2010
Deferred tax assets:
Current:
Bad debt reserve	$112	$99
Deferred revenue	454	348
Long-term
AMT carryforward	15	39
Net operating loss carryforwards	1,741	1,190
Intangibles	-	-
Total deferred tax assets	2,322	1,676
Deferred tax liabilities:
Current:
Contract loss reserve	-	-
Long-term:
Intangibles	(396)	(149)
Depreciation	(251)	(79)
Total deferred tax liabilities	(647)	(228)
Total deferred tax assets, net, before valuation allowance	1,675	1,448
Valuation allowance	(1,675)	(1,448)
Net deferred tax assets	$-	$-

In January 2003, the Company established Bridgeline Software Pvt. Ltd in Bangalore, India under the Software Technology Parks of India law. This law establishes a tax holiday for the first ten years of operation; therefore the Company has not incurred any foreign taxes. To date, the foreign taxes not incurred as a result of this tax holiday have not been significant.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $492 thousand and $431 thousand at September 30, 2011 and 2010, respectively. These earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the applicable foreign tax authority. Determination of the amount of unrecognized deferred US income tax liability is not material and the detailed calculations have not been performed. As of September 30, 2011, there would be minimal withholding taxes upon remittance of all previously unremitted earnings.

13.   Earnings per Share

Options to purchase shares of the Company’s common stock of 258,003 for fiscal 2011 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were shares issuable in connection with the e.Magination acquisition.  Options to purchase shares of the Company’s common stock of 362,240 for fiscal 2010 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were shares issuable in connection with the e.Magination acquisition.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Options to purchase shares of the Company’s common stock of 390,791 and 384,916 for fiscal 2011 and 2010, respectively, were not included in the computation of diluted net income per share because the exercise price of the options was greater than the weighted average market price of the common stock during the period.

Basic and diluted net loss per share are calculated as follows:

	Year Ended September 30,
	2011	2010
Net loss	$(782)	$(377)
Basic net loss per share:
Weighted average common shares outstanding	12,187,767	11,186,187
Basic net loss per share	$(0.06)	$(0.03)
Diluted net loss per share:
Weighted average common shares outstanding	12,187,767	11,186,187
Weighted average dilutive common share equivalents	-	-
Total weighted average common shares outstanding and dilutive common equivalents	12,187,767	11,186,187
Diluted net loss per share	$(0.06)	$(0.03)

14.   Subsequent Events

We evaluated subsequent events through the date and time our consolidated financial statements were issued.

On October 3, 2011, the Company completed the acquisition of Magnetic Corporation (“Magnetic”), a Tampa, Florida based web technology company. The Company acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150,000 in cash (ii) assumption of $130,000 of indebtedness and (iii) contingent consideration of up to $600,000 in cash and 166,666 shares of Bridgeline Digital common stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock will be issued and held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue targets or the quarterly operating income targets are not met in a particular quarter, the earn-out period will be extended for up to four additional quarters.

On October 28, 2011, the Company offered its employees the opportunity to have certain outstanding options modified by (i) reducing the grant exercise price to $0.67, the fair market value as of the modification date and (ii) starting a new three year vesting schedule. The aggregate fair value of the modified options of approximately $90 thousand was calculated using the difference in value between the original terms and the new terms as of the modification date. The incremental cost of the modified option over the original option will be recognized as additional compensation expense over the new three year vesting period beginning on the date of modification. This opportunity was generally limited to options issued subsequent to the October 2008 repricing described in Note 11.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the  Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Senior Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2011, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that as of September 30, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but are not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the  financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B:   Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Thomas Massie	50	Chairman, Chief Executive Officer and President

John Cavalier	72	Director(2)(3)(4)

William Coldrick	69	Director (1)(2)(3)(4)

Kenneth Galaznik	60	Director (1)(4)

Robert Hegarty	48	Director(2)(3)(4)

Scott Landers	41	Director(1)(4)

Brett Zucker	39	Executive Vice President and Chief Technical Officer

Michael Prinn	38	Senior Vice President of Finance and Chief Accounting Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2011 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

	Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
Plan category	(a)	(b)	(excluding securities reflected in column a)

Equity compensation plans approved by security holders	2,280,204	$1.00	719,796

Equity compensation plans not approved by security holders (1)	207,000	4.13	-

Total	2,487,204	$2.50	719,796

(1)	At September 30, 2011, there were 207,000 total Warrants outstanding. A total of 209,000 warrants were exercised or expired in fiscal 2011.

In fiscal 2006, the Company issued 280,000 warrants to note holders of Senior Secured Notes issued in a private placement (which have been repaid) (the “Debt Warrants”) and issued 112,000 warrants to the underwriters of the debt offering (the “Underwriter’s Debt Warrants”).  The Debt Warrants were exercisable to purchase shares of the Company’s common stock at an exercise price of $0.001 per share any time within five years from the date of grant. After adjustments for anti-dilution provisions, the Underwriter’s Debt Warrants were exercisable to purchase shares of the Company’s common stock at an exercise price of $4.93 per share any time within five years from the date of grant. As of September 30, 2011, 240,000 Debt Warrants had been exercised and the remaining 40,000 Debt Warrants had expired in April 2011. At September 30, 2011, 71,231 Underwriter’s Debt Warrants have been cancelled and 40,769 Underwriter’s Debt Warrants had expired in April 2011.

In fiscal 2007, the Company issued 150,000 warrants to the underwriter’s of the Company’s initial public offering (the “IPO Warrants”) with an original exercise price of $7.50 per share.  After adjustments for anti-dilution provisions, the IPO Warrants are exercisable to purchase shares of the Company’s common stock at an exercise price of $7.39.  The IPO Warrants are currently exercisable and will expire in July 2012.

In fiscal 2011, the Company issued 50,000 common stock warrants to purchase shares of the Company’s common stock to a non-employee consultant as compensation for services rendered. The warrants vest over a one year period and expire on October 15, 2015.  Of the warrants issued, 25,000 have an exercise price of $1.00 per share and 25,000 have an exercise price of $2.00 per share.  In fiscal 2011, the Company also issued four year warrants to the placement agent in the Company’s private placement.  The warrants are exercisable to purchase 64,000 shares of the Company’s common stock at $1.45 per share.   In return for such warrants, the placement agent agreed to cancel 71,231 Underwriter’s Debt Warrants (see above) and 57,000 IPO Warrants (see above).

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

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

  – Reports of Independent Registered Public Accounting Firm
  –  Consolidated Balance Sheets as of September 30, 2011 and 2010
  –  Consolidated Statements of Operations for the years ending September 30, 2011 and 2010
  –  Consolidated Statements of Shareholders’ Equity for the years ending September 30, 2011 and 2010
  –  Consolidated Statements of Cash Flows for the years ending September 30, 2011 and 2010
  –  Notes to Consolidated Financial Statements

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
2.1
Asset Purchase Agreement, dated as of May 11, 2010, by and between Bridgeline Digital, Inc. and TMX Interactive, Inc. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

2.2
Subordinated Promissory Note dated May 11, 2010, issued by Bridgeline Digital, Inc. (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

2.3
Asset Purchase Agreement, dated as of July 9, 2010, by and between Bridgeline Digital, Inc. and e.magination network, LLC. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 15, 2010)

2.4
Agreement and Plan of Merger, dated as of October 3, 2011, by and among Bridgeline Digital, Inc., Magnetic Corporation and Jennifer Bakunas (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 6, 2011)

3.1(i)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1(ii) to our Registration Statement on Form S-B2, File No. 333-139298)
3.1 (ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 19, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2010)
3.1 (iii)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 27, 2011)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-B2, File No. 333-139298)
10.1*	Employment Agreement with Thomas Massie, dated October 1, 2001 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-B2, File No. 333-139298)
10.2*	Employment Agreement with Brett Zucker, dated January 1, 2006 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-B2, File No. 333-139298)
10.3*	Employment Agreement with Michael D. Prinn, dated January 19, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 21, 2011)
10.4
Form of Warrant to Purchase Common Stock of Bridgeline Digital, Inc., issued to the underwriters (incorporated by reference to Exhibit 10.65 to our Registration Statement on Form S-B2, File No. 333-139298)

10.5	Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to our Revised Definitive Proxy Statement filed on February 10, 2011)*
10.6	Lead Dog Digital, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-B2, File No. 333-139298)*
10.7
Amended and Restated Loan Agreement dated March 31, 2010, between Bridgeline Digital, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2010)

10.8
Amended and Restated Intellectual Property Security Agreement dated March 31, 2010, between Bridgeline Digital, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 5, 2010)

10.9
Fourth Loan Modification Agreement dated May 6, 2011, between Bridgeline Digital, Inc., e.MAGINATION IG, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 11, 2011)

10.10
Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2010)

10.11	Form of Common Stock Purchase Warrant issued to Placement Agent, Dated October 29, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 4, 2010)
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Management compensatory plan

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(c) Financial Statement Schedules

  Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Thomas Massie

Name: Thomas Massie

December 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Massie	Chief Executive Officer and Director	December 29, 2011
Thomas Massie	(Principal Executive Officer)

/s/ Michael Prinn	Chief Accounting Officer	December 29, 2011
Michael Prinn	(Principal Financial Officer)

/s/ John Cavalier	Director	December 29, 2011
John Cavalier

/s/ William Coldrick	Director	December 29, 2011
William Coldrick

/s/ Kenneth Galaznik	Director	December 29, 2011
Kenneth Galaznik

/s/ Robert Hegarty	Director	December 29, 2011
Robert Hegarty

/s/ Scott Landers	Director	December 29, 2011
Scott Landers

 Index of Exhibits

Exhibit No.	Description of Document
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.