Form 10-Q
period 2011-12-31
Bridgeline Digital, Inc.
filed 2012-02-14
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 333-139298

Bridgeline Digital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2263942
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

80 Blanchard Road
Burlington, Massachusetts	01803
(Address of Principal Executive Offices)	(Zip Code)

(781) 376-5555
(Registrant’s telephone number, including area code) 10 Sixth Road, Woburn, Massachusetts 01801 (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of February 9, 2012 was 12,472,873.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2011

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2011

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, our ability to maintain our listing on the Nasdaq Capital Market ,the effect of the delisting of our common stock from Nasdaq Capital Market, the limited market for our common stock,  the volatility of the market price of our common stock, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, or risks associated with our contracts with the U.S. federal government. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements.
BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share and per share data)
(Unaudited)

ASSETS	December 31,	September 30,
	2011	2011
Current assets:
Cash and cash equivalents	$1,684	$2,528
Accounts receivable and unbilled receivables, net	4,132	4,274
Prepaid expenses and other current assets	712	494
Total current assets	6,528	7,296
Equipment and improvements, net	2,218	1,779
Intangible assets, net	1,461	1,527
Goodwill	20,727	20,122
Other assets	704	685
Total assets	$31,638	$31,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$872	$1,291
Accrued liabilities	853	1,081
Accrued earnouts, current	572	295
Debt, current	667	1,750
Capital lease obligations, current	235	216
Deferred revenue	1,533	1,169
Total current liabilities	4,732	5,802

Accrued earnouts, net of current portion	1,122	772
Debt, net of current portion	4,098	3,017
Capital lease obligations, net of current portion	209	215
Other long term liabilities	529	395
Total liabilities	10,690	10,201

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock -$0.001 par value; 20,000,000 shares authorized; 12,472,873 and 12,306,207 shares issued and outstanding, respectively	12	12
Additional paid-in capital	38,292	38,083
Accumulated deficit	(17,233)	(16,770)
Accumulated other comprehensive loss	(123)	(117)
Total stockholders’ equity	20,948	21,208
Total liabilities and stockholders’ equity	$31,638	$31,409

The accompanying notes are an integral part of these consolidated financial statements.

  BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
Revenue:
Web application development services	$5,308	$5,544
Managed service hosting	616	466
Subscription and perpetual licenses	593	519
Total revenue	6,517	6,529
Cost of revenue:
Web application development services	2,855	3,014
Managed service hosting	106	146
Subscription and perpetual licenses	120	182
Total cost of revenue	3,081	3,342
Gross profit	3,436	3,187
Operating expenses:
Sales and marketing	1,715	1,644
General and administrative	1,000	897
Research and development	403	382
Depreciation and amortization	415	348
Impairment of intangible asset	281	---
Total operating expenses	3,814	3,271
Loss from operations	(378)	(84)
Interest income (expense), net	(64)	(51)
Loss before income taxes	(442)	(135)
Provision for income taxes	21	21
Net loss	$(463)	$(156)

Net loss per share:
Basic and diluted	$(0.04)	$(0.01)
Number of weighted average shares:
Basic and diluted	12,319,643	11,883,860

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(463)	$(156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	195	208
Impairment of intangible asset	281	-
Depreciation	220	162
Other amortization	50	84
Stock-based compensation	60	115
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	281	(204)
Prepaid expenses and other assets	(199)	(89)
Accounts payable and accrued liabilities	(674)	(454)
Deferred revenue	210	57
Other liabilities	134	(36)
Total adjustments	558	(157)
Net cash provided by/(used in) operating activities	95	(313)
Cash flows from investing activities:
Equipment and improvements	(523)	(122)
Acquisitions, net of cash acquired	(134)	-
Contingent acquisition payments	(83)	(308)
Net cash used in investing activities	(740)	(430)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	-	857
Borrowings from bank line of credit	1,875	2,450
Payments on bank line of credit	(1,835)	(2,625)
Payments on subordinated promissory notes	(42)	-
Payment on acquired debt	(120)	-
Principal payments on capital leases	(71)	(14)
Net cash (used in)/provided by financing activities	(193)	668
Effect of exchange rate changes on cash and cash equivalents	(6)	2
Net decrease in cash and cash equivalents	(844)	(73)
Cash and cash equivalents at beginning of period	2,528	3,045
Cash and cash equivalents at end of period	$1,684	$2,972
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$60	$6
Income taxes	$1	$15
Non cash activities:
Equipment purchased under capital leases	$76	$473
Equipment and other assets included in accounts payable	$166	$4
Common stock issued in connection with acquisition	$150	$-
Accrued contingent consideration (earnouts)	$600	$-

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

KMWorld Magazine Editors selected iAPPS as a Trend Setting Product in both 2010 and 2011. iAPPS Content Manager won the 2010 Codie Award for Best Content Management Solution globally, and was a finalist for the same award in 2011. iAPPS Commerce was also selected as a finalist for the 2011 Codie Award for Best Electronic Commerce Solution, globally. B2B Interactive has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States in 2009, 2010 and 2011.

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

Locations

The Company’s corporate office is located north of Boston, Massachusetts.  The Company maintains regional offices serving the following geographical locations: Atlanta, GA; Baltimore, MD; Boston, MA; Chicago, IL; Denver, CO; New York, NY; Philadelphia, PA; and Tampa, FL.  The Company has two wholly-owned subsidiaries, Bridgeline Intelligence Group Inc., located in Maryland and Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of December 31, 2011 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended December 31, 2011 and 2010, respectively, are unaudited. The unaudited interim condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2011. These financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at December 31, 2011 and its results of operations for the three months ended December 31, 2011 and 2010, respectively, and its cash flows for the three months ended December 31, 2011 and 2010, respectively. The results for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2012. The accompanying September 30, 2011 Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2012, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

Subsequent Events

The Company evaluated subsequent events through February 14, 2012 and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements.

3.   Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	December 31, 2011	September 30, 2011
Accounts receivable	$3,667	$4,197
Unbilled receivables	613	365
Subtotal	4,280	4,562
Allowance for doubtful accounts	(148)	(288)
Accounts receivable and unbilled receivables, net	$4,132	$4,274

4.   Acquisitions

On October 3, 2011, the Company completed the acquisition of Magnetic Corporation (“Magnetic”), a web technology company based in Tampa, Florida. The Company acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150,000 in cash and (ii) contingent consideration of up to $600,000 in cash and 166,666 shares of Bridgeline Digital common stock, valued at $150,000 ($0.90 per share). The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. Magnetic achieved its quarterly revenue and operating income targets for the three months ended December 31, 2011.

Magnetic’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date, which corresponds to the Company's commencement of fiscal 2012. Revenues for the quarter ended December 31, 2011 were $500 thousand. Proforma financial information for prior periods is not presented as the results of operations were not material, and had no impact on the results of operations.

The estimated fair value of net assets acquired from the Magnetic acquisition are summarized as follows:

Net assets acquired:
Cash	$16
Accounts Receivable, net	139
Other Assets	87
Fixed Assets	57
Intangible Assets	410
Goodwill	522
Total Assets	1,231
Current Liabilities	331
Total liabilities assumed	331
Net assets acquired:	$900

Purchase Price:
Cash Paid	$150
Contingent earnouts - payable in cash	600
Contingent earnouts - payable in common stock	150
$900

Of the $410 thousand allocated to intangible assets, $350 thousand is allocated to customer relationships and $60 thousand is allocated to non-compete agreements, with an average useful life of five years. These amounts are preliminary and will be adjusted when the formal valuation is completed, which is in progress.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As part of the Magnetic acquisition, the Company entered into an operating lease for the Bridgeline Tampa location with the previous owner of Magnetic who now serves as the Senior Vice President and General Manager of Bridgeline Tampa. The lease term is three years and rent is $85 thousand per year.

5.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	As of December 31, 2011
	Gross	Accumulated	Net
	Amount	Amortization	Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-
Customer related	3,747	(2,474)	1,273
Non-compete agreements	697	(509)	188
Acquired software	362	(362)	-
Total intangible assets	$4,832	$(3,371)	$1,461

	As of September 30, 2011
	Gross	Accumulated	Net
	Amount	Amortization	Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-
Customer related	3,397	(2,032)	1,365
Non-compete agreements	637	(475)	162
Acquired software	362	(362)	-
Total intangible assets	$4,422	$(2,895)	$1,527

Total amortization expense related to intangible assets for the three months ended December 31, 2011 and 2010 is as follows:

	Three Months Ended
Amortization expense charged to:	December 31,
	2011	2010
Operating expense *	$476	$186
Cost of revenue	-	22
Total	$476	$208

* Included in amortization expense was a charge to operations of $281 thousand for impairment charges related to assets assumed from our fiscal 2010 acquisition of e.Magination and its wholly-owned subsidiary eMagination IG, LLC (now Bridgeline IG, LLC). In the first quarter of fiscal 2012, the Company stopped servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC. It was therefore determined that a portion of the customer list was impaired.  The impairment charge is included in operating expenses in the Company’s Condensed Consolidated Statements of Operations.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

6.   Goodwill

Changes in the carrying amount of goodwill follows:

	As of	As of
	December 31, 2011	September 30, 2011
Balance at beginning of period	$20,122	$20,036
Acquisitions	522	-
Contingent acquisition payments	83	86
Balance at end of period	$20,727	$20,122

Contingent acquisition payments ("earnouts") related to acquisitions completed before September 30, 2009 are accounted for as an increase to goodwill at the time such earnouts are earned. Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired.  For the year ended September 30, 2011, the Company did not record a goodwill impairment charge.

7.   Debt

Debt consists of the following:

	As of	As of
	December 31, 2011	September 30, 2011
Line of credit borrowings	$2,432	$2,392
Bank term loan	2,000	2,000
Subordinated promissory note	333	375
Total debt	$4,765	$4,767
Less current portion	$667	$1,750
Long term debt, net of current portion	$4,098	$3,017

8.   Shareholder’s Equity

Common Stock

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 166,666 shares of Bridgeline Digital common stock is issuable to the sole stockholder of Magnetic. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets.  For the fiscal quarter ended December 31, 2011, common shares of 13,889 were earned and issuable.

Employee Stock Options

In order to increase employee retention and morale, in October 2011, the Company offered its employees the opportunity to have certain outstanding options modified by (i) reducing the grant exercise price to $0.67, the fair market value of the common stock as of the modification date and (ii) starting a new three year vesting schedule. The aggregate fair value of the modified options of approximately $90 thousand was calculated using the difference in value between the original terms and the new terms as of the modification date. The incremental cost of the modified option over the original option will be recognized as additional compensation expense over the new three year vesting period beginning on the date of modification. This opportunity was generally limited to options issued subsequent to the October 2008 repricing described in Note 11 to the Company’s Annual Report on Form 10-K for fiscal 2011. Options to purchase a total of 697,667 shares of common stock were exchanged for new grants in the October 28, 2011 repricing.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Common Stock Warrants

In July 2007, the Company issued 150,000 warrants to the underwriter’s of the Company’s initial public offering (the “IPO Warrants”) with an original exercise price of $7.50 per share.  In October 2010, 57,000 IPO warrants were cancelled (see below). After adjustments for anti-dilution provisions, the IPO Warrants are exercisable to purchase shares of the Company’s common stock at an exercise price of $7.39.  The IPO Warrants are currently exercisable and will expire in July 2012.

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

On October 29, 2010, the Company issued four year warrants to the placement agent in the Company’s private placement.  The warrants are exercisable to purchase 64,000 shares of the Company’s common stock at a price equal to $1.45 per share.   In return for such warrants, the placement agent agreed to cancel 71,231 warrants issued to the placement agent in April 2006 and 57,000 IPO Warrants.

As of December 31, 2011: (i) IPO Warrants to purchase 93,000 shares at an exercise price of $7.39 remain outstanding; (ii) placement agent warrants to purchase 64,000 shares at an exercise price of $1.45 are outstanding; and (iii) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2011	2,280,204	$1.00	207,000	$4.13
Granted	1,412,667	0.65	—	—
Exercised	—	—	—	—
Forfeited, cancelled or expired	(867,164)	1.10	—	—
Outstanding, December 31, 2011	2,825,707	$0.80	207,000	$4.13

9.   Comprehensive Loss

Comprehensive loss includes net losses, as well as other changes in stockholder’s equity that result from transactions and economic events other than those with the stockholders.

	December 31,
Comprehensive loss was as follows:	2011	2010

Net loss	$(463)	$(156)
Net change in foreign currency translation adjustment	(6)	2
Comprehensive loss	$(469)	$(154)

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

Basic net loss per share for the three months ended December 31, 2011 and 2010 was ($0.04) and $(0.01), respectively. For the three months ended December 31, 2011 and 2010, options to purchase shares of the Company’s common stock of 162,691 and 478,820 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were 675,000 shares to be issued in connection with the e.Magination acquisition and 152,777 shares to be issued in connection with the Magnetic acquisition.

11.   Income Taxes

Income tax expense was $21 thousand for both the three months ended December 31, 2011 and 2010, respectively. Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

KMWorld Magazine Editors selected iAPPS as a Trend Setting Product in both 2010 and 2011. iAPPS Content Manager won the 2010 Codie Award for Best Content Management Solution globally, and was a finalist for the same award in 2011. iAPPS Commerce was also selected as a finalist for the 2011 Codie Award for Best Electronic Commerce Solution, globally. B2B Interactive has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States in 2009, 2010 and 2011.

Bridgeline’s team of Microsoft ®  Gold Certified developers specialize in end-to-end interactive technology solutions which include digital strategy, user-centered design, web application development, SharePoint development, rich media development, search engine optimization and web application hosting management.

Customer Information

We had approximately 640 customers at December 31, 2011 compared with approximately 565 customers at December 31, 2010, an increase of 13%.   Approximately 465 of the Company’s customers, or 73%, pay a monthly subscription fee or a monthly managed service hosting fee.

For the three months ended December 31, 2011 and 2010, no customer represented 10% or more of total revenue.

Results of Operations for the Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

Total revenue for the three months ended December 31, 2011 remained flat at $6.5 million compared with three months ended December 31, 2010.  We had a net loss of ($463) thousand for the three months ended December 31, 2011 compared with a net loss of ($156) thousand for the three months ended December 31, 2010.  Net loss per share for the three months ended December 31, 2011 and 2010 was ($0.04) and ($0.01), respectively.

On October 3, 2011, the Company completed the acquisition of Magnetic Corporation (“Magnetic”), a Tampa, Florida based web technology company. The Company acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150,000 in cash and (ii) contingent consideration of up to $600,000 in cash and 166,666 shares of Bridgeline Digital common stock valued at $150,000 ($0.90 per share). The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters.

The following table sets forth the percentages of revenue for items included in our unaudited condensed consolidated statement of operations presented in our Quarterly Reports on Form 10-Q for the periods presented.

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	$	%
Revenue:	2011	2010	Change	Change
Web application development services
iAPPS application development services	$3,015	$2,300	$715	31%
% of total revenue	46%	35%
Other application development services	2,293	3,244	(951)	(29%)
% of total revenue	35%	50%
Subtotal web application development services	5,308	5,544	(236)	(4%)
% of total revenue	81%	85%
Managed service hosting	616	466	150	32%
% of total revenue	9%	7%
Subscription and perpetual licenses	593	519	74	14%
% of total revenue	9%	8%
Total revenue	6,517	6,529	(12)	-
Cost of revenue:
Web application development services
iAPPS application development cost	1,447	1,100	347	32%
% of iAPPS application revenue	48%	48%
Other application development cost	1,408	1,914	(506)	(26%)
% of other application development revenue	61%	59%
Subtotal web application development services	2,855	3,014	(159)	(5%)
% of web application development services revenue	54%	54%
Managed service hosting	106	146	(40)	(27%)
% of managed service hosting revenue	17%	31%
Subscription and perpetual licenses	120	182	(62)	(34%)
% of subscription and perpetual revenue	20%	35%
Total cost of revenue	3,081	3,342	(261)	(8%)
Gross profit	3,436	3,187	249	8%
Gross profit margin	53%	49%
Operating expenses:
Sales and marketing	1,715	1,644	71	4%
% of total revenue	26%	25%
General and administrative	1,000	897	103	11%
% of total revenue	15%	14%
Research and development	403	382	21	6%
% of total revenue	6%	6%
Depreciation and amortization	415	348	67	19%
% of total revenue	6%	5%
Impairment of intangible asset	281	-	281	100%
% of total revenue	4%	-
Total operating expenses	3,814	3,271	476	15%

Loss from operations	(378)	(84)	(227)	270%
Interest income (expense) net	(64)	(51)	(13)	25%
Loss before income taxes	(442)	(135)	(240)	178%
Provision for income taxes	21	21	-	-
Net loss	$(463)	$(156)	$(240)	154%
Adjusted EBITDA	$428	$485	(56)	(12%)

Revenue

Our revenue is derived from three sources: (i) web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.  Total revenue for the three months ended December 31, 2011 remained flat at $6.5 million compared with the three months ended December 31, 2010.

Web Application Development Services

Revenue from web application development decreased $236 thousand, or 4% to $5.3 million from $5.5 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  Web application development services revenue is comprised of iAPPS development related services and other web development related services generated from non iAPPS related web development engagements. Web application development revenue related to iAPPS engagements increased $715 thousand or 31% while non-iAPPS related web application development revenues decreased $951 thousand or 29%, as we continue to focus on iAPPS engagements.

The decrease in total web application revenues is due to: (i) a stoppage in non-iAPPS related development services from a customer due to a loss of their funding and (ii) our decision to stop servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC.  These decreases were offset by a 31% increase in iAPPS development services and incremental revenues generated from our acquisition of Magnetic.

Web application development services revenue as a percentage of total revenue decreased to 81% from 85% for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  This was due to the increases in license and hosting revenue as we continue to sell more iAPPS licenses.

Managed Service Hosting

Revenue from managed service hosting increased $150 thousand, or 32% to $616 thousand from $466 thousand for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.   Managed services revenue as a percentage of total revenue increased to 9% from 7% the three months ended December 31, 2011 compared to the three months ended December 31, 2010, as a result of the increase in revenue. The increase is attributable to an increase in iAPPS related hosting arrangements for perpetual licenses sold and incremental revenues generated from our acquisition of Magnetic.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $74 thousand, or 14% to $593 thousand from $519 thousand for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  Subscription and perpetual license revenue as a percentage of total revenue increased to 9% from 8% for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The increase is due primarily to a higher amount of iAPPS SaaS subscription revenues, and to a lesser extent iAPPS perpetual license revenue recognized in the three months ended December 31, 2011 compared to iAPPS licenses and subscriptions recognized in the three months ended December 31, 2010.

Costs of Revenue

Total cost of revenue decreased $261 thousand, or 8% to $3.1 million from $3.3 million the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Cost of Web Application Development Services

Cost of web application development services decreased $159 thousand, or 5% to $2.9 million from $3.0 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.   The cost of web application development services as a percentage of application development services revenue remained flat at 54% for the both periods.  The decrease in cost of web application development services is attributable to the decrease in personnel as a result of our decision to stop servicing low margin opportunities related to our prior acquisition of e.Magination IG, LLC. Cost of iAPPS application development services related to iAPPS engagements increased $347 thousand in proportion to the increases in iAPPS application development services revenues. Cost of other application development services decreased $509 thousand driven by the decrease in staff previously supporting e.Magination IG, LLC contracts.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $40 thousand or 27% for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The cost of managed services as a percentage of managed services revenue decreased to 17% from 31% for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The decrease in managed service hosting costs is due to our continued efforts to streamline expenses.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $62 thousand, or 34%, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 20% from 35% for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  The decrease in subscription and perpetual license costs and the improvement in margin is attributable to higher percentage of revenues from iAPPS SaaS licenses and maintenance renewals on iAPPS perpetual licenses.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $71 thousand, or 4% to $1.7 million from $1.6 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  Sales and marketing expenses represented 26% and 25% of total revenue for the three months ended December 31, 2011 and 2010, respectively.  This increase is primarily attributable to additional sales personnel added as a result of acquisition of Magnetic.

General and Administrative Expenses

General and administrative expenses increased $103 thousand, or 11% to $1 million from $897 thousand for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.   General and administrative expenses represented 15% and 14% of total revenue for the three months ended December 31, 2011 and 2010, respectively.  The increase in general and administrative expenses is primarily due to personnel costs and increased staffing.

Research and Development

Research and development expense increased by $21 thousand, or 6% to $403 thousand from $382 thousand for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. No software costs were capitalized in the three months ended December 31, 2011 or 2010.  The increase in research and development expense is primarily due to an increase in the number of research and development employees as we continue to invest in enhancements for our iAPPS Product Suite.

Depreciation and Amortization

Depreciation and amortization expense increased by $67 thousand, or 19% to $415 thousand from $348 thousand for three months ended December 31, 2011 compared to the three months ended December 31, 2010. Depreciation and amortization represented 6% and 5% of revenue for the three months ended December 31, 2011 and 2010, respectively. The increase is attributable to costs related to investments in our cloud-based infrastructure and amortization of intangible assets acquired through acquisitions.

Impairment of Intangible Assets

This increase is attributable to an impairment charge recorded in the three months ended December 31, 2011. We incurred a charge to operations of $281 thousand for impairment charges related to an intangible asset assumed from our fiscal 2010 acquisition of e.Magination and its wholly-owned subsidiary eMagination IG, LLC. In the first quarter of fiscal 2012, the Company stopped servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC. It was therefore determined that a portion of the customer list was impaired.

Income (Loss) from Operations

The loss from operations was ($378) thousand for the three months ended December 31, 2011, as compared to a loss from operations of ($84) thousand for the three months ended December 31, 2010.  The loss from operations for the three months ended December 2011 is primarily attributable to the impairment charge of $281 thousand.

Income Taxes

The provision for income tax expense was $21 thousand for both the three months ended December 31, 2011 and the three months ended December 31, 2010.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

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

The following table reconciles net loss (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

(in thousands)	Three Months Ended
	December 31,
	2011	2010
Net loss	$(463)	$(156)
Provision for income tax	21	21
Interest expense (income), net	64	51
Amortization of intangible assets	195	208
Impairment of intangible asset	281	--
Depreciation	220	162
EBITDA	318	286
Other amortization	50	84
Stock based compensation	60	115
Adjusted EBITDA	$428	$485

The decrease in Adjusted EBITDA is primarily related to a larger net loss for the current period and the impairment of intangible assets, partially offset by decreases in other amortization for capitalized software and stock-based compensation charges.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $95 thousand for the three months ended December 31, 2011 compared to cash used in operating activities of $313 thousand for the three months ended December 31, 2010.  The increase in cash from operating activities is primarily attributable to an increase in deferred revenues and collection of accounts receivable, offset by lower net income for three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Investing Activities

Cash used by investing activities was $740 thousand for the three months ended December 31, 2011 compared to $430 thousand for the three months ended December 31, 2010.    This amount included expenditures for equipment and improvements of $523 thousand for the three months ended December 31, 2011 compared with $122 thousand for the three months ended December 31, 2010.  Costs for the acquisition of Magnetic Corporation were $134 thousand and contingent acquisition payments were $83 thousand for the three months ended December 31, 2011 compared with costs related to acquisitions and contingent acquisition payments of $308 thousand for the three months ended December 31, 2010.

Financing Activities

Cash used in financing activities was $193 thousand for the three months ended December 31, 2011 compared cash provided by financing activities of $668 thousand for the three months ended December 31, 2010.  Cash used in financing activities for the three months ended December 31, 2011 includes payments on capital leases of $71 thousand, payments on subordinated debt of $42 thousand, and payment on bank loans assumed from the acquisition of Magnetic Corporation of $120 thousand.

Capital Resources and Liquidity Outlook

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

Contractual Obligations

We lease our facilities in the United States and India.  During the quarter ended December 31, 2011, the Company signed a new office lease for its Burlington, MA corporate office location.  The lease term expires in January 2019, with future minimum lease payments totaling $1.8 million.

Other new contractual obligations as of December 31, 2011 include equipment acquired under capitalized lease agreements valued at $76 thousand with payments extending through December 2014.

As of December 31, 2011, we had an accrued contingent earnout liability of $1.7 million from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2015.  Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.  We also have potential contingent acquisition payments of $743 thousand due related to acquisitions completed prior to September 30, 2009, which are not required to be accrued until earned.

Critical Accounting Policies

These critical accounting policies and estimates by our management should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) that are included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on December 29, 2011.

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

During fiscal 2010, we began to develop a reseller channel to supplement our direct sales force for our iAPPS Product Suite. We continued to develop this reseller channel in fiscal 2012.  Resellers are generally located in territories where we do not have a direct sales force.  Customers generally sign a license agreement directly with us. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

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

Accounting for Goodwill and Intangible Assets

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired. Though the Company’s stock price declined from $1.22 at September 30, 2010 (the date of the fiscal 2010 annual test) to $0.53 at September 30, 2011, the Company did not consider the decline in stock price a triggering event as:

•
The Company’s performance since the last annual test has not deteriorated as both revenue and gross profit have increased and loss from operations was greater compared to fiscal 2010 due the Company’s decision to invest in its iAPPS product suite; and

•
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

Accounting for Stock-Based Compensation

At December 31, 2011, we maintained two stock-based compensation plans more fully described in Note 11 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2011.

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

Stock Options Activity (Repricing Plans)

On October 28, 2011, the Company offered its employees the opportunity to have certain outstanding options modified by (i) reducing the grant exercise price to $0.67, the fair market value of the common stock as of the modification date and (ii) starting a new three year vesting schedule. The aggregate fair value of the modified options of approximately $90 thousand was calculated using the difference in value between the original terms and the new terms as of the modification date. The incremental cost of the modified option over the original option will be recognized as additional compensation expense over the new three year vesting period beginning on the date of modification. This opportunity was generally limited to options issued subsequent to the October 2008 repricing described above and in Note 11 to the Company’s Annual Report on Form 10-K for fiscal 2011.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended December 31, 2011. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Common Stock

On October 3, 2011, the Company completed the acquisition of Magnetic Corporation (“Magnetic”), a Tampa, Florida based web technology company. In connection with this acquisition, the Company issued 166,666 shares of Bridgeline Digital common stock to the sole stockholder of Magnetic as partial contingent consideration for the purchase. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets.  To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters.

Item 6.	Exhibits.

Exhibit No.	Description of Document
2.1
Agreement and Plan of Merger, dated October  3, 2011, by and among Bridgeline Digital, Inc., Magnetic Corporation and Jennifer Bakunas ( incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 6, 2011).

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

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgeline Digital, Inc.
(Registrant)

February 14, 2012	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

February 14, 2012	/s/ Michael D. Prinn
Date	Michael D. Prinn Senior Vice President Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.