Form 10-Q
period 2012-03-31
Bridgeline Digital, Inc.
filed 2012-05-14
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of May 11, 2012 was 12,614,627.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2012

Index

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2012 and September 30, 2011	4

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2012 and 2011	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 2012 and 2011	6
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II	Other Information

Item 1. Item 2.	Legal Proceedings Unregistered Sales of Equity Securities and Use of Proceeds	32 32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signatures		34

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2012

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, our ability to maintain our listing on the Nasdaq Capital Market, the limited market for our common stock,  the volatility of the market price of our common stock, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, or risks associated with our contracts with the U.S. federal government. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION
Item 1.       Financial Statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share and per share data)
(Unaudited)

ASSETS	March 31,	September 30,
	2012	2011
Current assets:
Cash and cash equivalents	$1,352	$2,528
Accounts receivable and unbilled receivables, net	3,672	4,274
Prepaid expenses and other current assets	846	494
Total current assets	5,870	7,296
Equipment and improvements, net	3,082	1,779
Intangible assets, net	1,270	1,527
Goodwill	20,809	20,122
Other assets	664	685
Total assets	$31,695	$31,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$987	$1,291
Accrued liabilities	937	1,081
Accrued earnouts, current	527	295
Debt, current	1,366	1,750
Capital lease obligations, current	200	216
Deferred revenue	1,206	1,169
Total current liabilities	5,223	5,802

Accrued earnouts, net of current portion	923	772
Debt, net of current portion	3,344	3,017
Capital lease obligations, net of current portion	209	215
Other long term liabilities	1,206	395
Total liabilities	$10,905	$10,201

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock -$0.001 par value; 20,000,000 shares authorized; 12,606,511 and 12,306,207 shares issued and outstanding, respectively	13	12
Additional paid-in capital	38,329	38,083
Accumulated deficit	(17,399)	(16,770)
Accumulated other comprehensive loss	(153)	(117)
Total stockholders’ equity	20,790	21,208
Total liabilities and stockholders’ equity	$31,695	$31,409

The accompanying notes are an integral part of these consolidated financial statements.

  BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenue:
Web application development services	$5,441	$5,381	$10,749	$10,924
Managed service hosting	611	501	1,227	968
Subscription and perpetual licenses	620	731	1,213	1,250
Total revenue	6,672	6,613	13,189	13,142
Cost of revenue:
Web application development services	2,771	2,963	5,626	5,976
Managed service hosting	85	115	191	261
Subscription and perpetual licenses	100	178	220	361
Total cost of revenue	2,956	3,256	6,037	6,598
Gross profit	3,716	3,357	7,152	6,544
Operating expenses:
Sales and marketing	1,846	1,779	3,561	3,422
General and administrative	1,001	1,022	2,001	1,920
Research and development	480	470	883	852
Depreciation and amortization	435	333	850	681
Impairment of intangible asset	----	----	281	----
Total operating expenses	3,762	3,604	7,576	6,875
Loss from operations	(46)	(247)	(424)	(331)
Interest income (expense), net	(72)	(61)	(136)	(112)
Loss before income taxes	(118)	(308)	(560)	(443)
Provision for income taxes	48	21	69	42
Net loss	$(166)	$(329)	$(629)	$(485)

Net loss per share:
Basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.04)
Number of weighted average shares:
Basic and diluted	12,338,156	12,254,793	12,328,899	12,069,326

 The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(629)	$(485)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	386	398
Impairment of intangible asset	281	-
Depreciation	464	312
Other amortization	90	175
Stock-based compensation	155	187
Contingent earnout liability adjustment	(313)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	833	(191)
Prepaid expenses and other assets	(209)	(308)
Accounts payable and accrued liabilities	(745)	(327)
Deferred revenue	(134)	277
Other liabilities	(139)	(18)
Total adjustments	669	505
Net cash provided by operating activities	40	20
Cash flows from investing activities:
Equipment and improvements	(580)	(213)
Acquisitions, net of cash acquired	(33)	-
Software development capitalization costs	(14)	-
Contingent acquisition payments	(261)	(413)
Net cash used in investing activities	(888)	(626)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	-	857
Proceeds from exercise of employee stock options	20	121
Borrowings from bank line of credit	1,875	4,450
Payments on bank line of credit	(1,849)	(4,625)
Payments on acquired debt	(120)	-
Payments on subordinated promissory notes	(83)	(42)
Principal payments on capital leases	(135)	(82)
Net cash (used in)/provided by financing activities	(292)	679
Effect of exchange rate changes on cash and cash equivalents	(36)	7
Net (decrease)/increase in cash and cash equivalents	(1,176)	80
Cash and cash equivalents at beginning of period	2,528	3,045
Cash and cash equivalents at end of period	$1,352	$3,125
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$130	$110
Income taxes	$34	$27
Non cash activities:
Equipment purchased under capital leases	$104	$573
Equipment and other assets included in accounts payable	$237	$50
Accrued contingent consideration (earnouts)	$600	$-
Common stock issued in connection with acquisition	$150	$-

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

In 2012, KMWorld Magazine Editors selected iAPPS one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in both 2010 and 2011. iAPPS Content Manager and iAPPS Commerce were selected as finalists for the 2012 Codie Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. iAPPS Content Manager won the 2010 Codie Award for Best Content Management Solution globally, and was a finalist for the same award in 2011. iAPPS Commerce was also selected as a finalist for the 2011 Codie Award for Best Electronic Commerce Solution, globally. B2B Interactive has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States in 2009, 2010 and 2011.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2012, the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011, respectively, and the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, respectively, are unaudited. The unaudited interim condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2011. These condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at March 31, 2012 and its results of operations for the three and six months ended March 31, 2012 and 2011, respectively, and its cash flows for the six months ended March 31, 2012 and 2011, respectively. The results for the three and six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending September 30, 2012. The accompanying September 30, 2011 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Recent Accounting Pronouncements

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements.

3.   Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of March 31, 2012	As of September 30, 2011
Accounts receivable	$3,448	$4,197
Unbilled receivables	409	365
Subtotal	3,857	4,562
Allowance for doubtful accounts	(185)	(288)
Accounts receivable and unbilled receivables, net	$3,672	$4,274

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

4.   Acquisitions

Magnetic Corporation

On October 3, 2011, the Company completed the acquisition of Magnetic Corporation (“Magnetic”), a web technology company based in Tampa, Florida. The Company acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150 thousand in cash and (ii) contingent consideration of up to $600 thousand in cash and 166,666 shares of Bridgeline Digital common stock, valued at $150 thousand ($0.90 per share). The cash consideration was further reduced by $100 thousand due to the Seller’s inability to meet an agreed upon target for working capital. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. Magnetic achieved its quarterly revenue and operating income targets for the three months ended December 31, 2011 and March 31, 2012. Magnetic’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date, which corresponds to the Company’s commencement of fiscal 2012.

The estimated fair value of net assets acquired from the Magnetic acquisition are summarized as follows:

Net assets acquired:	Amount
Cash	$17
Accounts Receivable, net	139
Other Assets	103
Fixed Assets	57
Intangible Assets	410
Goodwill	522
Total Assets	1,248
Current Liabilities	448
Total liabilities assumed	448
Net assets acquired:	$800

Purchase Price:
Cash Paid	$50
Contingent earnouts - payable in cash	600
Contingent earnouts - payable in common stock	150
$800

Of the $410 thousand allocated to intangible assets, $350 thousand is allocated to customer relationships and $60 thousand is allocated to non-compete agreements, with an average useful life of five years. These amounts are preliminary and will be adjusted when the formal valuation is completed, which is in progress.

The following unaudited pro forma financial information reflects the combined results of operations for Bridgeline for the six months ended March 31, 2012 and 2011, including certain adjustments, as if the acquisition had occurred on October 1, 2010.  This information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of the period, and is not necessarily indicative of the results which may be obtained in the future.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Unaudited Pro forma financial information

	Six Months	Six Months
(in thousands, except per share data)	Ended	Ended
	March 31, 2012	March 31, 2011

Total revenue	$13,189	$14,293
Net loss	$(629)	$(433)
Net loss per share:
Basic and diluted	$(0.05)	$(0.04)
Number of weighted average shares:
Basic and diluted	12,329	12,069

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

In the three months ended March 31, 2012, the Company recorded a $313 thousand reduction of contingent earnout liabilities for certain targets that were not achieved. The $313 thousand is included in General and Administrative Expenses in the Consolidated Statement of Operations.  Of the $313 thousand adjustment, $144 thousand reduced accrued contingent liabilities and $169 thousand was consideration payable in stock and allocated to additional paid-in capital.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

5.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	As of March 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-
Customer related	3,747	(2,631)	1,116
Non-compete agreements	697	(543)	154
Acquired software	362	(362)	-
Total intangible assets	$4,832	$(3,562)	$1,270

	As of September 30, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-
Customer related	3,397	(2,032)	1,365
Non-compete agreements	637	(475)	162
Acquired software	362	(362)	-
Total intangible assets	$4,422	$(2,895)	$1,527

Total amortization expense related to intangible assets for the three and six months ended March 31, 2012 and 2011 is as follows:

Amortization expense charged to:	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Operating expense *	$191	$6	$667	$30
Cost of revenue	-	184	-	368
Total	$191	$190	$667	$398

* Included in amortization expense for the six months ended March 31, 2012 was a charge to operations of $281 thousand for impairment charges related to assets assumed from our fiscal 2010 acquisition of e.Magination and its wholly-owned subsidiary eMagination IG, LLC (now Bridgeline Intelligence Group, Inc.). In the first quarter of fiscal 2012, the Company stopped servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC. It was therefore determined that a portion of the customer list was impaired.  The impairment charge is included in operating expenses in the Company’s Condensed Consolidated Statements of Operations.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

6.   Goodwill

Changes in the carrying amount of goodwill follows:

	As of	As of
	March 31, 2012	September 30, 2011
Balance at beginning of period	$20,122	$20,036
Acquisitions	522	-
Contingent acquisition payments	165	86
Balance at end of period	$20,809	$20,122

Contingent consideration (“earnouts”) related to acquisitions completed before September 30, 2009 are accounted for as an increase to goodwill at the time such earnouts are paid or earned.  Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired.  For the year ended September 30, 2011 the Company’s assessment was that goodwill was not impaired and did not record a goodwill impairment charge.

7.   Fair Value of Financial Instruments

The fair value of cash and cash equivalents and trade receivables approximates their carrying values due to their short maturities.  The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated. The fair value of subordinated debt, bank term loans and credit lines also approximate their carrying values.

In accordance with FASB ASC Topic 820, "Fair Value Measurements and Disclosures", the estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value based on the following value hierarchy:

Level 1	Quoted prices in active markets for identical assets or liabilities;

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes the financial liabilities measured at fair value on a recurring basis:

	As of	As of
	March 31, 2012	September 30, 2011
Level 3:
Contingent earnout liabilities	$1,450	$1,067

The contingent earnout liabilities were recorded at fair value based on valuation models that utilize relevant factors such as estimated probabilities of the acquisitions achieving the performance targets throughout the earnout period.

The following table summarizes the changes in earnout liabilities for the six months ended March 31, 2012.

Balance at September 30, 2011	$1,067
Contingent earnout liability accruals	788
Contingent earnout liability payments	(261)
Contingent earnout liability valuation adjustment	(144)
Balance at March 31, 2012	$1,450

8.   Debt

 In March 2010, the Company entered into an Amended and Restated Loan and Security Agreement SVB (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement has a two year term which expires on March 31, 2012. In May 2011, the Company amended its loan arrangement (the “Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2013. The Amendment also revised certain financial covenants and amended the out of formula borrowings to be structured as a $2 million term loan and interest on the term loan will be at SVB’s prime rate plus 1.75%.  In May 2012, the Company amended its loan agreement (the “2012 Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2014. The 2012 Amendment also revised certain financial covenants.

Debt consists of the following:

	As of	As of
	March 31, 2012	September 30, 2011
Line of credit borrowings	$2,418	$2,392
Bank term loan	2,000	2,000
Subordinated promissory note	292	375
Total debt	$4,710	$4,767
Less current portion	$1,366	$1,750
Long term debt, net of current portion	$3,344	$3,017

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

 9.   Other Long Term Liabilities

Deferred Rent

In connection with new leases for the Company’s headquarters in Burlington, Massachusetts and a new location in New York, the Company made investments in leasehold improvements at these locations of approximately $1.4 million, of which the respective landlords funded approximately $950 thousand.  The capitalized leasehold improvements are being amortized over the initial lives of each lease. The improvements funded by the landlords are treated as lease incentives.  Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Condensed Consolidated Balance Sheet. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases.

10.   Shareholder’s Equity

Common Stock

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 166,666 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of Magnetic. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets.  For the six months ended March 31, 2012, common shares of 27,777 were earned.

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

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan ( the “ESPP”).  Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 300,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 150,000 shares.  The first purchase period will be June 2012 through November 2012.

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

As of March 31, 2012: (i) IPO Warrants to purchase 93,000 shares at an exercise price of $7.39 remain outstanding; (ii) placement agent warrants to purchase 64,000 shares at an exercise price of $1.45 are outstanding; and (iii) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding, September 30, 2011	2,280,204	$1.00	207,000	$4.13
Granted	1,737,667	0.68	—	—
Exercised	(133,638)	0.82	—	—
Forfeited, cancelled or expired	(1,036,330)	1.04	—	—
Outstanding, March 31, 2012	2,847,903	$0.79	207,000	$4.13

11.  Comprehensive Income

Comprehensive income includes net (loss) income, as well as other changes in stockholder’s equity that result from transactions and economic events other than those with the stockholders.

Comprehensive loss was as follows:
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net loss	$(166)	$(329)	$(629)	$(485)
Net change in foreign currency translation adjustment	(30)	5	(36)	7
Comprehensive loss	$(196)	$(324)	$(665)	$(478)

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

12.  Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net loss	$(166)	$(329)	$(629)	$(485)
Weighted average common shares outstanding - basic	12,338	12,255	12,329	12,069
Effect of dilutive securities (primarily stock options)	-	-	-	-
Weighted average common shares outstanding - diluted	12,338	12,255	12,329	12,069

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.04)

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “ treasury stock” method.

For the three and six months ended March 31, 2011, options to purchase shares of the Company’s common stock of 467,490 and 433,275 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were 675,000 shares to be issued in connection with the e.Magination acquisition.  Options to purchase shares of the Company’s common stock of 180,126 and 154,654 for the three and six months ended March 31, 2012 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also excluded for the three and six months ended March 31, 2012 were 138,888 shares to be issued in connection with the Magnetic acquisition.

13.  Income Taxes

Income tax expense was $48 thousand and $21 thousand for the three months ended March 31, 2012 and 2011, respectively, and $69 thousand and $42 thousand for the six months ended March 31, 2012 and 2011, respectively. Income tax expense consists of the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

14.  Related Party Transactions

The Company has retained the services of one of its outside directors as a management consultant to assist the executive management team. The term of the engagement is one year, expiring in January 2013, at a rate of $8,000 per month. The consulting arrangement is terminable by either party with thirty days written notice.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

15.  Legal Proceedings

Bridgeline Digital, Inc. vs. e.Magination network, LLC and its principal owner, Daniel Roche.

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline seeks damages for accounts receivable allegedly collected by Mr. Roche and e.Magination and used to pay obligations of e.Magination and Mr. Roche (accounts receivable contractually belonging to Bridgeline).  e.Magination and Mr. Roche have asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline has breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline. This lawsuit remains unresolved as of March 31, 2012.

Ingeniador, LLC vs. Interwoven, Inc., Bridgeline Digital, Inc., et al

On April 26, 2012, the Company was informed that on such date the United States District Court for the District of Puerto Rico entered a default judgment against the Company as part of a patent infringement lawsuit brought by Ingeniador, LLC against 16 companies, including Bridgeline. The Company is currently seeking to have the default judgment set aside as it was never informed of the lawsuit and were not offered an opportunity to address the complaint. Ingeniador, LLC alleges Bridgeline has been infringing its patent rights and is seeking monetary damages. The Company believes this lawsuit is without merit and intends to defend this case vigorously.

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

In 2012, KMWorld Magazine Editors selected iAPPS one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in both 2010 and 2011. iAPPS Content Manager and iAPPS Commerce were selected as finalists for the 2012 Codie Awards for Best Content Management and Best Electronic Commerce Solution, globally. iAPPS Content Manager won the 2010 Codie Award for Best Content Management Solution globally, and was a finalist for the same award in 2011. iAPPS Commerce was also selected as a finalist for the 2011 Codie Award for Best Electronic Commerce Solution, globally. B2B Interactive has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States in 2009, 2010 and 2011.

Bridgeline’s team of Microsoft ®  Gold Certified developers specialize in end-to-end interactive technology solutions which include digital strategy, user-centered design, web application development, SharePoint development, rich media development, search engine optimization and web application hosting management.

Customer Information

We had approximately 639 customers at March 31, 2012 compared with approximately 553 customers at March 31, 2011, an increase of 16%.  Approximately 465 of the Company’s customers, or 73%, pay a monthly subscription fee or a monthly managed service hosting fee.

For the three and six months ended March 31, 2012 and 2011 no customer represented 10% or more of total revenue.

Results of Operations for the Three and Six Months Ended March 31, 2012 compared to the Three and Six Months Ended March 31, 2011

Total revenue for the three months ended March 31, 2012 was $6.7 million compared with $6.6 million for the three months ended March 31, 2011.  We had a net loss of $(166) thousand for the three months ended March 31, 2012 compared with net loss of $(329) thousand for the three months ended March 31, 2011.  Net loss per share for the three months ended March 31, 2012 was $(0.01) compared with net loss per share of $(0.03) for the three months ended March 31, 2011.

Total revenue for the six months ended March 31, 2012 was $13.2 million compared with $13.1 million for the six months ended March 31, 2011.  We had a net loss of $(629) thousand for the six months ended March 31, 2012 compared with net loss of $(485) thousand for the six months ended March 31, 2011.  Net loss per share for the six months ended March 31, 2012 was $(0.05) compared with net loss per share of $(0.04) for the six months ended March 31, 2011.

The following table sets forth the percentages of revenue for items included in our unaudited condensed consolidated statement of operations presented in our Quarterly Reports on Form 10-Q for the periods presented.

Revenue:	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	$ Change	% Change	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011	$ Change	% Change
Web application development services
iAPPS application development services	$3,524	$2,083	1,441	69%	$6,539	$4,383	2,156	49%
% of total revenue	53%	31%			50%	33%
Other application development services	1,917	3,298	(1,381)	(42%)	4,210	6,541	(2,331)	(36%)
% of total revenue	29%	50%			32%	50%
Subtotal web application development services	5,441	5,381	60	1%	10,749	10,924	(175)	(2%)
% of total revenue	82%	81%			81%	83%

Managed service hosting	611	501	110	22%	1,227	968	259	27%
% of total revenue	9%	8%			9%	7%
Subscription and perpetual licenses	620	731	(111)	(15%)	1,213	1,250	(37)	(3%)
% of total revenue	9%	11%			9%	10%
Total revenue	6,672	6,613	59	1%	13,189	13,142	47	0%
Cost of revenue:
Web application development services
iAPPS application development costs	1,692	993	699	70%	3,139	2,105	1,034	49%
% of iAPPS application development revenue	48%	48%			48%	48%
Other application development costs	1,079	1,970	(891)	(45%)	2,487	3,871	(1,384)	(36%)
% of other application development revenue	56%	60%			59%	59%
Subtotal web application development costs	2,771	2,963	(192)	(6%)	5,626	5,976	(350)	(6%)
% of web application development services revenue	51%	55%			52%	55%

Managed service hosting	85	115	(30)	(26%)	191	261	(70)	(27%)
% of managed service hosting revenue	14%	23%			16%	27%
Subscription and perpetual licenses	100	178	(78)	(44%)	220	361	(141)	(39%)
% of subscription and perpetual revenue	16%	24%			18%	29%
Total cost of revenue	2,956	3,256	(300)	(9%)	6,037	6,598	(561)	(9%)
Gross profit	3,716	3,357	359	11%	7,152	6,544	608	9%
Gross profit margin	56%	51%			54%	50%
Operating expenses:
Sales and marketing	1,846	1,779	67	4%	3,561	3,422	139	4%
% of total revenue	28%	27%			27%	26%
General and administrative	1,001	1,022	(21)	(2%)	2,001	1,920	81	4%
% of total revenue	15%	15%			15%	15%
Research and development	480	470	10	2%	883	852	31	4%
% of total revenue	7%	7%			7%	6%
Depreciation and amortization	435	333	102	31%	850	681	169	25%
% of total revenue	7%	5%			13%	5%
Impairment of intangible asset	-	-	-	-	281	-	281	(100%)
% of total revenue	-	-			6%	-
Total operating expenses	3,762	3,604	158	4%	7,576	6,875	701	10%

Loss from operations	(46)	(247)	201	(81%)	(424)	(331)	(93)	28%
Interest income (expense) net	(72)	(61)	(11)	18%	(136)	(112)	(24)	21%
Loss before income taxes	(118)	(308)	190	(62%)	(560)	(443)	(117)	26%
Provision for income taxes	48	21	27	129%	69	42	27	64%
Net loss	$(166)	$(329)	$163	(50%)	$(629)	$(485)	$(144)	30%
Adjusted EBITDA	$524	$256	$268	105%	$952	$741	$211	28%

Revenue

Our revenue is derived from three sources: (i) web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.  Total revenue for the three months ended March 31, 2012 was $6.7 million compared with $6.6 million for the three months ended March 31, 2011.  Total revenue for the six months ended March 31, 2012 was $13.2 million compared with $13.1 million for the six months ended March 31, 2011.

Web Application Development Services

Web application development services revenue is comprised of iAPPS development related services and other web development related services generated from non iAPPS related engagements. Revenue from web application development services increased $60 thousand, or 1%, to $5.4 million for the three months ended March 31, 2012.   The increase compared to the prior period is due to an increase in iAPPS application development services revenue as we continue to concentrate on selling higher-margin iAPPS engagements to both new and existing customers. Revenue from iAPPS application development increased $1.4 million, or 69% to $3.5 million compared to the three months ended March 31, 2011.  Revenue from other application development (non-iAPPS) decreased $1.4 million, or 42%, to $1.9 million compared to the three months ended March 31, 2011.  The decreases in non-iAPPS application development services revenues is primarily attributable to a stoppage in non-iAPPS related development services from a customer due to a loss of their funding, as well as our decision to stop servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC.

Web application development services revenue as a percentage of total revenue increased to 82% from 81% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The increase is attributable to a larger mix of iAPPS services as compared to sales of iAPPS perpetual license revenue sales in the current period.

Revenue from web application development services decreased $175 thousand, or 2% to $10.7 million for the six months ended March 31, 2012.   The decrease compared to the prior period is primarily related to a decrease in non-iAPPS application development services revenue of $2.3 million, or 36%, to $4.2 million compared to the six months ended March 31, 2011. The decrease in non-iAPPS application development services revenue is attributable to a stoppage in non-iAPPS related development services from a customer due to a loss of their funding, as well as our decision to stop servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC. Revenue from iAPPS application development services increased $2.2 million, or 49%, to $6.5 million compared to the six months ended March 31, 2011.

Web application development services revenue as a percentage of total revenue decreased to 81% from 83% compared to the six months ended March 31, 2011. The decrease as a percentage of total revenues is primarily attributable to a 27% increase in managed service hosting as a number of customers who purchased perpetual iAPPS licenses also chose us to host their website.

Managed Service Hosting

Revenue from managed service hosting increased $110 thousand, or 22%, to $611 thousand compared to the three months ended March 31, 2011.  Revenue from managed service hosting increased $259 thousand, or 27%, to $1.2 million compared to the six months ended March 31, 2011.  The increases are attributable to incremental revenues generated from our acquisition of Magnetic in October 2011 and increases in iAPPS related hosting arrangements for perpetual licenses sold.

Managed services revenue as a percentage of total revenue increased to 9% from 8% compared to the three months ended March 31, 2011, and increased to 9% from 7% compared to the six months ended March 31.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses decreased $111 thousand, or 15%, to $620 thousand compared to the three months ended March 31, 2011.  Revenue from subscription and perpetual licenses decreased $37 thousand, or 3%, to $1.2 million compared to the six months ended March 31, 2011.  The decreases are primarily attributable to decreases in the number of perpetual licenses sold partially offset by increases in the number of SaaS licenses and annual maintenance renewals recognized. Historically, revenue from perpetual licenses has fluctuated from quarter to quarter.

Subscription and perpetual license revenue as a percentage of total revenue decreased to 9% from 11% compared to the three months ended March 31, 2011, and decreased to 9% from 10% compared to the six months ended March 31, 2011. The decreases are primarily attributable to the larger mix of iAPPS web application development services revenues and managed hosting revenues compared to perpetual licenses sold.

Costs of Revenue

Total cost of revenue decreased $300 thousand, or 9%, to $3.0 million compared to the three months ended March 31, 2011. Total cost of revenue decreased $561 thousand, or 9%, to $6.0 million compared to the six months ended March 31, 2011. These decreases are due to increases in iAPPS related application development services (discussed below) and our decision to stop servicing low margin opportunities related to our prior acquisition of e.Magination IG, LLC.

Cost of Web Application Development Services

Cost of web application development services decreased $192 thousand, or 6%, to $2.8 million compared to the three months ended March 31, 2011.  The cost of web application development services as a percentage of application development services revenue decreased to 51% from 55% compared to the prior period.  Cost of web application development services decreased $350 thousand, or 6%, to $5.6 million compared to the six months ended March 31, 2011.  The cost of web application development services as a percentage of application development services revenue decreased to 52% from 55% compared to the prior period.

The decreases in the cost of web application development services in the three and six months ended March 31, 2012 over the comparable periods are primarily attributable to an increase in iAPPS application development services as iAPPS related engagements have more profitable margins and a decrease in personnel as a result of our decision to stop servicing low margin opportunities related to our prior acquisition of e.Magination IG, LLC.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $30 thousand, or 26%, to $85 thousand compared to the three months ended March 31, 2011. The cost of managed services as a percentage of managed services revenue decreased to 14% from 23% compared to the three months ended March 31, 2011.

Cost of managed service hosting decreased $70 thousand, or 27%, to $191 thousand compared to the six months ended March 31, 2011. The cost of managed services as a percentage of managed services revenue decreased to 16% from 27% compared to the six months ended March 31, 2011.

The decreases in managed service hosting costs for the three and six months ended March 31, 2012 over the comparable periods are due to our efforts to streamline costs in relation to ending engagements with lower margin hosting customers. We will continue to make investments to our hosting environment to support our core iAPPS customer base, which is a higher margin business.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $78 thousand, or 44%, to $100 thousand compared to the three months ended March 31, 2011.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 16% from 24% compared to the three months ended March 31, 2011.  Cost of subscription and perpetual licenses decreased $141 thousand, or 39%, to $220 thousand compared to the six months ended March 31, 2011.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 18% from 29% compared to the six months ended March 31, 2011.

The decreases in subscription and perpetual license costs for both the three and six months ended March 31, 2012 compared to the prior periods is attributable to cost efficiencies realized on our iAPPS SaaS environment and a decrease in amortization of software costs associated with the development of iAPPS.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $67 thousand, or 4%, to $1.8 million compared to the three months ended March 31, 2011.  Sales and marketing expenses represented 28% and 27% of total revenue for the three months ended March 31, 2012 and 2011, respectively.  Sales and marketing expenses increased $139 thousand, or 4%, to $3.6 million compared to the six months ended March 31, 2011.  Sales and marketing expenses represented 27% and 26% of total revenue for the six months ended March 31, 2012 and 2011, respectively.

The increases for the three and six months ended March 31, 2012 compared to the prior periods primarily are attributable to incremental sales and marketing expenses from the acquisition of Magnetic completed during the first quarter of fiscal 2012.

General and Administrative Expenses

General and administrative expenses decreased $21 thousand, or 2%, to $1.0 million compared to the three months ended March 31, 2011.   General and administrative expenses represented 15% of total revenue for both the three months ended March 31, 2012 and 2011. The decrease in general and administrative expenses is primarily due to a reduction of $313 thousand recorded for the settlement of contingent earnout payments from a prior acquisition that will not be achieved, offset by an increase in personnel costs and increases in staffing.

General and administrative expenses increased $81 thousand, or 4%, to $2.0 million compared to the six months ended March 31, 2011.   General and administrative expenses represented 15% of total revenue for both the six months ended March 31, 2012 and 2011. The increase in general and administrative expenses is primarily due to personnel costs and increases in staffing, offset by the reduction of $313 thousand recorded for the settlement of contingent earnout payments from a prior acquisition that will not be achieved.

Research and Development

Research and development expense increased by $10 thousand, or 2%, to $480 thousand compared to the three months ended March 31, 2011. Research and development expense increased by $31 thousand, or 14%, to $883 compared to the six months ended March 31, 2011.

The increase in research and development expense is primarily due to an increase in the number of research and development employees as we continue to invest in enhancements to our iAPPS product suite. We capitalized $14 thousand of software development costs in the six months ended March 31, 2012. No software development costs were capitalized in the previous period.

Depreciation and Amortization

Depreciation and amortization expense increased by $102 thousand, or 31%, to $435 thousand compared to the three months ended March 31, 2011.  Depreciation and amortization represented 7% and 5% of revenue for the six months ended March 31, 2012 and 2011, respectively.   Depreciation and amortization expense increased by $169 thousand, or 25%, to $850 thousand compared to the six months ended March 31, 2011. Depreciation and amortization represented 13% and 5% of revenue for the six months ended March 31, 2012 and 2011, respectively.

The increases are primarily attributable to costs related to investments in our cloud-based infrastructure, amortization of leasehold improvements related to new office leases, and amortization of intangible assets acquired through acquisitions.

Impairment of Intangible Assets

The increase for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 is attributable to an impairment charge recorded in the three months ended December 31, 2011. We incurred a charge to operations of $281 thousand for impairment charges related to an intangible asset assumed from our fiscal 2010 acquisition of e.Magination and its wholly-owned subsidiary eMagination IG, LLC. In the first quarter of fiscal 2012, the Company stopped servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC. It was therefore determined that a portion of the customer list was impaired.

Income Taxes

The provision for income tax expense was $48 thousand and $21 thousand for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, and $69 thousand and $42 thousand for the six months ended March 31, 2012 compared to the six months ended March 31, 2011.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

Loss from Operations

The loss from operations was $(46) thousand for three months ended March 31, 2012, an improvement of $201 thousand compared to the prior period. This increase was due to an improvement in gross profit of $359 thousand, or 11% compared to the prior period, and a gain of $313 recorded for contingent earnout payments from a prior acquisition that will not be achieved. These were offset by the increases in general and administrative expenses, sales and marketing expenses, and depreciation and amortization.

The loss from operations was $(424) thousand for six months ended March 31, 2012 compared to a loss of $(331) thousand in prior period. This increase was due to the increases in general and administrative expenses, sales and marketing expenses and depreciation and amortization, offset by an improvement in gross profit of $608 thousand, or 9%, compared to the prior period.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

(in thousands)	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net loss	$(166)	$(329)	$(629)	$(485)
Provision for income tax	48	21	69	42
Interest expense (income), net	72	61	136	112
Amortization of intangible assets	191	190	386	398
Impairment of intangible asset	-	-	281	-
Depreciation	244	150	464	312
EBITDA	389	93	707	379
Other amortization	40	91	90	175
Stock based compensation	95	72	155	187
Adjusted EBITDA	$524	$256	$952	$741

The increase in Adjusted EBITDA for the three and six months ended March 31, 2012 as compared to the prior period is due to the aforementioned improvements in gross profit and the reduction of contingent earnout payments from a prior acquisition that will not be achieved, offset by increases in operating expenses as we continue to invest in sales and marketing, research and development, and other operating expenses in order to support iAPPS sales growth.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $40 thousand for the six months ended March 31, 2012 compared to $20 thousand for the six months ended March 31, 2011.  The increase in cash provided from operating activities is primarily attributable to collection of accounts receivable, offset by decreases in accounts payable and lower net income for the period.

Investing Activities

Cash used in investing activities was $888 thousand for the six months ended March 31, 2012 compared to $626 thousand for the six months ended March 31, 2011.   This amount included expenditures for equipment and improvements of $580 thousand for the six months ended March 31, 2012 compared with $213 thousand for the six months ended March 31, 2011.  Costs for the acquisition of Magnetic Corporation were $33 thousand.  Cash consideration for the Magnetic acquisition was reduced by $100 thousand for a working capital adjustment.  Contingent acquisition payments were $261 thousand for the six months ended March 31, 2012 compared with $413 thousand for the six months ended March 31, 2011.

Financing Activities

Cash used in financing activities was $292 thousand for the six months ended March 31, 2012 compared to cash provided by financing activities $679 thousand for the six months ended March 31, 2011.  Contributing to the use of cash for financing activities were payments on capital leases of $135 thousand, payments on subordinated notes of $83 thousand, and payments of $120 thousand for debt acquired from the Magnetic Corporation acquisition.

Capital Resources and Liquidity Outlook

We believe that cash generated from operations and proceeds from the bank line of credit will be sufficient to fund the company’s working capital and capital expenditure needs in the foreseeable future. We may choose to explore additional financing sources if needed to support our merger and acquisition strategy.

In May 2012, the Company amended its loan arrangement (the “2012 Amendment”) with Silicon Valley Bank extending the maturity date of the line of credit for one year to March 31, 2014. The 2012 Amendment also revised certain financial covenants.

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

Commitments and Contingencies

We lease our facilities in the United States and India.  During the quarter ended December 31, 2011, the Company signed a new office lease for its Burlington, MA corporate office location.  The lease term expires in January 2019, with future minimum lease payments totaling $1.8 million.

Other new contractual obligations as of March 31, 2012 include equipment acquired under capitalized lease agreements valued at $104 thousand with payments extending through March 2015.

As of March 31, 2012, we had an accrued contingent earnout liability of $1.5 million from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2015.  Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.  We also have potential contingent acquisition payments of $660 thousand due related to acquisitions completed prior to January 1, 2009, which are not required to be accrued until earned.

On April 26, 2012, the Company was informed that on such date the United States District Court for the District of Puerto Rico entered a default judgment against the Company as part of a patent infringement lawsuit brought by Ingeniador, LLC against 16 companies, including Bridgeline. The Company is currently seeking to have the default judgment set aside as it was never informed of the lawsuit and were not offered an opportunity to address the complaint. Ingeniador, LLC alleges Bridgeline has been infringing its patent rights and is seeking monetary damages. The Company believes this lawsuit is without merit and intends to defend this case vigorously.

Additional Information

We have entered into a multi-year strategic alliance agreement with a Fortune 500 company.  Due to the nature of iAPPS sales cycles and integration lead times, we do not expect to realize any material benefits from this alliance until the fourth quarter of fiscal 2012.

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

Accounting for Stock-Based Compensation

At March 31, 2012, we maintained two stock-based compensation plans more fully described in Note 11 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2011.

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

As of March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2011 and that which is described below.

Bridgeline Digital, Inc vs. e.Magination network, LLC and its principal owner, Daniel Roche.

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline seeks damages for accounts receivable allegedly collected by Mr. Roche and e.Magination and used to pay obligations of e.Magination and Mr. Roche (accounts receivable contractually belonging to Bridgeline).  e.Magination and Mr. Roche have asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline has breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline. This lawsuit remains unresolved as of March 31, 2012.

Ingeniador, LLC vs. Interwoven, Inc., Bridgeline Digital, Inc., et al

On April 26, 2012, the Company was informed that on such date the United States District Court for the District of Puerto Rico entered a default judgment against the Company as part of a patent infringement lawsuit brought by Ingeniador, LLC against 16 companies, including Bridgeline. The Company is currently seeking to have the default judgment set aside as it was never informed of the lawsuit and was not offered an opportunity to address the complaint. Ingeniador, LLC alleges Bridgeline has been infringing its patent rights and is seeking monetary damages. The Company believes this lawsuit is without merit and intends to defend this case vigorously.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended March 31, 2012. The securities in each of the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Other

During the fiscal quarter ended March 31, 2012, the Company granted 325,000 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $0.75 per share.

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

Item 5.	Other Information

On May 11, 2012, the Company amended its loan arrangement with Silicon Valley Bank ("2012 Amendment"). The 2012 Amendment extends the maturity date of the line of credit for one year to March 31, 2014 and also revises certain financial coverants.

Item 6.	Exhibits.

The exhibits listed in the accompanying exhibit index are filed or incorporated by reference as part of this quarterly report.

Exhibit No.	Description of Document

10.1	Sixth Loan Modification Agreement dated May 11, 2012 between Bridgeline Digital, Inc., Bridgeline Intelligence Group, Inc. and Silicon Valley Bank.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

May 14, 2012	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

May 14, 2012	/s/ Michael D. Prinn
Date	Michael D. Prinn Senior Vice President Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

10.1	Sixth Loan Modification Agreement dated May 11, 2012 between Bridgeline Digital, Inc., Bridgeline Intelligence Group, Inc. and Silicon Valley Bank.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.