Form 10-Q
period 2012-06-30
Bridgeline Digital, Inc.
filed 2012-08-14
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of August 10, 2012 was 15,203,538

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2012

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2012

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION
Item 1.                Financial Statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share and per share data)
(Unaudited)

ASSETS	June 30, 2012	September 30, 2011
Current assets:
Cash and cash equivalents	$1,942	$2,528
Accounts receivable and unbilled receivables, net	4,794	4,274
Prepaid expenses and other current assets	661	494
Total current assets	7,397	7,296
Equipment and improvements, net	2,936	1,779
Intangible assets, net	1,706	1,527
Goodwill	21,598	20,122
Other assets	806	685
Total assets	$34,443	$31,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,160	$1,291
Accrued liabilities	1,030	1,081
Accrued earnouts, current	729	295
Debt, current	1,424	1,750
Capital lease obligations, current	235	216
Deferred revenue	1,411	1,169
Total current liabilities	5,989	5,802

Accrued earnouts, net of current portion	990	772
Debt, net of current portion	3,203	3,017
Capital lease obligations, net of current portion	142	215
Other long term liabilities	1,141	395
Total liabilities	$11,465	$10,201

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock -$0.001 par value; 20,000,000 shares authorized; 15,203,538 and 12,306,207 shares issued and outstanding, respectively	15	12
Additional paid-in capital	40,819	38,083
Accumulated deficit	(17,676)	(16,770)
Accumulated other comprehensive loss	(180)	(117)
Total stockholders’ equity	22,978	21,208
Total liabilities and stockholders’ equity	$34,443	$31,409

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Web application development services	$5,055	$5,483	$15,804	$16,408
Managed service hosting	631	509	1,858	1,476
Subscription and perpetual licenses	686	540	1,899	1,790
Total revenue	6,372	6,532	19,561	19,674
Cost of revenue:
Web application development services	2,611	2,978	8,237	8,955
Managed service hosting	98	94	289	355
Subscription and perpetual licenses	117	161	337	521
Total cost of revenue	2,826	3,233	8,863	9,831
Gross profit	3,546	3,299	10,698	9,843
Operating expenses:
Sales and marketing	1,965	1,631	5,526	5,054
General and administrative	923	1,066	2,924	2,985
Research and development	370	448	1,253	1,300
Depreciation and amortization	446	325	1,296	1,006
Impairment of intangible asset	----	----	281	----
Total operating expenses	3,704	3,470	11,280	10,345
Loss from operations	(158)	(171)	(582)	(502)
Interest income (expense), net	(98)	(54)	(234)	(166)
Loss before income taxes	(256)	(225)	(816)	(668)
Provision for income taxes	21	21	90	63
Net loss	$(277)	$(246)	$(906)	$(731)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.06)
Number of weighted average shares:
Basic and diluted	12,971,259	12,306,207	12,543,019	12,148,287

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(906)	$(731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	571	582
Impairment of intangible asset	281	-
Depreciation	725	454
Other amortization	130	263
Stock-based compensation	256	286
Contingent earnout liability adjustment	(780)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	(76)	(234)
Prepaid expenses and other assets	(18)	(288)
Accounts payable and accrued liabilities	(761)	(361)
Deferred revenue	(9)	583
Other liabilities	(205)	(45)
Total adjustments	114	1,240
Net cash (used in)/provided by operating activities	(792)	509
Cash flows from investing activities:
Equipment and improvements	(855)	(321)
Acquisitions, net of cash acquired	(35)	-
Software development capitalization costs	(182)	(43)
Contingent acquisition payments	(324)	(510)
Net cash used in investing activities	(1,396)	(874)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	2,242	857
Proceeds from exercise of employee stock options	128	121
Borrowings from bank line of credit	1,876	4,450
Payments on bank line of credit	(2,021)	(6,674)
Payments on acquired debt	(221)	-
Payments on subordinated promissory notes	(138)	(84)
Principal payments on capital leases	(201)	(165)
Net cash provided by/(used in) financing activities	1,665	(1,495)
Effect of exchange rate changes on cash and cash equivalents	(63)	(18)
Net (decrease)/increase in cash and cash equivalents	(586)	(1,878)
Cash and cash equivalents at beginning of period	2,528	3,045
Cash and cash equivalents at end of period	$1,942	$1,167
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$234	$148
Income taxes	$34	$27
Non cash activities:
Equipment purchased under capital leases	$137	$577
Equipment and other assets included in accounts payable	$13	$35
Accrued contingent consideration (earnouts)	$1,207	$-
Common stock issued in connection with acquisition	$412	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital is the developer of the award-winning iAPPS Web Engagement Management (WEM) product platform and related digital solutions .  The iAPPS platform deeply integrates Web Content Management, eCommerce, eMarketing, and web Analytics capabilities within the heart of websites or eCommerce web stores. iAPPS enables customers to enhance and optimize the value of their web properties. Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s rapidly evolving web properties; allowing them to maximize revenue, improve customer loyalty, enhance employee knowledge, and reduce operational costs. Bridgeline’s iAPPS product suite combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web-based technologies.

The iAPPS  product suite is delivered through a Cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s co-managed hosting facility.

In 2012, KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2010, 2011 and 2012. iAPPS Content Manager and iAPPS Commerce were selected as finalists for the 2011 and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. iAPPS Content Manager was the winner of the 2010 CODiE Award for Best Content Management Solution, globally. B2B Interactive has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States for the past four consecutive years.

Bridgeline’s team of Microsoft© Gold Certified developers specialize in end-to-end interactive technology solutions which include digital strategy, user-centered design, rich media development, .NET development, and search engine optimization. .

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located north of Boston, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Atlanta, GA; Baltimore, MD; Boston, MA; Chicago, IL; Denver, CO; New York, NY; Philadelphia, PA; Dallas, TX; and Tampa, FL.  The Company has one wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2012, the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011, respectively, and the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, respectively, are unaudited. The unaudited interim condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2011. These condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at June 30, 2012 and its results of operations for the three and nine months ended June 30, 2012 and 2011, respectively, and its cash flows for the nine months ended June 30, 2012 and 2011, respectively. The results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending September 30, 2012. The accompanying September 30, 2011 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of June 30, 2012	As of September 30, 2011
Accounts receivable	$4,340	$4,197
Unbilled receivables	631	365
Subtotal	4,971	4,562
Allowance for doubtful accounts	(177)	(288)
Accounts receivable and unbilled receivables, net	$4,794	$4,274

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

4.   Acquisitions

MarketNet, Inc.

On May 31, 2012, the Company completed the acquisition of MarketNet, Inc. (“MarketNet”), an interactive technology company based in Dallas, Texas. Bridgeline acquired all of the outstanding capital stock of MarketNet for consideration consisting of (i) $20 thousand in cash and (ii) assumption of debt of $244 thousand and (ii) contingent consideration of up to $650 thousand in cash and 204,331 shares of Bridgeline Digital common stock. This contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. MarketNet is also eligible to earn additional bonus equity consideration of 200,000 shares, if annual net revenues of the acquired business exceed a certain threshold in any fiscal year through September 30, 2015. The Company is required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, the Company estimated and accrued $607 thousand of the contingent cash consideration to be achieved and $262 thousand (valued at $1.38 per share) of the contingent stock consideration to be achieved. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.   MarketNet’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date.

Magnetic Corporation

On October 3, 2011, the Company completed the acquisition of Magnetic Corporation (“Magnetic”), a web technology company based in Tampa, Florida. Bridgeline acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150 thousand in cash and (ii) contingent consideration of up to $600 thousand in cash and 166,666 shares of Bridgeline Digital common stock, valued at $150 thousand ($0.90 per share). The cash consideration was further reduced by $100 thousand due to the Seller’s inability to meet an agreed upon target for working capital. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. The Company is required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, the Company estimated and accrued $600 thousand of the contingent cash consideration to be achieved and $150 thousand of the contingent stock consideration to be achieved. Magnetic’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date, which corresponds to the Company’s commencement of fiscal 2012.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The estimated fair value of net assets acquired from the MarketNet and Magnetic acquisitions are summarized as follows:

Net assets acquired:	Amount
Cash	$35
Accounts Receivable, net	443
Other Assets	123
Fixed Assets	91
Intangible Assets	1,030
Goodwill	1,228
Total Assets	2,950
Current Liabilities	1,190
Liabilities, net of current	73
Total liabilities assumed	1,263
Net assets acquired:	$1,687

Purchase Price:
Cash Paid	$70
Contingent earnouts - payable in cash	1,206
Contingent earnouts - payable in common stock	411
$1,687

As part of the Magnetic acquisition, of the $430 thousand allocated to intangible assets, $350 thousand is allocated to customer relationships and $80 thousand is allocated to non-compete agreements, with an average useful life of five years.

As part of the MarketNet acquisition, of the $600 thousand allocated to intangible assets, $440 thousand is allocated to customer relationships and $160 thousand is allocated to non-compete agreements, with an average useful life of five years. These amounts are preliminary and will be adjusted when the formal valuations are completed.

The goodwill recorded as a result of the Magnetic and MarketNet acquisitions are nondeductible for tax purposes.

The following unaudited pro forma financial information reflects the combined results of operations for Bridgeline for the nine months ended June 30, 2012 and 2011, including certain adjustments, as if the acquisitions had occurred on October 1, 2010.  This information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the period, and is not necessarily indicative of the results which may be obtained in the future (in thousands, except per share data):

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011

Total revenue	$21,269	$23,531
Net loss	$(906)	$(731)
Net loss per share:
Basic and diluted	$(0.07)	$(0.06)
Number of weighted average shares:
Basic and diluted	12,543	12,148

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

Because certain minimum financial requirements were not met and earnouts were not required to be paid, the Company recorded a $740 thousand reduction of contingent earnout liabilities in the nine months ended June 30, 2012. The $740 thousand is included in General and Administrative Expenses in the Consolidated Statement of Operations.  Of the $740 thousand adjustment, $441 thousand reduced accrued contingent liabilities and $299 thousand was consideration payable in stock and allocated to additional paid-in capital.

TMX Interactive, Inc.

Because certain minimum financial requirements were not met and earnouts were not required to be paid, the Company recorded a $40 thousand reduction of contingent earnout liabilities in the nine months ended June 30, 2012. The $40 thousand is included in General and Administrative Expenses in the Consolidated Statement of Operations.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
5.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	As of June 30, 2012
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-
Customer related	4,187	(2,790)	1,397
Non-compete agreements	878	(569)	309
Acquired software	362	(362)	-
Total intangible assets	$5,453	$(3,747)	$1,706

	As of September 30, 2011
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-
Customer related	3,397	(2,032)	1,365
Non-compete agreements	637	(475)	162
Acquired software	362	(362)	-
Total intangible assets	$4,422	$(2,895)	$1,527

Total amortization expense related to intangible assets for the three and nine months ended June 30, 2012 and 2011 is as follows:

Amortization expense charged to:	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Operating expense *	$184	$184	$571	$552
Cost of revenue	-	-	-	30
Total	$184	$184	$571	$582

* Included in amortization expense for the nine months ended June 30, 2012 was a charge to operations of $281 thousand for impairment charges related to assets assumed from our fiscal 2010 acquisition of e.Magination and its wholly-owned subsidiary eMagination IG, LLC (now Bridgeline Intelligence Group, Inc). In the first quarter of fiscal 2012, the Company stopped servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC. It was therefore determined that a portion of the customer list was impaired.  The impairment charge is included in operating expenses in the Company’s Condensed Consolidated Statements of Operations.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
6.  Goodwill

Changes in the carrying amount of goodwill follows:

	As of June 30, 2012	As of September 30, 2011
Balance at beginning of period	$20,122	$20,036
Acquisitions	1,228	-
Contingent acquisition payments	248	86
Balance at end of period	$21,598	$20,122

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

In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, the estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value based on the following value hierarchy:

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis:

	As of June 30, 2012	As of September 30, 2011
Level 3:
Contingent earnout liabilities	$1,719	$1,067

The contingent earnout liabilities were recorded at fair value based on valuation models that utilize relevant factors such as estimated probabilities of the acquisitions achieving the performance targets throughout the earnout period.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following table summarizes the changes in earnout liabilities for the nine months ended June 30, 2012.

Balance at September 30, 2011	$1,067
Contingent earnout liability accruals	1,457
Contingent earnout liability payments	(324)
Contingent earnout liability valuation adjustment	(481)
Balance at June 30, 2012	$1,719

8.   Debt

Bank Term Loan

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

Promissory Notes

In May 2012, the Company assumed two Promissory Notes in connection with the acquisition of MarketNet, Inc. The first Promissory Note in the amount of $63 thousand is payable in eight equal installments of $8 thousand, including interest accrued at 5%, and matures in May 2014. The first installment was due in July 2012. The second Promissory Note in the amount of $80 thousand is payable in twelve equal installments of $7 thousand, including interest accrued at 5%, and matures in May 2015. The first installment was due in July 2012.

Debt consists of the following:

	As of June 30, 2012	As of September 30, 2011
Line of credit borrowings	$2,419	$2,392
Bank term loan	1,828	2,000
Subordinated promissory note	380	375
Total debt	$4,627	$4,767
Less current portion	$1,424	$1,750
Long term debt, net of current portion	$3,203	$3,017

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

10.   Shareholder’s Equity

Common Stock

On May 31, 2012, the Company sold 2,173,913 shares of common stock at $1.15 per share for gross proceeds of $2.5 million in a private placement. Net proceeds to the Company after offering expenses were approximately $2.3 million. In addition, the Company issued the placement agent and its affiliates five year warrants to purchase an aggregate of 217,913 shares of Bridgeline’s common stock at a price equal to $1.40 per share. Though there is no plan to register the common stock issued in this offering, in the event the Company does register other common stock the Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 204,331 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets.  In addition, MarketNet is also eligible to earn additional equity consideration of  200,000 shares of Bridgeline Digital common stock if a certain annual revenue threshold is met in any fiscal year during the next three years.

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 166,666 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of Magnetic. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets.  For the nine months ended June 30, 2012, the sole stockholder of Magnetic earned 41,666 shares of common stock.

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

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”).  Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 300,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 150,000 shares.  The first purchase period will be June 2012 through November 2012.

Common Stock Warrants

In July 2007, the Company issued 150,000 warrants to the underwriter’s of the Company’s initial public offering (the “IPO Warrants”) with an original exercise price of $7.50 per share.  In October 2010, 57,000 IPO warrants were cancelled (see below). After adjustments for anti-dilution provisions, the IPO Warrants are exercisable to purchase shares of the Company’s common stock at an exercise price of $7.39.  The IPO Warrants expired in July 2012.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

On October 21, 2010, the Company issued 50,000 common stock warrants to purchase shares of the Company’s common stock to a non-employee consultant as compensation for services rendered. The warrants vested over a one year period and expire on October 15, 2015.  Of the warrants issued, 25,000 are exercisable at an exercise price of $1.00 per share and 25,000 are exercisable at an exercise price of $2.00 per share.

On October 29, 2010, the Company issued four year warrants to the placement agent in the Company’s private placement.  The warrants are exercisable to purchase 64,000 shares of the Company’s common stock at a price equal to $1.45 per share.   In return for such warrants, the placement agent agreed to cancel 71,231 warrants issued to the placement agent in April 2006 and 57,000 IPO Warrants.

On May 31, 2012, the Company issued five year warrants to the placement agent in the Company’s private placement.  The warrants are exercisable to purchase 217,931 shares of the Company’s common stock at a price equal to $1.40 per share.

As of June 30, 2012: (i) IPO Warrants to purchase 93,000 shares at an exercise price of $7.39 remain outstanding; (ii) placement agent warrants to purchase 64,000 shares and 217,931 at an exercise price of $1.45 and $1.40 respectively are outstanding; and (iii) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding. The IPO Warrants that were issued in the initial public offering expired in July 2012.

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding, September 30, 2011	2,280,204	$1.00	207,000	$4.13
Granted	2,030,167	0.78	217,931	1.40
Exercised	(152,421)	0.83	—	—
Forfeited, cancelled or expired	(1,174,997)	1.01	—	—
Outstanding, June 30, 2012	2,982,953	$0.85	424,931	$2.73

11.  Comprehensive Loss

Comprehensive loss includes net (loss) income, as well as other changes in stockholder’s equity that result from transactions and economic events other than those with the stockholders.

Comprehensive loss was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(277)	$(246)	$(906)	$(731)
Net change in foreign currency translation adjustment	(27)	(25)	(63)	(18)
Comprehensive loss	$(304)	$(271)	$(969)	$(749)

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

12.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

(in thousands, except per share data)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(277)	$(246)	$(906)	$(731)
Weighted average common shares outstanding - basic	12,971	12,306	12,543	12,148
Effect of dilutive securities (primarily stock options)	-	-	-	-
Weighted average common shares outstanding - diluted	12,971	12,306	12,543	12,148

Net (loss) income per share - basic	$(0.02)	$(0.02)	$(0.07)	$(0.06)
Net (loss) income per share - diluted	$(0.02)	$(0.02)	$(0.07)	$(0.06)

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “ treasury stock” method.

For the three and nine months ended June 30, 2011, options to purchase shares of the Company’s common stock of 187,167 and 302,938 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were 675,000 shares to be issued in connection with the e.Magination acquisition.  Options to purchase shares of the Company’s common stock of 1,134,279 and 232,168 for the three and nine months ended June 30, 2012 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also excluded for the three and nine months ended June 30, 2012 were 675,000 shares to be issued in connection with the e.Magination acquisition, 125,000 shares issued and being held in escrow in connection with the Magnetic acquisition and 404,331 shares to be issued and being held in escrow in connection with the MarketNet acquisition.

13.  Income Taxes

Income tax expense was $21 thousand for the three months ended June 30, 2012 and 2011, and $90 thousand and $63 thousand for the nine months ended June 30, 2012 and 2011, respectively. Income tax expense consists of the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

14.  Related Party Transactions

The Company has retained the services of one of its outside directors as a management consultant to assist the executive management team. The term of the engagement is one year, expiring in January 2013, at a rate of $4,000 per month. The consulting arrangement may be terminated by either party with thirty days written notice.

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

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline seeks damages for accounts receivable allegedly collected by Mr. Roche and e.Magination and used to pay obligations of e.Magination and Mr. Roche (accounts receivable contractually belonging to Bridgeline).  e.Magination and Mr. Roche have asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline has breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline. This lawsuit remains unresolved as of June 30, 2012.

Ingeniador, LLC vs. Interwoven, Inc., Bridgeline Digital, Inc., et al

On April 26, 2012, the Company was informed that on such date the United States District Court for the District of Puerto Rico entered a default judgment against the Company as part of a patent infringement lawsuit brought by Ingeniador, LLC against 16 companies, including Bridgeline. The Company sought to have the default judgment set aside as it was never informed of the lawsuit and was not offered an opportunity to address the complaint. Ingeniador, LLC alleges Bridgeline has been infringing its patent rights and is seeking monetary damages. On June 15, 2012 the court granted the Company’s request to set aside the default judgment and the case was dismissed entirely.

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

Overview

Bridgeline Digital is the developer of the award-winning iAPPS Web Engagement Management (WEM) product platform and related digital solutions .  The iAPPS platform deeply integrates Web Content Management, eCommerce, eMarketing, and web Analytics capabilities within the heart of websites or eCommerce web stores. iAPPS enables customers to enhance and optimize the value of their web properties. Combined with award-winning interactive development capabilities, Bridgeline helps customers cost-effectively accommodate the changing needs of today’s rapidly evolving web properties; allowing them to maximize revenue, improve customer loyalty, enhance employee knowledge, and reduce operational costs. Bridgeline’s iAPPS product suite combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs by leveraging web-based technologies.

The iAPPS  product suite is delivered through a Cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s co-managed hosting facility.

In 2012, KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2010, 2011 and 2012. iAPPS Content Manager and iAPPS Commerce were selected as finalists for the 2011 and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. iAPPS Content Manager was the winner of the 2010 CODiE Award for Best Content Management Solution, globally. B2B Interactive has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States for the past four consecutive years.

Bridgeline’s team of Microsoft© Gold Certified developers specialize in end-to-end interactive technology solutions which include digital strategy, user-centered design, rich media development, .NET development, and search engine optimization. .

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Customer Information

We currently have over 500 active customers. For the three and nine months ended June 30, 2012 and 2011 no customer represented 10% or more of total revenue.

Strategic Alliances

In June 2012, Bridgeline announced a strategic alliance with United Parcel Service (“UPS”). Bridgeline and UPS signed a multi-year agreement to offer B2B and B2C eCommerce web stores with an end-to-end eCommerce offering comprised of Bridgeline’s iAPPS Commerce product suite, related Bridgeline’s eCommerce digital services, and UPS logistics and fulfillment services. The combined Bridgeline and UPS offering provides customers with the ability to manage the eCommerce and supply chain fulfillment needs and was designed to benefit the mid-market and larger online commerce operations. To align the technology offering, Bridgeline integrated the UPS warehouse management system into the framework of the iAPPS eCommerce platform.

Acquisitions

MarketNet, Inc.

On May 31, 2012, we completed the acquisition of MarketNet, Inc. (“MarketNet”), an interactive technology company that provides web application development based in Dallas, Texas. Bridgeline acquired all of the outstanding capital stock of MarketNet for consideration consisting of (i) $20 thousand in cash and (ii) assumption of debt of $244 thousand and (ii) contingent consideration of up to $650 thousand in cash and 204,331 shares of Bridgeline Digital common stock. This contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. MarketNet is also eligible to earn additional bonus equity consideration of 200,000 shares, if annual net revenues of the acquired business exceed a certain threshold in any fiscal year through September 30, 2015. We are required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, we estimated and accrued $607 thousand of the contingent cash consideration to be achieved and $262 thousand (valued at $1.38 per share) of the contingent stock consideration to be achieved. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.   MarketNet’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date.

Magnetic Corporation

On October 3, 2011, we completed the acquisition of Magnetic Corporation (“Magnetic”), a web technology company based in Tampa, Florida. Bridgeline acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150 thousand in cash and (ii) contingent consideration of up to $600 thousand in cash and 166,666 shares of Bridgeline Digital common stock, valued at $150 thousand ($0.90 per share). The cash consideration was further reduced by $100 thousand due to the Seller’s inability to meet an agreed upon target for working capital. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. We are required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, we estimated and accrued $600 thousand of the contingent cash consideration to be achieved and $150 thousand of the contingent stock consideration to be achieved.  Magnetic’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date, which corresponds to the Company’s commencement of fiscal 2012.

Results of Operations for the Three and Nine Months Ended June 30, 2012 compared to the Three and Nine Months Ended June 30, 2011

Total revenue for the three months ended June 30, 2012 was $6.4 million compared with $6.5 million for the three months ended June 30, 2011.  We had a net loss of $(277) thousand for the three months ended June 30, 2012 compared with net loss of $(246) thousand for the three months ended June 30, 2011.  Net loss per share was $(0.02) for the three months ended June 30, 2012 and 2011

Total revenue for the nine months ended June 30, 2012 was $19.6 million compared with $19.7 million for the nine months ended June 30, 2011.  We had a net loss of $(906) thousand for the nine months ended June 30, 2012 compared with net loss of $(731) thousand for the nine months ended June 30, 2011.  Net loss per share for the nine months ended June 30, 2012 was $(0.07) compared with net loss per share of $(0.06) for the nine months ended June 30, 2011.

The following table sets forth the percentages of revenue for items included in our unaudited condensed consolidated statement of operations presented in our Quarterly Reports on Form 10-Q for the periods presented.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	$ Change	% Change	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	$ Change	% Change
Revenue:
Web application development services
iAPPS application development services	$3,354	$2,452	902	37%	$9,893	$6,835	3,058	45%
% of total revenue	53%	38%			51%	35%
Other application development services	1,701	3,031	(1,330)	(44%)	5,911	9,573	(3,662)	(38%)
% of total revenue	27%	46%			30%	49%
Subtotal web application development services	5,055	5,483	(428)	(8%)	15,804	16,408	(604)	(4%)
% of total revenue	79%	84%			81%	83%
Managed service hosting	631	509	122	24%	1,858	1,476	382	26%
% of total revenue	10%	8%			9%	8%
Subscription and perpetual licenses	686	540	146	27%	1,899	1,790	109	6%
% of total revenue	11%	8%			10%	9%
Total revenue	6,372	6,532	(160)	(2%)	19,561	19,674	(113)	-1%
Cost of revenue:
Web application development services
iAPPS application development costs	1,512	1,180	332	28%	4,651	3,281	1,370	42%
% of iAPPS application development revenue	45%	48%			47%	48%
Other application development costs	1,099	1,798	(699)	(39%)	3,586	5,674	(2,088)	(37%)
% of other application development revenue	65%	59%			61%	59%
Subtotal web application development costs	2,611	2,978	(367)	(12%)	8,237	8,955	(718)	(8%)
% of web application development services revenue	52%	54%			52%	55%
Managed service hosting	98	94	4	4%	289	355	(66)	(19%)
% of managed service hosting revenue	16%	18%			16%	24%
Subscription and perpetual licenses	117	161	(44)	(27%)	337	521	(184)	(35%)
% of subscription and perpetual revenue	17%	30%			18%	29%
Total cost of revenue	2,826	3,233	(407)	(13%)	8,863	9,831	(968)	(10%)
Gross profit	3,546	3,299	247	7%	10,698	9,843	855	9%
Gross profit margin	56%	51%			55%	50%
Operating expenses:
Sales and marketing	1,965	1,631	334	20%	5,526	5,054	472	9%
% of total revenue	31%	25%			28%	26%
General and administrative	923	1,066	(143)	(13%)	2,924	2,985	(61)	(2%)
% of total revenue	14%	16%			15%	15%
Research and development	370	448	(78)	-17%	1,253	1,300	(47)	-4%
% of total revenue	6%	7%			6%	7%
Depreciation and amortization	446	325	121	37%	1,296	1,006	290	29%
% of total revenue	7%	5%			7%	5%
Impairment of intangible asset	-	-	-	-	281	-	281	(100%)
% of total revenue	-	-			7%	-
Total operating expenses	3,704	3,470	234	7%	11,280	10,345	935	9%

Loss from operations	(158)	(171)	13	(8%)	(582)	(502)	(80)	16%
Interest income (expense) net	(98)	(54)	(44)	81%	(234)	(166)	(68)	41%
Loss before income taxes	(256)	(225)	(31)	14%	(816)	(668)	(148)	22%
Provision for income taxes	21	21	-	0%	90	63	27	43%
Net loss	$(277)	$(246)	$(31)	13%	$(906)	$(731)	$(175)	24%
Adjusted EBITDA	$429	$342	$87	25%	$1,381	$1,083	$298	28%

Revenue

Our revenue is derived from three sources: (i) web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.

Web Application Development Services

Web application development services revenue is comprised of iAPPS development related services and other web development related services generated from non iAPPS related engagements. Revenue from web application development services decreased $428 thousand, or 8%, to $5.1 million for the three months ended June 30, 2012.   However, revenue from iAPPS related application development increased $902 thousand, or 37% to $3.4 million compared to the three months ended June 30, 2011 as we continue to concentrate on selling higher-margin iAPPS engagements to both new and existing customers.  The decrease compared to the prior period is due to a decreases in non-iAPPS application development services revenues of $1.3 million attributable to a stoppage in non-iAPPS related development services from a customer due to a loss of their funding, as well as our decision to stop servicing low margin non-iAPPS opportunities.

Web application development services revenue as a percentage of total revenue decreased to 79% from 84% for the three months ended June 30, 2012 compared to the prior period.  The decrease is attributable to a larger mix of iAPPS license related revenue and managed service hosting revenue as compared to sales of web application development services.

Revenue from web application development services decreased $604 thousand, or 4% to $15.8 million for the nine months ended June 30, 2012.   However, revenue from iAPPS application development services increased $3.1 million, or 45%, to $9.9 million compared to the nine months ended June 30, 2011.   Non-iAPPS application development services revenue decreased $3.7 million, or 38%, to $5.9 million compared to the nine months ended June 30, 2011. The decrease in non-iAPPS application development services revenue is attributable to a stoppage in non-iAPPS related development services from a customer due to a loss of their funding, as well as our decision to stop servicing low margin non-iAPPS customers.

Web application development services revenue as a percentage of total revenue decreased to 81% from 83% compared to the nine months ended June 30, 2011. The decrease as a percentage of total revenues is primarily attributable to a 26% increase in managed service hosting as a number of customers who purchased perpetual iAPPS licenses also chose us to host their website

Managed Service Hosting

Revenue from managed service hosting increased $122 thousand, or 24%, to $631 thousand compared to the three months ended June 30, 2011.  Revenue from managed service hosting increased $382 thousand, or 26%, to $1.9 million compared to the nine months ended June 30, 2011.  The increases are attributable to an increase in iAPPS related hosting arrangements for perpetual licenses sold, incremental revenues generated from our acquisition of Magnetic in October 2011, and, to a lesser extent, incremental revenues from our MarketNet acquisition.

Managed services revenue as a percentage of total revenue increased to 10% from 8% compared to the three months ended June 30, 2011, and increased to 9% from 8% compared to the nine months ended June 30.

Subscription and Perpetual Licenses

Revenue from iAPPS subscription and perpetual licenses increased $146 thousand, or 27%, to $686 thousand compared to the three months ended June 30, 2011.  Revenue from iAPPS subscription and perpetual licenses increased $109 thousand, or 6%, to $1.9 million compared to the nine months ended June 30, 2011.  The increases are primarily attributable to increases in the number of SaaS licenses sold and annual maintenance renewals recognized, offset by a decrease in perpetual licenses sold. Historically, revenue from perpetual licenses has fluctuated from quarter to quarter.

iAPPS subscription and perpetual license revenue as a percentage of total revenue increased to 11% from 8% compared to the three months ended June 30, 2011, and increased to 10% from 9% compared to the nine months ended June 30, 2011.

Costs of Revenue

Total cost of revenue decreased $407 thousand, or 13%, to $2.8 million compared to the three months ended June 30, 2011. Total cost of revenue decreased $968 thousand, or 10%, to $8.9 million compared to the nine months ended June 30, 2011. These decreases are due to increases in iAPPS related application development services (discussed below) and our decision to stop servicing low margin opportunities related to our prior acquisition of e.Magination IG, LLC.

Cost of Web Application Development Services

Cost of web application development services decreased $367 thousand, or 12%, to $2.6 million compared to the three months ended June 30, 2011.  The cost of web application development services as a percentage of application development services revenue decreased to 52% from 54% compared to the prior period.  Cost of web application development services decreased $718 thousand, or 8%, to $8.2 million compared to the nine months ended June 30, 2011.  The cost of web application development services as a percentage of application development services revenue decreased to 52% from 55% compared to the prior period.

The decreases in the cost of web application development services in the three and nine months ended June 30, 2012 over the comparable periods are primarily attributable to an increase in iAPPS application development services as iAPPS related engagements command higher margins and a decrease in personnel as a result of our decision to stop servicing certain non-iAPPS low margin opportunities.

Cost of Managed Service Hosting

Cost of managed service hosting remained relatively flat for the three months ended June 30, 2012 compared to the prior period. The cost of managed services as a percentage of managed services revenue decreased to 16% from 18% compared to the three months ended June 30, 2011.

Cost of managed service hosting decreased $66 thousand, or 19%, to $289 thousand compared to the nine months ended June 30, 2011. The cost of managed services as a percentage of managed services revenue decreased to 16% from 24% compared to the nine months ended June 30, 2011.

The decreases in managed service hosting costs for the three and nine months ended June 30, 2012 over the comparable periods are due to our efforts to streamline costs in relation to ending engagements with various small, low margin hosting customers. We will continue to make investments to our co-managed network operations center to support our core iAPPS customer base.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $44 thousand, or 27%, to $117 thousand compared to the three months ended June 30, 2011.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 17% from 30% compared to the three months ended June 30, 2011.  Cost of subscription and perpetual licenses decreased $184 thousand, or 35%, to $337 thousand compared to the nine months ended June 30, 2011.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 18% from 29% compared to the nine months ended June 30, 2011.

The decreases in subscription and perpetual license costs for both the three and nine months ended June 30, 2012 compared to the prior periods is attributable to cost efficiencies realized on our iAPPS SaaS environment and a decrease in amortization of software costs associated with the development of iAPPS.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $334 thousand, or 20%, to $2.0 million compared to the three months ended June 30, 2011.  Sales and marketing expenses represented 31% and 25% of total revenue for the three months ended June 30, 2012 and 2011, respectively.  Sales and marketing expenses increased $472 thousand, or 9%, to $5.5 million compared to the nine months ended June 30, 2011.  Sales and marketing expenses represented 28% and 26% of total revenue for the nine months ended June 30, 2012 and 2011, respectively.

The increases for the three and nine months ended June 30, 2012 compared to the prior periods primarily are attributable to incremental sales and marketing expenses from the acquisitions of Magnetic and MarketNet and an increase in marketing related expenses.

General and Administrative Expenses

General and administrative expenses decreased $143 thousand, or 13%, to $923 thousand compared to the three months ended June 30, 2011.   General and administrative expenses represented 14% of total revenue compared to 16% in the prior period. This was due to a decrease in general and administrative expenses of $467 thousand recorded for the adjustment of contingent earnout payments from prior acquisitions that will not be achieved, offset by an increase in staffing and personnel costs.

General and administrative expenses decreased $61 thousand, or 2%, to $2.9 million compared to the nine months ended June 30, 2011.   General and administrative expenses remained flat at 15% of total revenue. The decrease in general and administrative expenses is primarily due to the reduction of $780 thousand recorded for the adjustment of contingent earnout payments from prior acquisitions that will not be achieved, offset by personnel costs and increases in staffing.

Research and Development

Research and development expense decreased by $78 thousand, or 17%, to $370 thousand compared to the three months ended June 30, 2011. Research and development expense decreased by $47 thousand, or 4%, to $1.3 million compared to the nine months ended June 30, 2011.

The decrease in research and development expense is due to the capitalization of $182 thousand of software development costs related to enhancements to our iAPPS product suite in the nine months ended June 30, 2012. Software development costs of $43 thousand were capitalized in the previous period.

Depreciation and Amortization

Depreciation and amortization expense increased by $121 thousand, or 37%, to $446 thousand compared to the three months ended June 30, 2011.  Depreciation and amortization represented 7% and 5% of revenue for the three months ended June 30, 2012 and 2011, respectively.   Depreciation and amortization expense increased by $290 thousand, or 29%, to $1.3 million compared to the nine months ended June 30, 2011. Depreciation and amortization represented 7% and 5% of revenue for the nine months ended June 30, 2012 and 2011, respectively.

The increases are primarily attributable to costs related to investments in our cloud-based infrastructure, amortization of leasehold improvements related to new office leases, and amortization of intangible assets acquired through acquisitions.

Impairment of Intangible Assets

The increase for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 is attributable to an impairment charge recorded in the three months ended December 31, 2011. We incurred a charge to operations of $281 thousand for impairment charges related to an intangible asset assumed from our fiscal 2010 acquisition of e.Magination and its wholly-owned subsidiary eMagination IG, LLC. In the first quarter of fiscal 2012, the Company stopped servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC. It was therefore determined that a portion of the customer list was impaired.

Income Taxes

The provision for income tax expense was $21 thousand for the three months ended June 30, 2012 and 2011, and $90 thousand and $63 thousand for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011.  Income tax expense represents the estimated liability for Federal and state income taxes owed by the Company, including the alternative minimum tax.  The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

Loss from Operations

The loss from operations was $(158) thousand for three months ended June 30, 2012, an improvement of $13 thousand compared to the prior period. This improvement was due to an improvement in gross profit of $247 thousand, or 8% compared to the prior period, and a gain of $467 recorded for contingent earnout payments from prior acquisitions that will not be achieved, offset by increases in general and administrative expenses, sales and marketing expenses, and depreciation and amortization.

The loss from operations was $(582) thousand for nine months ended June 30, 2012 compared to a loss of $(502) thousand in prior period. This decrease was due to the increases in general and administrative expenses, sales and marketing expenses and depreciation and amortization, offset by an improvement in gross profit of $855 thousand, or 9%, compared to the prior period and a gain of $780 recorded for contingent earnout payments from a prior acquisitions that will not be achieved.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(277)	$(246)	$(906)	$(731)
Provision for income tax	21	21	90	63
Interest expense (income), net	98	54	234	166
Amortization of intangible assets	184	184	571	582
Impairment of intangible asset	-	-	281	-
Depreciation	262	142	725	454
EBITDA	288	155	995	534
Other amortization	40	88	130	263
Stock based compensation	101	99	256	286
Adjusted EBITDA	$429	$342	$1,381	$1,083

The increase in Adjusted EBITDA for the three and nine months ended June 30, 2012 as compared to the prior period is due to the aforementioned improvements in gross profit and the reduction of contingent earnout payments from a prior acquisition that will not be achieved, offset by increases in operating expenses as we continue to invest in sales and marketing, research and development, and other operating expenses in order to support iAPPS sales growth.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used by operating activities was $792 thousand for the nine months ended June 30, 2012 compared to cash provided by operating activities of $509 thousand for the nine months ended June 30, 2011.  The decrease in cash provided by operating activities is primarily attributable increases in working capital and lower net income for the period.

Investing Activities

Cash used in investing activities was $1.4 million for the nine months ended June 30, 2012 compared to $874 thousand for the nine months ended June 30, 2011.   This increase is due to an increase in capital expenditures to invest in our cloud-based infrastructure and an increase in software development costs related to enhancements to our iAPPS product suite, offset by a decrease in contingent acquisition payments.

Financing Activities

On May 31, 2012, the Company sold 2,173,913 shares of common stock at $1.15 per share for gross proceeds of $2.5 million in a private placement. Net proceeds to the Company after offering expenses were approximately $2.3 million.

Cash provided by financing activities was $1.7 million for the nine months ended June 30, 2012 compared to cash used by financing activities $1.5 million for the nine months ended June 30, 2011.  The increase in cash provided by financing activities is due greater proceeds from sale of common stock, less issuance costs, compared to the prior period, offset by fewer payments, net of borrowings, on our bank line of credit.

Capital Resources and Liquidity Outlook

We believe that cash generated from operations and proceeds from our recent sale of common stock and our bank line of credit will be sufficient to fund the company’s working capital and capital expenditure needs in the foreseeable future.

In May 2012, the Company amended its loan arrangement (the “2012 Amendment”) with Silicon Valley Bank extending the maturity date of the line of credit for one year to June 30, 2014. The 2012 Amendment also revised certain financial covenants.

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

Other new contractual obligations as of June 30, 2012 include equipment acquired under capitalized lease agreements valued at $137 thousand with payments extending through June 2015.

As of June 30, 2012, we had an accrued contingent earnout liability of $1.7 million from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2015.  Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.  We also have potential contingent acquisition payments of $330 thousand related to acquisitions completed prior to January 1, 2009, which are not required to be accrued until earned.

On April 26, 2012, the Company was informed that on such date the United States District Court for the District of Puerto Rico entered a default judgment against the Company as part of a patent infringement lawsuit brought by Ingeniador, LLC against 16 companies, including Bridgeline. On June 15, 2012 the court granted our request to have the default judgment set aside and dismissed the case entirely.

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

Accounting for Cost of Computer Software to be Sold, Leased or Otherwise Marketed

We charge research and development expenditures for technology development to operations as incurred.  However, in accordance with Codification 985-20 Costs of Software to be Sold Leased or Otherwise Marketed, we capitalize certain software development costs subsequent to the establishment of technological feasibility.  Based on our product development process, technological feasibility is established upon completion of a working model. Certain costs incurred between completion of a working model and the point at which the product is ready for general release is capitalized if significant. Once the product is available for general release, the capitalized costs are amortized in cost of sales.

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

During the nine months ended June 30,2012 and the twelve month period ended September 30, 2011, the carrying value of goodwill increased as a result of the acquisitions of TMX, e.Magination, Magnetic and MarketNet, all of which included contingent earnout payments recorded at the time of the transaction.  During the nine months ended June 30, 2012 we recorded a reduction to the estimates of contingent consideration to be earned for TMX and e.Magination of $780 thousand. Management has reviewed the factors and circumstances that caused the change in the estimate and determined that they do not reflect a triggering event.

In addition, any contingent acquisition payments related to acquisitions completed prior to September 30, 2009 are recorded as increases to goodwill as they are earned but not currently recorded.  The Company is obligated to continue paying such quarterly contingent acquisition payments to former owners of acquired companies in the amount of $330 thousand that, if earned, would be recorded as an increase to goodwill. To the extent goodwill continues to increase as a result of such payments and to the extent there are unfavorable changes in assumptions used to determine the Company’s fair value (including a decline in the Company’s market capitalization), there can be no assurance that the Company will not have an impairment charge in the future.

Accounting for Stock-Based Compensation

At June 30, 2012, we maintained two stock-based compensation plans more fully described in Note 11 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2011.

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

As of June 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline seeks damages for accounts receivable allegedly collected by Mr. Roche and e.Magination and used to pay obligations of e.Magination and Mr. Roche (accounts receivable contractually belonging to Bridgeline).  e.Magination and Mr. Roche have asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline has breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline. This lawsuit remains unresolved as of June 30, 2012.

Ingeniador, LLC vs. Interwoven, Inc., Bridgeline Digital, Inc., et al

On April 26, 2012, the Company was informed that on such date the United States District Court for the District of Puerto Rico entered a default judgment against the Company as part of a patent infringement lawsuit brought by Ingeniador, LLC against 16 companies, including Bridgeline. The Company sought to have the default judgment set aside as it was never informed of the lawsuit and was not offered an opportunity to address the complaint. Ingeniador, LLC alleges Bridgeline has been infringing its patent rights and is seeking monetary damages. On June 15, 2012 the court granted the Company’s request to have the default judgment set aside and the case was dismissed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended June 30, 2012, other than sales of unregistered securities during the quarter ended June 30, 2012 that were previously disclosed on Form 8-K. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

During the fiscal quarter ended June 30, 2012, the Company granted 278,500 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.44 per share.

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

2.1
Agreement and Plan of Merger, dated as of May 31, 2012, by and among Bridgeline Digital, Inc., MarketNet, Inc. and Jill Bach(incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 5, 2012).

10.1
Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated May 31, 2012(incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2012).

10.2	Form of Common Stock Purchase Warrant issued to Placement Agent, dated May 31, 2012(incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2012).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

August 14, 2012	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

August 14, 2012	/s/ Michael D. Prinn
Date	Michael D. Prinn Senior Vice President Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

2.1
Agreement and Plan of Merger, dated as of May 31, 2012, by and among Bridgeline Digital, Inc., MarketNet, Inc. and Jill Bach(incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 5, 2012).

10.1
Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated May 31, 2012(incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2012).

10.2	Form of Common Stock Purchase Warrant issued to Placement Agent, dated May 31, 2012(incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2012).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.