Form 10-K
period 2012-09-30
Bridgeline Digital, Inc.
filed 2012-12-05
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $10,175,076 based on the closing price of $1.13 of the issuer’s common stock, par value $.001 per share, as reported by the NASDAQ Stock Market on March 30, 2012

On November 30, 2012, there were 15,210,038 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2013 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended September 30, 2012, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Forward Looking Statement
Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described herein and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” we mean Bridgeline Digital, Inc.

PART I

Item 1.   Business.

Overview

Bridgeline Digital enables its customers to maximize the performance of their mission critical websites, intranets, and online stores. Bridgeline is the developer of the award-winning iAPPS® Web Engagement Management (WEM) product platform and related digital solutions. The iAPPS platform deeply integrates Web Content Management, eCommerce, eMarketing, and web Analytics capabilities within the heart of websites or eCommerce web stores to help marketers deliver online experiences that attract, engage, and convert their customers across all digital channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs.

The iAPPS platform is delivered through a Cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s co-managed hosting facility.

In 2012, KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2012. iAPPS Content Manager and iAPPS Commerce were selected as finalists for the 2011 and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. iAPPS Content Manager was the winner of the 2010 CODiE Award for Best Content Management Solution, globally. B2B Interactive has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is Burlington, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Atlanta, GA; Baltimore, MD; Boston, MA; Chicago, IL; Dallas, TX; Denver, CO; New York, NY; Philadelphia, PA; and Tampa, FL.  The Company has one wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

Highlights of Fiscal 2012

Highlights of fiscal 2012 include the achievement of record revenues, record iAPPS license sales and key iAPPS product releases and updates:

Financial

•	Bridgeline achieved record revenues in fiscal 2012 of $26,296,000.
•	Total iAPPS related revenue increased 37% to $16.6 million in fiscal 2012 from $12.1 million in fiscal 2011.
•	Recurring revenue, which reflects amounts that are contractually due to Bridgeline, increased 27% to $4.2 million in fiscal 2012 from $3.3 million in fiscal 2011.
•	Bridgeline sold a record number of iAPPS licenses within fiscal 2012. The 267 new iAPPS licenses during fiscal 2012 was a 25% increase compared to licenses sold during fiscal 2011.

New Strategic Alliances, Products and Enhancements

•
In the third quarter of fiscal 2012 Bridgeline announced that United Parcel Service (“UPS”) signed a multi-year partnership agreement with Bridgeline to offer B2B and B2C eCommerce web stores with an end-to-end offering comprised of Bridgeline’s eCommerce Fulfilled™ solution and UPS logistics and fulfillment services.

•
In the fourth quarter of fiscal 2012 Bridgeline announced the release of new poduct, iAPPS distributed subscription (“iAPPS ds”), a platform that empowers large franchise and dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPS ds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee.

•	In July of fiscal 2012 Bridgeline signed a multi-year agreement with a large national franchise network of over 4,300 locations who will license the iAPPS ds platform.
•
Bridgeline released two versions of the iAPPS platform during fiscal 2012. In the first quarter of fiscal 2012 Bridgeline released iAPPS version 4.7 which provided many international eCommerce enhancements including multilingual and multi-currency support along with improvements in how iAPPS handles international fulfillment, tax and regulations logistics. In the third quarter of fiscal 2012 Bridgeline released iAPPS version 4.8 which offered full integration of front- and back-end eCommerce capabilities with built-in warehouse management and inventory control.

Acquisitions

•
During the fiscal year Bridgeline continued its geographic expansion strategy with two acquisitions; Magnetic Corporation and Marketnet, Inc. These acquisitions expanded Bridgeline’s footprint into the Tampa and Dallas regions.

Products and Services

Products

Subscription and Perpetual Licenses

Revenue from sales of both on-demand SaaS web tools and perpetual licenses is reported as Subscription and perpetual licenses in the accompanying consolidated financial statements.

iAPPS Platform

The iAPPS platform provides a unified common set of shared software modules that are critical to today’s mission critical websites, on-line stores, intranets, extranets, and portals. The iAPPS platform empowers companies and developers to create websites, web applications and online stores with advanced business logic, state-of-the-art graphical user interfaces, and improved quality – all in a shorter timeframe with less coding than is typically required by comparable products.

The iAPPS platform is a Web Engagement Management (WEM) platform that unifies web Content Management, web Analytics, eCommerce, and eMarketing capabilities deep within the websites, web applications or online stores in which they reside, enabling customers to enhance and optimize the value of their web properties and better engage their website users. The iAPPS platform significantly enhances WEM and Customer Experience Management (CXM) capabilities.

The iAPPS platform includes:

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

•
iAPPS Marketier is a marketing lifecycle management solution that includes customer transaction analysis, email management, surveys and polls, event registration and issue tracking to measure campaign return on investment and client satisfaction. Website content and user profiling is leveraged to deliver targeted campaigns and stronger customer relationships. The email management features provide comprehensive reporting capabilities including success rate, and recipient activity such as click-thrus and opt-outs.  iAPPS Marketier integrates with leading customer relationship management systems (CRM’s) such as Salesforce.com and leading ad banner engines such as Google.  iAPPS Marketier is uniquely integrated and unified with iAPPS Analyzer, iAPPS Content Manager, and iAPPS Commerce; providing customers with precise information, more accurate results, expansion options, and stronger user adoption.

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

•
iAPPS ds is a web content management and eCommerce platform for franchises and large dealer networks. iAPPS ds deeply integrates content management, eCommerce, eMarketing, and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. iAPPS ds acts as a control center for a large organization’s distributed websites enabling local content publishing that is managed through a workflow approval process that gives corporate marketing control of the brand and message. iAPPS ds also supports responsive design that adapts to specific device screen sizes access a website, driving more positive user experiences and engagement.  iAPPS ds is a cloud based SaaS solution

Services

Revenue from Web Application Development Services

Revenue from all web application development services is reported as Web application development services in the accompanying consolidated financial statements.

Web Application Development Services

Web Application development services address specific customer needs such as digital strategy, web design and web development, usability engineering, information architecture, rich media development, and SEO for their mission critical web site or web store.  Application development engagements are often sold as part of a multiple element arrangement that includes our software products, hosting arrangements (i.e. Managed Service Hosting) that provide for the use of certain hardware and infrastructure at one of our co-managed network operating centers, or retained professional services subsequent to completion of the application development.

Digital Strategy Services

Bridgeline helps customers maximize the effectiveness of their online marketing activities to ensure that their web applications can be exposed to the potential customers that use search engines to locate products and services. Bridgeline’s search engine optimization (“SEO”) services include competitive analysis, website review, keyword generation, proprietary leading page technology, ongoing registration, monthly reports, and monitoring. Bridgeline’s web analytics experts offer consulting and assistance in implementing iAPPS Analyzer or any other type of web analytics package.

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

Managed Service Hosting

Revenue from Managed Service Hosting

Revenue from Managed Service Hosting is reported as Managed service hosting in the accompanying consolidated financial statements.

A large number of our customers hire us to host and manage the mission critical web sites and web stores we develop.  Through our partnerships with Savvis and Internap, we offer co-location services in state-of-the-art, Tier 1 secured data centers.  We provide 24/7 application monitoring, emergency response, version control, load balancing, managed firewall security, and virus protection services.  We provide shared hosting, dedicated hosting, and SaaS hosting for our customers.

Sales and Marketing

Overview

Bridgeline employs a direct sales force and each sale takes on average 90 to 180 days to complete.  Our direct sales force focuses its efforts selling to medium-sized and large companies. These companies are generally categorized in the following vertical markets: financial services, consumer products and goods, health services and life sciences, high technology (software and hardware), retail brand names, associations and foundations and franchises/large dealer networks.

We have nine geographic locations in the United States with full-time professional direct sales personnel.  Our geographic locations are in the metropolitan Atlanta, Baltimore, Boston, Chicago, Dallas, Denver, New York, Philadelphia, and Tampa areas.

We have a value added reseller channel to supplement our direct sales force for our iAPPS platform.  Our value added resellers are generally located in territories where we do not have a direct sales force.

Strategic Alliances

We have dedicated business development professionals whose mission is to identify and establish strategic alliances for iAPPS and iAPPS ds.  In June 2012, Bridgeline announced a strategic alliance with UPS Logistics. Bridgeline and UPS Logistics signed a multi-year agreement to offer B2B and B2C eCommerce web stores with an end-to-end eCommerce offering comprised of Bridgeline’s eCommerce Fulfilled™ solution and UPS Logistics and fulfillment services. The combined Bridgeline and UPS Logistics offering provides customers with the ability to manage the eCommerce and supply chain fulfillment needs and was designed to benefit mid-market and larger online web stores who seek end to end solutions.

In July of fiscal 2012 Bridgeline signed a multi-year agreement with The UPS Stores, a national franchise network of over 4,300 locations who will license the iAPPS ds platform.

We believe pursuing other significant alliances will enhance the sales and distribution opportunities of iAPPS related intellectual property.

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

Organic Growth From Existing Customer Base

We have specific proactive programs that consistently market our iAPPS platform and interactive development capabilities. Our business development professionals seek ongoing business opportunities within our existing customer base and within other operating divisions or subsidiaries of our existing customer base.

New Customer Acquisition

We identify target customers within our vertical expertise (financial services, consumer products and goods, health services and life sciences, high technology (software and hardware), retail brand names, transportation and storage and associations and foundations). Our business development professionals develop an annual territory plan identifying various strategies to engage our target customers. These territory plans are updated every 60 days.

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

Acquisitions

Bridgeline will continue to evaluate expanding its distribution of iAPPS and its interactive development capabilities throughout North America through acquisitions.  Due to the nature of our sales process and delivery requirements, we believe local staff is required in order to maximize market-share objectives.

We believe the web application development market in North America and Europe is growing and fragmented. We believe established yet small web application development companies have the ability to market, sell and install our iAPPS platform in their local metropolitan markets. We believe these companies also have a .NET customer base and a niche presence in the local markets in which they operate. We believe there is an opportunity for us to acquire companies that specialize in web application development that are based in large North American cities in which we currently do not operate.  We believe that by acquiring certain of these companies and applying our business practices and efficiencies, we can accelerate our time to market of the iAPPS platform.

We did not complete any acquisitions during the fiscal year ended September 30, 2011. We completed two acquisitions during the fiscal year ended September 30, 2012 as described below.

Magnetic Corporation

On October 3, 2011, we completed the acquisition of Magnetic Corporation (“Magnetic”), a Tampa, Florida based interactive technology company. We acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150 thousand in cash (ii) assumption of $130 thousand of indebtedness and (iii) contingent consideration of up to $600 thousand in cash and 166,666 shares of Bridgeline Digital common stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue targets or the quarterly operating income targets are not met in a particular quarter, the earn-out period will be extended for up to four additional quarters.

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

Magnetic and Marketnet’s operating results are reflected in the condensed consolidated financial statements as of the acquisition date.

Research and Development

We invested approximately $1.9 million in research and development activities for the year ended September 30, 2012, which included approximately $480 thousand in capitalized software costs.

We invested approximately $1.9 million in research and development for the year ended September 30, 2011, which included approximately $59 thousand of capitalized software costs.

Employees

We employed 164 employees worldwide as of September 30, 2012.  Substantially all of those employees are full time employees.

Customers

We primarily serve the following vertical markets that we believe have a history of investing in information technology enhancements and initiatives as follows:

•	Financial services
•	Consumer products and goods
•	Associations and foundations
•	Health services and life sciences
•	High technology (software and hardware)
•	Franchises/large dealer networks
•	Retail brand names

For the years ended September 30, 2012 and 2011, no customer generated more than 10% of our revenue.  We will focus our efforts to engage with customers that are aligned with the Company's core competencies and will continue to proactively end engagements with a number of smaller hosting customers obtained through previous acquisitions.

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

We believe we compete adequately with others and we distinguish ourselves from our competitors in a number of ways:

•
We believe our competitors generally offer their web application software typically as a single point of entry type product (such as only content management, or only commerce) as compared to the deeply integrated approach that is provided by the iAPPS platform.

•
We believe our competitors can generally only deploy their solutions in either a Cloud/SaaS environment or in a dedicated server environment. The iAPPS platform’s architecture is flexible and is capable of being deployed in either a Cloud/SaaS or dedicated server environment.

•
We believe the majority of our competitors do not provide interactive technology development services that complement their software products. Our ability to develop mission critical web sites and online stores on our own deeply integrated iAPPS platform providing a quality end-to-end solution that distinguishes us from our competitors.

•	We believe the interface of the iAPPS platform has been designed for ease of use without substantial technical skills.

•	Finally, we believe the iAPPS platform offers a competitive price-to-functionality ratio when compared to our competitors.

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available upon request, on our website www.bridgelinedigital.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Copies of the following are also available through our website on the “About Us - Investor Information” page under the caption “Governance” and are available in print to any shareholder who requests it:

• Code of Business Ethics
• Committee Charters for the following Board Committees:
o Nominating and Corporate Governance Committee o Audit Committee o Compensation Committee

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information regarding the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information and can be found at http://www.sec.gov.

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

Our business, results of operations and financial condition depend in part on international economic conditions.  The prolonged downturn in the U.S. and international economies have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit, equity and fixed income markets.  Both the severity and duration of the downturn in U.S. and international economies are unknown and outside of our control.  The impact of these economic conditions on our business may include decreased customer demand; decreased customer confidence; longer sales cycles; delayed payments or difficulty in collecting accounts receivable; decreased margins; and insolvency of customers.   Any of these events, or any other events caused by the weakness in the U.S. and international economies, may have a material adverse effect on our business, operating results, and financial condition.

Stress in the global financial system may adversely affect our results of operations and financial condition in ways that may be hard to predict or to defend against.

Recent events in the financial markets have demonstrated that businesses and industries throughout the world are very tightly connected to each other. Thus, financial developments which may appear unrelated to our business or industry may adversely affect us over the course of time. For example, material increases in LIBOR or other applicable interest rate benchmarks may increase the debt payment costs for our credit facilities. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in our stock price due to seemingly unrelated financial developments could hurt our ability to raise capital for the financing of acquisitions or other reasons. Any of these events, or any other events caused by stress in world financial markets, may have a material adverse effect on our business, operating results, and financial condition and prevent us from executing our growth strategy.

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

The length of our sales cycle can fluctuate significantly which could result in significant fluctuations in license revenues being recognized from quarter to quarter.

The decision by a customer to purchase our products often involves the development of a complex implementation plan across a customer’s business.  This process often requires a significant commitment of resources both by prospective customers and us. Given the significant investment and commitment of resources required in order to implement our software, it may take several months, or even several quarters, for marketing opportunities to materialize. If a customer's decision to purchase our products is delayed or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenues from these sales would be delayed. Such delays and fluctuations could cause our revenues to be lower than expected in a particular period and we may not be able to adjust our costs quickly enough to offset such lower revenue, potentially negatively impacting our results of operations.

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

We operate in a highly competitive marketplace and generally encounter intense competition to create and maintain demand for our services and to obtain service contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The market for our iAPPS platform (Content Manager, Analyzer, eCommerce, Marketier) and web development services are competitive and rapidly changing.  Barriers to entry in such markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which may result in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

The web development/services market is highly fragmented with a large number of competitors and potential competitors.  Our prominent public company competitors are Open Text, Oracle (Art Technology Group), Demandware, Digital River, GSI Commerce, Adobe (Omniture) and Sapient. We face competition from customers and potential customers who develop their own applications internally. We also face competition from potential competitors that are substantially larger than we are and who have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

Our growth depends on our relationships with certain strategic partners, and a reduction in the cooperative efforts from our partners could materially impact our revenues.

A significant portion of our business strategy relies on the continued cooperation of our strategic partners to provide sales opportunities as well as the establishment of new strategic relationships.  Our licensing revenue could be adversely impacted if there is a reduction in partner cooperation or sales efforts. Our success will depend, in part, upon our ability to maintain our existing relationships with strategic partners and establish new relationships.  The cooperation and performance of strategic partners is outside of our control, and we are unable to predict the extent to which these relationships will be successful.

There may be a limited market for our common stock which may make it more difficult for you to sell your stock and which may reduce the market price of our common stock.

The average shares traded per day in fiscal 2012 was approximately 50,000 shares per day. In fiscal 2011 our average shares traded per day was less than 17,000. If our average trading volume of our common stock were to decrease it may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will ever reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve either now or in the future.

The market price of our common stock is volatile which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this annual report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. In fiscal 2012, the closing price of or common stock as reported by NASDAQ was between $.47 and $3.24.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer, and we could face product liability exposure.

We develop and sell complex WEM software which may contain undetected errors, or bugs. Such errors can be detected at any point in a product’s life cycle, but are frequently found after introduction of new software or enhancements to existing software. We continually introduce new products and new versions of our products. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects. If we detect any errors before we ship a product, we might have to delay product shipment for an extended period of time while we address the problem. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Therefore, it is possible that, despite our testing, errors may occur in our software. These errors could result in the following:

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

Future acquisitions may be difficult to integrate into our existing operations, may disrupt our business, dilute stockholder value, divert management’s attention, or negatively affect our operating results.

We have acquired multiple businesses since our inception in 2000. A key element of our growth and market share expansion strategy is the pursuit of additional acquisitions in the fragmented web application development industry in the future. These future acquisitions may create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products, (ii) additional demands on our resources, systems, procedures and controls, (iii) disruption of our ongoing business, (iv) unknown liabilities associated with the acquired businesses, and (v) diversion of management's attention from other business concerns. In addition, future acquisitions could involve substantial investment of funds or financings by issuance of debt or equity securities and could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance of or assumption of debt. Any such acquisition may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so on the basis of a less than optimal capital structure. Our inability to take advantage of growth opportunities for our business or to address risks associated with acquisitions or investments in businesses may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have an adverse material effect on the price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2.   Properties.

The following table lists our offices, all of which are leased:

Geographic Location	Address	Size
Atlanta, Georgia	5555 Triangle Parkway Norcross, Georgia 30092	8,547 square feet, professional office space
Baltimore, Maryland	6711 Columbia Gateway Dr. Baltimore, Maryland 21046	4,925 square feet, Professional office space
Bangalore, India	65 Bagmane Tech Park, C.V Raman Nagar Byrasandra, Corp Ward 83, Bangalore 560 052	6,000 square feet professional office space
Boston, Massachusetts	80 Blanchard Road Burlington, Massachusetts 01803	9,335 square feet, professional office space
Chicago, Illinois	30 N. LaSalle Street, 20 th Floor Chicago, IL 60602	4,880 square feet, professional office space
Denver, Colorado	410 17 th Street, Suite 600 Denver, CO 80202	5,993 square feet, professional office space
Philadelphia, Pennsylvania	1100 East Hector Street Conshohocken, Pennsylvania 19428	4,619 square feet Professional office space
New York, New York	450 7 th Avenue New York, NY 10123	5,582 square feet, professional office space
Tampa, Florida	5325 Primrose Lake Circle Tampa, FL. 33647	4,264 square feet Professional office space
Dallas, Texas	5360 Legacy Drive Plano, TX 75024	10,158 square feet, professional office space

Item 3.   Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those described below.

Bridgeline Digital, Inc vs. e.Magination network, LLC and its principal owner, Daniel Roche.

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline sought damages for accounts receivable allegedly collected by Mr. Roche and e.Magination and used to pay obligations of e.Magination and Mr. Roche (accounts receivable contractually belonging to Bridgeline).  e.Magination and Mr. Roche asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline. In November 2012 we agreed to enter into mediation with Mr. Roche. As of the date of this filing there has been no progress in the mediation..

Ingeniador, LLC vs. Interwoven, Inc., Bridgeline Digital, Inc., et al

On April 26, 2012, Bridgeline was informed that on such date the United States District Court for the District of Puerto Rico entered a default judgment against Bridgeline as part of a patent infringement lawsuit brought by Ingeniador, LLC against 16 companies, including Bridgeline. On June 15, 2012 the court granted our request to have the default judgment set aside and dismissed the case. On October 10, 2012 Bridgeline entered into a Covenant Not to Sue Agreement (the “CNTS”) with Ingeniador, LLC, for no monetary consideration, whereby both Bridgeline and Ingeniador, LLC agreed not to pursue any further legal claim against the other party, entered into a mutuall release and dismissed all pending claims.  In addition, Bridgeline agreed not to encourage and/or participate in a challenge to the validity or enforceability of the patent owned by Ingeniador’s which was the subject of the suit described above, unless required by law. In addition, both Bridgeline and Ingeniador attested that the CNTS itself does not represent any admission or acknowledgement of any kind in relation to the validity of Ingeniador’s claim of patent infringement.

Item 4.   Mine Safety Disclosures

Not applicable.

 PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Capital Market under the symbol BLIN.

Year Ended September 30, 2012	High	Low

Fourth Quarter	$1.63	$1.05
Third Quarter	$3.24	$1.10
Second Quarter	$1.18	$0.53
First Quarter	$0.78	$0.47

Year Ended September 30, 2011	High	Low

Fourth Quarter	$1.16	$0.53
Third Quarter	$1.22	$0.82
Second Quarter	$1.51	$1.03
First Quarter	$1.62	$0.99

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our shareholders in the near future. As of November 28, 2012, our common stock was held of record by approximately 1,533 shareholders. Most of the Company’s stock is held in street name through one or more nominees.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following summarizes all sales of our unregistered securities during the year ended September 30, 2012, other than sales of unregistered securities during the quarter ended June 30, 2012 that were previously disclosed on Form 8-K. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

During the year ended September 30, 2012, the Company granted 2,094,667 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $0.80 per share.

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

Item 6.   Selected Financial Data.

Not required

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share,  the limited market for our common stock, the volatility of the market price of our common stock, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls.  These and other risks are more fully described herein and in our other filings with the Securities and Exchange Commission.

This section should be read in combination with the accompanying audited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview

Bridgeline Digital enables its customers to maximize the performance of their mission critical websites, intranets, and online stores. Bridgeline is the developer of the award-winning iAPPS® Web Engagement Management (WEM) product platform and related digital solutions. The iAPPS platform deeply integrates Web Content Management, eCommerce, eMarketing, and web Analytics capabilities within the heart of websites or eCommerce web stores to help marketers deliver online experiences that attract, engage, and convert their customers across all digital channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs.

The iAPPS platform is delivered through a Cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s co-managed hosting facility.

In 2012, KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2012. iAPPS Content Manager and iAPPS Commerce were selected as finalists for the 2011 and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. iAPPS Content Manager was the winner of the 2010 CODiE Award for Best Content Management Solution, globally. B2B Interactive has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Burlington, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Atlanta, GA; Baltimore, MD; Boston, MA; Chicago, IL; Dallas, TX; Denver, CO; New York, NY; Philadelphia, PA; and Tampa, FL.  The Company has one wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

Sales and Marketing

Bridgeline employs a direct sales force and each sale takes on average 60 to 180 days to complete.  Our direct sales force focuses its efforts selling to medium-sized and large companies. These companies are generally categorized in the following vertical markets: (i) financial services, (ii) consumer products and goods (iii) health services and life sciences, (iv) high technology, (software and hardware), (v) retail brand names, (vi) transportation and storage, and (vii) associations and foundations.

We have nine geographic locations in the United States with full-time professional direct sales personnel.  Our geographic locations are in the metropolitan Atlanta, Baltimore, Boston, Chicago, Dallas, Denver, New York, Philadelphia, and Tampa areas.

We have a value added reseller channel to supplement our direct sales force for our iAPPS platform.  Our value added resellers are generally located in territories where we do not have a direct sales force.

We have dedicated business development professionals whose mission is to identify and establish strategic alliances for iAPPS and iAPPS ds.  In June 2012, Bridgeline announced a strategic alliance with UPS Logistics. Bridgeline and UPS Logistics signed a multi-year agreement to offer B2B and B2C eCommerce web stores with an end-to-end eCommerce offering comprised of Bridgeline’s eCommerce Fulfilled™ solution and UPS Logistics and fulfillment services. The combined Bridgeline and UPS Logistics offering provides customers with the ability to manage the eCommerce and supply chain fulfillment needs and was designed to benefit mid-market and larger online web stores who seek end to end solutions.

In July of fiscal 2012 Bridgeline signed a multi-year agreement with a large national franchise network of over 4,300 locations who will license the iAPPS ds platform.

We believe pursuing other significant alliances will enhance the sales and distribution opportunities of iAPPS related intellectual property.

Acquisitions

Bridgeline will continue to evaluate expanding its distribution of iAPPS and its interactive development capabilities throughout North America through acquisitions.  Due to the nature of our sales process and delivery requirements, we believe local staff is required in order to maximize market-share objectives.

We believe the web application development market in North America and Europe is growing and fragmented. We believe established yet small web application development companies have the ability to market, sell and install our iAPPS platform in their local metropolitan markets. We believe these companies also have a .NET customer base and a niche presence in the local markets in which they operate. We believe there is an opportunity for us to acquire companies that specialize in web application development that are based in large North American cities in which we currently do not operate.  We believe that by acquiring certain of these companies and applying our business practices and efficiencies, we can accelerate our time to market of the iAPPS platform.

During the fiscal year ended September 30, 2012 we completed two acquisitions. On October 3, 2011, we completed the acquisition of Magnetic Corporation (“Magnetic”), a Tampa, Florida based interactive technology company. We acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150 thousand in cash (ii) assumption of $130 thousand of indebtedness and (iii) contingent consideration of up to $600 thousand in cash and 166,666 shares of Bridgeline Digital common stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue targets or the quarterly operating income targets are not met in a particular quarter, the earn-out period will be extended for up to four additional quarters.

On May 31, 2012, we completed the acquisition of Marketnet, Inc. (“Marketnet”), an interactive technology company based in Dallas, Texas. Bridgeline acquired all of the outstanding capital stock of Marketnet for consideration consisting of (i) $20 thousand in cash, (ii) assumption of debt of $244 thousand and (ii) contingent consideration of up to $650 thousand in cash and 204,331 shares of Bridgeline Digital common stock. This contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. Marketnet is also eligible to earn additional bonus equity consideration of 200,000 shares, if annual net revenues of the acquired business exceed a certain threshold in any fiscal year through September 30, 2015. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.

Each of Magnetic and Marketnet’s operating results are reflected in the condensed consolidated financial statements as of the acquisition date.

We did not complete any acquisitions in the fiscal year ended September 30, 2011.

We may make additional acquisitions in the foreseeable future.  These potential acquisitions are consistent with our iAPPS platform distribution strategy and growth strategy by providing Bridgeline with new geographical distribution opportunities, an expanded customer base, an expanded sales force and an expanded developer force. In addition, integrating acquired companies into our existing operations allows us to consolidate the finance, human resources, legal, marketing, research and development of the acquired businesses with our own internal resources, hence reducing the aggregate of these expenses for the combined businesses and resulting in improved operating results.

Customer Information

We currently have over 500 active customers. For the years ended September 30, 2012 and 2011 no one customer represented 10% or more of the Company’s total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2012 (“fiscal 2012”) increased to $26,296 thousand from $26,267 thousand for the fiscal year ended September 30, 2011 (“fiscal 2011”).   Loss from operations for fiscal 2012 was ($602) thousand compared with loss from operations of ($547) thousand for fiscal 2011.  We had a net loss for fiscal 2012 of ($945) thousand compared with a net loss of ($782) thousand for fiscal 2011.  Loss per share for fiscal 2012 was ($0.07) compared with loss per share of ($0.06) for fiscal 2011.

Highlights of Fiscal 2012

Highlights of fiscal 2012 include the achievement of record revenues, record iAPPS license sales and key iAPPS product releases and updates:

Financial

•	Bridgeline achieved record revenues in fiscal 2012 of $26,296,000.
•	Total iAPPS related revenue increased 37% to $16.6 million in fiscal 2012 from $12.1 million in fiscal 2011.
•	Recurring revenue, which reflects amounts that are contractually due to Bridgeline, increased 27% to $4.2 million in fiscal 2012 from $3.3 million in fiscal 2011.
•	Bridgeline sold a record number of iAPPS licenses within fiscal 2012. The 267 new iAPPS licenses during fiscal 2012 was a 25% increase compared to licenses sold during fiscal 2011.

New Strategic Alliances, Products and Enhancements

•
In the third quarter of fiscal 2012 Bridgeline announced that United Parcel Service (“UPS”) signed a multi-year partnership agreement with Bridgeline to offer B2B and B2C eCommerce web stores with an end-to-end offering comprised of Bridgeline’s eCommerce Fulfilled™ solution and UPS logistics and fulfillment services.

•
In the fourth quarter of fiscal 2012 Bridgeline announced the release of new poduct, iAPPS distributed subscription (“iAPPS ds”), a platform that empowers large franchise and dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPS ds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee.

•	In July of fiscal 2012 Bridgeline signed a multi-year agreement with a large national franchise network of over 4,300 locations who will license the iAPPS ds platform.
•
Bridgeline released two versions of the iAPPS platform during fiscal 2012. In the first quarter of fiscal 2012 Bridgeline released iAPPS version 4.7 which provided many international eCommerce enhancements including multilingual and multi-currency support along with improvements in how iAPPS handles international fulfillment, tax and regulations logistics. In the third quarter of fiscal 2012 Bridgeline released iAPPS version 4.8 which offered full integration of front- and back-end eCommerce capabilities with built-in warehouse management and inventory control.

Acquisitions

•
During the fiscal year Bridgeline continued its geographic expansion strategy with two acquisitions; Magnetic Corporation and Marketnet, Inc. These acquisitions expanded Bridgeline’s footprint into the Tampa and Dallas regions.

RESULTS OF OPERATIONS

	Year Ended September 30,
(dollars in thousands)	2012	2011	$ Change	% Change

Revenue
Web application development services
iAPPS application development services	$13,493	$9,531	$3,962	42%
% of total revenue	51%	36%
Other application development services	7,775	12,342	(4,567)	(37%)
% of total revenue	30%	47%
Subtotal web application development services	21,268	21,873	(605)	(3%)
% of total revenue	81%	83%
Managed service hosting	2,517	2,006	511	25%
% of total revenue	10%	8%
Subscription and perpetual licenses	2,511	2,388	123	5%
% of total revenue	9%	9%
Total revenue	26,296	26,267	29	0%

Cost of revenue

Web application development services
iAPPS application development cost	6,342	4,485	1,857	41%
% of iAPPS application development revenue	47%	47%
Other application development cost	4,607	7,386	(2,779)	(38%)
% of other application development revenue	59%	60%
Subtotal web application development services	10,949	11,871	(922)	-8%
% of Web application development services revenue	51%	54%
Managed service hosting	372	443	(71)	(16%)
% of managed service hosting	15%	22%
Subscription and perpetual licenses	450	681	(231)	(34%)
% of subscription and perpetual licenses revenue	18%	29%
Total cost of revenue	11,771	12,995	(1,224)	-9%
Gross profit	14,525	13,272	1,253	9%
Gross profit margin	55.2%	50.5%

Operating expenses
Sales and marketing	7,730	6,738	992	15%
% of total revenue	29%	26%
General and administrative	3,931	3,880	51	1%
% of total revenue	15%	15%
Research and development	1,456	1,866	(410)	(22%)
% of total revenue	6%	7%
Depreciation and amortization	1,729	1,340	389	29%
% of total revenue	7%	5%
Impairment of intangible asset	281	-	281	NA
% of total revenue	1%	0%
Total operating expenses	15,127	13,824	1,303	9%
% of total revenue	58%	53%

Loss from operations	(602)	(552)	(50)	9%
Interest income (expense), net	(276)	(211)	(65)	31%
Loss before income taxes	(878)	(763)	(115)	15%
Provision for income taxes	68	24	44	183%
Net loss	$(946)	$(787)	$(159)	20%

Adjusted EBITDA	$1,964	$1,527	$437	29%

Revenue

Our revenue is derived from three sources: (i) web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.

Web Application Development Services

Web application development services revenue is comprised of iAPPS development related services and other web development related services generated from non iAPPS related engagements. Total revenue from web application development services decreased $605 thousand, or 3%, to $21.3 million for the year ended September 30, 2012 (“fiscal 2012).   However, revenue from iAPPS related application development services increased $4.0 million, or 42% to $13.5 million compared to the year ended September 30, 2011 (“fiscal 2011”) as we continue to concentrate on selling higher-margin iAPPS engagements to both new and existing customers.  The decrease in web application development services revenue compared to the prior period is due to a decrease in non-iAPPS application development services revenues of $4.6 million attributable to a stoppage in non-iAPPS related development services from a customer due to a loss of their funding, as well as our decision to stop servicing low margin non-iAPPS opportunities.

Web application development services revenue as a percentage of total revenue decreased to 81% from 83% in the prior period.  The decrease is attributable to a larger mix of iAPPS license related revenue and managed service hosting revenue as compared to sales of web application development services.

Managed Service Hosting

Revenue from managed service hosting increased $511 thousand, or 25%, to $2.5 million from $2.0 million in fiscal 2011.  The increase is attributable to incremental revenues generated from our fiscal 2012 acquisitions and, to a lesser extent, revenue from iAPPS related hosting arrangements for perpetual licenses sold.

Managed services revenue as a percentage of total revenue increased to 10% from 8% in fiscal 2011 due to the incremental revenue from our acquisitions.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $123 thousand, or 5%, to $2.5 million from $2.4 million in fiscal 2011.  The increase is due primarily to a higher amount of subscription license revenues and annual maintenance renewals.

Subscription and perpetual license revenue as a percentage of total revenue remained at 9% in fiscal 2012.

Costs of Revenue

Total cost of revenue for the fiscal year ended September 30, 2012 decreased $1.2 million, or 9%, to $11.8 million from $13.0 million in fiscal 2011.

Cost of Web Application Development Services

Cost of web application development services decreased $0.9 million, or 8%, compared to fiscal 2011.  The cost of total web application development services as a percentage of total web application development services revenue decreased to 51% from 54% in fiscal 2011.  This decrease is a result of our decision to stop servicing lower margin non-iAPPS engagements and, to a lesser extent, a decreased use of subcontractors.

Cost of iAPPS application development services increased $1.9 million to $6.3 million, an increase of 41% when compared to fiscal 2011. The increase is a result of iAPPS application development service revenue increasing 42% when compared to fiscal 2011. Cost of iAPPS application development services as a percentage of iAPPS application development revenue remained steady at 47% in each of fiscal 2012 and fiscal 2011.

Cost of other application development services for fiscal 2012 decreased $2.8 million to $4.6 million, a decrease of 38% when compared to fiscal 2011. The cost of other application development services as a percentage of other application development service revenue decreased to 59% in fiscal 2012 from 60% in fiscal 2011. This decrease is a result of our decision to stop servicing lower margin non-iAPPS engagements and to a lesser extent a decreased use of subcontractors.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $71 thousand or 16% when compared to fiscal 2011. The cost of managed services as a percentage of managed services revenue decreased to 15% from 22% in fiscal 2011. The decrease in the amount of managed service hosting costs is due to efforts to streamline costs by ending engagements with lower margin hosting customers, and our continued investments in our co-managed network operation center to support our core iAPPS customer base.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $231 thousand, or 34% when compared to fiscal 2011.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 18% from 29% in fiscal 2011.  The decrease is due to a decrease in amortization of software costs associated with the initial development of iAPPS and, to a lesser extent cost efficiencies realized on our iAPPS SaaS environment.  We expect amortization of software costs to increase in fiscal 2013 due to costs capitalized in the fourth quarter of fiscal 2012.  These costs are related to significant enhancements to our iAPPS platform that will be released in fiscal 2013 and to a lesser extent costs associated with the development of iAPPS ds.

Gross Profit

Gross profit increased $1.3 million, or 9%, when compared with fiscal 2011.  This increase is due to our focus on higher margin iAPPS engagements and a decrease in amortization of software costs.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $1.0 million, or 15%, to $7.7 million compared to fiscal 2011.   This increase is primarily attributable to increases associated with costs related to our acquisitions of Magnetic and Marketnet, including personnel costs and marketing costs to promote our iAPPS products.

General and Administrative Expenses

General and administrative expenses relatively flat when compared to fiscal 2011.  General and administrative expense represented 15% for both fiscal 2012 and 2011.  General and administrative expenses decreased $1.1 million for the adjustment of contingent earnout payments from prior acquisitions that will not be achieved, offset by increases in personnel costs and increases in staffing.

Research and Development

Research and development expense decreased by $410 thousand, or 22%, to $1.5 million compared with fiscal 2011, after capitalization of software development costs.  Capitalized software development costs were $480 thousand and $59 thousand for fiscal 2012 and 2011, respectively. The decrease is due to the aforementioned increase in capitalized software and development costs related to enhancements to our existing iAPPS platform and the development of iAPPS ds.

Depreciation and Amortization

Depreciation and amortization expense increased by $389 thousand, or 29%, to $1.7 million compared to fiscal 2011. Depreciation and amortization increased to 7% of total revenue compared to 5% of total revenue for fiscal 2011.  This increase is primarily attributable to additional depreciation expense related to leasehold improvements and investments made in our co-managed network operation center. Incremental amortization expense as a result of our fiscal 2012 acquisitions was offset by a decrease in amortization for intangibles acquired before fiscal 2010 that reached the end of their useful life.

Impairment of Intangible Assets

The increase in fiscal 2012 compared to 2011 is attributable to an impairment charge recorded in the first quarter of fiscal 2012. We incurred a charge to operations of $281 thousand for impairment charges related to an intangible asset assumed from our fiscal 2010 acquisition of e.Magination and its wholly-owned subsidiary e.Magination IG, LLC. In the first quarter of fiscal 2012, the Company stopped servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC. It was therefore determined that a portion of the customer list was impaired.

Income (Loss) from Operations

The loss from operations was ($602) thousand for fiscal 2012 compared to a loss from operations of ($547) for fiscal 2011.  This increase in loss from operations is primarily due to an increase in selling and marketing expenses as a result of our fiscal 2012 acquisitions and the aforementioned impairment of the intangible asset, offset by the increase in gross profit.

Interest Income (Expense), net

Interest income (expense), net increased to a $275 thousand net expense for fiscal 2012 from a $211 thousand net expense for 2011.  The increase in net expense in fiscal 2012 is attributable to increased interest expense incurred due to the Company’s borrowing on its term loan faciltity near the end of fiscal 2011.

Provision for Income Taxes

The provision for income tax expense was $68 thousand for fiscal 2012 compared to $24 thousand for fiscal 2011.  Income tax expense represents the estimated liability for Federal, state and foreign income taxes owed by the Company, including the alternative minimum tax.  The increase in fiscal 2012 is due to an increase in foreign income taxes related to our India subsidiary. The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax asset at September 30, 2012 and 2011.

The Federal net operating loss (NOL) carryforward of approximately $6.0 million as of September 30, 2012 expires on various dates through 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

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

The following table reconciles net income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

	Year Ended September 30,
	2012	2011
Net loss	$(946)	$(782)
Provision for income taxes	68	24
Interest (income) expense, net	276	211
Amortization of intangible assets	750	765
Impairment of intangible assets	281	-
Depreciation	979	603
EBITDA	1,408	821
Other amortization	170	350
Stock-based compensation	386	356
Adjusted EBITDA	$1,964	$1,527

Adjusted EBITDA was $2.0 million for fiscal 2012 compared with $1.5 million for fiscal 2011, an increase of 29%. The increase in Adjusted EBITDA is due to the increase in gross profit and the reduction of contingent earnout payments from prior acquisitions that will not be achieved, offset by increases in operating expenses as we continue to invest in sales and marketing, research and development, and other operating expenses to support iAPPS sales growth.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $279 thousand for fiscal 2012, compared to $823 thousand for fiscal 2011.  This decrease in cash from operating activities is primarily attributable to lower net income for fiscal 2012 and adjustments to reconcile net loss to net cash used in operating activities as changes in working capital between the two periods was essentially the same.

Investing Activities

Cash used in investing activities was $2.0 million for fiscal 2012 compared to $1.4 million for fiscal 2011.  This amount includes expenditures for equipment and improvements of $0.9 million in fiscal 2012 compared with $618 thousand for fiscal 2011, and capitalized software development costs of $557 thousand for fiscal 2012 as compared with $59 thousand in fiscal 2011.  These increases in investing activities are offset by a decrease in contingent acquisition payments in fiscal 2012 when compared to fiscal 2011.

Financing Activities

Cash provided by financing activities was $1.3 million for fiscal, 2012 compared with $34 thousand for fiscal 2011.  The cash provided by financing activities for fiscal 2012 was attributable to cash generated from the sale of common stock net of issuance costs of $2.2 million (discussed below) and $133 thousand from employee stock option exercises, offset by net payments under the term loan and bank line of credit of $319 thousand and payments on capital leases of $289 thousand and subordinated debt of $179 thousand.  At September 30, 2012, the Company had an outstanding balance under the credit line of $2.4 million at 5.25% (Silicon Valley Bank’s prime rate was 4.00%) and $1.7 million on its term loam at 5.75%.

Capital Resources and Liquidity Outlook

On March 31, 2010, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”). The Loan Agreement provides for up to $5.0 million of revolving credit advances, of which $3.0 million may be used for acquisitions and up to $5.0 million may be used for working capital purposes.  The Loan Agreement has a two year term which expired on March 31, 2012.  Borrowings are limited to the lesser of (i) $5 million or (ii) 80% of eligible receivables as defined. In the event that the borrowing base formula results in less than $5.0 million in available borrowings, the Company can borrow up to $2.0 million in out of formula borrowings (provided such amount does not exceed $5.0 million) for specified periods of time. Borrowings bear interest at prime plus 1% or 1.25%, depending on the level of the adjusted EBITDA, as defined.  The Company pays an annual commitment fee of .50% and an unused fee of .25%.  The Company is also required to comply with certain financial and other covenants.  Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank which expired on March 31, 2010.

In May 2011, the Company amended its loan arrangement (the “Amendment”) with Silicon Valley Bank (“SVB”). The Amendment:  (i) extended the maturity date of the line of credit for one year to March 31, 2013; (ii) revised certain financial covenants; and (iii) amended the out of formula borrowings to be structured as a $2 million term loan and interest on the term loan will be at SVB’s prime rate plus 1.75%.  Interest on the term loan will be paid until April 1, 2012 and on and after April 2, 2012, principal and interest on the term loan will be paid over 36 months ending on April 1, 2015. In May 2012, we amended our loan agreement (the “2012 Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2014.  The 2012 Amendment also revised a financial covenant, increasing our minimum liquidity requirement. Minimum liquidity is defined as funds held with SVB plus borrowing availability on our line of credit.

In May 2012, we assumed two promissory notes in connection with the acquisition of Marketnet, Inc.  The first promissory note in the amount of $63 thousand is payable in eight equal installments of $8 thousand, including interest accrued at 5%, and matures in May 2014.  The first installment was paid in July 2012. The second promissory note in the amount of $80 thousand is due in twelve equal installments of $7 thousand, including interest accrued at 5%, and matures in May 2015. The first installment was paid in July 2012.

On May 31, 2012, the Company sold 2,173,913 shares of common stock at $1.15 per share for gross proceeds of $2.5 million in a private placement. Net proceeds after offering expenses were approximately $2.2 million.

We believe that cash generated from operations and proceeds from the bank line of credit and the sale of common stock will be sufficient to fund the company’s working capital and capital expenditure needs in the foreseeable future.

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

Contractual Obligations

We lease our facilities in the United States and India.  Other contractual obligations include (i) certain equipment acquired under capitalized lease agreements, (ii) a subordinated promissory note in the amount of $375 thousand payable quarterly over three years beginning January 2011 with interest at 1% per annum and adjusted contingent earnouts of $256 thousand payable quarterly based on achievement of revenue targets beginning with the quarter ended December 31, 2010, both  related to the TMX Acquisition, (iii) contingent earnouts in the amount of $748 thousand payable in cash beginning with the quarter ended September 30, 2010 based on the achievement of revenue and earnings targets and $675 thousand payable in Bridgeline common stock beginning with the quarter ending December 31, 2012 based on the achievement of revenue and earnings targets, in connection with the e.Magination acquisition, (iv) contingent earnouts in the amount of $600 thousand payable in cash beginning with the quarter ended December 31, 2012 based on the achievement of revenue and earnings targets and 166,666 shares of Bridgeline common stock in connection with the Magnetic acquisition, (v) contingent earnouts in the amount of $650 thousand payable in cash beginning with the quarter ended September 30, 2012 based on the achievement of revenue and earnings targets and 404,331 shares of Bridgeline common stock in connection with the Marketnet acquisition, and (vi) potential contingent acquisition payments related to acquisitions completed prior to September 30, 2009 which are not recorded in the Company’s financial statements in the maximum amount of $165 thousand quarterly through the first quarter of fiscal 2013. Our contractual obligations extend through FY 2019 and pertain to two leased facilities located in the United States.

The following summarizes our contractual obligations:

	For the Year Ending September 30,
(in thousands)	2013	2014	2015	2016	2018 and thereafter	Total
Payment obligations by year
Line of credit	$-	$2,382	$-	$-	$-	$2,382
Term loan	1,200	400	92			1,692
Subordinated promissory note	224	93	21	-	-	338
Capital leases	248	100	27	-	-	375
Operating leases (a)	1,416	1,172	1,015	836	1,441	5,880
Contingent acquisition payments (b)	893	802	165	-	-	1,860
Contingent acquisition payments (c)	165	-	-	-	-	165

Total	$4,146	$4,949	$1,320	$836	$1,441	$12,692

(a)     Net of sublease income
(b)    The contingent acquisition payments are maximum potential earn-out consideration payable to former owners of acquired companies.  Amounts actually paid may be less. Contingent acquisition payments do not include $1.4 million of potential common stock issuable upon achievement of certain revenue and earnings targets.
(c)     Potential contingent acquisition payments related to acquisitions completed prior to January 1, 2009 and not currently recorded.  Contingent payments will be recorded when and if earned.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	Revenue recognition

•	Allowance for doubtful accounts;

•	Accounting for cost of computer software to be sold, leased or otherwise marketed;

•	Accounting for goodwill and other intangible assets; and

•	Accounting for stock-based compensation.

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

During fiscal 2010, we began to develop a reseller channel to supplement our direct sales force for our iAPPS platform. We continued to develop this reseller channel in fiscal 2012.  Resellers are generally located in territories where we do not have a direct sales force.  Customers generally sign a license agreement directly with us. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

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

Accounting for Cost of Computer Software to be Sold, Leased or Otherwise Marketed

We charge research and development expenditures for technology development to operations as incurred.  However, in accordance with Codification 985-20 Costs of Software to be Sold Leased or Otherwise Marketed , we capitalize certain software development costs subsequent to the establishment of technological feasibility.  Based on our product development process, technological feasibility is established upon completion of a working model. Certain costs incurred between completion of a working model and the point at which the product is ready for general release are capitalized if significant. Once the product is available for general release, the capitalized costs are amortized in cost of sales.

Accounting for Goodwill and Intangible Assets

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired.  In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. We assess goodwill at the consolidated level as one reporting unit. If this is the case, then performing the quantitative two-step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two-step impairment test. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to Bridgeline, and trends in the market price of our common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

For fiscal 2012 we performed the annual assessment of our goodwill during the fourth quarter of fiscal 2012, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) our stock price more than doubled to $1.20 as of September 30, 2012. (ii) our strategic alliance with UPS Logistics and the successful launch of iAPPS ds with our first iAPPS ds customer, a franchisor with over 4,000 locations, has improved the predictability of our forecasts and (iii) inputs from recent transactions within the technology sector, such a revenue multiples used to value transactions, have either remained steady or improved since the fiscal 2011 assessment.

In the fiscal 2011’s assessment, though our stock price declined from $1.22 at September 30, 2010 (the date of the fiscal 2010 annual test) to $0.53 at September 30, 2011, we did not consider the decline in stock price a triggering event as:

•
Our performance since the last annual test has not deteriorated as both revenue and gross profit have increased and loss from operations was greater compared to fiscal 2010 due the Company’s decision to invest in its iAPPS platform.

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

The factors we considered important that could indicate impairment include its stock price, significant under performance relative to prior operating results, change in projections, significant changes in the manner of our use of assets or the strategy for our overall business, and significant negative industry or economic trends.

In evaluating goodwill impairment, we considered a number of factors including discounted cash flow projections, guideline public company comparisons, acquisition transactions of comparable third party companies and capitalization value. Evaluating the potential impairment of goodwill is highly subjective and requires us to make significant estimates and judgment at many points during the analysis, especially with regard to our future cash flows.

For the fiscal 2010 annual test, we weighted the Market Approach–Direct Market Capitalization Method 75% in its evaluation of the fair value of our one reporting unit, which was a decrease from the 90% weighting used in fiscal 2009. For the fiscal 2011 annual test, we reduced the weighting further to 25% as the low level of market activity and substantial variation  in price quotations based on the low activity of our stock support the view that our stock was inactive. The key assumption included in the Market Approach–Direct Market Capitalization Method was a control premium of 150%. This control premium was primarily based on an analysis of control premiums from a study of guideline merger and acquisition transactions. Specifically, the implied revenue multiples (the most commonly used valuation method for mergers and acquisitions in the technology industry) from the guideline transactions averaged 2.4 times revenue. The control premium of 150% implies a revenue multiple of 0.9 which the Company’s management believes is reasonable and conservative.  The control premium assumption of 150% was also corroborated by an analysis of potential synergies which could be realized by a market participant in an acquisition transaction. Using this control premium resulted in the fair value determined by the Market Approach–Direct Market Capitalization Method exceeding carrying value by $2.5 million. We believe the most significant change in circumstances that could affect the key assumptions in its valuation is a significant reduction in the observed revenue multiples implied by future mergers and acquisitions.

While there are inherent limitations in any valuation, we believe that placing a significant weighting of 75% on the Discounted Cash Flow Method, the Guideline Public Company Method, and the Guideline Transaction Method are more indicative of the fair value, or the price, that the Company would be sold at in an orderly transaction between market participants. We believe the most significant change in circumstances that could affect the key assumptions in our valuation are a significant reduction in the observed revenue multiples implied by future mergers and acquisitions and/or a significant deterioration of the projected financial performance.

During the twelve month period ended September 30, 2011, the carrying value of goodwill increased as a result of the acquisitions of TMX  and e.Magination (both of which included contingent earnout payments recorded at the time of the transaction) and the accrual of contingent acquisition payments related to acquisitions completed prior to September 30, 2009 (which are recorded as increases to goodwill as they are earned but not currently recorded).  During the twelve month period ended September 30, 2012, the carrying value of goodwill increased as a result of the acquisitions of Magnetic and Marketnet (both of which included contingent earnout payments recorded at the time of the transaction) and the accrual of contingent acquisition payments related to acquisitions completed prior to September 30, 2009 (which are recorded as increases to goodwill as they are earned but not currently recorded). We are obligated to continue paying quarterly contingent acquisition payments to former owners of companies acquired before January 1, 2009 in the amount of $165 thousand based on the achievement of certain predefined operating metrics. If such payments are earned they will be recorded as an increase to goodwill.  To the extent goodwill continues to increase as a result of such payments and to the extent there are unfavorable changes in assumptions used to determine the fair value of the company (including a decline in market capitalization), there can be no assurance that we will not have an impairment charge in the future.

Accounting for Stock-Based Compensation

At September 30, 2012, we maintained one stock-based compensation plan more fully described in Note 11.

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

Stock Options Activity (Repricing Plan)

On October 28, 2011, the Company offered its employees the opportunity to have certain outstanding options modified by (i) reducing the grant exercise price to $0.67, the fair market value of the common stock as of the modification date and (ii) starting a new three year vesting schedule. The aggregate fair value of the modified options of approximately $90 thousand was calculated using the difference in value between the original terms and the new terms as of the modification date. The incremental cost of the modified option over the original option will be recognized as additional compensation expense over the new three year vesting period beginning on the date of modification. This opportunity was generally limited to options issued subsequent to October 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bridgeline Digital, Inc:

We have audited the consolidated balance sheets of Bridgeline Digital, Inc. (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgeline Digital, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP

December 05, 2012
Boston, Massachusetts

 BRIDGELINE DIGITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,126	$2,528
Accounts receivable and unbilled receivables, net	3,977	4,274
Prepaid expenses and other current assets	648	494
Total current assets	6,751	7,296
Equipment and improvements, net	2,735	1,779
Intangible assets, net	1,527	1,527
Goodwill	21,545	20,122
Other assets	1,132	685
Total assets	$33,690	$31,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,132	$1,291
Accrued liabilities	1,306	1,081
Accrued earnouts, current	375	295
Debt, current	1,424	1,750
Capital lease obligations, current	230	216
Deferred revenue	1,144	1,169
Total current liabilities	5,611	5,802
Accrued earnouts, net of current portion	990	772
Debt, net of current portion	2,988	3,017
Capital lease obligations, net of current portion	127	215
Other long term liabilities	1,004	395
Total liabilities	$10,720	$10,201

Commitments and contingencies (See note 10)

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 20,000,000 shares authorized; 15,209,038 and 12,306,207 shares issued and outstanding, respectively	15	12
Additional paid-in capital	40,847	38,083
Accumulated deficit	(17,716)	(16,770)
Accumulated other comprehensive loss	(176)	(117)
Total stockholders’ equity	22,970	21,208
Total liabilities and stockholders’ equity	$33,690	$31,409

The accompanying notes are an integral part of these consolidated financial statements.

 BRIDGELINE DIGITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Year Ended September 30,
	2012	2011
Revenue:
Web application development services	$21,268	$21,873
Managed service hosting	2,517	2,006
Subscription and perpetual licenses	2,511	2,388
Total revenue	26,296	26,267
Cost of revenue:
Web application development services	10,949	11,871
Managed service hosting	372	443
Subscription and perpetual licenses	450	681
Total cost of revenue	11,771	12,995
Gross profit	14,525	13,272
Operating expenses:
Sales and marketing	7,730	6,738
General and administrative	3,931	3,875
Research and development	1,456	1,866
Depreciation and amortization	1,729	1,340
Impairment of intangible asset	281	-
Total operating expenses	15,127	13,819
Loss from operations	(602)	(547)
Interest income (expense) net	(276)	(211)
Loss before income taxes	(878)	(758)
Provison for income taxes	68	24
Net loss	$(946)	$(782)

Net loss per share:
Basic and diluted	$(0.07)	$(0.06)
Number of weighted average shares:
Basic and diluted	13,084,095	12,187,767

The accompanying notes are an integral part of these consolidated financial statements.

 BRIDGELINE DIGITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock
	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2010	11,188,208	$11	$36,749	$(15,988)	$(116)	$20,656
Issuance of common stock	1,000,000	1	857			858
Stock-based compensation expense	-	-	356	-	-	356
Exercise of stock options	117,999	-	121	-	-	121
Comprehensive loss
Net loss	-	-	-	(782)	-	(782)
Foreign currency translation adjustment	-	-	-	-	(1)	(1)
Total comprehensive loss	-	-	-	(782)	(1)	(783)
Balance at September 30, 2011	12,306,207	12	38,083	(16,770)	(117)	21,208
Issuance of common stock	2,173,913	2	2,215			2,217
Stock-based compensation expense	-	-	386	-	-	386
Issuance of common stock - acquisitions	570,997	1	410	-	-	411
Decrease in estimate of contingent shares that will be earned from a prior acquisition	-	-	(380)	-	-	(380)
Exercise of stock options	157,921	-	133	-	-	133
Comprehensive loss
Net loss	-	-	-	(946)	-	(946)
Foreign currency translation adjustment	-	-	-	-	(59)	(59)
Total comprehensive loss	-	-	-	(946)	(59)	(1,005)
Balance at September 30, 2012	15,209,038	$15	$40,847	$(17,716)	$(176)	$22,970

The accompanying notes are an integral part of these consolidated financial statements.

 BRIDGELINE DIGITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(946)	$(782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	749	765
Impairment of intangible asset	281	-
Depreciation	980	603
Loss on disposal of assets	-	117
Other amortization	170	350
Stock-based compensation	386	356
Adjustments to accrued earnouts	(1,100)	(296)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	658	(345)
Prepaid expenses and other assets	259	(219)
Accounts payable and accrued liabilities	(641)	(50)
Deferred revenue	(268)	270
Other liabilities	(249)	54
Total adjustments	1,225	1,605
Net cash provided by operating activities	279	823
Cash flows from investing activities:
Equipment and improvements	(932)	(618)
Software development	(557)	(59)
Acquisitions, net of cash acquired	(35)	-
Contingent acquisition payments	(437)	(696)
Net cash used in investing activities	(1,961)	(1,373)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	2,214	858
Proceeds from exercise of employee stock options	133	121
Borrowings from term loan	-	2,000
Borrowings from bank line of credit	1,702	4,450
Payments on term loan	(308)	-
Payments on bank line of credit	(1,713)	(7,059)
Payments on acquired debt	(221)	-
Payments on subordinated promissory notes	(179)	(124)
Principal payments on capital leases	(289)	(212)
Net cash provided by financing activities	1,339	34
Effect of exchange rate changes on cash and cash equivalents	(59)	(1)
Net decrease in cash and cash equivalents	(402)	(517)
Cash and cash equivalents at beginning of period	2,528	3,045
Cash and cash equivalents at end of period	$2,126	$2,528
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$275	$193
Income taxes	$49	$31
Non cash activities:
Equipment and other assets included in accounts payable	$16	$161
Equipment purchased under capital leases	$137	$582
Accrued contingent consideration (earnouts)	$1,207	$-
Common stock to be issued in connection with acquisition	$411	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, The Digital Engagement Company™, enables its customers to maximize the performance of their mission critical websites, intranets, and online stores. Bridgeline is the developer of the award-winning iAPPS Web Engagement Management (WEM) product platform and related digital solutions. The iAPPS platform deeply integrates Web Content Management, eCommerce, eMarketing, and web Analytics capabilities within the heart of websites or eCommerce web stores to help marketers deliver online experiences that attract, engage, and convert their customers across all digital channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs.

The iAPPS platform is delivered through a Cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s co-managed hosting facility.

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

The Company extends credit to customers on an unsecured basis in the normal course of business.  Management performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit when deemed necessary.  Accounts receivable are carried at original invoice less an estimate for doubtful accounts based on a review of all outstanding amounts. The Company did not have any customers that contributed greater than 10% of revenue for the fiscal years ended September 30, 2012 (“fiscal 2012) and 2011 (“fiscal 2011”), respectively.

The Company has no significant off-balance sheets risks such as foreign exchange contracts, interest rate swaps, option contracts or other foreign hedging agreements.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. For all customers, the Company recognizes allowances for doubtful accounts based on the length of time that the receivables are past due, current business environment and its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The Company did not have any customers that had an accounts receivable balance of greater than 10% of total accounts receivable at September 30, 2012 and 2011.

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

During fiscal 2010, The Company began to develop a reseller channel to supplement our direct sales force for our iAPPS platform. The Company continued to develop this reseller channel in fiscal 2012.  Resellers are generally located in territories where The Company does not have a direct sales force.  Customers generally sign a license agreement directly with The Company. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

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

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Managed Service Hosting

Managed service hosting includes hosting arrangements that provide for the use of certain hardware and infrastructure for those customers who do not wish to host The Company’s applications independently.  Hosting agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party generally upon 30-days notice.  Revenue is recognized monthly as the hosting services are delivered.   Set up fees paid by customers in connection with managed hosting services are deferred and recognized ratably over the longer of the life of the hosting period or the expected lives of customer relationships.  The Company will continue to evaluate the length of the amortization period of the set up fees as The Company gains more experience with customer contract renewals.

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

Customers may also license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”.  SaaS is a model of software deployment where an application is hosted as a service provided to customers across the Internet.  Subscription agreements include access to the Company’s software application via an internet connection, the related hosting of the application, and PCS.  Customers receive automatic updates and upgrades, and new releases of the products as soon as they become available. Customers cannot take possession of the software.  Subscription agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party upon 90 days notice.  Revenue is recognized monthly as the services are delivered.  Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the life of subscription period or the expected lives of customer relationships.  The Company continues to evaluate the length of the amortization period of the set up fees as The Company gains more experience with customer contract renewals.

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

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

VSOE is generally limited to the price at which we sell the element in a separate stand-alone transaction. TPE is determined based on the prices charged by The Company’s competitors for a similar deliverable when sold separately. It is difficult for us to obtain sufficient information on competitor pricing, so we may not be able to substantiate TPE. If we cannot establish selling price based on VSOE or TPE then we will use ESP.  ESP is derived by considering the selling price for similar services and our ongoing pricing strategies. The selling prices used in the Company’s  allocations of arrangement consideration are analyzed at minimum on an annual basis and more frequently if our business necessitates a more timely review. The Company has determined that The Company has VSOE on our SaaS offerings, certain application development services, managed hosting services, and PCS because we have evidence of these elements sold on a stand-alone basis.

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

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

When subscription arrangements are sold with application development services, the Company uses its judgment as to whether the application development services qualify as a separate unit of accounting. When subscription service arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration in multiple-deliverable arrangements at the inception of an arrangement to all deliverables based on the relative selling price model in accordance with the selling price hierarchy, which includes: (i) VSOE when available; (ii) TPE if VSOE is not available; and (iii) ESP if neither VSOE or TPE is available. For those subscription arrangements sold with multiple elements whereby the application development services do not qualify as a separate unit of accounting, the application services revenue is recognized ratably over the subscription period.  Subscriptions also include a PCS component, and the Company has determined that the two elements cannot be separated and must be recognized as one unit over the applicable service period.  Set up fees paid by customers in connection with subscription arrangements are deferred and recognized ratably over the longer of the life of the hosting period or the expected lives of customer relationships, which generally range from two to three years.  The Company continues to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals and our newer product offerings.

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

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements.  The Company capitalized $557 thousand and $59 thousand of costs in fiscal 2012 and fiscal 2011, respectively.

Intangible Assets

All intangible assets have finite lives and are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method as follows:

Description	Estimated Useful Life (years)
Developed and core technology		3
Non-compete agreements	3	-	6
Customer relationships	5	-	6
Trademarks and trade names		10

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

Goodwill

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired.  In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. We assess goodwill at the consolidated level as one reporting unit. If this is the case, then performing the quantitative two-step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two-step impairment test. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the company, and trends in the market price of our common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

For fiscal 2012 we performed the annual assessment of our goodwill during the fourth quarter of 2012, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) our stock price more than doubled to $1.20 as of September 30, 2012. (ii) our strategic alliance with UPS Logistics and the successful launch of iAPPS ds with our first iAPPS ds customer, a franchisor with over 4,000 locations,  has improved predictability of our forecasts and (iii) inputs from recent transactions within the technology sector, such as revenue multiples used to value transactions, have either remained steady or improved since the fiscal 2011 assessment

In fiscal 2011, though the Company’s stock price declined from $1.22 at September 30, 2010 (the date of the fiscal 2011 annual test) to $0.53 at September 30, 2012, the Company did not consider the decline in stock price a triggering event because:

•
The Company’s performance since the last annual test has not deteriorated as both revenue and gross profit have increased and loss from operations was greater compared to fiscal 2010 due the Company’s decision to invest in its iAPPS platform.

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

 In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. During fiscal 2012, the Company impaired $281 thousand for an related to an asset assumed from our fiscal 2010 acquisition of e.Magination and its wholly-owned subsidiary eMagination IG, LLC (now Bridgeline Intelligence Group, Inc (See note 6)

Deferred Revenue

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

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment it operates or the reporting currency of the Company, the U.S. dollar.  The Company has determined that the functional currency of its Indian subsidiary is the Rupee.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recorded as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net losses for fiscal 2012 and 2011 were not material.

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

Valuation of Stock Options and Warrants Issued to Non-Employees

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

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $836 thousand and $563 thousand for fiscal 2012 and 2011, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Employee Benefits

The Company sponsors a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2012 or fiscal 2011.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities . This amendment requires disclosing and reconciling gross and net amounts for financial instruments that are offset in the balance sheet, and amounts for financial instruments that are subject to master netting arrangements and other similar clearing and repurchase arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 will not have a material impact on the Company’s disclosures.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company early adopted ASU No. 2012-02 and it did not have a material impact on the Company’s financial position or results of operations.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	September 30,
	2012	2011
Accounts receivable	$3,794	$4,197
Unbilled receivables	381	365
Subtotal	4,175	4,562
Allowance for doubtful accounts	(198)	(288)
Accounts receivable and unbilled receivables, net	$3,977	$4,274

4.   Equipment and Improvements

Equipment and improvements consists of the following:

	September 30,
	2012	2011
Furniture and fixtures	$1,471	$1,052
Purchased software	866	817
Computers and equipment	2,882	2,583
Leasehold improvements	1,791	622
Total cost	7,010	5,074
Less accumulated depreciation	(4,275)	(3,295)
Equipment and improvements, net	$2,735	$1,779

Included above are assets acquired under capitalized leases of $1.2 million and $1.0 million at September 30, 2012 and 2011, respectively, with accumulated depreciation of $795 thousand and $520 thousand, respectively.

5. Acquisitions

Marketnet, Inc.

On May 31, 2012, the Company completed the acquisition of Marketnet, Inc. (“Marketnet”), an interactive technology company based in Dallas, Texas. Bridgeline acquired all of the outstanding capital stock of Marketnet for consideration consisting of (i) $20 thousand in cash and (ii) assumption of debt of $244 thousand and (ii) contingent consideration of up to $650 thousand in cash and 204,331 shares of Bridgeline Digital common stock. The cash consideration was further reduced by $142 thousand due to the Seller’s inability to meet an agreed upon target for working capital. This contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. Marketnet is also eligible to earn additional bonus equity consideration of 200,000 shares, if annual net revenues of the acquired business exceed a certain threshold in any fiscal year through September 30, 2015. The Company is required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, the Company estimated and accrued $607 thousand of the contingent cash consideration to be achieved and $262 thousand of the contingent stock consideration (valued at $1.38 per share) to be achieved. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets. Marketnet’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date.

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

The estimated fair value of net assets acquired from the acquisitions of Marketnet and Magnetic are summarized as follows:

Amount
Net assets acquired:
Cash	$35
Accounts Receivable, net	363
Other Assets	265
Fixed Assets	91
Intangible Assets	1,030
Goodwill	1,175
Total Assets	2,959
Current Liabilities	1,199
Liabilities, net of current	73
Total liabilities assumed	1,272
Net assets acquired:	$1,687

Purchase Price:
Cash Paid	$70
Contingent earnouts - payable in cash	1,206
Contingent earnouts - payable in common stock	411
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

Contingent earnout liabilities for acquisitions completed after January 1, 2009 were recorded at fair value based on valuation models that utilize relevant factors such as estimated probabilities of the acquisitions achieving the performance targets throughout the earnout period. The following table summarizes the changes in earnout liabilities for the fiscal year ended September 30, 2012:

Balance at September 30, 2011	$1,067
Contingent earnout liability accruals	1,458
Contingent earnout liability payments	(437)
Contingent earnout liability valuation adjustment	(723)
Balance at September 30, 2012	$1,365

The following unaudited pro forma financial information reflects the combined results of operations for Bridgeline for the fiscal years ended September 30, 2012 and 2011.  This information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the period, and is not necessarily indicative of the results which may be obtained in the future (in thousands, except per share data):

	Year Ended September 30,
	2012	2011
Total revenue	$28,019	$31,268
Net loss	(1,020)	(678)
Net loss per share
Basic and diluted	$(0.08)	$(0.06)
Number of weighted average shares
Basic and diluted	13,135,178	12,311,433

6.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	September 30, 2012
	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-	$-
Customer related	4,187	(2,654)	(281)	1,252
Non-compete agreements	877	(602)	-	275
Acquired software	362	(362)	-	-
Total intangible assets	$5,452	$(3,644)	$(281)	$1,527

	September 30, 2011
	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-	$-
Customer related	3,397	(2,032)	-	1,365
Non-compete agreements	637	(475)	-	162
Acquired software	362	(362)	-	-
Total intangible assets	$4,422	$(2,895)	$-	$1,527

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Total amortization expense related to intangible assets for the years ended September 30, 2012 and 2011 is reflected in the Company’s Consolidated Statements of Operations as follows:

	September 30,
	2012	2011

Cost of revenue	$-	$29
Operating expense (a)	1,030	736
Total	$1,030	$765

(a)   Included in operating expense for fiscal 2012 was a charge to operations of $281 thousand for an impairment charge related to an asset assumed from our fiscal 2010 acquisition of e.Magination and its wholly-owned subsidiary e.Magination IG, LLC (now Bridgeline Intelligence Group, Inc). In the first quarter of fiscal 2012, the Company stopped servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC. It was therefore determined that a portion of the customer list was impaired.

The estimated amortization expense for fiscal years 2013, 2014, 2015, 2016 and thereafter is, in thousands: $494, $376, $317, $193 and $147, respectively.

7 .   Goodwill

Changes in the carrying amount of goodwill follows:

	September 30,
	2012	2011

Balance at beginning of period	$20,122	$20,036
Acquisitions	1,175	-
Contingent acquisition payments	248	3
Purchase price allocation adjustments	-	83
Balance at end of period	$21,545	$20,122

8.   Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,
	2012	2011
Compensation and benefits	$671	$386
Subcontractors	49	92
Professional fees	252	231
Deferred rent	205	141
Lease abandonment	45	80
Other	84	151
Total	$1,306	$1,081

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Deferred Rent

In connection with new leases entered into in fiscal 2012 for the Company’s headquarters in Burlington, Massachusetts and a new location in New York, the Company made investments in leasehold improvements at these locations of approximately $1.3 million, of which the respective landlords funded approximately $857 thousand. The improvements funded by the landlords are treated as lease incentives.  Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Consolidated Balance Sheet. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases. As of September 30, 2012,  $121 thousand was reflected in Accrued Liabilities and $640 thousand is reflected in Other Long Term Liabilities on the Consolidated Balance Sheet as deferred rent liabilities.  The capitalized leasehold improvements are being amortized over the initial lives of each lease.

9.   Debt

Debt consists of the following:

	September 30,
	2012	2011
Line of credit borrowings	$2,382	$2,392
Bank term loan	1,692	2,000
Subordinated promissory notes	338	375
Total debt	$4,412	$4,767
Less current portion	$1,424	$1,750
Long term debt, net of current portion	$2,988	$3,017

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

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Amendment:  (i) extended the maturity date of the line of credit for one year to March 31, 2013; (ii) revised certain financial covenants; and (iii) amended the out of formula borrowings to be structured as a $2 million term loan and interest on the term loan will be at SVB’s prime rate plus 1.75%.  Interest on the term loan was paid until April 1, 2012 and on and after April 2, 2012, principal and interest on the term loan was being paid over 36 months ending on April 1, 2015. In May 2012, we amended our loan agreement (the “2012 Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2014.  The 2012 Amendment also revised a financial covenant, increasing our minimum liquidity requirement. Minimum liquidity is defined as funds held with SVB plus borrowing availability on our line of credit.

At September 30, 2012, the Company had an outstanding balance under the credit line of $2.4 million and $1.7 million outstanding on the term loan, of which $0.8 million was repaid in October 2012.

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

As of September 30, 2012, the Company had the following minimum debt obligation payments remaining:

Amount
Year Ending September 30,
2013	$1,424
2014	2,875
2015	113
2016	-
2017	-
Total	$4,412
Less interest at a weighted average of 1.00%	10
Total debt obligations	$4,402

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Capital Lease Obligation

	September 30,
	2012	2011
Capital lease obligations	$357	$431
Less: Current portion	(230)	(216)
Capital lease obligations	$127	$215

As of September 30, 2012, the Company’s future minimum lease payments due under capitalized lease obligations due in fiscal 2013, 2014, and 2015 consist of $248 thousand, $99 thousand and $10 thousand, respectively.

10.   Commitments and Contingencies

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business.  As of September 30, 2012, Bridgeline was not engaged with any material legal proceedings, except as described below.

Bridgeline Digital, Inc vs. e.Magination network, LLC and its principal owner, Daniel Roche.

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline seeks damages for accounts receivable allegedly collected by Mr. Roche and e.Magination and used to pay obligations of e.Magination and Mr. Roche (accounts receivable contractually belonging to Bridgeline).  e.Magination and Mr. Roche have asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline has breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline. In November 2012 we agreed to enter into mediation with Mr. Roche. As of the date of this filing there has been no progress in the mediation..

Ingeniador, LLC vs. Interwoven, Inc., Bridgeline Digital, Inc., et al

On April 26, 2012, the Company was informed that on such date the United States District Court for the District of Puerto Rico entered a default judgment against the Company as part of a patent infringement lawsuit brought by Ingeniador, LLC against 16 companies, including Bridgeline. On June 15, 2012 the court granted our request to have the default judgment set aside and dismissed the case. On October 10, 2012 the Company entered into a Covenant Not to Sue Agreement (the “CNTS”) with Ingeniador, LLC, for no monetary consideration, whereby both the Company and Ingeniador, LLC agreed to avoid seeking any further legal disputes and mutually release and dismiss all pending claims as long as the Company does not encourage and/or participate in a challenge to the validity or enforceability of Ingeniador’s patent unless required by law. In addition, both the Company and Ingeniador attested that the CNTS itself does not represent any admission or acknowledgement of any kind in relation to the validity of Ingeniador’s claim of patent infringement.

Operating Lease Commitments

We lease our facilities in the United States and India.  During the quarter ended December 31, 2011, the Company signed a new office lease for its Burlington, MA corporate office location.  The lease term expires in January 2019, with future minimum lease payments totaling $1.8 million.

Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2012 were as follows:

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Amount
Year Ending September 30,
2013	$1,416
2014	1,172
2015	1,015
2016	836
2017 and thereafter	1,441
Total	$5,880

Rent expense for fiscal 2012 and 2011 was approximately $1.4 million for each fiscal year, exclusive of sublease income of $22 thousand and $36 thousand for fiscal 2012 and 2011, respectively.

Lease Restructuring

During the three months ended September 30, 2011, the Company exited its leased office space in Arlington, Virginia, and consolidated the Arlington operations with its Baltimore, Maryland office. As a result, the Company recorded a charge of $115 thousand which is reflected in General and administrative expense on its Consolidated Statements of Operations. This charge consists of contractual rental commitments and related costs, offset by sub-lease income. The term of the restructured lease ends in May 2014. Cash outlay over the next 12 months is expected to be $45 thousand.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2012.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2012 and 2011, respectively, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

11.   Shareholder’s Equity

On May 31, 2012, the Company sold 2,173,913 shares of common stock at $1.15 per share for gross proceeds of $2.5 million in a private placement. Net proceeds to the Company after offering expenses were approximately $2.3 million. In addition, the Company issued the placement agent and its affiliates five year warrants to purchase an aggregate of 217,913 shares of Bridgeline’s common stock at a price equal to $1.40 per share.  There are no plans to register the common stock issued in this offering, however in the event the Company does register other Common stock, the Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

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

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. At September 30, 2012, the Company maintained one stock option plan and one employee stock purchase plan.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Amended and Restated Stock Incentive Plan

Effective March 2011, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 3.3 million shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company.   Options granted under the Plan may be granted with contractual lives of up to ten years. There were 2,989,620 options outstanding reserved under the Plan as of September 30, 2012 and 310,380 shares available for future issuance.

2001 Lead Dog Stock Option Plan

In connection with the Company’s merger with Lead Dog in February 2002, the Company assumed Lead Dog’s 2001 Stock Option Plan (the “Lead Dog Plan”). Options under the Lead Dog Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the shares on the date of grant. There were 7,419 options reserved for issuance under the Lead Dog Plan as of February 2012.  The Lead Dog Plan expired in February 2012.

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”).  Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 300,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 150,000 shares.  The first purchase period is June 2012 through November 2012.

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

As of September 30, 2012: (i) placement agent warrants to purchase 64,000 shares and 217,931 at an exercise price of $1.45 and $1.40 respectively are outstanding; and (ii) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

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

Subsequent to the adoption of AC 815-40-15, the common stock warrants are carried at fair value at each reporting date, with changes in their fair value recorded in other income (expense) in the consolidated statements of operation. The Company estimates the fair value of common stock warrants issued to non-employees using a binomial options pricing model. As of September 30, 2012, the change in fair value of the common stock warrants was immaterial for all interim periods since the date of adoption and no adjustment to income(loss) was recorded in the consolidated statements of operations for the year ended September 30, 2012.

Stock Option and Warrant Activity and Outstanding Shares

A summary of combined option and warrant activity follows:

	Stock Options		Stock Warrants
	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding, September 30, 2010	2,345,705	$1.01	302,000	$5.58
Granted	692,000	$1.20	114,000	$1.47
Exercised	(117,999)	$1.03	—	—
Forfeited or expired	(639,502)	$1.24	(209,000)	$4.71
Outstanding, September 30, 2011	2,280,204	$1.00	207,000	$4.13
Granted	2,094,667	$0.80	217,931	$1.40
Exercised	(157,921)	$0.84	—	—
Forfeited or expired	(1,227,330)	$1.00	(93,000)	$7.39
Outstanding, September 30, 2012	2,989,620	$0.86	331,931	$1.42

There were 157,921 options exercised during the year ended September 30, 2012, with an intrinsic value of $42 thousand. There were 117,999 options exercised during the year ended September 30, 2011, with an intrinsic value of $33 thousand.   There were 1,028,293 options vested and exercisable as of September 30, 2012 with an intrinsic value of $290 thousand. The intrinsic value was calculated based on the gross difference between the Company’s closing stock price on the last day of trading of fiscal 2012 and the exercise prices for all in-the money options vested and exercisable, excluding tax effects.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

A summary of the status of nonvested shares is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2011	1,229,261	$1.05
Granted	2,094,667	0.80
Vested	(419,264)	0.94
Forfeited	(943,607)	0.99
Nonvested at September 30, 2012	1,961,057	$0.83

Price ranges of outstanding and exercisable options as of September 30, 2012 are summarized below:

Outstanding Options						Exercisable Options
Exercise Price			Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.01	to	$0.75	1,359,667	9.04	$0.65	44,000	$0.68
$0.76	to	$1.00	1,053,703	6.67	0.89	853,703	0.90
$1.01	to	$1.10	79,000	7.80	1.08	47,004	1.07
$1.11	to	$3.00	497,250	9.00	1.35	83,856	1.20
			2,989,620	8.17	$0.86	1,028,563	$0.92

Compensation Expense

The Company estimates the fair value of stock options using the Black-Scholes-Merton option valuation model (the “Model”). The assumptions used to calculate compensation expense is as follows:

	Year Ended September 30,
	2012			2011
Expected option life in years		6.0			6.5
Expected volatility		65.00%			56.00%
Expected dividend rate		0.00%			0.00%
Risk free interest rate		1.13			1.86
Option exercise prices	$0.59	to	$1.48	$1.00	to	$1.58
Weighted average fair value of options granted during the year		$0.51			$0.67

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Compensation expense is generally recognized on a graded straight-line basis over the vesting period of grants. During the years ended September 30, 2012 and 2011, the Company recognized $386 thousand and $356 thousand, respectively, as compensation expense related to share based payments.  As of September 30, 2012, the Company had approximately $392 thousand of unrecognized compensation costs related to unvested options which the Company expects to recognize through fiscal 2015.

12.   Income Taxes

The provisions of ASC 740-10 “Accounting for Uncertain Income Tax Positions”, requires that the impact of tax positions be recognized in the financial statements if they are more  likely than not of being sustained upon examination, based on the technical merits of the position. There was no impact to the Company as a result of adopting ASC 740-10 as the Company’s management has determined that the Company has no uncertain tax positions requiring recognition under ASC 740-10 as of September 30, 2012 and 2011.

The Company’s income tax provision was computed based on the federal statutory rate and average state statutory rates, net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources, all domestic, and tax effects of the differences are as follows:

	Year Ended September 30,
	2012	2011
Income tax benefit at the federal statutory rate of 34%	$(356)	$(239)
Permanent differences, net	204	341
State income tax expense (benefit)	(51)	(34)
Change in valuation allowance attributable to operations	227	(54)
Foreign Taxes	46	-
Other	(2)	10
Total	$68	$24

As of September 30, 2012, the Company has a federal net operating loss (NOL) carryforward of approximately $6 million that expires on various dates through 2032. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company’s NOL carryforwards.

The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax asset at September 30, 2012 and 2011. For the year ended September 30, 2012 the valuation allowance for deferred tax assets increased $1,205 which was mainly due to the increase in the net operating loss.  For the year ended September 30, 2011, the valuation allowance for deferred tax assets increased $227 thousand which was mainly due to the decreases in certain allowances, intangibles and reserves.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (IRS) or any states in connection with income taxes. The tax periods from 2009 – 2012 generally remain open to examination by the IRS and state authorities.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2012	2011
Deferred tax assets:
Current:
Bad debt reserve	$76	$112
Deferred revenue	332	454
Long-term
AMT carryforward	9	15
Net operating loss carryforwards	2,618	1,741
Intangibles	104	-
Total deferred tax assets	3,139	2,322
Deferred tax liabilities:
Long-term:
Intangibles	-	(396)
Depreciation	(259)	(251)
Total deferred tax liabilities	(259)	(647)
Total deferred tax assets, net, before valuation allowance	2,880	1,675
Valuation allowance	(2,880)	(1,675)
Net deferred tax assets	$-	$-

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $492 thousand and $474 thousand at September 30, 2012 and 2011, respectively. These earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends of otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the applicable foreign tax authority. Determination of the amount of unrecognized deferred US income tax liability is not material and the detailed calculations have not been performed. As of September 30, 2012, there would be minimal withholding taxes upon remittance of all previously unremitted earnings.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

13.   Earnings per Share

Options to purchase shares of the Company’s common stock of 375,085 for fiscal 2012 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were contingent shares issuable in connection with the e.Magination , Magnetic and Marketnet acquisitions.  Options to purchase shares of the Company’s common stock of 390,791 for fiscal 2011 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were contingent shares issuable in connection with the e.Magination acquisition.

Basic and diluted net loss per share are calculated as follows:

	Year Ended September 30,
	2012	2011
Net loss	$(946)	$(782)
Basic net loss per share:
Weighted average common shares outstanding	13,084,095	12,187,767
Basic net loss per share	$(0.07)	$(0.06)
Diluted net loss per share:
Weighted average common shares outstanding	13,084,095	12,187,767
Weighted average dilutive common share equivalents	-	-
Total weighted average common shares outstanding and dilutive common equivalents	13,084,095	12,187,767
Diluted net loss per share	$(0.07)	$(0.06)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the  Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2012, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that as of September 30, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B:   Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Thomas Massie	51	Chairman, Chief Executive Officer and President

John Cavalier	73	Director(2)(3)(4)

Kenneth Galaznik	61	Director (1)(4)

Robert Hegarty	49	Director(2)(3)(4)

Joni Kahn	57	Director (1)(2)(4)

Scott Landers	42	Director(1)(3)(4)

Brett Zucker	40	Executive Vice President and Chief Technical Officer

Michael Prinn	39	Executive Vice President of Finance and Chief Financial Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2012 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)

Equity compensation plans approved by security holders (1)	2,989,620	$0.86	610,380

Equity compensation plans not approved by security holders (2)	331,931	$1.42	-

Total	3,321,551	$0.92	610,380

(1)	On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan for a total of 300,000 shares which are included in column (c).

(2)	At September 30, 2012, there were 331,931 total Warrants outstanding. A total of 93,000 warrants were exercised or expired in fiscal 2012.

In fiscal 2006, the Company issued 280,000 warrants to note holders of Senior Secured Notes issued in a private placement (which have been repaid) (the “Debt Warrants”) and issued 112,000 warrants to the underwriters of the debt offering (the “Underwriter’s Debt Warrants”).  The Debt Warrants were exercisable to purchase shares of the Company’s common stock at an exercise price of $0.001 per share any time within five years from the date of grant. After adjustments for anti-dilution provisions, the Underwriter’s Debt Warrants were exercisable to purchase shares of the Company’s common stock at an exercise price of $4.93 per share any time within five years from the date of grant. As of September 30, 2012, all Debt Warrants had been either exercised or expired.

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

In fiscal 2012, the Company issued four year warrants to the placement agent in the Company’s private placement.  The warrants are exercisable to purchase 21.931 shares of the Company’s common stock at $1.40 per share.

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

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

  –  Reports of Independent Registered Public Accounting Firm
  –  Consolidated Balance Sheets as of September 30, 2012 and 2011
  –  Consolidated Statements of Operations for the years ending September 30, 2012 and 2011
  –  Consolidated Statements of Shareholders’ Equity for the years ending September 30, 2012 and 2011
  –  Consolidated Statements of Cash Flows for the years ending September 30, 2012 and 2011
  –  Notes to Consolidated Financial Statements

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
2.1
Asset Purchase Agreement, dated as of May 11, 2010, by and between Bridgeline Digital, Inc. and TMX Interactive, Inc. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

2.2
Subordinated Promissory Note dated May 11, 2010, issued by Bridgeline Digital, Inc. (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

2.3
Asset Purchase Agreement, dated as of July 9, 2010, by and between Bridgeline Digital, Inc. and e.magination network, LLC. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 15, 2010)

2.4
Agreement and Plan of Merger, dated as of October 3, 2011, by and among Bridgeline Digital, Inc., Magnetic Corporation and Jennifer Bakunas (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 6, 2011)

2.5
Agreement and Plan of Merger, dated as of May 31, 2012, by and among Bridgeline Digital, Inc., Marketnet, Inc. and Jill Bach (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 5, 2012)

3.1(i)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 19, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2010)
3.1 (ii)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 27, 2011)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-B2, File No. 333-139298)
10.1*	Employment Agreement with Thomas Massie, dated October 1, 2001 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-B2, File No. 333-139298)
10.2*	Employment Agreement with Brett Zucker, dated January 1, 2006 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-B2, File No. 333-139298)
10.3*	Employment Agreement with Michael D. Prinn, dated January 19, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 21, 2011)
10.4
Form of Warrant to Purchase Common Stock of Bridgeline Digital, Inc., issued to the underwriters (incorporated by reference to Exhibit 10.65 to our Registration Statement on Form S-B2, File No. 333-139298)

10.5	Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Appendix B to our Revised Definitive Proxy Statement filed on February 28, 2012)*
10.6	Lead Dog Digital, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-B2, File No. 333-139298)*
10.7	Employee Stock Purchase Plan (incorporated by reference to Appendix C to our Revised Definitive Proxy Statement filed on February 28, 2011)*
10.8
Amended and Restated Loan Agreement dated March 31, 2010, between Bridgeline Digital, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2010)

10.9
Amended and Restated Intellectual Property Security Agreement dated March 31, 2010, between Bridgeline Digital, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 5, 2010)

10.10
Fourth Loan Modification Agreement dated May 6, 2011, between Bridgeline Digital, Inc., e.MAGINATION IG, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 11, 2011)

10.11
Sixth Loan Modification Agreement dated May 11, 2012 between Bridgeline Digital, Inc., Bridgeline Intelligence Group, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 14, 2012)

10.12
Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2010)

10.13	Form of Common Stock Purchase Warrant issued to Placement Agent, Dated October 29, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 4, 2010)
10.14
Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated May 31, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2012)

10.15	Form of Common Stock Purchase Warrant issued to Placement Agent, dated May 31, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2012)
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Management compensatory plan

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

December 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Massie	Chief Executive Officer and Director	December 5, 2012
Thomas Massie	(Principal Executive Officer)

/s/ Michael Prinn	Chief Financial Officer	December 5, 2012
Michael Prinn	(Principal Financial Officer)

/s/ John Cavalier	Director	December 5, 2012
John Cavalier

/s/Joni Kahn	Director	December 5, 2012
Joni Kahn

/s/ Kenneth Galaznik	Director	December 5, 2012
Kenneth Galaznik

/s/ Robert Hegarty	Director	December 5, 2012
Robert Hegarty

/s/ Scott Landers	Director	December 5, 2012
Scott Landers

Index of Exhibits

Exhibit No.	Description of Document
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.