Form 10-Q
period 2012-12-31
Bridgeline Digital, Inc.
filed 2013-02-14
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒

The number of shares of Common Stock par value $0.001 per share, outstanding as of February 11, 2013 was 15,332,768

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2012

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2012

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION
Item 1.       Financial Statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share and per share data)
(Unaudited)

ASSETS	December 31,	September 30,
	2012	2012
Current assets:
Cash and cash equivalents	$2,395	$2,126
Accounts receivable and unbilled receivables, net	4,488	3,977
Prepaid expenses and other current assets	677	648
Total current assets	7,560	6,751
Equipment and improvements, net	2,673	2,735
Intangible assets, net	1,375	1,527
Goodwill	21,724	21,545
Other assets	1,395	1,132
Total assets	$34,727	$33,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$988	$1,132
Accrued liabilities	903	1,306
Accrued earnouts, current	354	375
Debt, current	1,383	1,424
Capital lease obligations, current	262	230
Deferred revenue	2,852	1,144
Total current liabilities	6,742	5,611

Accrued earnouts, net of current portion	990	990
Debt, net of current portion	3,271	2,988
Capital lease obligations, net of current portion	126	127
Other long term liabilities	991	1,004
Total liabilities	$12,120	$10,720

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock -$0.001 par value; 20,000,000 shares authorized; 15,332,768 and 15,203,538 shares issued and outstanding, respectively	15	15
Additional paid-in capital	41,087	40,847
Accumulated deficit	(18,358)	(17,716)
Accumulated other comprehensive loss	(137)	(176)
Total stockholders’ equity	22,607	22,970
Total liabilities and stockholders’ equity	$34,727	$33,690

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Revenue:
Web application development services	$4,850	$5,308
Managed service hosting	556	616
Subscription and perpetual licenses	787	593
Total revenue	6,193	6,517
Cost of revenue:
Web application development services	2,754	2,855
Managed service hosting	72	106
Subscription and perpetual licenses	168	120
Total cost of revenue	2,994	3,081
Gross profit	3,199	3,436
Operating expenses:
Sales and marketing	1,834	1,715
General and administrative	1,354	1,000
Research and development	132	403
Depreciation and amortization	424	415
Impairment of intangible asset	-	281
Total operating expenses	3,744	3,814
Loss from operations	(545)	(378)
Interest income (expense), net	(76)	(64)
Loss before income taxes	(621)	(442)
Provision for income taxes	21	21
Net loss	$(642)	$(463)

Net loss per share:
Basic and diluted	$(0.04)	$(0.04)
Number of weighted average shares:
Basic and diluted	14,782,615	12,319,643

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Net Loss	$(642)	$(463)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	39	(6)
Other comprehensive income (loss):	39	(6)
Comprehensive loss	$(603)	$(469)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(642)	$(463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	156	195
Impairment of intangible asset	-	281
Depreciation	268	220
Other amortization	44	50
Stock-based compensation	127	60
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	(511)	281
Prepaid expenses and other assets	(37)	(199)
Accounts payable and accrued liabilities	(694)	(674)
Deferred revenue	1,689	210
Other liabilities	(14)	134
Total adjustments	1,028	558
Net cash provided by operating activities	386	95
Cash flows from investing activities:
Equipment and improvements	(62)	(523)
Acquisitions, net of cash acquired	-	(134)
Software development capitalization costs	(272)	-
Contingent acquisition payments	(104)	(83)
Net cash used in investing activities	(438)	(740)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	67	-
Proceeds from employee stock purchase plan	46	-
Borrowings from bank term loan	-	1,500
Borrowings from bank line of credit	500	375
Payments on bank term loan	(91)	-
Payments on bank line of credit	(110)	(1,835)
Payments on acquired debt	-	(120)
Payments on subordinated promissory notes	(56)	(42)
Principal payments on capital leases	(74)	(71)
Net cash provided by/(used in) financing activities	282	(193)
Effect of exchange rate changes on cash and cash equivalents	39	(6)
Net increase/(decrease) in cash and cash equivalents	269	(844)
Cash and cash equivalents at beginning of period	2,126	2,528
Cash and cash equivalents at end of period	$2,395	$1,684
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$54	$60
Income taxes	$13	$1
Non cash activities:
Equipment purchased under capital leases	$85	$76
Equipment and other assets included in accounts payable	$46	$166
Accrued contingent consideration (earnouts)	$83	$600
Common stock issued in connection with acquisition	$-	$150

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of December 31, 2012, the Condensed Consolidated Statements of Operations for the three ended December 31, 2012 and 2011, respectively, and the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011, respectively, are unaudited. The unaudited interim condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2012. These condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at December 31, 2012 and its results of operations for the three months ended December 31, 2012 and 2011, respectively, and its cash flows for the three months ended December 31, 2012 and 2011, respectively. The results for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the year ending September 30, 2013. The accompanying September 30, 2012 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Recent Accounting Pronouncements

In June 2011, the Financil Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as a part of the statement of stockholders’ equity and requires other comprehensive income to be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of operations. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and must be retrospectively applied to all reporting periods presented. The Company adopted ASU 2011-05 on October 1, 2012. The adoption of ASU 2011-05 will not have an impact on the Company’s financial condition, results of operations or cash flows.

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	December 31, 2012	September 30, 2012
Accounts receivable	$4,074	$3,794
Unbilled receivables	508	381
Subtotal	4,582	4,175
Allowance for doubtful accounts	(94)	(198)
Accounts receivable and unbilled receivables, net	$4,488	$3,977

4.   Acquisitions

MarketNet, Inc.

On May 31, 2012, the Company completed the acquisition of MarketNet, Inc. (“MarketNet”), an interactive technology company that provides web application development based in Dallas, Texas. The Company acquired all of the outstanding capital stock of MarketNet for consideration consisting of (i) $20 thousand in cash, (ii) assumption of debt of $244 thousand and (ii) contingent consideration of up to $650 thousand in cash and 204,331 shares of Bridgeline Digital common stock, valued at $250 thousand ($1.22 per share). The cash consideration was reduced by $58 thousand due to the Seller’s inability to meet an agreed upon target for working capital at the time of acquisition. This contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. MarketNet is also eligible to earn additional bonus equity consideration of 200,000 shares, if annual net revenues of the acquired business exceed a certain threshold in any fiscal year through September 30, 2015. The Company is required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, the Company estimated and accrued $607 thousand of the contingent cash consideration to be achieved and $262 thousand of the contingent stock consideration to be achieved. MarketNet achieved its quarterly revenue and operating income targets for all periods since the acquisition date.The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.   MarketNet’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Magnetic Corporation

On October 3, 2011, the Company completed the acquisition of Magnetic Corporation (“Magnetic”), a web technology company based in Tampa, Florida. Bridgeline acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150 thousand in cash and (ii) contingent consideration of up to $600 thousand in cash and 166,666 shares of Bridgeline Digital common stock, valued at $150 thousand ($0.90 per share). The cash consideration was reduced by $100 thousand due to the Seller’s inability to meet an agreed upon target for working capital at the time of acquisition. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. The Company is required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, the Company estimated and accrued $600 thousand of the contingent cash consideration to be achieved and $150 thousand of the contingent stock consideration to be achieved. Magnetic achieved its quarterly revenue and operating income targets for all periods since the acquisition date.. Magnetic’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date, which corresponds to the Company’s commencement of fiscal 2012.

The estimated fair value of net assets acquired from the MarketNet and Magnetic acquisitions are summarized as follows:

Net assets acquired:	Amount
Cash	$35
Accounts Receivable, net	327
Other Assets	181
Fixed Assets	91
Intangible Assets	1,030
Goodwill	1,311
Total Assets	2,975
Current Liabilities	1,215
Liabilities, net of current	73
Total liabilities assumed	1,288
Net assets acquired:	$1,687

Purchase Price:
Cash Paid	$70
Contingent earnouts - payable in cash	1,206
Contingent earnouts - payable in common stock	411
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

The goodwill recorded as a result of the Magnetic and MarketNet acquisitions is nondeductible for tax purposes.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following unaudited pro forma financial information reflects the combined results of operations for Bridgeline for the three months ended December 31, 2011, including certain adjustments, as if the acquisition of MarketNet had occurred on October 1, 2011.  This information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the period, and is not necessarily indicative of the results which may be obtained in the future (in thousands, except per share data):

Three Months Ended December 31, 2011

Total revenue	$7,170
Net loss	$(532)
Net loss per share:
Basic and diluted	$(0.04)
Number of weighted average shares:
Basic and diluted	12,336,671

Contingent earnout liabilities for acquisitions completed after September 30, 2009 were recorded at fair value based on valuation models that utilize relevant factors such as estimated probabilities of the acquisitions achieving the performance targets throughout the earnout period. The following table summarizes the changes in earnout liabilities for the three months ended December 31, 2012:

Balance at September 30, 2012	$1,365
Contingent earnout liability accruals	83
Contingent earnout liability payments	(104)
Balance at December 31, 2012	$1,344

5.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	As of December 31, 2012
	Gross	Accumulated		Net
	Amount	Amortization	Impairment	Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-	$-
Customer related	4,191	(2,780)	(281)	1,130
Non-compete agreements	877	(632)	-	245
Acquired software	362	(362)	-	-
Total intangible assets	$5,456	$(3,800)	$(281)	$1,375

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	As of September 30, 2012
	Gross	Accumulated		Net
	Amount	Amortization	Impairment	Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-	$-
Customer related	4,187	(2,654)	(281)	1,252
Non-compete agreements	877	(602)	-	275
Acquired software	362	(362)	-	-
Total intangible assets	$5,452	$(3,644)	$(281)	$1,527

Total amortization expense related to intangible assets for the three months ended December 31, 2012 and 2011 was $156 thousand and $195 thousand, respectively, and are reflected in operating expenses on the Condensed Consolidated Statements of Operations.

6.  Goodwill

Changes in the carrying amount of goodwill follows:

	As of	As of
	December 31, 2012	September 30, 2012
Balance at beginning of period	$21,545	$20,122
Acquisitions	96	1,175
Contingent acquisition payments	83	248
Balance at end of period	$21,724	$21,545

7.   Debt

Bank Term Loan

In March 2010, the Company entered into an Amended and Restated Loan and Security Agreement SVB (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement has a two year term which expires on March 31, 2012. In May 2011, the Company amended its loan arrangement (the “Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2013. The Amendment also revised certain financial covenants and amended the out of formula borrowings to be structured as a $2 million term loan and interest on the term loan will be at SVB’s prime rate plus 1.75%.  In May 2012, the Company amended its loan agreement (the “2012 Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2014. The 2012 Amendment also revised certain financial covenants. In February 2013, the Company amended its loan agreement (the “2013 Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2015. The 2013 Amendment also revised certain financial covenants, including the covenants for the three months ended December 31, 2012. The Company would not have been in compliance with one of its prior financial covenants for the three months ended December 31, 2012 if the amendment was not completed.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Debt consists of the following:

	As of	As of
	December 31, 2012	September 30, 2012
Line of credit borrowings	$2,771	$2,382
Bank term loan	1,601	1,692
Subordinated promissory notes	282	338
Total debt	$4,654	$4,412
Less current portion	$1,383	$1,424
Long term debt, net of current portion	$3,271	$2,988

 8.   Other Long Term Liabilities

Deferred Rent

In connection with new leases for the Company’s headquarters in Burlington, Massachusetts and a new location in New York, the Company made investments in leasehold improvements at these locations of approximately $1.4 million, of which the respective landlords funded approximately $857 thousand.  The capitalized leasehold improvements are being amortized over the initial lives of each lease. The improvements funded by the landlords are treated as lease incentives.  Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Condensed Consolidated Balance Sheet. As of December 31, 2012, $121 thousand was reflected in Accrued Liabilities and $609 thousand is reflected in Other Long Term Liabilities. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases.

9.   Shareholder’s Equity

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

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 204,331 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets.  In addition, MarketNet is also eligible to earn additional bonus equity consideration of 200,000 shares of Bridgeline Digital common stock if a certain annual revenue threshold is met in any fiscal year during the next three years. As of December 31, 2012, the sole stockholder of MarketNet had earned 34,056 shares of common stock.

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 166,666 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of Magnetic. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets.  As of December 31, 2012, the sole stockholder of Magnetic had earned 69,445 shares of common stock.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”).  Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 300,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 150,000 shares.   During the three months ended December 31, 2012, 24,964 shares were purchased by employees.

Common Stock Warrants

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

On October 29, 2010, the Company issued four year warrants to the placement agent in the Company’s private placement.  The warrants are exercisable to purchase 64,000 shares of the Company’s common stock at a price equal to $1.45 per share.   In return for such warrants, the placement agent agreed to cancel 71,231 warrants issued to the placement agent in April 2006 and 57,000 IPO Warrants.  In December 2012 all 64,000 warrants were exercised using a cashless feature where the holders forfeited 41,401 shares in lieu of paying the exercise price.

On May 31, 2012, the Company issued five year warrants to the placement agent in the Company’s private placement.  The warrants are exercisable to purchase 217,931 shares of the Company’s common stock at a price equal to $1.40 per share.

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding, September 30, 2012	2,989,620	$0.86	331,931	$1.42
Granted	265,000	$1.77	-	-
Exercised	(75,367)	$0.90	(22,599)	$1.45
Forfeited or expired	(83,334)	$1.26	(41,401)	$1.45
Outstanding, December 31, 2012	3,095,919	$0.93	267,931	$1.42

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

10.  Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss for three months ended December 31, 2012 (in thousands):

Cumulative Foreign Currency Translation Adjustment

Balance at September 30, 2012	$(176)
Current period other comprehensive income	39
Balance at December 31, 2012	$(137)

11.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended
(in thousands, except per share data)	December 31,
	2012	2011
Net loss	$(642)	$(463)
Weighted average common shares outstanding - basic	14,783	12,320
Effect of dilutive securities (primarily stock options)	-	-
Weighted average common shares outstanding - diluted	14,783	12,320

Net loss per share - basic and diluted	$(0.04)	$(0.04)

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “ treasury stock” method.

For the three months ended December 31, 2011, options to purchase shares of the Company’s common stock of 162,619 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were 589,000 contingent shares to be issued in connection with the prior acquisitions.

For the three months ended December 31, 2012, options to purchase shares of the Company’s common stock of 1,519,978 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also excluded for the three months ended December 31, 2012 were 1,055,496 contingent shares to be issued in connection with prior acquisitions.

12.  Income Taxes

Income tax expense was $21 thousand for the three months ended December 31, 2012 and 2011. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

13.  Related Party Transactions

In 2012 the Company retained the services of one of its outside directors as a management consultant to assist the executive management team. The term of the engagement was one year, expiring in January 2013, at a rate of $4,000 per month. In January 2013 the agreement was extended for another 12 months at the same rate. The consulting arrangement may be terminated by either party with thirty days written notice.

As part of the Magnetic acquisition, the Company entered into an operating lease for the Bridgeline Tampa location with the previous owner of Magnetic who now serves as the Senior Vice President and General Manager of Bridgeline Tampa. The lease term is three years and rent is $85 thousand per year.

14.  Legal Proceedings

Bridgeline Digital, Inc. vs. e.Magination network, LLC and its principal owner, Daniel Roche.

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline seeks damages for accounts receivable allegedly collected by Mr. Roche and e.Magination and used to pay obligations of e.Magination and Mr. Roche (accounts receivable contractually belonging to Bridgeline).  e.Magination and Mr. Roche have asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline has breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline. This lawsuit remains unresolved as of December 31, 2012.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

In fiscal 2012 Bridgeline Digital announced the release of a new poduct, iAPPS distributed subscription (“iAPPS ds”), a platform that empowers large franchise and dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPS ds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. During the fourth quarter of fiscal 2012 Bridgeline Digital signed a multi-year agreement with a national franchise network of over 4,300 locations who can license the iAPPS ds platform.

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

Customer Information

We currently have over 2,000 customers, the majority of which are iAPPS ds customers who pay a monthly subscription fee. For the three months ended December 31, 2012 and 2011 no customer represented 10% or more of total revenue.

Acquisitions

MarketNet, Inc.

On May 31, 2012, we completed the acquisition of MarketNet, Inc. (“MarketNet”), an interactive technology company that provides web application development based in Dallas, Texas. Bridgeline acquired all of the outstanding capital stock of MarketNet for consideration consisting of (i) $20 thousand in cash (ii) assumption of debt of $244 thousand and (ii) contingent consideration of up to $650 thousand in cash and 204,331 shares of Bridgeline Digital common stock, valued at $250 thousand ($1.22 per share). The cash consideration was reduced by $58 thousand due to the Seller’s inability to meet an agreed upon target for working capital at the time of the acquisition. This contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. MarketNet is also eligible to earn additional bonus equity consideration of 200,000 shares, if annual net revenues of the acquired business exceed a certain threshold in any fiscal year through September 30, 2015. We are required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, we estimated and accrued $607 thousand of the contingent cash consideration to be achieved and $262 thousand of the contingent stock consideration to be achieved. MarketNet achieved its quarterly revenue and operating income targets for all periods since the acquisition date. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  MarketNet’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date.

Magnetic Corporation

On October 3, 2011, we completed the acquisition of Magnetic Corporation (“Magnetic”), a web technology company based in Tampa, Florida. Bridgeline acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150 thousand in cash and (ii) contingent consideration of up to $600 thousand in cash and 166,666 shares of Bridgeline Digital common stock, valued at $150 thousand ($0.90 per share). The cash consideration was reduced by $100 thousand due to the Seller’s inability to meet an agreed upon target for working capital at the time of acquisition. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. We are required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, we estimated and accrued $600 thousand of the contingent cash consideration to be achieved and $150 thousand of the contingent stock consideration to be achieved. Magnetic achieved its quarterly revenue and operating income targets for all periods since the acquisition date.. Magnetic’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date, which corresponds to the Company’s commencement of fiscal 2012.

Results of Operations for the Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

Total revenue for the three months ended December 31, 2012 was $6.2 million compared with $6.5 million for the three months ended December 31, 2011.  We had a net loss of ($642) thousand for the three months ended December 31, 2012 compared with net loss of ($463) thousand for the three months ended December 31, 2011.  Net loss per share was ($0.04) for the three months ended December 31, 2012 and 2011

The following table sets forth the percentages of revenue for items included in our unaudited condensed consolidated statement of operations presented in our Quarterly Reports on Form 10-Q for the periods presented.

Revenue:	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	$ Change	% Change
Web application development services
iAPPS application development services	$3,413	$3,015	398	13%
% of total revenue	55%	46%
Other application development services	1,437	2,293	(856)	(37%)
% of total revenue	23%	35%
Subtotal web application development services	4,850	5,308	(458)	(9%)
% of total revenue	78%	81%

Managed service hosting	556	616	(60)	(10%)
% of total revenue	9%	9%
Subscription and perpetual licenses	787	593	194	33%
% of total revenue	13%	9%
Total revenue	6,193	6,517	(324)	(5%)
Cost of revenue:
Web application development services
iAPPS application development costs	1,779	1,447	332	23%
% of iAPPS application development revenue	52%	48%
Other application development costs	975	1,408	(433)	(31%)
% of other application development revenue	68%	61%
Subtotal web application development costs	2,754	2,855	(101)	(4%)
% of web application development services revenue	57%	54%
Managed service hosting	72	106	(34)	(32%)
% of managed service hosting revenue	13%	17%
Subscription and perpetual licenses	168	120	48	40%
% of subscription and perpetual revenue	21%	20%
Total cost of revenue	2,994	3,081	(87)	(3%)
Gross profit	3,199	3,436	(237)	(7%)
Gross profit margin	52%	53%
Operating expenses:
Sales and marketing	1,834	1,715	119	7%
% of total revenue	30%	26%
General and administrative	1,354	1,000	354	35%
% of total revenue	22%	15%
Research and development	132	403	(271)	(67%)
% of total revenue	2%	6%
Depreciation and amortization	424	415	9	2%
% of total revenue	7%	6%
Impairment of intangible asset	-	281	(281)	-
% of total revenue	-	4%
Total operating expenses	3,744	3,814	(70)	-2%

Loss from operations	(545)	(378)	(167)	44%
Interest income (expense) net	(76)	(64)	(12)	19%
Loss before income taxes	(621)	(442)	(179)	40%
Provision for income taxes	21	21	-	0%
Net loss	$(642)	$(463)	$(179)	39%
Adjusted EBITDA	$50	$428	$(378)	(88%)

Revenue

Our revenue is derived from three sources: (i) web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.

Web Application Development Services

Web application development services revenue is comprised of iAPPS development related services and other web development related services generated from non iAPPS related engagements. Revenue from iAPPS application development increased $398 thousand, or 13% to $3.4 million compared to the three months ended December 31, 2011.  Revenue from non-iAPPS application development services decreased $856 thousand, or 37%, compared to the three months ended December 31, 2011. In total, revenue from web application development services decreased $458 thousand, or 9%, to $4.9 million for the three months ended December 31, 2012.   The decrease compared to the prior period is due to a decrease in non-iAPPS application development services as we continue to concentrate on selling higher-margin iAPPS engagements to both new and existing customers and delays to multiple iAPPS projects due to hurricane Sandy.

Web application development services revenue as a percentage of total revenue decreased to 78% from 81% for the three months ended December 31, 2012 compared to the prior period.  The decrease is attributable to the decrease in web application development services revenue discussed above and an increase in iAPPS license related revenue.

Managed Service Hosting

Revenue from managed service hosting decreased $60 thousand, or 10%, to $556 thousand compared to the three months ended December 31, 2011.   The decrease is due to our efforts to engage with customers that are aligned with our core competencies and proactively end our engagements with a number of smaller hosting customers obtained through previous acquisitions. This decrease was partially offset by an increase in iAPPS related hosting arrangements for perpetual licenses.

Managed services revenue as a percentage of total revenue was 9% for three months ended December 31, 2012 and 2011.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $194 thousand, or 33%, to $787 thousand compared to the three months ended December 31, 2011.  The increase is due the inclusion of license revenues from our new product, iAPPS ds, increases in iAPPS SaaS licenses sold, incremental non-iAPPS SaaS licenses from our acquisition of MarketNet and incremental annual maintenance revenue.

Subscription and perpetual license revenue as a percentage of total revenue increased to 13% from 9% compared to the three months ended December 31, 2011.

Costs of Revenue

Total cost of revenue decreased $87 thousand, or 3%, to $3.0 million for the three months ended December 31, 2012 compared to December 31, 2011. This decrease is due to a reduction of labor costs and, to a lesser extent, efficiencies in costs for managed service hosting as we continue to make investments in our co-managed network operation center to support our core iAPPS customer base and a decrease in cost of web application development services. These reductions in cost were offset by an increase in costs of subscription and perpetual licenses.

Cost of Web Application Development Services

Cost of web application development decreased $101 thousand, or 4%, to $2.8 million for the three months ended December 31, 2012 compared to December 31, 2011. This decrease was due to reduced labor costs for the three months ended December 31, 2012. Though costs associated with non-iAPPS related engagements decreased in line with non-iAPPS web application development services, our costs associated with iAPPS related engagements outpaced iAPPS related service revenue growth as multiple iAPPS projects were delayed due to hurricane Sandy.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $34 thousand, or 32%, for the three months ended December 31, 2012 compared to December 31, 2011. The cost of managed services as a percentage of managed services revenue decreased to 13% from 17% compared to the three months ended December 31, 2011.

The decreases in managed service hosting costs for the three months ended December 31, 2012 is due to cost efficiencies as we continue consolidate hosting engagements on to our co-managed network operations center, saving us 3rd party hosting costs.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $48 thousand, or 40%, compared to December 31, 2011. This increase is due to incremental non-iAPPS SaaS license costs related to the acquisition of MarketNet, offset by cost efficiencies realized on our iAPPS SaaS environment and a decrease in amortization of software costs associated with the development of iAPPS. We expect amortization of software costs to increase in fiscal 2013 due to costs capitalized in the three months ended December 31, 2012 and the fourth quarter of fiscal 2012.  These costs are related to significant enhancements to our iAPPS platform that will be released in fiscal 2013 and to a lesser extent costs associated with the development of iAPPS ds.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 21% from 20% compared to the three months ended December 31, 2011.  This is due to acquired non-iAPPS SaaS license costs which have a lower margin than our iAPPS SaaS licenses.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $119 thousand, or 7%, to $1.8 million compared to the three months ended December 31, 2011.  Sales and marketing expenses represented 30% and 26% of total revenue for the three months ended December 31, 2012 and 2011, respectively.

The increases for the three months ended December 31, 2012 compared to the prior period is primarily attributable to incremental sales and marketing expenses from the acquisition of MarketNet and an increase in marketing related expenses as we continue to focus on marketing our iAPPS products, including our new product, iAPPS ds.

General and Administrative Expenses

General and administrative expenses increased $354 thousand, or 35%, to $1.4 million compared to the three months ended December 31, 2011.   General and administrative expenses represented 22% of total revenue compared to 15% in the prior period. The increase in expense was due to increases in various general and administrative expenses; the most significant being personnel costs, increases in staffing and an increase in legal expenses.

Research and Development

Research and development expense decreased by $271 thousand, or 67%, to $132 thousand compared to the three months ended December 31, 2011.

The decrease in research and development expense is due to the capitalization of $276 thousand of software development costs related to enhancements to our iAPPS product platform in the three months ended December 31, 2012. No software development costs were capitalized in the prior period. We expect research and development expense will increase to between $400 -$425 thousand per quarter in the second half of fiscal 2013 after the significant enhancements to our iAPPS product platform are completed.

Depreciation and Amortization

Depreciation and amortization expense remained flat, increasing by $9 thousand, or 2%, compared to the three months ended December 31, 2011.  Depreciation and amortization represented 7% and 6% of revenue for the three months ended December 31, 2012 and 2011, respectively.

Impairment of Intangible Assets

During the three months ended December 31, 2011 we incurred a charge to operations of $281 thousand for impairment charges related to an intangible asset assumed from our fiscal 2010 acquisition of e.Magination and its wholly-owned subsidiary eMagination IG, LLC. In the first quarter of fiscal 2012, the Company stopped servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC. It was therefore determined that a portion of the customer list was impaired.

Income Taxes

The provision for income tax expense was $21 thousand for the three months ended December 31, 2012 and 2011.  Income tax expense represents the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

Loss from Operations

The loss from operations was ($545) thousand for three months ended December 31, 2012, compared to a loss of ($378) thousand in the prior period. This decrease was due to the decrease in web application development services due to a decrease in non-iAPPS related web application development services and delays to multiple iAPPS projects as a result of hurricane Sandy.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended
	December 31,
	2012	2011
Net loss	$(642)	$(463)
Provision for income tax	21	21
Interest expense (income), net	76	64
Amortization of intangible assets	156	195
Impairment of intangible asset	-	281
Depreciation	268	220
EBITDA	(121)	318
Other amortization	44	50
Stock based compensation	127	60
Adjusted EBITDA	$50	$428

The decrease in Adjusted EBITDA is primarily due to the decrease in non-iAPPS related web application development services and delays to multiple iAPPS projects as a result of hurricane Sandy.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $386 thousand for the three months ended December 31, 2012 compared to cash provided by operating activities of $95 thousand for the three months ended December 31, 2011.  The increase in cash provided by operating activities is due to an increase in deferred revenue as the majority of our iAPPS ds customers elect annual subscriptions. This increase was offset by lower net income, adjusted for non-cash items such as amortization and depreciation, for the period and an increase in accounts receivable for the three months ending December 31, 2012 as compared to the prior period.

Investing Activities

Cash used in investing activities was $438 thousand for the three months ended December 31, 2012 compared to $740 thousand for the three months ended December 31, 2011.   The decrease is due to a $461 thousand decrease in spending on equipment and improvements for the three months ended December 31, 2012 as we had two office relocations in the three months ended December 31, 2011, and, to a lesser extent, increased payments related to acquisitions occurring during the three months ended December 31, 2011. This was offset by an increase of $272 thousand in software development expenditures related to significant enhancements of our iAPPS platform.

Financing Activities

Cash provided by financing activities was $282 thousand for the three months ended December 31, 2012 compared to cash used by financing activities $193 thousand for the three months ended December 31, 2011.  The increase in cash provided by financing activities is due to $0.3 million in net borrowings on our credit facilities, proceeds from stock option exercises and the employee stock purchase plan of $113 thousand and the payment of $120 thousand in acquired debt in Magnetic acquisition during the prior period.

Capital Resources and Liquidity Outlook

We believe that cash generated from operations and our bank line of credit will be sufficient to fund the company’s working capital and capital expenditure needs in the foreseeable future.

In February 2013, the Company amended its loan arrangement (the “2013 Amendment”) with Silicon Valley Bank extending the maturity date of the line of credit for one year to March 31, 2015. The 2013 Amendment also revised certain financial covenants, including the covenants for the three months ending December 31, 2012.  We would not have complied with one of our prior financial covenants had the amendment not been completed.

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

Commitments and Contingencies

New contractual obligations as of December 31, 2012 that include equipment acquired under capitalized lease agreements were valued at less than $10 thousand with payments extending through December 2015.

As of December 31, 2012, we had an accrued contingent earnout liability of $1.3 million from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2015.  Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.

Critical Accounting Policies

These critical accounting policies and estimates by our management should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) that are included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on December 5, 2012.

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

During fiscal 2010, we began to develop a reseller channel to supplement our direct sales force for our iAPPS Product Suite. We continued to develop this reseller channel in fiscal 2013.  Resellers are generally located in territories where we do not have a direct sales force.  Customers generally sign a license agreement directly with us. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

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

For fiscal 2012 we performed the annual assessment of our goodwill during the fourth quarter of fiscal 2012, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) our stock price more than doubled to $1.20 as of September 30, 2012. (ii) our strategic alliance with UPS Logistics and the successful launch of iAPPS ds with our first iAPPS ds customer, a franchisor with over 4,000 locations, has improved the predictability of our forecasts and (iii) inputs from recent transactions within the technology sector, such a revenue multiples used to value transactions, have either remained steady or improved since the fiscal 2011 assessment. We did not have an impairment of goodwill in fiscal 2012 or 2011.

The factors the Company considers important that could indicate impairment include its stock price, significant under performance relative to prior operating results, change in projections, significant changes in the manner of the Company’s use of assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. To the extent there are unfavorable changes in assumptions used to determine the Company’s fair value there can be no assurance that the Company will not have an impairment charge in the future.

During the three months ended December 31, 2012 the carrying value of goodwill increased as a result of a final contingent acquisition payment related to an acquisition completed prior to September 30, 2009, which was recorded as an increase to goodwill in the period it was earned, and the acquisition of MarketNet.

Accounting for Stock-Based Compensation

At December 31, 2012, we maintained one stock-based compensation plan and one employee stock purchase plan which are more fully described in Note 11 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 5, 2012.

The Company accounts for stock compensation awards in accordance with the Compensation-Stock Compensation Topic of the Codification.  Share-based payments (to the extent they are compensatory) are recognized in our consolidated statements of operations based on their fair values.

We recognize stock-based compensation expense for share-based payments issued or assumed after October 1, 2006 that are expected to vest on a graded, accelerated basis over the service period of the award, which is generally three years.  We recognize the fair value of the unvested portion of share-based payments granted prior to October 1, 2006 over the remaining service period, net of estimated forfeitures.  In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rate and reduce the expense over the recognition period. Estimated forfeiture rates are updated for actual forfeitures quarterly.  We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate.  Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ.  In addition, to the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest, and such true-ups could materially affect our operating results.

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

As of December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                  Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 5, 2012.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended December 31, 2012. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

During the fiscal quarter ended December 31, 2012, the Company granted 265,000 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.77 per share.

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

Item 5.                Other Information.

On February 11, 2013, the Bridgeline Digital amended its loan arrangement with Silicon Valley Bank ("2013 Amendment"). The 2013 Amendment extends the maturity date of the line of credit for one year to March 31, 2015 and also revises certain financial covenants.

Item 6.                Exhibits.

Exhibit No.	Description of Document

10.1	Seventh Loan Modification Agreement dated February 11, 2013 between Bridgeline Digital, Inc., Bridgeline Intelligence Group, Inc. and Silicon Valley Bank.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

February 14, 2013	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

February 14, 2013	/s/ Michael D. Prinn
Date	Michael D. Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

10.1	Seventh Loan Modification Agreement dated February 11, 2013 between Bridgeline Digital, Inc., Bridgeline Intelligence Group, Inc. and Silicon Valley Bank.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.