Form 10-Q
period 2013-03-31
Bridgeline Digital, Inc.
filed 2013-05-15
CIK 1378590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of May 10, 2013 was 15,332,968

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2013

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2013

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION
 Item 1.                 Financial Statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except share and per share data)
(Unaudited)

	March 31, 2013	September 30, 2012
ASSETS

Current assets:
Cash and cash equivalents	$1,799	$2,126
Accounts receivable and unbilled receivables, net	3,742	3,977
Prepaid expenses and other current assets	821	648
Total current assets	6,362	6,751
Equipment and improvements, net	2,541	2,735
Intangible assets, net	1,142	1,527
Goodwill	21,880	21,545
Other assets	1,742	1,132
Total assets	$33,667	$33,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,159	$1,132
Accrued liabilities	1,062	1,306
Accrued earnouts, current	399	375
Debt, current	1,342	1,424
Capital lease obligations, current	227	230
Deferred revenue	2,996	1,144
Total current liabilities	7,185	5,611

Accrued earnouts, net of current portion	616	990
Debt, net of current portion	2,890	2,988
Capital lease obligations, net of current portion	112	127
Other long term liabilities	952	1,004
Total liabilities	$11,755	$10,720

Commitments and contingencies

Stockholders’ equity:

Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock -$0.001 par value; 20,000,000 shares authorized; 15,332,968 and 15,203,538 shares issued and outstanding, respectively	15	15
Additional paid-in capital	41,067	40,847
Accumulated deficit	(19,045)	(17,716)
Accumulated other comprehensive loss	(125)	(176)
Total stockholders’ equity	21,912	22,970
Total liabilities and stockholders’ equity	$33,667	$33,690

      The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue:
Web application development services	$4,489	$5,441	$9,339	$10,749
Managed service hosting	491	611	1,047	1,227
Subscription and perpetual licenses	1,024	620	1,811	1,213
Total revenue	6,004	6,672	12,197	13,189
Cost of revenue:
Web application development services	2,494	2,771	5,248	5,626
Managed service hosting	76	85	148	191
Subscription and perpetual licenses	247	100	415	220
Total cost of revenue	2,817	2,956	5,811	6,037
Gross profit	3,187	3,716	6,386	7,152
Operating expenses:
Sales and marketing	2,164	1,846	3,998	3,561
General and administrative	946	1,001	2,300	2,001
Research and development	247	480	379	883
Depreciation and amortization	390	435	814	850
Impairment of intangible asset	-	-	-	281
Total operating expenses	3,747	3,762	7,491	7,576
Loss from operations	(560)	(46)	(1,105)	(424)
Interest income (expense), net	(59)	(72)	(135)	(136)
Loss before income taxes	(619)	(118)	(1,240)	(560)
Provision for income taxes	68	48	89	69
Net loss	$(687)	$(166)	$(1,329)	$(629)

Net loss per share:
Basic and diluted	$(0.05)	$(0.01)	$(0.09)	$(0.05)
Number of weighted average shares:
Basic and diluted	14,878,361	12,338,156	14,830,488	12,328,899

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net Loss	$(687)	$(166)	$(1,329)	$(629)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	12	(30)	51	(36)
Other comprehensive income (loss):	12	(30)	51	(36)
Comprehensive loss	$(675)	$(196)	$(1,278)	$(665)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,329)	$(629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	274	386
Impairment of intangible asset	-	281
Depreciation	540	464
Other amortization	79	90
Stock-based compensation	279	155
Contingent earnout liability adjustment	(312)	(313)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	199	833
Prepaid expenses and other assets	(116)	(209)
Accounts payable and accrued liabilities	(410)	(745)
Deferred revenue	1,828	(134)
Other liabilities	(52)	(139)
Total adjustments	2,309	669
Net cash provided by operating activities	980	40
Cash flows from investing activities:
Equipment and improvements	(239)	(580)
Acquisitions, net of cash acquired	-	(33)
Software development capitalization costs	(670)	(14)
Contingent acquisition payments	(237)	(261)
Net cash used in investing activities	(1,146)	(888)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	67	20
Proceeds from employee stock purchase plan	46	-
Borrowings from bank term loan	-	-
Borrowings from bank line of credit	725	1,875
Payments on bank term loan	(183)	(172)
Payments on bank line of credit	(610)	(1,677)
Payments on acquired debt	-	(120)
Payments on subordinated promissory notes	(112)	(83)
Principal payments on capital leases	(145)	(135)
Net cash used in financing activities	(212)	(292)
Effect of exchange rate changes on cash and cash equivalents	51	(36)
Net decrease in cash and cash equivalents	(327)	(1,176)
Cash and cash equivalents at beginning of period	2,126	2,528
Cash and cash equivalents at end of period	$1,799	$1,352
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$135	$130
Income taxes	$13	$34
Non cash activities:
Equipment purchased under capital leases	$123	$104
Equipment and other assets included in accounts payable	$-	$237
Accrued contingent consideration (earnouts)	$83	$600
Common stock issued in connection with acquisition	$-	$150

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

Locations

The Company’s corporate office is located in Burlington, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Atlanta, GA; Baltimore, MD; Boston, MA; Chicago, IL; Dallas, TX; Denver, CO; New York, NY; Philadelphia, PA; San Diego, CA; and Tampa, FL.  The Company has one wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2013, the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012, respectively, the Condensed and Consolidated Statements of Comrpehensive Income for the three and six months ended March 31, 2013 and 2012, respectively, and the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012, respectively, are unaudited. The unaudited interim condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2012. These condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at March 31, 2013 and its results of operations for the three and six months ended March 31, 2013 and 2012, respectively, and its cash flows for the six months ended March 31, 2013 and 2012, respectively. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending September 30, 2013. The accompanying September 30, 2012 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Subsequent Events

On May 3, 2013 the Company amended its charter to increase the number of authorized common shares from 20 million to 30 million.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income, which amends ASC Topic 220, Comprehensive Income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as a part of the statement of stockholders’ equity and requires other comprehensive income to be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of operations. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and must be retrospectively applied to all reporting periods presented. The Company adopted ASU 2011-05 on October 1, 2012. The adoption of ASU 2011-05 did not have an impact on the Company’s financial condition, results of operations or cash flows.

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of March 31, 2013	As of September 30, 2012
Accounts receivable	$3,451	$3,794
Unbilled receivables	384	381
Subtotal	3,835	4,175
Allowance for doubtful accounts	(93)	(198)
Accounts receivable and unbilled receivables, net	$3,742	$3,977

4.   Acquisitions

MarketNet, Inc.

On May 31, 2012, the Company completed the acquisition of MarketNet, Inc. (“MarketNet”), an interactive technology company that provides web application development based in Dallas, Texas. The Company acquired all of the outstanding capital stock of MarketNet for consideration consisting of (i) $20 thousand in cash, (ii) assumption of debt of $244 thousand and (ii) contingent consideration of up to $650 thousand in cash and 204,331 shares of Bridgeline Digital common stock, valued at $250 thousand ($1.22 per share). The cash consideration was reduced by $58 thousand due to the Seller’s inability to meet an agreed upon target for working capital at the time of acquisition and was applied against Marketnet’s earnout payment for the three months ended December 31, 2012. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. MarketNet is also eligible to earn additional bonus equity consideration of 200,000 shares, if annual net revenues of the acquired business exceed a certain threshold in any fiscal year through September 30, 2015. The Company is required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, the Company reduced the initial estimate of $607 thousand for the contingent cash consideration to be achieved and $262 thousand for the contingent stock consideration to be achieved by $8 thousand and $30 thousand, respectively. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets. MarketNet achieved its quarterly revenue and operating income targets for the first two quarterly periods after the acquisition date but not for the three months ended March 31, 2013.  MarketNet’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The estimated fair value of net assets acquired from the MarketNet and Magnetic acquisitions are summarized as follows:

Net assets acquired:	Amount
Cash	$35
Accounts Receivable, net	327
Other Assets	181
Fixed Assets	91
Intangible Assets	910
Goodwill	1,426
Total Assets	2,970
Current Liabilities	1,210
Liabilities, net of current	73
Total liabilities assumed	1,283
Net assets acquired:	$1,687

Purchase Price:
Cash Paid	$70
Contingent earnouts - payable in cash	1,206
Contingent earnouts - payable in common stock	411
$1,687

As part of the Magnetic acquisition, of the $430 thousand allocated to intangible assets, $350 thousand is allocated to customer relationships and $80 thousand is allocated to non-compete agreements, with an average useful life of five years.

The Company completed its formal valuation of intangibles acquired in the MarketNet transaction during the three months ended March 31, 2013. As a result, the Company’s initial estimate of $600 thousand allocated to intangible assets was reduced to $480 thousand. $370 thousand was allocated to customer relationships with and estimated useful life of 5 years and $110 thousand allocated to non-compete agreements with an estimated useful life of 7 years.

The goodwill recorded as a result of the Magnetic and MarketNet acquisitions is nondeductible for tax purposes.

The following unaudited pro forma financial information reflects the combined results of operations for Bridgeline for the three and six months ended March 31, 2012, including certain adjustments, as if the acquisition of MarketNet had occurred on October 1, 2011.  This information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the period, and is not necessarily indicative of the results which may be obtained in the future (in thousands, except per share data):

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31, 2013	Six Months Ended March 31, 2013

Total revenue	$7,285	$14,455
Net loss	$(149)	$(681)
Net loss per share:
Basic and diluted	$(0.01)	$(0.06)
Number of weighted average shares:
Basic and diluted	12,355,184	12,345,928

Contingent earnout liabilities for acquisitions completed after September 30, 2009 were recorded at fair value based on valuation models that utilize relevant factors such as estimated probabilities of the acquisitions achieving the performance targets throughout the earnout period. During the three months ended March 31, 2013, total estimated contingent earnout liabilities, cash and stock, were reduced by $312 thousand which comprised $141 thousand of contingent cash earnouts and $171 thousand of contingent stock earnouts. The following table summarizes the changes in accrued earnout liabilities for the six months ended March 31, 2013:

Balance at September 30, 2012	$1,365
Contingent earnout liability accruals	83
Contingent earnout liability payments	(237)
Contingent earnout reduced by working capital adjustment	(55)
Contingent earnout liability estimate adjustment	(141)
Balance at March 31, 2013	$1,015

5.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	As of March 31, 2013
	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-	$-
Customer related	4,126	(2,876)	(281)	969
Non-compete agreements	827	(654)	-	173
Acquired software	362	(362)	-	-
Total intangible assets	$5,341	$(3,918)	$(281)	$1,142

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

Total amortization expense related to intangible assets for the three months ended March 31, 2013 and 2012 was $118 thousand and $191 thousand, respectively, and amortization expense related to intangible assets for the six months ended March 31, 2013 and 2012 was $274 thousand and $386 thousand, respectively. They are reflected in operating expenses on the Condensed Consolidated Statements of Operations.

6.  Goodwill

Changes in the carrying amount of goodwill follows:

	As of March 31, 2013	As of September 30, 2012
Balance at beginning of period	$21,545	$20,122
Acquisitions	-	1,175
Contingent acquisition payments	83	248
Purchase price allocation adjustments	252	-
Balance at end of period	$21,880	$21,545

7.   Debt

Bank Term Loan

In March 2010, the Company entered into an Amended and Restated Loan and Security Agreement SVB (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement has a two year term which expired on March 31, 2012. In May 2011, the Company amended its loan arrangement (the “Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2013. The Amendment also revised certain financial covenants and amended the out of formula borrowings to be structured as a $2 million term loan and interest on the term loan will be at SVB’s prime rate plus 1.75%.  In May 2012, the Company amended its loan agreement (the “2012 Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2014. The 2012 Amendment also revised certain financial covenants. In February 2013, the Company amended its loan agreement (the “2013 Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2015. The 2013 Amendment also revised certain financial covenants. The Company would not have been in compliance with one of its covenants for the three months ended December 31, 2012 if the amendment was not completed. The Company was compliant with its financial covenants as of March 31, 2013.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Debt consists of the following:

	As of March 31, 2013	As of September 30, 2012
Line of credit borrowings	$2,496	$2,382
Bank term loan	1,510	1,692
Subordinated promissory notes	226	338
Total debt	$4,232	$4,412
Less current portion	$1,342	$1,424
Long term debt, net of current portion	$2,890	$2,988

 8.   Other Long Term Liabilities

Deferred Rent

In connection with new leases for the Company’s headquarters in Burlington, Massachusetts and a new location in New York, the Company made investments in leasehold improvements at these locations of approximately $1.4 million, of which the respective landlords funded approximately $857 thousand.  The capitalized leasehold improvements are being amortized over the initial lives of each lease. The improvements funded by the landlords are treated as lease incentives.  Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Condensed Consolidated Balance Sheet. As of March 31, 2013, $121 thousand was reflected in Accrued Liabilities and $580 thousand is reflected in Other Long Term Liabilities. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases.

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

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 204,331 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets.  In addition, MarketNet is also eligible to earn additional bonus equity consideration of 200,000 shares of Bridgeline Digital common stock if a certain annual revenue threshold is met in any fiscal year during the next three years. As of March 31, 2013, the sole stockholder of MarketNet had earned 34,056 shares of common stock.

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 166,666 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of Magnetic. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets.  As of March 31, 2013, the sole stockholder of Magnetic had earned 83,334 shares of common stock.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”).  Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 300,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 150,000 shares.   During the six months ended March 31, 2013, 24,964 shares were purchased by employees.

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

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding, September 30, 2012	2,989,620	$0.86	331,931	$1.42
Granted	391,500	$1.70	-	-
Exercised	(75,367)	$0.90	(22,599)	$1.45
Forfeited or expired	(88,002)	$1.23	(41,401)	$1.45
Outstanding, March 31, 2013	3,217,751	$0.95	267,931	$1.42

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

10.  Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss for six months ended March 31, 2013 (in thousands):

Cumulative Foreign Currency Translation Adjustment

Balance at September 30, 2012	$(176)
Current period other comprehensive income	51
Balance at March 31, 2013	$(125)

11.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net loss	$(687)	$(166)	$(1,329)	$(629)
Weighted average common shares outstanding - basic	14,878	12,338	14,830	12,329
Effect of dilutive securities (primarily stock options)	-	-	-	-
Weighted average common shares outstanding - diluted	14,878	12,338	14,830	12,329

Net loss per share - basic and diluted	$(0.05)	$(0.01)	$(0.09)	$(0.05)

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “ treasury stock” method.

For the three months ended March 31, 2013, options and warrants to purchase shares of the Company’s common stock of 1,278,242 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also excluded for the three months ended March 31, 2013 were 1,042,607 contingent shares to be issued in connection with prior acquisitions.

For the six months ended March 31, 2013, options and warrants to purchase shares of the Company’s common stock of 1,399,282 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also excluded for the three months ended March 31, 2013 were 1,042,607 contingent shares to be issued in connection with prior acquisitions.

For the three months ended March 31, 2012, options and warrants to purchase shares of the Company’s common stock of 248,238 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were 727,888 contingent shares to be issued in connection with the prior acquisitions.

For the six months ended March 31, 2012, options and warrants to purchase shares of the Company’s common stock of 222,766 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were 727,888 contingent shares to be issued in connection with the prior acquisitions.

12.  Income Taxes

Income tax expense was $68 thousand and $48 thousand for the three months ended March 31, 2013 and 2012, respectively. Income tax expense consists of the estimated liability for federal, state and foreign income taxes owed by the Company, including the alternative minimum tax and deferred tax liabilities related to indefinite-lived, tax deductible goodwill acquired in previous acquisitions.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

13.  Related Party Transactions

As part of the Magnetic acquisition, the Company entered into an operating lease for the Bridgeline Tampa location with the previous owner of Magnetic who now serves as the Regional Senior Vice President and General Manager of Bridgeline Tampa. The lease term is three years and rent is $85 thousand per year.

14.  Legal Proceedings

Bridgeline Digital, Inc. vs. e.Magination network, LLC and its principal owner, Daniel Roche.

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline seeks damages for accounts receivable allegedly collected by Mr. Roche and e.Magination and used to pay obligations of e.Magination and Mr. Roche (accounts receivable contractually belonging to Bridgeline).  e.Magination and Mr. Roche have asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline has breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline. This lawsuit remains unresolved as of March 31, 2013 and is currently expected to go to trial in June 2013.

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

In fiscal 2012 Bridgeline Digital announced the release of a new product, iAPPS ds (“distributed subscription”), a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPS ds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee.

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

In 2012, KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2012. iAPPS Content Manager and iAPPS Commerce were selected as finalists for the 2012 and 2013 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2013 the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites.  In addition, in 2013 Bridgeline Digital won fifteen Horizon Interactive Awards for outstanding development of web applications and websites and B2B Magazine has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Customer Information

We currently have over 2,500 customers. For the three and six months ended March 31, 2013 and 2012 no customer represented 10% or more of total revenue.

Acquisitions

MarketNet, Inc.

On May 31, 2012, we completed the acquisition of MarketNet, Inc. (“MarketNet”), an interactive technology company that provides web application development based in Dallas, Texas. We acquired all of the outstanding capital stock of MarketNet for consideration consisting of (i) $20 thousand in cash, (ii) assumption of debt of $244 thousand and (ii) contingent consideration of up to $650 thousand in cash and 204,331 shares of Bridgeline Digital common stock, valued at $250 thousand ($1.22 per share). The cash consideration was reduced by $58 thousand due to the Seller’s inability to meet an agreed upon target for working capital at the time of acquisition and was applied against MarketNet’s earnout payment for the three months ended December 31, 2012. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. MarketNet is also eligible to earn additional bonus equity consideration of 200,000 shares, if annual net revenues of the acquired business exceed a certain threshold in any fiscal year through September 30, 2015. We are required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, we reduced the initial estimate of $607 thousand for the contingent cash consideration to be achieved and $262 thousand for the contingent stock consideration to be achieved by $8 thousand and $30 thousand, respectively. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets. MarketNet achieved its quarterly revenue and operating income targets for the first two quarterly periods after the acquisition date but not for the three months ended March 31, 2013.  MarketNet’s operating results are reflected in our condensed consolidated financial statements as of the acquisition date.

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

Results of Operations for the Three and Six Months Ended March 31, 2013 compared to the Three and Six Months Ended March 31, 2012

Total revenue for the three months ended March 31, 2013 was $6.0 million compared with $6.7 million for the prior period.  We had a net loss of ($687) thousand for the three months ended March 31, 2013 compared with net loss of ($166) thousand for the prior period.  Net loss per share was ($0.05) for the three months ended March 31, 2013 compared to ($0.01) for the prior period.

Total revenue for the six months ended March 31, 2013 was $12.2 million compared with $13.2 million for the prior period.  We had a net loss of ($1.3) million for the three months ended March 31, 2013 compared with net loss of ($0.6) million for the prior period.  Net loss per share was ($0.09) for the three months ended March 31, 2013 compared to ($0.05) for the prior period.

The following table sets forth the percentages of revenue for items included in our unaudited condensed consolidated statement of operations presented in our Quarterly Reports on Form 10-Q for the periods presented.

Revenue:	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	$ Change	% Change	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	$ Change	% Change
Web application development services
iAPPS application development services	$3,562	$3,524	38	1%	$6,975	$6,539	436	7%
% of total revenue	59%	53%			57%	50%
Other application development services	927	1,917	(990)	(52%)	2,364	4,210	(1,846)	(44%)
% of total revenue	15%	29%			19%	32%
Subtotal web application development services	4,489	5,441	(952)	(18%)	9,339	10,749	(1,410)	(13%)
% of total revenue	75%	82%			77%	81%
Managed service hosting	491	611	(120)	(20%)	1,047	1,227	(180)	(15%)
% of total revenue	8%	9%			9%	9%
Subscription and perpetual licenses	1,024	620	404	65%	1,811	1,213	598	49%
% of total revenue	17%	9%			15%	9%
Total revenue	6,004	6,672	(668)	(10%)	12,197	13,189	(992)	(8%)
Cost of revenue:
Web application development services
iAPPS application development costs	1,911	1,692	219	13%	3,690	3,139	551	18%
% of iAPPS application development revenue	54%	48%			53%	48%
Other application development costs	583	1,079	(496)	(46%)	1,558	2,487	(929)	(37%)
% of other application development revenue	63%	56%			66%	59%
Subtotal web application development costs	2,494	2,771	(277)	(10%)	5,248	5,626	(378)	(7%)
% of web application development services revenue	56%	51%			56%	52%
Managed service hosting	76	85	(9)	(11%)	148	191	(43)	(23%)
% of managed service hosting revenue	15%	14%			14%	16%
Subscription and perpetual licenses	247	100	147	147%	415	220	195	89%
% of subscription and perpetual revenue	24%	16%			23%	18%
Total cost of revenue	2,817	2,956	(139)	(5%)	5,811	6,037	(226)	(4%)
Gross profit	3,187	3,716	(529)	(14%)	6,386	7,152	(766)	(11%)
Gross profit margin	53%	56%			52%	54%
Operating expenses:
Sales and marketing	2,164	1,846	318	17%	3,998	3,561	437	12%
% of total revenue	36%	28%			33%	27%
General and administrative	946	1,001	(55)	(5%)	2,300	2,001	299	15%
% of total revenue	16%	15%			19%	15%
Research and development	247	480	(233)	(49%)	379	883	(504)	(57%)
% of total revenue	4%	7%			3%	7%
Depreciation and amortization	390	435	(45)	(10%)	814	850	(36)	(4%)
% of total revenue	6%	7%			7%	6%
Impairment of intangible asset	-	-	-	0%	-	281	(281)	(100%)
% of total revenue	0%	0%			0%	2%
Total operating expenses	3,747	3,762	(15)	0%	7,491	7,576	(85)	(1%)

Loss from operations	(560)	(46)	(514)	1,117%	(1,105)	(424)	(681)	161%
Interest income (expense) net	(59)	(72)	13	(18%)	(135)	(136)	1	(1%)
Loss before income taxes	(619)	(118)	(501)	425%	(1,240)	(560)	(680)	121%
Provision for income taxes	68	48	20	42%	89	69	20	29%
Net loss	$(687)	$(166)	$(521)	314%	$(1,329)	$(629)	$(700)	111%
Adjusted EBITDA	$17	$524	$(507)	(97%)	$67	$952	$(885)	(93%)

Revenue

Our revenue is derived from three sources: (i) web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.

Web Application Development Services

Web application development services revenue is comprised of iAPPS development related services and other web development related services generated from non iAPPS related engagements.

Revenue from iAPPS application development services in the three months ended March 31, 2013 increased $38 thousand, or 1%, to $3.6 million compared to the prior period. Revenue from non-iAPPS application development services decreased $990 thousand, or 52%, compared to the prior period. The decrease in non-iAPPS application development services is due to our continued concentration on selling higher-margin iAPPS related engagements to both new and existing customers. As a result, total revenue from web application development services for the three months ended March 31, 2013, decreased $952 thousand, or 18%, to $4.5 million compared to the prior period.

Web application development services revenue as a percentage of total revenue for the three months ended March 31, 2013 decreased to 75% from 82% compared to the prior period.  The decrease is attributable to the decrease in web application development services revenue discussed above and an increase in iAPPS license related revenue.

Revenue from iAPPS application development services in the six months ended March 31, 2013 increased $436 thousand, or 7%, to $7.0 million compared to the prior period.  The increase in iAPPS related revenue is due to the expansion of our iAPPS customer base by selling more iAPPS licenses, which was offset by longer than expected implementation times than expected as the size and scope of iAPPS related projects has increased. Revenue from non-iAPPS application development services decreased $1.8 million, or 44%, compared to the prior period. The decrease in non-iAPPS application development services is due to our continued concentration on selling higher-margin iAPPS engagements to both new and existing customers. As a result, total revenue from web application development services for six months ended March 31, 2013, decreased $1.4 million, or 13%, to $9.3 million compared to the prior period.

Web application development services revenue as a percentage of total revenue for the six months ended March 31, 2013 decreased to 77% from 81% compared to the prior period.  The decrease is attributable to the decrease in web application development services revenue discussed above and an increase in iAPPS license related revenue.

Managed Service Hosting

Revenue from managed service hosting for the three months ended March 31, 2013 decreased $120 thousand, or 20%, to $491thousand compared to the prior period.   The decrease is due to our efforts to engage with customers that are aligned with our core competencies and proactively end engagements with a number of smaller hosting customers obtained through previous acquisitions.

Managed services revenue as a percentage of total revenue for the three months ended March 31, 2013 decreased to 8% from 9% compared to the prior period due to the decrease in managed services revenue discussed above.

Revenue from managed service hosting for the six months ended March 31, 2013 decreased $180 thousand, or 15%, to $1.0 million compared to the prior period.   The decrease is due to our efforts to engage with customers that are aligned with our core competencies and proactively end our engagements with a number of smaller hosting customers obtained through previous acquisitions. This decrease was partially offset by incremental hosting revenues from our MarketNet acquisition in 2012.

Managed services revenue as a percentage of total revenue for the six months ended March 31, 2013 and 2012 was 9%.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses for the three months ended March 31, 2013 increased $0.4 million, or 65%, to $1.0 million compared to the prior period.  The increase is due to license revenues from our new product, iAPPS ds, increases in iAPPS SaaS licenses sold, incremental non-iAPPS SaaS licenses from our acquisition of MarketNet and incremental annual maintenance revenue.

Subscription and perpetual license revenue as a percentage of total revenue for the three months ended March 31, 2013 increased to 17% from 9% compared to the prior period and a result of the increased license sales and revenues discussed above.

Revenue from subscription and perpetual licenses for the six months ended March 31, 2013 increased $0.6 million, or 49%, to $1.8 million compared to the prior period.  The increase is due to license revenues from our new product, iAPPS ds, increases in iAPPS SaaS licenses sold, incremental non-iAPPS SaaS licenses from our acquisition of MarketNet and incremental annual maintenance revenue.

Subscription and perpetual license revenue as a percentage of total revenue for the six months ended March 31, 2013 increased to 15% from 9% compared to the prior period and a result of the increased license sales and revenues discussed above.

Costs of Revenue

Total cost of revenue for the three months ended March 31, 2013 decreased $139 thousand, or 5%, to $2.8 million compared to the prior period. Total cost of revenue for the six months ended March 31, 2013 decreased $226 thousand, or 4%, to $5.8 million compared to the prior period. These decreases are primarily due to a reduction of labor costs and, to a lesser extent, efficiencies in costs for managed service hosting as we continue to make investments in our co-managed network operation center to support our core iAPPS customer base. These reductions in cost were offset by an increase in costs of subscription and perpetual licenses.

Cost of Web Application Development Services

Cost of web application development for the three months ended March 31, 2013 decreased $277 thousand, or 10%, to $2.5 million compared to the prior period. Cost of web application development for the six months ended March 31, 2013 decreased $378 thousand, or 7%, to $5.2 million compared to the prior period. The decreases in both periods are due to reduced labor costs.

The cost of web application development services as a percentage web application development services revenue increased for both the three and six months ended March 31, 2013 when compared to prior periods due to the decreases in non-iAPPS web application development revenue in both periods.

Cost of Managed Service Hosting

Cost of managed service hosting for the three months ended March 31, 2013 decreased $9 thousand, or 11%, to $76 thousand compared to the prior period. Cost of managed service hosting for the six months ended March 31, 2013 decreased $43 thousand, or 23%, to $148 thousand compared to the prior period. The decreases in managed service hosting costs for both periods are due to cost efficiencies as we continue to consolidate hosting engagements on to our co-managed network operations center, reducing third party hosting costs.

The cost of managed service hosting as a percentage of managed service hosting revenue increased in the three months ended March 31, 2013 compared to the prior period due to an increase in the aforementioned ending of engagements with a number of smaller hosting customers obtained through previous acquisitions.

The cost of managed service hosting as a percentage of managed service hosting revenue decreased in the six months ended March 31, 2013 compared to the prior period due to cost savings from consolidating hosting arrangements on to our co-managed network operations center.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses for the three months ended March 31, 2013 increased $147 thousand, or 147%, compared to the prior period. This is primarily due to the 65% increase in subscription and perpetual license revenue as more of the direct costs associated with our co-managed network operations center are being used to support subscription license revenue, investments made in our co-managed network operations center during the period and, to a lesser extent, incremental costs on lower margin, non-iAPPS SaaS licenses from the MarketNet acquisition.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue for the three months ended March 31, 2013 increased to 24% from 16% compared to the prior period.  This is primarily due to a decrease in perpetual license sales when compared to the prior period as perpetual licenses sales can fluctuate from quarter to quarter and have a significantly lower direct cost than subscription licenses.

Cost of subscription and perpetual licenses for the six months ended March 31, 2013 increased $195 thousand, or 89%, compared to the prior period. This is primarily due to the 49% increase in subscription and perpetual license revenue as more of the direct costs associated with our co-managed network operations center are being used to support subscription license revenue, investments made in our co-managed network operations center during the period and, to a lesser extent, incremental costs on lower margin, non-iAPPS SaaS licenses from the MarketNet acquisition.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue for the six months ended March 31, 2013 increased to 23% from 18% compared to the prior period.  This is primarily due to a decrease in perpetual license sales when compared to the prior period as perpetual licenses sales can be lumpy and have a significantly lower direct cost than subscription licenses.

We expect amortization of software costs to increase by $90 thousand per quarter in the third quarter of fiscal 2013 due to costs capitalized in the six months ended March 31, 2013 and the fourth quarter of fiscal 2012.  These costs are related to significant enhancements to our iAPPS platform that will be released in the third fiscal quarter of 2013 and, to a lesser extent, costs associated with the development of iAPPS ds. We also expect costs of subscription and perpetual licenses as a percentage of license revenue to increase from the current level as a result of such enhancements to our iAPPS platform, but expect this increase to be temporary and should begin to decrease as we continue to expand our iAPPS customer base by selling more iAPPS licenses, including iAPPS ds.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2013 increased $318 thousand, or 17%, to $2.2 million compared to the prior period.  The increase is due to incremental sales and marketing expenses from the acquisition of MarketNet and an increase in sales and marketing investments as we continue to focus on marketing our iAPPS web engagement products.

Sales and marketing expenses as a percentage of total revenue for the three months ended March 31, 2013 increased to 36% from 28% compared to the prior period. This is due to the decrease in revenues for the same period and the increase in expenses described above.

Sales and marketing expenses for the six months ended March 31, 2013 increased $437 thousand, or 12%, to $4.0 million compared to the prior period.  The increase is due to incremental sales and marketing expenses from the acquisition of MarketNet and an increase in marketing related expenses as we continue to focus on marketing our iAPPS products.

Sales and marketing expenses as a percentage of total revenue for the six months ended March 31, 2013 increased to 33% from 27% compared to the prior period. This is due to the decrease in revenues for the same period and the increase in expenses described above.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 decreased $55 thousand, or 5%, to $946 thousand compared to the prior period.    The decrease was due to reductions in various general and administrative expenses compared to the prior period.

General and administrative expenses as a percentage of total revenue for the three months ended March 31, 2013 increased to 16% from 15% compared to the prior period. This is due to the decrease in revenues for the same period and the increase in expenses described above.

General and administrative expenses for the six months ended March 31, 2013 increased $299 thousand, or 15%, to $2.3 million compared to the prior period.    This was due to increases in various general and administrative expenses; the most significant being personnel costs, increases in staffing and an increase in legal expenses, offset by the reduction of $312 thousand recorded for a change in estimate of settlement of contingent earnout payments from prior acquisitions that will not be achieved.

General and administrative expenses as a percentage of total revenue for the six months ended March 31, 2013 increased to 19% from 15% compared to the prior period. This was due to the increase in expense discussed above and the decrease in revenue compared to the prior period.

Research and Development

Research and development expense for the three months ended March 31, 2013 decreased by $233 thousand, or 49%, to $247 thousand compared to the prior period.  The decrease in research and development expense is due to the capitalization of $398 thousand of software development costs related to enhancements to our iAPPS product platform in the three months ended March 31, 2013. Software development costs capitalized in the prior period were immaterial. We expect research and development expense will increase to between $400 -$425 thousand per quarter beginning in the third quarter of fiscal 2013 as the significant enhancements to our iAPPS product platform were complete as of March 31, 2013.

Research and development expense as a percentage of total revenue for the three months ended March 31, 2013 decreased to 4% from 8% compared to the prior period. This was due the capitalization of costs discussed above.

Research and development expense for the six months ended March 31, 2013 decreased by $504 thousand, or 57%, to $379 thousand compared to the prior period.  The decrease in research and development expense is due to the capitalization of $670 thousand of software development costs related to enhancements to our iAPPS product platform in the six months ended March 31, 2013. Software development costs capitalized in the prior period were immaterial.

Research and development expense as a percentage of total revenue for the three months ended March 31, 2013 decreased to 3% from 7% compared to the prior period. This was due the capitalization of costs discussed above.
Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2013 decreased by $45 thousand, or 10%, compared to the prior period.  This decrease was due to several intangibles from previous acquisitions reaching the end of their useful life since March 31, 2012, offset by incremental expense from the MarketNet acquisition.

Depreciation and amortization represented 6% and 7% of revenue for the three months ended March 31, 2013 and 2012, respectively.

Depreciation and amortization expense for the six months ended March 31, 2013 decreased by $36 thousand, or 4%, compared to the prior period.  This decrease was due to several intangibles from previous acquisitions reaching the end of their useful life since March 31, 2012, offset by incremental expense from the MarketNet acquisition.

Depreciation and amortization represented 7% and 6% of revenue for the six months ended March 31, 2013 and 2012, respectively.

Impairment of Intangible Assets

In the first quarter of fiscal 2012, the Company stopped servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC. It was therefore determined that a portion of the customer list was impaired.

Income Taxes

The provision for income tax expense was $68 thousand for the three months ended March 31, 2013 compared to $48 thousand for the prior period.  The provision for income tax expense was $89 thousand for the six months ended March 31, 2013 compared to $69 thousand for the prior period. These increases are due to deferred tax liabilities related to indefinite lived, tax deductible assets from previous acquisitions.

Income tax expense represents the estimated liability for federal, state and foreign income taxes owed by the Company, including the alternative minimum tax and deferred tax liabilities related to indefinite lived, tax deductible assets from previous acquisitions.  The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

Loss from Operations

The loss from operations was ($560) thousand for three months ended March 31, 2013, compared to a loss of ($46) thousand in the prior period. The loss from operations was ($1.1) million for six months ended March 31, 2013, compared to a loss of ($424) thousand in the prior period. These increases were primarily attributable to the decreases in web application development services revenue.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net loss	$(687)	$(166)	$(1,329)	$(629)
Provision for income tax	68	48	89	69
Interest expense (income), net	59	72	135	136
Amortization of intangible assets	118	191	274	386
Impairment of intangible asset	-	-	-	281
Depreciation	272	244	540	464
EBITDA	(170)	389	(291)	707
Other amortization	35	40	79	90
Stock based compensation	152	95	279	155
Adjusted EBITDA	$17	$524	$67	$952

The decreases in Adjusted EBITDA are primarily due to the decrease in non-iAPPS related web application development services.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $1.0 million for the six months ended March 31, 2013 compared to cash provided by operating activities of $40 thousand for the prior period.  The increase in cash provided by operating activities is due to an increase in deferred revenue as the majority of our iAPPS ds customers elect annual subscriptions. This increase was offset by lower net income, adjusted for non-cash items such as amortization and depreciation, for the period and an increase in accounts receivable for the three months ending March 31, 2013 as compared to the prior period.

Investing Activities

Cash used in investing activities was $1.1 million for the six months ended March 31, 2013 compared to $888 thousand for the prior period.   The increase is due to $670 thousand in software development expenditures related to significant enhancements of our iAPPS platform, offset by a $0.4 million decrease in spending on equipment and improvements for the six months ended March 31, 2013 as we had two office relocations in the three months ended December 31, 2011.

Financing Activities

Cash used in financing activities was $212 thousand for the six months ended March 31, 2013 compared to $292 thousand for the prior period.  The decrease in cash used by financing activities is primarily due to the payment of $120 thousand in acquired debt in the Magnetic acquisition during the prior period and the increase in proceeds from options and the employee stock purchase program in the current period, offset by an increase in subordinated promissory note payments.

Capital Resources and Liquidity Outlook

We believe that cash generated from operations and our bank line of credit will be sufficient to fund the company’s working capital and capital expenditure needs in the foreseeable future. We may choose to explore additional financing sources if needed to support our merger and acquisition strategy.

In February 2013, the Company amended its loan arrangement (the “2013 Amendment”) with Silicon Valley Bank extending the maturity date of the line of credit for one year to March 31, 2015. The 2013 Amendment also revised certain financial covenants, including the covenants for the three months ending March 31, 2013.  We would not have complied with one of our financial covenants as of December 31, 2012 had the amendment not been completed. We were in compliance with our financial covenents as of March 31, 2013.

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

Commitments and Contingencies

New contractual obligations as of March 31, 2013 that include equipment acquired under capitalized lease agreements were valued at $123 thousand with payments extending through April 2015.

As of March 31, 2013, we had an accrued contingent earnout liability of $1.0 million from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2015.  Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.

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

 During the three months ended March 31, 2013 the carrying value of goodwill increased as a result of a final contingent acquisition payment related to an acquisition completed prior to September 30, 2009, which was recorded as an increase to goodwill in the period it was earned, and the acquisition of MarketNet.

Accounting for Stock-Based Compensation

At March 31, 2013, we maintained one stock-based compensation plan and one employee stock purchase plan which are more fully described in Note 11 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 5, 2012.

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

As of March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                 Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings, except as described below, that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 5, 2012.

Bridgeline Digital, Inc. vs. e.Magination network, LLC and its principal owner, Daniel Roche.

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline seeks damages for accounts receivable allegedly collected by Mr. Roche and e.Magination and used to pay obligations of e.Magination and Mr. Roche (accounts receivable contractually belonging to Bridgeline).  e.Magination and Mr. Roche have asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline has breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline. This lawsuit remains unresolved as of March 31, 2013 and is currently expected to go to trial in June 2013.

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended March 31, 2013. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

During the fiscal quarter ended March 31, 2013, the Company granted 126,500 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.55 per share.

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

Item 5.           Other Information.

On May 14, 2013, the Company amended and restated the employment agreement in place with each of Brett Zucker, the Company’s Executive Vice President and Chief Technology Officer, and Michael Prinn, the Company’s Executive Vice President and Chief Financial Officer.  The amendment to the employment agreement with each executive officer provides each executive with a severance benefit equal to three times the executive’s annual salary in the event the executive’s employment is terminated by the Company without cause or by the executive for good reason within twelve months after a change in control of the Company.  The amendment also revised the definition of what constitutes a termination by the executive for good reason to include termination of employment due to the relocation of the executive’s principal place of employment by more than 30 miles.

The above summary of the amendment to the employment agreements does not purport to be complete and is qualified in its entirety by reference to the full employment agreements, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6.           Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended.

10.1	Employment Agreement with Brett Zucker, dated May 14, 2013

10.2	Employment Agreement with Michael Prinn, dated May 14, 2013

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

May 15, 2013	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

May 15, 2013	/s/ Michael D. Prinn
Date	Michael D. Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation, as amended.

10.1	Employment Agreement with Brett Zucker, dated May 14, 2013

10.2	Employment Agreement with Michael Prinn, dated May 14, 2013

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.