Form 10-Q
period 2013-06-30
Bridgeline Digital, Inc.
filed 2013-08-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of August 9, 2013 was 17,672,281

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2013

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2013

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

 Item 1.                      Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share and per share data)

(Unaudited)

ASSETS	June 30, 2013	September 30, 2012
Current assets:
Cash and cash equivalents	$1,715	$2,126
Accounts receivable and unbilled receivables, net	3,379	3,977
Prepaid expenses and other current assets	954	648
Total current assets	6,048	6,751
Equipment and improvements, net	3,341	2,735
Intangible assets, net	1,029	1,527
Goodwill	21,880	21,545
Other assets	1,676	1,132
Total assets	$33,974	$33,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,265	$1,132
Accrued liabilities	926	1,306
Accrued earnouts, current	322	375
Debt, current	1,541	1,424
Capital lease obligations, current	431	230
Deferred revenue	2,548	1,144
Total current liabilities	7,033	5,611

Accrued earnouts, net of current portion	586	990
Debt, net of current portion	2,501	2,988
Capital lease obligations, net of current portion	604	127
Other long term liabilities	912	1,004
Total liabilities	$11,636	$10,720

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock -$0.001 par value; 20,000,000 shares authorized; 17,672,281 and 15,203,538 shares issued and outstanding,	18	15
Additional paid-in capital	43,066	40,847
Accumulated deficit	(20,609)	(17,716)
Accumulated other comprehensive loss	(137)	(176)
Total stockholders’ equity	22,338	22,970
Total liabilities and stockholders’ equity	$33,974	$33,690

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Web application development services	$4,276	$5,055	$13,614	$15,804
Managed service hosting	409	631	1,456	1,858
Subscription and perpetual licenses	915	686	2,726	1,899
Total revenue	5,600	6,372	17,796	19,561
Cost of revenue:
Web application development services	2,341	2,611	7,566	8,237
Managed service hosting	76	98	224	289
Subscription and perpetual licenses	330	117	770	337
Total cost of revenue	2,747	2,826	8,560	8,863
Gross profit	2,853	3,546	9,236	10,698
Operating expenses:
Sales and marketing	2,275	1,965	6,266	5,526
General and administrative	1,140	923	3,440	2,924
Research and development	515	370	893	1,253
Depreciation and amortization	412	446	1,226	1,296
Impairment of intangible asset	-	-	-	281
Total operating expenses	4,342	3,704	11,825	11,280
Loss from operations	(1,489)	(158)	(2,589)	(582)
Interest income (expense), net	(59)	(98)	(194)	(234)
Loss before income taxes	(1,548)	(256)	(2,783)	(816)
Provision for income taxes	21	21	110	90
Net loss	$(1,569)	$(277)	$(2,893)	$(906)

Net loss per share:
Basic and diluted	$(0.10)	$(0.02)	$(0.19)	$(0.07)
Number of weighted average shares:
Basic and diluted	15,037,767	12,971,259	14,902,419	12,543,019

 The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net Loss	$(1,569)	$(277)	$(2,893)	$(906)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(12)	(27)	39	(63)
Other comprehensive income (loss):	(12)	(27)	39	(63)
Comprehensive loss	$(1,581)	$(304)	$(2,854)	$(969)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,893)	$(906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	391	571
Impairment of intangible asset	-	281
Depreciation	835	725
Other amortization	201	130
Stock-based compensation	334	256
Contingent earnout liability adjustment	(497)	(780)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	562	(76)
Prepaid expenses and other assets	(162)	(18)
Accounts payable and accrued liabilities	(512)	(761)
Deferred revenue	1,381	(9)
Other liabilities	(92)	(205)
Total adjustments	2,441	114
Net cash used by operating activities	(452)	(792)
Cash flows from investing activities:
Equipment and improvements	(545)	(855)
Acquisitions, net of cash acquired	-	(35)
Software development capitalization costs	(739)	(182)
Contingent acquisition payments	(314)	(324)
Net cash used in investing activities	(1,598)	(1,396)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	2,062	2,242
Proceeds from exercise of employee stock options	75	128
Proceeds from employee stock purchase plan	74	-
Borrowings from bank line of credit	725	1,876
Payments on bank term loan	(275)	-
Payments on bank line of credit	(652)	(2,021)
Payments on acquired debt	-	(221)
Payments on subordinated promissory notes	(168)	(138)
Principal payments on capital leases	(241)	(201)
Net cash provided by financing activities	1,600	1,665
Effect of exchange rate changes on cash and cash equivalents	39	(63)
Net decrease in cash and cash equivalents	(411)	(586)
Cash and cash equivalents at beginning of period	2,126	2,528
Cash and cash equivalents at end of period	$1,715	$1,942
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$194	$234
Income taxes	$13	$34
Non cash activities:
Equipment purchased under capital leases	$912	$137
Equipment and other assets included in accounts payable	$-	$13
Accrued contingent consideration (earnouts)	$83	$1,207
Common stock issued in connection with acquisition	$-	$412

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2013, the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012, respectively, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012, respectively, and the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, respectively, are unaudited. The unaudited interim condensed consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2012. These consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at June 30, 2013 and its results of operations for the three and nine months ended June 30, 2013 and 2012, respectively, and its cash flows for the nine months ended June 30, 2013 and 2012, respectively. The results for the three months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending September 30, 2013. The accompanying September 30, 2012 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Subsequent Events

On August 1, 2013 the Company completed the acquisition of Transformational Technologies, Inc., d/b/a Elements Local, a franchise web platform developer based in central coast California. The Company acquired all the outstanding capital stock of Elements Local for consideration consisting of (i) 0.4 million in cash, (ii) 0.6 million in common stock, (iii) the assumption of $0.2 million in debt and (iv) contingent consideration of $1.3 million to be paid in a combination of cash and stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue targets during the period. To the extent that the quarterly revenue target is not met in any particular quarter, the earn-out period will be extended for up to four additional quarters. Subsequent events have been evaluated through the date the accompanying condensed consolidated financial statements were issued.

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

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of June 30, 2013	As of September 30, 2012
Accounts receivable	$3,176	$3,794
Unbilled receivables	280	381
Subtotal	3,456	4,175
Allowance for doubtful accounts	(77)	(198)
Accounts receivable and unbilled receivables, net	$3,379	$3,977

4.   Acquisitions

MarketNet, Inc.

On May 31, 2012, the Company completed the acquisition of MarketNet, Inc. (“MarketNet”), an interactive technology company that provides web application development based in Dallas, Texas. The Company acquired all of the outstanding capital stock of MarketNet for consideration consisting of (i) $20 thousand in cash, (ii) assumption of debt of $244 thousand and (ii) contingent consideration of up to $650 thousand in cash and 204,331 shares of Bridgeline Digital common stock, valued at $250 thousand ($1.22 per share). The cash consideration was reduced by $58 thousand due to the Seller’s inability to meet an agreed upon target for working capital at the time of acquisition and was applied against Marketnet’s earnout payment for the three months ended December 31, 2012. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. MarketNet is also eligible to earn additional bonus equity consideration of 200,000 shares, if annual net revenues of the acquired business exceed a certain threshold in any fiscal year through September 30, 2015. The Company is required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, the Company reduced the initial estimate of $607 thousand for the contingent cash consideration to be achieved and $262 thousand for the contingent stock consideration to be achieved by $8 thousand and $30 thousand, respectively. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets. MarketNet achieved its quarterly revenue and operating income targets for the first two quarterly periods after the acquisition date and its operating income target for the periods ending March 31, 2013 and June 30, 2013.  MarketNet’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date.

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

The Company completed its formal valuation of intangibles acquired in the MarketNet transaction during the three months ended June 30, 2013. As a result, the Company’s initial estimate of $600 thousand allocated to intangible assets was reduced to $480 thousand. $370 thousand was allocated to customer relationships with and estimated useful life of 5 years and $110 thousand allocated to non-compete agreements with an estimated useful life of 7 years.

The goodwill recorded as a result of the Magnetic and MarketNet acquisitions is nondeductible for tax purposes.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following unaudited pro forma financial information reflects the combined results of operations for Bridgeline for the three and nine months ended June 30, 2012, including certain adjustments, as if the acquisition of MarketNet had occurred on October 1, 2011. This information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the period, and is not necessarily indicative of the results which may be obtained in the future (in thousands, except per share data):

	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2013

Total revenue	$6,829	$21,284
Net loss	$(239)	$(920)
Net loss per share:
Basic and diluted	$(0.02)	$(0.07)
Number of weighted average shares:
Basic and diluted	12,988,287	12,560,047

Contingent earnout liabilities for acquisitions completed after September 30, 2009 were recorded at fair value based on valuation models that utilize relevant factors such as estimated probabilities of the acquisitions achieving the performance targets throughout the earnout period. During the three months ended June 30, 2013, total estimated contingent earnout liabilities, cash and stock, were reduced by $181 thousand which comprised $31 thousand of contingent cash earnouts and $150 thousand of contingent stock earnouts. The following table summarizes the changes in accrued earnout liabilities for the nine months ended June 30, 2013:

Balance at September 30, 2012	$1,365
Contingent earnout liability accruals	83
Contingent earnout liability payments	(314)
Contingent earnout reduced by working capital adjustment	(55)
Contingent earnout liability estimate adjustment	(171)
Balance at June 30, 2013	$908

5.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	As of June, 2013
	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-	$-
Customer related	4,126	(2,969)	(281)	876
Non-compete agreements	831	(678)	-	153
Acquired software	362	(362)	-	-
Total intangible assets	$5,345	$(4,035)	$(281)	$1,029

	As of September 30, 2012
	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-	$-
Customer related	4,187	(2,654)	(281)	1,252
Non-compete agreements	877	(602)	-	275
Acquired software	362	(362)	-	-
Total intangible assets	$5,452	$(3,644)	$(281)	$1,527

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Total amortization expense related to intangible assets for the three months ended June 30, 2013 and 2012 was $117 thousand and $194 thousand, respectively, and amortization expense related to intangible assets for the nine months ended June 30, 2013 and 2012 was $391 thousand and $571 thousand, respectively. They are reflected in operating expenses on the Condensed Consolidated Statements of Operations.

6.  Goodwill

Changes in the carrying amount of goodwill follows:

	As of June 30, 2013	As of September 30, 2012
Balance at beginning of period	$21,545	$20,122
Acquisitions	-	1,175
Contingent acquisition payments	83	248
Purchase price allocation adjustments	252	-
Balance at end of period	$21,880	$21,545

7.   Debt

Bank Term Loan

In March 2010, the Company entered into an Amended and Restated Loan and Security Agreement SVB (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement has a two year term which expired on March 31, 2012. In May 2011, the Company amended its loan arrangement (the “Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2013. The Amendment also revised certain financial covenants and amended the out of formula borrowings to be structured as a $2 million term loan and interest on the term loan will be at SVB’s prime rate plus 1.75%. In May 2012, the Company amended its loan agreement (the “2012 Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2014. The 2012 Amendment also revised certain financial covenants. In February 2013, the Company amended its loan agreement (the “February 2013 Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2015. The 2013 Amendment also revised certain financial covenants. The Company would not have been in compliance with one of its covenants for the three months ended December 31, 2012 if the amendment was not completed. The Company was compliant with its financial covenants as of March 31, 2013. In July 2013, the Company amended its loan arrangement (the “July 2013 Amendment”) with Silicon Valley Bank. The July 2013 Amendment increased the borrowing availability on accounts receivable, revised certain financial covenants, and increased the interest rate on the line of credit from prime plus 1.25% to prime plus 2.25% and increased the interest rate on the term loan from prime plus 1.75% to prime plus 2.75%. Both these rates may return to the previous levels upon achievement of certain financial measures. In addition, the repayment schedule for the term loan was accelerated to end in April 2014. There was $611 thousand remaining on the term loan as of June 30, 2013. The July 2013 Amendment also included a waiver by Silicon Valley Bank of certain financial covenant defaults. The Company would not have been in compliance with certain of its financial covenants as of June 30, 2013 if the July 2013 Amendment was not completed and the waiver was not granted.

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

Debt consists of the following:

	As of June 30, 2013	As of September 30, 2012
Line of credit borrowings	$3,230	$3,182
Bank term loan	642	892
Subordinated promissory notes	170	338
Total debt	$4,042	$4,412
Less current portion	$1,541	$1,424
Long term debt, net of current portion	$2,501	$2,988

8.   Other Long Term Liabilities

Deferred Rent

In connection with new leases for the Company’s headquarters in Burlington, Massachusetts and a new location in New York, the Company made investments in leasehold improvements at these locations of approximately $1.4 million, of which the respective landlords funded approximately $857 thousand. The capitalized leasehold improvements are being amortized over the initial lives of each lease. The improvements funded by the landlords are treated as lease incentives. Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Condensed Consolidated Balance Sheet. As of June 30, 2013, $120 thousand was reflected in Accrued Liabilities and $549 thousand is reflected in Other Long Term Liabilities. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases.

9.   Shareholder’s Equity

Common Stock

On June 16, 2013 the Company sold 2,300,000 shares of common stock at $1.00 per share for gross proceeds of $2.3 million in a private placement. Net proceeds to the Company after offering expenses were approximately $2.1 million. In addition, the Company issued the investors and the placement agent and its affiliates five year warrants to purchase an aggregate of 690,000 shares of Bridgeline’s common stock at a price equal to $1.25 per share. The Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

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

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 204,331 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. In addition, MarketNet is also eligible to earn additional bonus equity consideration of 200,000 shares of Bridgeline Digital common stock if a certain annual revenue threshold is met in any fiscal year during the next three years. As of June 30, 2013, the sole stockholder of MarketNet had earned 51,084 shares of common stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 166,666 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of Magnetic. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. As of June 30, 2013, the sole stockholder of Magnetic had earned 97,223 shares of common stock.

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 300,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 150,000 shares. During the nine months ended June 30, 2013, 56,112 shares were purchased by employees.

Common Stock Warrants

On June 16, 2013, the Company issued five year warrants to the investors and the placement agent in the Company’s private placement. The warrants are exercisable to purchase 690,000 shares of the Company’s common stock at a price equal to $1.25 per share.

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

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding, September 30, 2012	2,989,620	$0.86	331,931	$1.42
Granted	441,500	$1.63	690,000	$1.25
Exercised	(83,532)	$0.90	(22,599)	$1.45
Forfeited or expired	(268,505)	$1.25	(41,401)	$1.45
Outstanding, June 30, 2013	3,079,083	$0.94	957,931	$1.30

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

10.  Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss for nine months ended June 30, 2013 (in thousands):

Cumulative Foreign Currency Translation Adjustment

Balance at September 30, 2012	$(176)
Current period other comprehensive income	39
Balance at June 30, 2013	$(137)

11.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,569)	$(277)	$(2,893)	$(906)
Weighted average common shares outstanding - basic	15,038	12,971	14,902	12,543
Effect of dilutive securities (primarily stock options)	-	-	-	-
Weighted average common shares outstanding - diluted	15,038	12,971	14,902	12,543

Net loss per share - basic and diluted	$(0.10)	$(0.02)	$(0.19)	$(0.07)

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “ treasury stock” method.

For the three months ended June 30, 2013, options and warrants to purchase shares of the Company’s common stock of 923,205 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also excluded for the three months ended June 30, 2013 were 994,662 contingent shares to be issued in connection with prior acquisitions.

For the nine months ended June 30, 2013, options and warrants to purchase shares of the Company’s common stock of 1,260,430 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also excluded for the three months ended June 30, 2013 were 994,662 contingent shares to be issued in connection with prior acquisitions.

For the three months ended June 30, 2012, options and warrants to purchase shares of the Company’s common stock of 1,328,518 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were 1,118,331 contingent shares to be issued in connection with the prior acquisitions.

For the nine months ended June 30, 2012, options and warrants to purchase shares of the Company’s common stock of 378,795 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were 1,118,331 contingent shares to be issued in connection with the prior acquisitions.

12.  Income Taxes

Income tax expense was $21 thousand for the three months ended June 30, 2013 and 2012. Income tax expense consists of the estimated liability for federal, state and foreign income taxes owed by the Company, including the alternative minimum tax and deferred tax liabilities related to indefinite-lived, tax deductible goodwill acquired in previous acquisitions.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

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

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline sought damages for accounts receivable allegedly collected by Mr. Roche and e.Magination and used to pay obligations of e.Magination and Mr. Roche (accounts receivable contractually belonging to Bridgeline).  e.Magination and Mr. Roche asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline had breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline. In the latter half of the three months ended June 30, 2013 the parties entered into a settlement agreement pursuant to which Bridgeline will pay Mr. Roche a total of $300 thousand, $163 thousand, which was accrued as of June 30, 2013 in accrued liabilities and general and administrative expenses on the Condensed and Consolidated Balance Sheets and Condensed and Consolidated Statements of Operations, respectively, and the payment of previously earned contingent consideration which was accrued at the date of acquisition. These amounts are to be paid over 18 months beginning August 2013.

15.  Subsequent Event

On August 1, 2013 the Company completed the acquisition of Transformational Technologies, Inc., d/b/a Elements Local, a franchise web platform developer based in central coast California. The Company acquired all the outstanding capital stock of Elements Local for consideration consisting of (i) 0.4 million in cash, (ii) 0.6 million in common stock, (iii) the assumption of $0.2 million in debt and (iv) contingent consideration of $1.3 million to be paid in a combination of cash and stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue targets during the period. To the extent that the quarterly revenue target is not met in any particular quarter, the earn-out period will be extended for up to four additional quarters. Subsequent events have been evaluated through the date the accompanying condensed consolidated financial statements were issued.

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

In fiscal 2012 Bridgeline Digital announced the release of a new product, iAPPS ds (“distributed subscription”), a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPS ds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. On August 1, 2013, we acquired franchise web developer Transformational Technologies, Inc., d/b/a Elements Local (“Elements Local”), expanding Bridgeline Digital’s presence in the franchise market place. Please see Acquisitions section for more detail on the Elements Local acquisition.

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

Customer Information

We currently have over 2,500 customers. For the three and nine months ended June 30, 2013 and 2012 no customer represented 10% or more of total revenue.

Acquisitions

Elements Local

On August 1, 2013 we completed the acquisition of Transformational Technologies, Inc, d/b/a Elements Local, a franchise web platform developer based in central coast California. Elements Local has developed a SaaS platform that incorporates brand reputation management tools, web content management, social media, marketing and web analytics. Elements Local is a respected web platform brand and we believe the acquisition will both strengthen the iAPPS ds brand and accelerate our penetration into the Franchise market. Elements Local currently has 35 franchisor customers with approximately 3,200 franchises on their platform, including national franchise brands such as SportsClips®, MAACO®, Glass Doctor®, Molly Maids® and Mr. Handyman®. We acquired all the outstanding capital stock of Elements Local for consideration consisting of (i) 0.4 million in cash, (ii) 0.6 million in common stock, (iii) the assumption of $0.2 million in debt and (iv) contingent consideration of $1.3 million to be paid in a combination of cash and stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue targets during the period. To the extent that the quarterly revenue target is not met in any particular quarter, the earn-out period will be extended for up to four additional quarters. We are required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance.

MarketNet, Inc.

On May 31, 2012, we completed the acquisition of MarketNet, Inc. (“MarketNet”), an interactive technology company that provides web application development based in Dallas, Texas. We acquired all of the outstanding capital stock of MarketNet for consideration consisting of (i) $20 thousand in cash, (ii) assumption of debt of $244 thousand and (ii) contingent consideration of up to $650 thousand in cash and 204,331 shares of Bridgeline Digital common stock, valued at $250 thousand ($1.22 per share). The cash consideration was reduced by $58 thousand due to the Seller’s inability to meet an agreed upon target for working capital at the time of acquisition and was applied against MarketNet’s earnout payment for the three months ended December 31, 2012. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. MarketNet is also eligible to earn additional bonus equity consideration of 200,000 shares, if annual net revenues of the acquired business exceed a certain threshold in any fiscal year through September 30, 2015. We are required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, we reduced the initial estimate of $607 thousand for the contingent cash consideration to be achieved and $262 thousand for the contingent stock consideration to be achieved by $8 thousand and $30 thousand, respectively. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets. MarketNet achieved its quarterly revenue and operating income targets for the first two quarterly periods after the acquisition date and the operating income targets for the two periods ended March 31, 2013 and June 30, 2013.  MarketNet’s operating results are reflected in our condensed consolidated financial statements as of the acquisition date.

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

Results of Operations for the Three and Nine months ended June 30, 2013 compared to the Three and Nine months ended June 30, 2012

Total revenue for the three months ended June 30, 2013 was $5.6 million compared with $6.4 million for the prior period.  We had a net loss of ($1.6) million for the three months ended June 30, 2013 compared with net loss of ($277) thousand for the prior period.  Net loss per share was ($0.10) for the three months ended June 30, 2013 compared to ($0.02) for the prior period.

Total revenue for the nine months ended June 30, 2013 was $17.8 million compared with $19.6 million for the prior period.  We had a net loss of ($2.9) million for the nine months ended June 30, 2013 compared with net loss of ($906) thousand for the prior period.  Net loss per share was ($0.19) for the nine months ended June 30, 2013 compared to ($0.07) for the prior period.

The following table sets forth the percentages of revenue for items included in our unaudited condensed consolidated statement of operations presented in our Quarterly Reports on Form 10-Q for the periods presented.

Revenue:	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ Change	% Change	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	$ Change	% Change
Web application development services
iAPPS application development services	$3,384	$3,354	30	1%	$10,359	$9,893	466	5%
% of total revenue	60%	53%			58%	51%
Other application development services	892	1,701	(809)	(48% )	3,256	5,911	(2,655)	(45%	)
% of total revenue	16%	27%			18%	30%
Subtotal web application development services	4,276	5,055	(779)	(15% )	13,615	15,804	(2,189)	(14%	)
% of total revenue	76%	79%			77%	81%
Managed service hosting	409	631	(222)	(35% )	1,456	1,858	(402)	(22%	)
% of total revenue	7%	10%			8%	9%
Subscription and perpetual licenses	915	686	229	33%	2,726	1,899	827	44%
% of total revenue	16%	11%			15%	10%
Total revenue	5,600	6,372	(772)	(12% )	17,797	19,561	(1,764)	(9%	)
Cost of revenue:
Web application development services
iAPPS application development costs	1,795	1,512	283	19%	5,485	4,651	834	18%
% of iAPPS application development revenue	53%	45%			53%	47%
Other application development costs	546	1,099	(553)	(50% )	2,081	3,586	(1,505)	(42%	)
% of other application development revenue	61%	65%			64%	61%
Subtotal web application development costs	2,341	2,611	(270)	(10% )	7,566	8,237	(671)	(8%	)
% of web application development services revenue	55%	52%			56%	52%
Managed service hosting	76	98	(22)	(22% )	224	289	(65)	(22%	)
% of managed service hosting revenue	19%	16%			15%	16%
Subscription and perpetual licenses	330	117	213	182%	770	337	433	128%
% of subscription and perpetual revenue	36%	17%			28%	18%
Total cost of revenue	2,747	2,826	(79)	(3% )	8,560	8,863	(303)	(3%	)
Gross profit	2,853	3,546	(693)	(20% )	9,237	10,698	(1,461)	(14%	)
Gross profit margin	51%	56%			52%	55%
Operating expenses:
Sales and marketing	2,275	1,965	310	16%	6,266	5,526	740	13%
% of total revenue	41%	31%			35%	28%
General and administrative	1,140	923	217	24%	3,440	2,924	516	18%
% of total revenue	20%	14%			19%	15%
Research and development	515	370	145	39%	893	1,253	(360)	(29%	)
% of total revenue	9%	6%			5%	6%
Depreciation and amortization	412	446	(34)	(8% )	1,226	1,296	(70)	(5%	)
% of total revenue	6%	7%			7%	7%
Impairment of intangible asset	-	-	-	0%	-	281	(281)	(100%	)
% of total revenue	0%	0%			0%	1%
Total operating expenses	4,342	3,704	638	17%	11,825	11,280	545	5%

Loss from operations	(1,489)	(158)	(1,331)	842%	(2,588)	(582)	(2,006)	345%
Interest income (expense) net	(59)	(98)	39	(40% )	(194)	(234)	40	(17%	)
Loss before income taxes	(1,548)	(256)	(1,292)	505%	(2,782)	(816)	(1,966)	241%
Provision for income taxes	21	21	-	0%	110	90	20	22%
Net loss	$(1,569)	$(277)	$(1,292)	466%	$(2,892)	$(906)	$(1,986)	219%
Adjusted EBITDA	$(899)	$429	$(1,328)	(310% )	$(828)	$1,381	$(2,209)	(160%	)

Revenue

Our revenue is derived from three sources: (i) web application development services (ii) managed service hosting and (iii) subscription and perpetual licenses.

Web Application Development Services

Web application development services revenue is comprised of iAPPS development related services and other web development related services generated from non iAPPS related engagements.

Revenue from iAPPS application development services in the three months ended June 30, 2013 increased $30 thousand, or 1%, to $3.4 million compared to the prior period. Revenue from non-iAPPS application development services decreased $809 thousand, or 48%, compared to the prior period. The decrease in non-iAPPS application development services is due to our continued concentration on selling higher-margin iAPPS related engagements to both new and existing customers. As a result, total revenue from web application development services for the three months ended June 30, 2013, decreased $779 thousand, or 15%, to $4.3 million compared to the prior period.

Web application development services revenue as a percentage of total revenue for the three months ended June 30, 2013 decreased to 76% from 79% compared to the prior period.  The decrease is attributable to the decrease in web application development services revenue discussed above and an increase in iAPPS license related revenue.

Revenue from iAPPS application development services in the nine months ended June 30, 2013 increased $0.5 million, or 5%, to $10.4 million compared to the prior period.  The increase in iAPPS related revenue is due to the expansion of our iAPPS customer base by selling more iAPPS licenses, which was offset by longer than expected implementation times as the size and scope of iAPPS related projects has increased. Revenue from non-iAPPS application development services decreased $2.7 million, or 45%, compared to the prior period. The decrease in non-iAPPS application development services is due to our continued concentration on selling higher-margin iAPPS engagements to both new and existing customers. As a result, total revenue from web application development services for nine months ended June 30, 2013, decreased $2.2 million, or 14%, to $13.6 million compared to the prior period.

Web application development services revenue as a percentage of total revenue for the nine months ended June 30, 2013 decreased to 77% from 81% compared to the prior period.  The decrease is attributable to the decrease in web application development services revenue discussed above and an increase in iAPPS related license revenue.

Managed Service Hosting

Revenue from managed service hosting for the three months ended June 30, 2013 decreased $222 thousand, or 35%, to $409 thousand compared to the prior period.   The decrease is due to our efforts to engage with customers that are aligned with our core competencies and proactively end engagements with a number of smaller hosting customers obtained through previous acquisitions.

Managed services revenue as a percentage of total revenue for the three months ended June 30, 2013 decreased to 7% from 10% compared to the prior period due to the decrease in managed services revenue discussed above.

Revenue from managed service hosting for the nine months ended June 30, 2013 decreased $402 thousand, or 22%, to $1.5 million compared to the prior period.   The decrease is due to our efforts to engage with customers that are aligned with our core competencies and proactively end our engagements with a number of smaller hosting customers obtained through previous acquisitions.

Managed services revenue as a percentage of total revenue for the nine months ended June 30, 2013 decreased to 8% from 9% compared to the prior period due to the decrease in managed services revenue discussed above.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses for the three months ended June 30, 2013 increased $0.2 million, or 33%, to $0.9 million compared to the prior period.  The increase is due to license revenues from our new product, iAPPS ds, increases in iAPPS SaaS licenses sold, incremental non-iAPPS SaaS licenses from our acquisition of MarketNet and incremental annual maintenance revenue.

Subscription and perpetual license revenue as a percentage of total revenue for the three months ended June 30, 2013 increased to 16% from 11% compared to the prior period and a result of the increased license sales and revenues discussed above.

Revenue from subscription and perpetual licenses for the nine months ended June 30, 2013 increased $0.8 million, or 44%, to $2.7 million compared to the prior period.  The increase is due to license revenues from our new product, iAPPS ds, increases in iAPPS SaaS licenses sold, incremental non-iAPPS SaaS licenses from our acquisition of MarketNet and incremental annual maintenance revenue.

Subscription and perpetual license revenue as a percentage of total revenue for the nine months ended June 30, 2013 increased to 15% from 10% compared to the prior period and a result of the increased license sales and revenues discussed above.

Costs of Revenue

Total cost of revenue for the three months ended June 30, 2013 decreased $80 thousand, or 3%, to $2.7 million compared to the prior period. Total cost of revenue for the nine months ended June 30, 2013 decreased $0.3 million, or 3%, to $8.6 million compared to the prior period. These decreases are primarily due to a reduction of labor costs and, to a lesser extent, efficiencies in costs for managed service hosting as we continue to make investments in our co-managed network operation center to support our core iAPPS customer base. These reductions in cost were offset by an increase in costs of subscription and perpetual licenses.

Cost of Web Application Development Services

Cost of web application development for the three months ended June 30, 2013 decreased $0.3 million, or 10%, to $2.3 million compared to the prior period. Cost of web application development for the nine months ended June 30, 2013 decreased $0.7 million, or 8%, to $7.6 million compared to the prior period. The decreases in both periods are due to reduced labor costs.

The cost of web application development services as a percentage web application development services revenue increased for both the three and nine months ended June 30, 2013 when compared to prior periods due to the decreases in non-iAPPS web application development revenue in both periods.

Cost of Managed Service Hosting

Cost of managed service hosting for the three months ended June 30, 2013 decreased $22 thousand, or 22%, to $76 thousand compared to the prior period. Cost of managed service hosting for the nine months ended June 30, 2013 decreased $65 thousand, or 22%, to $224 thousand compared to the prior period. The decreases in managed service hosting costs for both periods are due to cost efficiencies as we continue to consolidate hosting engagements on to our co-managed network operations center, reducing third party hosting costs.

The cost of managed service hosting as a percentage of managed service hosting revenue increased in the three months ended June 30, 2013 compared to the prior period due to an increase in the aforementioned ending of engagements with a number of smaller hosting customers obtained through previous acquisitions.

The cost of managed service hosting as a percentage of managed service hosting revenue decreased in the nine months ended June 30, 2013 compared to the prior period due to cost savings from consolidating hosting arrangements on to our co-managed network operations center.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses for the three months ended June 30, 2013 increased $0.2 million, or 182%, compared to the prior period. This is primarily due to the 33% increase in subscription and perpetual license revenue as more of the direct costs associated with our co-managed network operations center are being used to support subscription license revenue and software amortization costs of $90 thousand related to significant enhancements to our iAPPS platform that began in April 2013.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue for the three months ended June 30, 2013 increased to 36% from 17% compared to the prior period.  This is primarily due to a decrease in perpetual license sales when compared to the prior period as perpetual licenses sales can fluctuate from quarter to quarter and have a significantly lower direct cost than subscription licenses and an increase in software amortization.

Cost of subscription and perpetual licenses for the nine months ended June 30, 2013 increased $0.4 million, or 128%, compared to the prior period. This is primarily due to the 44% increase in subscription and perpetual license revenue as more of the direct costs associated with our co-managed network operations center are being used to support subscription license revenue, software amortization costs of $90 thousand related to significant enhancements to our iAPPS platform that began in April 2013, investments made in our co-managed network operations center during the period and, to a lesser extent, incremental costs on lower margin, non-iAPPS SaaS licenses from the MarketNet acquisition.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue for the nine months ended June 30, 2013 increased to 28% from 18% compared to the prior period.  This is primarily due to a decrease in perpetual license sales when compared to the prior period as perpetual licenses sales can be lumpy and have a significantly lower direct cost than subscription licenses and an increase in software amortization.

We expect the increase in costs of subscription and perpetual licenses as a percentage of license revenue to be temporary and should begin to decrease in the three months ended September 30, 2013 due to the acquisition of Elements Local and the expansion of our iAPPS customer base by selling more iAPPS licenses, including iAPPS ds.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2013 increased $310 thousand, or 16%, to $2.3 million compared to the prior period.  The increase is due to incremental sales and marketing expenses from the acquisition of MarketNet and an increase in sales and marketing related investments as we continue to focus on marketing our iAPPS web engagement products, including iAPPS ds.

Sales and marketing expenses as a percentage of total revenue for the three months ended June 30, 2013 increased to 41% from 31% compared to the prior period. This is due to the decrease in non-iAPPS application development revenue for the same period and the increase in expenses described above.

Sales and marketing expenses for the nine months ended June 30, 2013 increased $740 thousand, or 13%, to $6.3 million compared to the prior period.  The increase is due to incremental sales and marketing expenses from the acquisition of MarketNet and an increase in marketing related expenses as we continue to focus on marketing our iAPPS products, including our new product, iAPPS ds.

Sales and marketing expenses as a percentage of total revenue for the nine months ended June 30, 2013 increased to 35% from 28% compared to the prior period. This is due to the decrease in non-iAPPS application development revenue for the same period and the increase in expenses described above.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 increased $217 thousand, or 24%, to $1.1 million compared to the prior period.    The increase was primarily due to costs associated with the settlement of Bridgeline Digital, Inc. vs. e.Magination network, LLC and its principal owner, Daniel Roche, which is described in further detail in Part II – Other Information: Legal Proceedings.

General and administrative expenses as a percentage of total revenue for the three months ended June 30, 2013 increased to 20% from 14% compared to the prior period. This is due to the decrease in non-iAPPS application development revenue for the same period.

General and administrative expenses for the nine months ended June 30, 2013 increased $516 thousand, or 18%, to $3.4 million compared to the prior period.    This was due to expenses associated with the settlement referred to above and the prior period reflecting a larger reduction of expense for changes in estimate of settlement of contingent earnout payments from prior acquisitions that, in our estimation, will not be achieved.

General and administrative expenses as a percentage of total revenue for the nine months ended June 30, 2013 increased to 19% from 15% compared to the prior period. This was due to the increase in expense discussed above and the decrease non-iAPPS application development revenue for the same period.

Research and Development

Research and development expense for the three months ended June 30, 2013 increased by $145 thousand, or 39%, to $515 thousand compared to the prior period.  The increase in research and development expense is due to a decrease in capitalization of $113 thousand of software development costs in the three months ended June 30, 2013 compared to the prior period. Beginning in May 2012, we began capitalizing costs related to enhancements to our iAPPS product platform, iAPPS V.5, which was released in the current period. The remainder of the increase is due to incremental costs associated with the release of iAPPS V.5. Software development costs capitalized in the current period were $69 thousand and were related to internal projects.

Research and development expense as a percentage of total revenue for the three months ended June 30, 2013 increased to 9% from 6% compared to the prior period. This was due the capitalization of costs discussed above.

Research and development expense for the nine months ended June 30, 2013 decreased by $360 thousand, or 29%, to $893 thousand compared to the prior period.  The decrease in research and development expense is due to the capitalization of $670 thousand of software development costs related to enhancements to our iAPPS product platform in the first six months of 2013. Software development costs capitalized in the prior period were $182 thousand.

Research and development expense as a percentage of total revenue for the three months ended June 30, 2013 decreased to 5% from 6% compared to the prior period. This was due the capitalization of costs discussed above.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2013 decreased by $34 thousand, or 8%, compared to the prior period.  This decrease was due to several intangibles from previous acquisitions reaching the end of their useful life since March 31, 2012, offset by incremental expense from the MarketNet acquisition.

Depreciation and amortization as a percentage of revenue were 6% and 7% for the three months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization expense for the nine months ended June 30, 2013 decreased by $70 thousand, or 5%, compared to the prior period.  This decrease was due to several intangibles from previous acquisitions reaching the end of their useful life since March 31, 2012, offset by incremental expense from the MarketNet acquisition.

Depreciation and amortization as a percentage of revenue were 7% for both the nine months ended June 30, 2013 and 2012.

Impairment of Intangible Assets

In the first quarter of fiscal 2012, the Company stopped servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC. It was therefore determined that a portion of the customer list was impaired.

Income Taxes

The provision for income tax expense was $21 thousand for the three months ended June 30, 2013 and 2012.  The provision for income tax expense was $110 thousand for the nine months ended June 30, 2013 compared to $90 thousand for the prior period. This increase is due to deferred tax liabilities related to indefinite lived, tax deductible assets from previous acquisitions.

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

Loss from Operations

The loss from operations was ($1.5) million for three months ended June 30, 2013, compared to a loss of ($158) thousand in the prior period. The loss from operations was ($2.6) million for nine months ended June 30, 2013, compared to a loss of ($582) thousand in the prior period. These increases were primarily attributable to the decrease in non-iAPPS application development services revenue.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,569)	$(277)	$(2,893)	$(906)
Provision for income tax	21	21	110	90
Interest expense (income), net	59	98	194	234
Amortization of intangible assets	118	184	390	571
Impairment of intangible asset	-	-	-	281
Depreciation	295	262	836	725
EBITDA	(1,076)	288	(1,363)	995
Other amortization	122	40	201	130
Stock based compensation	55	101	334	256
Adjusted EBITDA	$(899)	$429	$(828)	$1,381

The decreases in Adjusted EBITDA are primarily due to the decrease in non-iAPPS application development services.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used by operating activities was $452 thousand for the nine months ended June 30, 2013 compared to cash used by operating activities of $792 thousand for the prior period.  The decrease in cash used by operating activities is due to an increase in deferred revenue as the majority of our iAPPS ds customers elect annual subscriptions. This increase was offset by lower net income, adjusted for non-cash items such as amortization and depreciation, compared to the prior period.

Investing Activities

Cash used in investing activities was $1.6 million for the nine months ended June 30, 2013 compared to $1.4 million for the prior period.   The increase is due to $557 thousand of additional software development expenditures related to significant enhancements of our iAPPS platform in the current period, offset by a $310 thousand decrease in spending on equipment and improvements for the nine months ended June 30, 2013 as we had two office relocations in the three months ended December 31, 2011.

Financing Activities

Cash provided by financing activities was $1.6 million for the nine months ended June 30, 2013 compared to $1.7 million for the prior period.  The decrease in cash provided by financing activities is primarily due to smaller proceeds from the sale of common stock during the nine months ended June 30, 2013 compared to the prior period, offset by the payment of $221 thousand in acquired debt in the Magnetic and Marketnet acquisitions during the prior period.

In June 2013 we sold 2.3 million shares of common stock in a private placement with proceeds, net of issuance costs, of $2.1 million. The company also issued 690,000 warrants as part of the private placement with a strike price of $1.25.

Capital Resources and Liquidity Outlook

Due to the unexpected accelerated decrease in non-iAPPS application development services and additional investments required for our SaaS environment housed in our co-managed networks operations center, the proceeds from the June 2013 private placement were primarily used for operations and investing activities. We believe that cash generated from operations and the increase in borrowing availability on our bank line of credit will be sufficient to fund the company’s working capital and capital expenditure needs in the foreseeable future. We may choose to explore additional financing sources if needed to support our merger and acquisition strategy.

In February 2013, the Company amended its loan arrangement (the “ February 2013 Amendment”) with Silicon Valley Bank extending the maturity date of the line of credit for one year to March 31, 2015. The February 2013 Amendment also revised certain financial covenants, including the covenants for the three months ending June 30, 2013. We would not have complied with one of our financial covenants as of December 31, 2012 had the amendment not been completed. We were in compliance with our financial covenants as of March 31, 2013. In July 2013, the Company amended its loan arrangement (the “July 2013 Amendment”) with Silicon Valley Bank. The July 2013 Amendment increased our borrowing availability on accounts receivable, revised certain financial covenants, and increased the interest rate on our line of credit from prime plus 1.25% to prime plus 2.25% and increased the interest rate on our term loan from prime plus 1.75% to prime plus 2.75%. Both these rates may return to the previous levels upon achievement of certain financial measures. In addition, the repayment schedule for the term was accelerated to end in April 2014 from April 2015. There was $611 thousand remaining on the term loan as of June 30, 2013. The July 2013 Amendment also included a waiver by Silicon Valley Bank of certain financial covenant defaults. The Company would not have been in compliance with certain of its financial covenants as of June 30, 2013 if the July 2013 Amendment was not completed and the waiver was not granted

Off-Balance Sheet Arrangements

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

Commitments and Contingencies

New contractual obligations as of June 30, 2013 that include equipment acquired under capitalized lease agreements were valued at $0.8 million with payments extending through July 2015.

As of June 30, 2013, we had an accrued contingent earnout liability of $0.9 million from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2015. Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.

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

 During the three months ended June 30, 2013 the carrying value of goodwill increased as a result of a final contingent acquisition payment related to an acquisition completed prior to September 30, 2009, which was recorded as an increase to goodwill in the period it was earned, and the acquisition of MarketNet.

Accounting for Stock-Based Compensation

At June 30, 2013, we maintained one stock-based compensation plan and one employee stock purchase plan which are more fully described in Note 11 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 5, 2012.

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

As of June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  Bridgeline sought damages for accounts receivable allegedly collected by Mr. Roche and e.Magination and used to pay obligations of e.Magination and Mr. Roche (accounts receivable contractually belonging to Bridgeline).  e.Magination and Mr. Roche asserted counterclaims against Bridgeline and Thomas Massie alleging that Bridgeline had breached Mr. Roche’s employment agreement by improperly terminating Mr. Roche for cause and also alleging breach of the Asset Purchase Agreement by Bridgeline. In the latter half of the three months ended June 30, 2013 the parties entered into a settlement agreement pursuant to which Bridgeline will pay Mr. Roche a total of $300 thousand, $163 thousand, which was accrued as of June 30, 2013 in accrued liabilities and general and administrative expenses on the Condensed and Consolidated Balance Sheets and Condensed and Consolidated Statements of Operations, respectively, and the payment of previously earned contingent consideration which was accrued at the date of acquisition. These amounts are to be paid over 18 months beginning August 2013.

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended June 30, 2013, other than sales of unregistered securities during the quarter ended June 30, 2013 that were previously disclosed on Form 8-K.. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

During the fiscal quarter ended June 30, 2013, the Company granted 50,000 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.09 per share.

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

10.1

Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013).

10.2	Form of Common Stock Purchase Warrant issued to investors, dated June 19, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 24, 2013).

10.3	Form of Common Stock Purchase Warrant issued to placement agent, dated June 19, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 24, 2013).

10.4	Seventh Loan Modification Agreement dated February 11, 2013 between Bridgeline Digital, Inc., Bridgeline Intelligence Group, Inc. and Silicon Valley Bank.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

August 14, 2013	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

August 14, 2013	/s/ Michael D. Prinn
Date	Michael D. Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

10.1

Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013).

10.2	Form of Common Stock Purchase Warrant issued to investors, dated June 19, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 24, 2013).

10.3	Form of Common Stock Purchase Warrant issued to placement agent, dated June 19, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 24, 2013).

10.4	Seventh Loan Modification Agreement dated February 11, 2013 between Bridgeline Digital, Inc., Bridgeline Intelligence Group, Inc. and Silicon Valley Bank.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.