Form 10-K
period 2013-09-30
Bridgeline Digital, Inc.
filed 2013-12-20
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $17,336,517 based on the closing price of $1.27 of the issuer’s common stock, par value $.001 per share, as reported by the NASDAQ Stock Market on March 28, 2013

On December 02, 2013, there were 18,328,987 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2013 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended September 30, 2013, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I

Item 1.   Business.

Overview

Bridgeline Digital enables its customers to maximize the performance of their mission critical websites, intranets, and online stores. Bridgeline is the developer of the award-winning iAPPS® Web Engagement Management (WEM) product platform and related digital solutions. The iAPPS platform deeply integrates web content management, eCommerce, eMarketing, social media management and web analytics capabilities within the heart of websites or online to help marketers deliver web experiences that attract, engage, and convert their customers across all digital channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs.

In fiscal 2012 Bridgeline Digital announced the release of iAPPSds (“distributed subscription”), a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management platform that provides superior oversight of corporate branding while allowing franchises to modify local content and execute local digital marketing initiatives. iAPPSds deeply integrates content management, eCommerce, eMarketing, social media management and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. On August 1, 2013, we acquired franchise web platform developer ElementsLocal, expanding Bridgeline Digital’s presence in the franchise market place. Please see Acquisitions section for more detail on the ElementsLocal acquisition.

The iAPPS platform is delivered either through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support, or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s co-managed hosting facility.

In 2013, KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2012. iAPPS Content Manager and iAPPS Commerce were selected as finalists for the 2013 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2013 the Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites.  In addition, in 2013 Bridgeline Digital won fifteen Horizon Interactive Awards for outstanding development of web applications and websites and B2B Magazine has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is in Burlington, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Atlanta, GA; Baltimore, MD; Boston, MA; Chicago, IL; Dallas, TX; Denver, CO; New York, NY; San Diego, CA; San Luis Obispo, CA; and Tampa, FL.  The Company has one wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

Highlights of Fiscal 2013

Financial

●	Total iAPPS related revenue increased 13% to $18.8 million in fiscal 2013 from $16.6 million in fiscal 2012

●	Total subscription and perpetual license revenue increased $1.5 million, or 59%, compared to fiscal 2012

●	Recurring revenue, which reflects amounts that are contractually due to Bridgeline, increased 23% to $5.1 million in fiscal 2013 from $4.2 million in fiscal 2012

●	Non-iAPPS revenue decreased 44%, or $4.3 million in fiscal 2013 compared to fiscal 2012.

Acquisitions, and Product Enhancements

●

In the third quarter of fiscal 2012 Bridgeline released iAPPS version 5.0 which offered cross-channel interface, personalized to the user and their tasks, mobile & tablet friendly editing for publishing content, video publishing, built-in translation services and other enhancements that allow users to add or change content without needing a developer

●	In the fourth quarter of fiscal 2013, we acquired ElementsLocal, a franchise web platform developer, expanding our presence in the franchise marketplace

Products and Services

Products

Subscription and Perpetual Licenses

Revenue from sales of both on-demand SaaS web tools and perpetual licenses is reported as subscription and perpetual licenses in the accompanying consolidated financial statements.

iAPPS Platform

The iAPPS platform provides a unified common set of shared software modules that are critical to today’s mission critical websites, on-line stores, intranets, extranets, and portals. The iAPPS platform empowers companies and developers to create websites, web applications and online stores with advanced business logic, state-of-the-art graphical user interfaces, and improved quality.

The iAPPS platform is a Web Engagement Management (WEM) platform that unifies web content management, web Analytics, eCommerce, social media management and eMarketing capabilities deep within the websites, intranets or online stores in which they reside, enabling customers to enhance and optimize the value of their web properties and better engage their website users. The iAPPS platform significantly enhances WEM and Customer Experience Management (CXM) capabilities.

The iAPPS platform includes:

●

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

●

iAPPS Commerce is an online B2B and B2C eCommerce solution that allows users to maximize and manage all aspects of their domestic and international Commerce initiatives. The customizable dashboard provides customers with a real-time overview of the performance of their online stores, including sales trends, demographics, profit margins, inventory levels, inventory alerts, fulfillment deficiencies, average check out times, potential production issues, and delivery times. iAPPS Commerce also provides backend access to payment and shipping gateways. In combining iAPPS Commerce with iAPPS Analyzer and iAPPS Marketier, our customers can take their Commerce initiatives to an advanced level by personalizing their product offerings, improving their marketing effectiveness, providing value-added services and cross selling additional products.  iAPPS Commerce is uniquely integrated and unified with iAPPS Analyzer, iAPPS Content Manager, and iAPPS Marketier; providing our customers with precise information, more accurate results, expansion options, and stronger user adoption.

●

iAPPS Marketier is a marketing lifecycle management solution that includes customer transaction analysis, email management, surveys and polls, event registration and issue tracking to measure campaign return on investment and client satisfaction. Website content and user profiling is leveraged to deliver targeted campaigns and stronger customer relationships. The email management features provide comprehensive reporting capabilities including success rate, and recipient activity such as click-thrus and opt-outs.  iAPPS Marketier integrates with leading Customer Relationship Management (CRM’s) systems such as Salesforce.com and leading ad banner engines such as Google.  iAPPS Marketier is uniquely integrated and unified with iAPPS Analyzer, iAPPS Content Manager, and iAPPS Commerce; providing customers with precise information, accurate results, expansion options, and stronger user adoption.

●

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

●

iAPPSds is a web content management and eCommerce platform for franchises and large dealer networks. iAPPSds deeply integrates content management, eCommerce, eMarketing, and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. iAPPSds acts as a control center for a large organization’s distributed websites enabling local content publishing that is managed through a workflow approval process that gives corporate marketing control of the brand and message. iAPPSds also supports responsive design that adapts to specific device screen sizes access a website, driving more positive user experiences and engagement. iAPPSds is a cloud based SaaS solution

●

iAPPS Social is a social media management solution that empowers customers to easily set up customized watch lists tailored by social network, topic, or author to monitor relevant conversations happening on social media, popular websites and blogs. Customers can also prioritize and engage in conversations across the web without ever exiting the iAPPS dashboard and leverage the power of publishing content to department, dealer, franchise or other social media accounts.

Services

Revenue from Digital Engagement Services

Revenue from all digital engagement services is reported as digital engagement services in the accompanying consolidated financial statements.

Digital Engagement Services

Digital engagement services address specific customer needs such as digital strategy, web design and web development, usability engineering, information architecture, and Search Engine Optimization (SEO) for their mission critical web site, intranet or online store.  Application development engagements are often sold as part of a multiple element arrangement that includes our software products, hosting arrangements (i.e. Managed Service Hosting) that provide for the use of certain hardware and infrastructure at one of our co-managed network operating centers, or retained professional services subsequent to completion of the application development.

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

Information architecture forms the foundation of a web application’s usability.  The extent to which a web application is user-friendly and is widely adopted by a user base is primarily dependent on the success of the information architecture.  Information architecture defines how well users can navigate through a website or application and how easily they can find the desired information or function.  As digital engagement becomes more standard and commoditized, information architecture will increase as a differentiator for application developers.

Managed Service Hosting

Revenue from Managed Service Hosting

Revenue from managed service hosting is reported as managed service hosting in the accompanying consolidated financial statements.

A large number of our customers engage Bridgeline to host and manage the mission critical web sites and web stores we develop.  Through our partnerships with Internap, we offer co-location services in state-of-the-art, Tier 1 secured data centers.  We provide 24/7 application monitoring, emergency response, version control, load balancing, managed firewall security, and virus protection services.  We provide shared hosting, dedicated hosting, and SaaS hosting for our customers.

Sales and Marketing

Overview

Bridgeline employs a direct sales force to sell enterprise iAPPS engagements and each sale takes on average 180 days to complete.  Our direct sales force focuses its efforts selling to mid-sized and large companies. These companies are generally categorized in the following vertical markets: financial services, retail brand names, health services and life sciences, high technology (software and hardware), and associations and foundations.

Bridgeline employs a direct sales force to sell iAPPSds engagements to franchises and large dealer networks. Each sale is this vertical market takes on average 365 days to complete.

We have ten geographic locations in the United States with full-time professional direct sales personnel.  Our geographic locations are in the metropolitan Atlanta, Baltimore, Boston, Chicago, Dallas, Denver, New York, San Diego, San Luis Obispo, and Tampa areas.

Strategic Alliances

We have dedicated business development professionals whose mission is to identify and establish strategic alliances for iAPPS and iAPPSds. In June 2012, Bridgeline announced a strategic alliance with UPS Logistics. Bridgeline and UPS Logistics signed a multi-year agreement to offer B2B and B2C eCommerce web stores with an end-to-end eCommerce offering comprised of Bridgeline’s eCommerce Fulfilled™ solution and UPS Logistics and fulfillment services. The combined Bridgeline and UPS Logistics offering provides customers with the ability to manage the eCommerce and supply chain fulfillment needs and was designed to benefit mid-market and larger online web stores who seek end to end solutions.

In July of 2012 Bridgeline signed a multi-year agreement with The UPS Stores, a national franchise network of over 4,300 locations who license the iAPPSds platform.

We continue to pursue other significant strategic alliances that will enhance the sales and distribution opportunities of iAPPS related intellectual property.

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

New Customer Acquisition

We identify customers within our vertical expertise (financial services, franchise/dealer networks, retail brand names, health services and life sciences, high technology., and associations and foundations). Our business development professionals create an annual territory plan identifying various strategies to engage our target customers. These territory plans are evaluated and updated every 60 days.

Customer Retention Programs

We use digital marketing capabilities when marketing to our customer base. We make available via email and on our website Bridgeline authored Whitepapers, featured case studies, and or Company related announcements to our customers on a bimonthly basis. We also host educational on-line webinars, face to face seminars and training.

New Lead Generation Programs

We generate targeted leads and new business opportunities by leveraging on-line marketing strategies. We receive leads by maximizing the SEO capabilities of our own website. Through our website, we provide various educational Whitepapers and promote upcoming on-line seminars. In addition, we utlilize banner advertisements on various independent newsletters and paid search advertisements that are linked to our website. We also participate and exhibit at targeted events.

Social Media Programs

We market Bridgeline’s upcoming events, Whitepapers, blogs, case studies, digital product tutorials, announcements, and related articles frequently on leading social media platforms such as Twitter, LinkedIn, YouTube and Facebook.

Acquisitions

Bridgeline will continue to evaluate expanding its distribution of iAPPS and its interactive development capabilities through acquisitions.

We completed one acquisition during the fiscal year ended September 30, 2013 and two acquisitions during the fiscal year ended September 30, 2012 as described below.

ElementsLocal

On August 1, 2013, we completed the acquisition of ElementsLocal, a California based developer of a SaaS website platform for the franchise marketplace. ElementsLocal has over 3,200 franchises on its web platform. We acquired all of the outstanding capital stock of ElementsLocal for consideration consisting of (i) $463 thousand in cash, (ii) $604 thousand in shares of Bridgeline Digital common stock (valued at $1.15 per share), (iii) assumption of $188 thousand of indebtedness and (iv) contingent consideration of up to $904 thousand in cash and $396 thousand in shares of Bridgeline Digital common stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving a certain quarterly revenue target during the period. The contingent common stock payable each earnout period is determined by dividing $33 thousand by the greater of: (i) the average closing price for Bridgline Digitial common stock for the 30 day trading period preceding the end of the earnout period, or (ii) $1.17.  To the extent that a quarterly revenue target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters.

Magnetic Corporation

On October 3, 2011, we completed the acquisition of Magnetic Corporation (“Magnetic”), an interactive technology company based in Tampa, Florida. We acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150 thousand in cash (ii) assumption of $130 thousand of indebtedness and (iii) contingent consideration of up to $600 thousand in cash and 166,666 shares of Bridgeline Digital common stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue targets or the quarterly operating income targets are not met in a particular quarter, the earn-out period will be extended for up to four additional quarters.

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

ElementsLocal, Magnetic and MarketNet’s operating results are reflected in the condensed consolidated financial statements as of the acquisition date.

Research and Development

We invested approximately $2.0 million in research and development activities for the year ended September 30, 2013, which included approximately $640 thousand in capitalized software costs.

We invested approximately $1.9 million in research and development for the year ended September 30, 2012, which included approximately $480 thousand of capitalized software costs.

Employees

We have 165 employees worldwide as of September 30, 2013.  Substantially all of those employees are full time employees.

Customers

We primarily serve the following vertical markets that we believe have a history of investing in information technology enhancements and initiatives as follows:

●	Financial Services
●	Franchises/Large Dealer Networks
●	Retail Brand Names
●	Health Services and Life Sciences
●	High Technology (software and hardware)
●	Associations and Foundations

For the years ended September 30, 2013 and 2012, no customer generated more than 10% of our revenue. We will focus our efforts to engage with customers that are aligned with the Company's core competencies and will continue to proactively end engagements with a number of smaller hosting customers obtained through previous acquisitions.

Competition

The markets for our products and services, including software for web content management, eCommerce platform software, eMarketing software, web analytics software and digital engagement services are highly competitive, fragmented, and rapidly changing. Barriers to entry in such markets remain relatively low. The markets are significantly affected by new product introductions and other market activities of industry participants. With the introduction of new technologies and market entrants, we expect competition to persist and intensify in the future.

We believe we compete adequately with others and we distinguish ourselves from our competitors in a number of ways:

●

We believe our competitors generally offer their web application software typically as a single point of entry type product (such as content management only, or commerce only) as compared to the deeply integrated approach as provided by the iAPPS platform

●

We believe our competitors can generally only deploy their solutions in either a Cloud/SaaS environment or in a dedicated server environment. The iAPPS platform’s architecture is flexible and is capable of being deployed in either a Cloud/SaaS or dedicated server environment

●

We believe the majority of our competitors do not provide interactive technology development services that complement their software products. Our ability to develop mission critical web sites and online stores on our own deeply integrated iAPPS platform providing a quality end-to-end solution that distinguishes us from our competitors

●	We believe the interface of the iAPPS platform has been designed for ease of use without substantial technical skills

●	Finally, we believe the iAPPS platform offers a competitive price-to-functionality ratio when compared to our competitors

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available upon request, on our website www.bridgelinedigital.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Copies of the following are also available through our website on the “About Us - Investor Information” page under the caption “Governance” and are available in print to any shareholder who requests it:

●	Code of Business Ethics
●	Committee Charters for the following Board Committees:
o	Nominating and Corporate Governance Committee
o	Audit Committee
o	Compensation Committee

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

We anticipate that continued expansion of our core business will require us to address potential market opportunities. For example, we may need to expand the size of our research and development, sales, corporate finance or operations staff. There can be no assurance that our infrastructure will be sufficiently flexible and adaptable to manage our projected growth or that we will have sufficient resources, human or otherwise, to sustain such growth. If we are unable to adequately address these additional demands on our resources, our profitability and growth might suffer. Also, if we continue to expand our operations, management might not be effective in expanding our physical facilities and our systems, procedures or controls might not be adequate to support such expansion. Our inability to manage our growth could harm our business and decrease our revenues.

Our revenue and quarterly results may fluctuate, which could adversely affect our stock price.

We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include:

●	changes in demand for our products;
●	introduction, enhancement or announcement of products by us or our competitors;
●	market acceptance of our new products;
●	the growth rates of certain market segments in which we compete;
●	size and timing of significant orders;
●	budgeting cycles of customers;
●	mix of products and services sold;
●	changes in the level of operating expenses;
●	completion or announcement of acquisitions; and
●	general economic conditions in regions in which we conduct business.

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

The web development/services market is highly fragmented with a large number of competitors and potential competitors.  Our prominent public company competitors are Open Text, Demandware, Digital River, GSI Commerce, and Adobe. .We face competition from customers and potential customers who develop their own applications internally. We also face competition from potential competitors that are substantially larger than we are and who have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

There may be a limited market for our common stock which may make it more difficult for you to sell your stock and which may reduce the market price of our common stock.

The average shares traded per day in fiscal 2013 was approximately 50,000 shares per day. In fiscal 2012 our average shares traded per day was less than 50,000. If our average trading volume of our common stock were to decrease it may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve either now or in the future.

The market price of our common stock is volatile which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this annual report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. In fiscal 2013, the closing price of or common stock as reported by NASDAQ was between $0.99 and $2.40.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer, and we could face product liability exposure.

We develop and sell complex web engagement software which may contain undetected errors, or bugs. Such errors can be detected at any point in a product’s life cycle, but are frequently found after introduction of new software or enhancements to existing software. We continually introduce new products and new versions of our products. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects. If we detect any errors before we ship a product, we might have to delay product shipment for an extended period of time while we address the problem. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Therefore, it is possible that, despite our testing, errors may occur in our software. These errors could result in the following:

●	harm to our reputation;
●	lost sales;
●	delays in commercial release;
●	product liability claims;
●	contractual disputes;
●	negative publicity;
●	delays in or loss of market acceptance of our products;
●	license terminations or renegotiations; or
●	unexpected expenses and diversion of resources to remedy errors.

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

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for such products, thus decreasing our revenue. We rely on a combination of copyright, trademark and trade secret laws, as well as licensing agreements, third-party non-disclosure agreements and other contractual measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our products. Our competitors may independently develop technologies that are substantially similar or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The protective mechanisms we include in our products may not be sufficient to prevent unauthorized copying. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop similar products. In addition, the laws of some countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as do the laws of the United States.

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

Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including but not limited to patents, are applied to software products. Although we do not believe that our products infringe on the rights of third parties, a third party may assert that our technology or technologies of entities we acquire violates its intellectual property rights. As the number of software products in our markets increases and the functionality of these products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

●	be expensive and time consuming to defend;
●	result in negative publicity;
●	force us to stop licensing our products that incorporate the challenged intellectual property;
●	require us to redesign our products;
●	divert management’s attention and our other resources; and or
●	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

We believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus decrease our revenue and result in possible losses to our business.

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

If our co-managed network operations center that houses our iAPPS SaaS environment and managed hosting experiences a disruption in service, our business and reputation could suffer.

We host our SaaS and managed hosting customers and from our co-managed network operation center (“NOC”), which is operated by a third-party. While we own, control and have access to our servers and all of the components of our network operation center, we do not control the operation of this facility. Our data center lease expires in 2014 with an automatic renewal of one year. If upon renewal date our third-party provider does not provide commercially reasonable terms, we may be required to transfer our servers to a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so.

Problems faced by our third-party data center location, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data center operator could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data center is unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our services could harm our reputation. Interruptions in our services might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our renewal rates.

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

We have acquired multiple businesses since our inception in 2000. A key element of our growth and market share expansion strategy has been the pursuit of additional acquisitions in the fragmented digital engagement industry in the future. These future acquisitions may create risks such as: (i) the need to integrate and manage the businesses and products acquired with our own business and products; (ii) additional demands on our resources, systems, procedures and controls; (iii) disruption of our ongoing business; (iv) unknown liabilities associated with the acquired businesses; and (v) diversion of management's attention from other business concerns. In addition, future acquisitions could involve substantial investment of funds or financings by issuance of debt or equity securities and could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance of or assumption of debt. Any such acquisition may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so based upon less than optimal capital structure. Our inability to take advantage of growth opportunities for our business or to address risks associated with acquisitions or investments in businesses may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have an adverse material effect on the price of our common stock.

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

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt laws and regulations applicable to our business. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance. If such a decline occurs, companies may choose in the future not to use our products and services. Any new laws or regulations in the following areas could affect our business:

●	user privacy;
●	the pricing and taxation of goods and services offered over the Internet;
●	the content of websites;
●	copyrights;
●	consumer protection, including the potential application of “do not call” registry requirements on customers and consumer backlash in general to direct marketing efforts of customers;
●	the online distribution of specific material or content over the Internet; or
●	the characteristics and quality of products and services offered over the Internet.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2.   Properties.

The following table lists our offices, all of which are leased:

Geographic Location	Address	Size
Atlanta, Georgia	5555 Triangle Parkway Norcross, Georgia 30092	8,547 square feet, professional office space
Baltimore, Maryland	6711 Columbia Gateway Dr. Baltimore, Maryland 21046	4,925 square feet, Professional office space
Bangalore, India	65 Bagmane Tech Park, C.V Raman Nagar Byrasandra, Corp Ward 83, Bangalore 560 052	6,000 square feet professional office space
Boston, Massachusetts	80 Blanchard Road Burlington, Massachusetts 01803	21,136 square feet, professional office space
Chicago, Illinois	30 N. LaSalle Street, 20 th Floor Chicago, IL 60602	4,880 square feet, professional office space
Dallas, Texas	4975 Preston Park Boulevard, Suite 550 Plano, TX 75093	5,641 square feet, professional office space
Denver, Colorado	410 17 th Street, Suite 600 Denver, CO 80202	5,993 square feet, professional office space
New York, New York	450 7 th Avenue New York, NY 10123	5,582 square feet, professional office space
San Diego, California	6240 Cornerstone Suite 110 San Diego, CA 92121	2,560 square feet Professional office space
San Luis Obispo, California	1150 Laurel Lane, Suite 115 San Luis Obispo, CA 93401	1,800 square feet Professional office space
Tampa, Florida	5325 Primrose Lake Circle Tampa, FL 33647	4,264 square feet Professional office space

Item 3.  Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those described below.

Bridgeline Digital, Inc vs. e.Magination Network, LLC and its principal owner, Daniel Roche.

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.   On August 6, 2013 the parties entered into a settlement agreement pursuant to which Bridgeline will pay Mr. Roche a total of $300 thousand, $163 thousand, which was accrued as of June 30, 2013 in accrued liabilities and general and administrative expenses on the Condensed and Consolidated Balance Sheets and Condensed and Consolidated Statements of Operations, respectively, and the payment of previously earned contingent consideration which was accrued at the date of acquisition. These amounts are being paid over 18 months and began in August 2013.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Capital Market under the symbol BLIN.

Year Ended September 30, 2013	High	Low

Fourth Quarter	$1.33	$1.00
Third Quarter	$1.30	$0.99
Second Quarter	$1.80	$1.25
First Quarter	$2.40	$1.20

Year Ended September 30, 2012	High	Low

Fourth Quarter	$1.63	$1.05
Third Quarter	$3.24	$1.10
Second Quarter	$1.18	$0.53
First Quarter	$0.78	$0.47

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our shareholders in the near future. As of December 2, 2013, our common stock was held of record by approximately 1,526 shareholders. Most of the Company’s stock is held in street name through one or more nominees.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following summarizes all sales of our unregistered securities during the year ended September 30, 2013, other than sales of unregistered securities during the quarter ended June 30, 2013 that were previously disclosed on Form 8-K. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

During the year ended September 30, 2013, the Company granted 441,500 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.63 per share.

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

Not required.

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

Overview

Bridgeline Digital enables its customers to maximize the performance of their mission critical websites, intranets, and online stores. Bridgeline is the developer of the award-winning iAPPS® Web Engagement Management (WEM) product platform and related digital solutions. The iAPPS platform deeply integrates web content management, eCommerce, eMarketing, social media management and web analytics capabilities within the heart of websites or online stores to help marketers deliver web experiences that attract, engage, and convert their customers across all digital channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs.

In fiscal 2012 Bridgeline Digital announced the release of iAPPSds (“distributed subscription”), a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management platform that provides superior oversight of corporate branding while allowing franchises to modify local content and execute local digital marketing initiatives. iAPPSds deeply integrates content management, eCommerce, eMarketing, social media management and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. On August 1, 2013, we acquired franchise web platform developer ElementsLocal, expanding Bridgeline Digital’s presence in the franchise market place. Please see Acquisitions section for more detail on the ElementsLocal acquisition.

The iAPPS platform is delivered either through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support, or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s co-managed hosting facility.

In 2013, KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2012. iAPPS Content Manager and iAPPS Commerce were selected as finalists for the 2013 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2013 the Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites.  In addition, in 2013 Bridgeline Digital won fifteen Horizon Interactive Awards for outstanding development of web applications and websites and B2B Magazine has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Burlington, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Atlanta, Baltimore, Boston, Chicago, Dallas, Denver, New York, San Diego, San Luis Obispo and Tampa.  The Company has one wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

Sales and Marketing

Bridgeline employs a direct sales force and each sale takes on average 180 days to complete.  Each franchise/large dealer network sale takes on average 365 days to complete. Our direct sales force focuses its efforts selling to medium-sized and large companies. These companies are generally categorized in the following vertical markets: (i) financial services; (ii) franchises/large dealer networks; (iii) retail brand names; (iv) health services and life sciences; (v) technology (software and hardware); and (vi) associations and foundations. We have ten geographic locations in the United States with full-time professional direct sales personnel.

We have business development professionals dedicated to identifying and establishing strategic alliances for iAPPS and iAPPSds. In June 2012, Bridgeline announced a strategic alliance with UPS Logistics. Bridgeline and UPS Logistics signed a multi-year agreement to offer B2B and B2C eCommerce web stores with an end-to-end eCommerce offering comprised of Bridgeline’s eCommerce Fulfilled™ solution and UPS Logistics and fulfillment services. The combined Bridgeline and UPS Logistics offering provides customers with the ability to manage the eCommerce and supply chain fulfillment needs and was designed to benefit mid-market and larger online web stores who seek end to end solutions.

In July of fiscal 2012 Bridgeline signed a multi-year agreement with The UPS Stores, a national franchise network of over 4,300 locations who license the iAPPSds platform. In July of 2013 we signed a multi-year agreement with a national provider of outsourced sales services with over 300 locations. In August of 2013 we added national brand names such as Sport Clips®, Glass Doctor® and Maaco® to our list of franchise customers via the ElementsLocal acquisition.

We continue to pursue significant strategic alliances that will enhance the sales and distribution opportunities of iAPPS related intellectual property.

Acquisitions

Bridgeline will continue to evaluate expanding its distribution of iAPPS and its interactive development capabilities through acquisitions.

During the fiscal year ended September 30, 2013 we completed one acquisition. On August 1, 2013, we completed the acquisition of ElementsLocal, a California based developer of an online SaaS platform for the franchise marketplace. ElementsLocal had over 3,200 franchises on its platform. We acquired all of the outstanding capital stock of ElementsLocal for consideration consisting of (i) $463 thousand in cash; (ii) $604 thousand in shares of Bridgeline Digital common stock (valued at $1.15 per share);(iii) assumption of $188 thousand of indebtedness; and (iv) contingent consideration of up to $904 thousand in cash and $396 thousand in shares of Bridgeline Digital common stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving a certain quarterly revenue target during the period. The contingent common stock payable each earnout period is determined by dividing $33 thousand by the greater of: (i) the average closing price for Bridgline Digitial common stock for the 30 day trading period preceding the end of the earnout period, or (ii) $1.17.  To the extent that a quarterly revenue target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters.

During the fiscal year ended September 30, 2012 we completed two acquisitions. On October 3, 2011, we completed the acquisition of Magnetic Corporation (“Magnetic”), an interactive technology company based in Tampa, Florida. We acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150 thousand in cash (ii) assumption of $130 thousand of indebtedness; and (iii) contingent consideration of up to $600 thousand in cash and 166,666 shares of Bridgeline Digital common stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  To the extent that either the quarterly revenue targets or the quarterly operating income targets are not met in a particular quarter, the earn-out period will be extended for up to four additional quarters.

On May 31, 2012, we completed the acquisition of MarketNet, Inc. (“MarketNet”), an interactive technology company based in Dallas, Texas. Bridgeline acquired all of the outstanding capital stock of MarketNet for consideration consisting of (i) $20 thousand in cash; (ii) assumption of debt of $244 thousand; and (ii) contingent consideration of up to $650 thousand in cash and 204,331 shares of Bridgeline Digital common stock. This contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. MarketNet is also eligible to earn additional bonus equity consideration of 200,000 shares, if annual net revenues of the acquired business exceed a certain threshold in any fiscal year through September 30, 2015. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.

Each of ElementsLocal, Magnetic and MarketNet’s operating results are reflected in the condensed consolidated financial statements as of the acquisition date.

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

Customer Information

We currently have over 2,500 active customers. For the years ended September 30, 2013 and 2012 no one customer represented 10% or more of the Company’s total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2013 (“fiscal 2013”) decreased to $24.5 million from $26.3 million for the fiscal year ended September 30, 2012 (“fiscal 2012”).   Loss from operations for fiscal 2013 was ($3.2) million compared with loss from operations of ($602) thousand for fiscal 2012.  We had a net loss for fiscal 2013 of ($3.6) million compared with a net loss of ($946) thousand for fiscal 2012.  Loss per share for fiscal 2013 was ($0.23) compared with loss per share of ($0.07) for fiscal 2012.

Highlights of Fiscal 2013

Financial

●	Total iAPPS related revenue increased 13% to $18.8 million in fiscal 2013 from $16.6 million in fiscal 2012

●	Total subscription and perpetual license revenue increased $1.5 million, or 59%, compared to fiscal 2012

●	Recurring revenue, which reflects amounts that are contractually due to Bridgeline, increased 23% to $5.1 million in fiscal 2013 from $4.2 million in fiscal 2012

●	Non-iAPPS related revenue decreased 44%, or $4.3 million, in fiscal 2013 compared to fiscal 2012

Acquisitions, and Product Enhancements

●	In the fourth quarter of fiscal 2013, we acquired ElementsLocal, a franchise web platform developer, expanding our presence in the franchise marketplace

●

In the third quarter of fiscal 2012 Bridgeline released iAPPS version 5.0 which offered cross-channel interface, personalized to the user and their tasks, mobile & tablet friendly editing for publishing content, video publishing, built-in translation services and other enhancements that allow users to add or change content without needing a developer

RESULTS OF OPERATIONS	Year Ended September 30,
(dollars in thousands)	2013	2012	$ Change	% Change

Revenue
Digital engagement services
iAPPS digital engagement services	$14,733	$13,493	$1,240	9%
% of total revenue	60%	51%
Other digital engagement services	3,853	7,775	(3,922)	(50%)
% of total revenue	16%	30%
Subtotal digital engagement services	18,586	21,268	(2,682)	(13%)
% of total revenue	76%	81%
Managed service hosting	1,921	2,517	(596)	(24%)
% of total revenue	8%	10%
Subscription and perpetual licenses	4,000	2,511	1,489	59%
% of total revenue	16%	9%
Total revenue	24,507	26,296	(1,789)	(7%)

Cost of revenue

Digital engagement services
iAPPS digital engagement cost	7,808	6,342	1,467	23%
% of iAPPS digital engagement revenue	53%	47%
Other digital engagement cost	2,306	4,607	(2,301)	(50%)
% of other digital engagement revenue	60%	59%
Subtotal digital engagement services	10,114	10,949	(834)	(8%)
% of digital engagement revenue	54%	51%
Managed service hosting	317	372	(55)	(15%)
% of managed service hosting	17%	15%
Subscription and perpetual licenses	1,108	450	658	146%
% of subscription and perpetual licenses revenue	28%	18%
Total cost of revenue	11,539	11,771	(231)	(2%)
Gross profit	12,968	14,525	(1,558)	(11%)
Gross profit margin	52.9%	55.2%

Operating expenses
Sales and marketing	8,593	7,730	863	11%
% of total revenue	35%	29%
General and administrative	4,474	3,931	543	14%
% of total revenue	18%	15%
Research and development	1,365	1,456	(91)	(6%)
% of total revenue	6%	6%
Depreciation and amortization	1,690	1,729	(39)	(2%)
% of total revenue	7%	7%
Impairment of intangible asset	-	281	(281)	NA
% of total revenue	0%	1%
Total operating expenses	16,122	15,127	995	7%
% of total revenue	66%	58%

Loss from operations	(3,154)	(602)	(2,553)	424%
Interest expense, net	(273)	(276)	3	(1%)
Loss before income taxes	(3,427)	(878)	(2,550)	291%
Provision for income taxes	171	68	103	151%
Net loss	$(3,598)	$(946)	$(2,653)	281%

Adjusted EBITDA	$(712)	$1,964	$(2,677)	(136%)

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) managed service hosting and (iii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement services and other services generated from non iAPPS related engagements. Total revenue from digital engagement services decreased $2.7 million, or 13% to $18.6 million for the year ended September 30, 2013 (“fiscal 2013). The decrease in digital engagement services revenue compared to the prior period is due to a decrease in non-iAPPS digital engagement services revenues of $3.9 million, or 50%, when compared to the year ended September 30, 2012 (“fiscal 2012). However, revenue from iAPPS related digital engagement services increased $1.2 million, or 9% to $14.7 million compared to fiscal 2012 as we continue to concentrate on selling higher-margin iAPPS engagements to both new and existing customers.

Digital engagement services revenue as a percentage of total revenue decreased to 76% from 81% in the prior period.  The decrease is attributable to a larger mix of iAPPS license related revenue compared to sales of digital engagement services.

Managed Service Hosting

Revenue from managed service hosting decreased $596 thousand from $2.5 million in fiscal 2012.  The decrease is due to our efforts to engage with customers that are aligned with our core competencies and proactively end engagements with a number of smaller hosting customers obtained through previous acquisitions.

Managed services revenue as a percentage of total revenue decreased to 8% from 10% in fiscal 2013 due to the ending of engagements with smaller hosting customers obtained through previous acquisitions.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $1.5 million, or 59%, to $4.0 million from $2.5 million in fiscal 2012.  The increase is due primarily to a higher amount of subscription license revenues from our new product, iAPPSds, and annual maintenance renewals.

Subscription and perpetual license revenue as a percentage of total revenue increased to 16% from 10% in fiscal 2012 due to the increase in subscription license revenues from our new product, iAPPSds, and annual maintenance renewals.

Costs of Revenue

Total cost of revenue for the fiscal year ended September 30, 2013 decreased $231 thousand, or 2%, to $11.5 million from $11.8 million in fiscal 2012.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $0.8 million, or 8%, compared to fiscal 2012.  The cost of total digital engagement services as a percentage of total digital engagement services revenue increased to 54% from 51% in fiscal 2012.  This increase is a result of the decrease in non-iAPPS related revenue compared to fiscal 2012.

Cost of iAPPS digital engagement services increased $1.5 million to $7.8 million, an increase of 23% when compared to fiscal 2012. The increase is a result of iAPPS digital engagement service revenue increasing 9% when compared to fiscal 2012. Cost of iAPPS digital engagement services as a percentage of iAPPS digital engagement revenue increased to 53% from 47% due to unused capacity of digital engagement personnel in the third quarter of fiscal 2013 compared to the prior year.

Cost of other digital engagement services for fiscal 2013 decreased $2.3 million to $2.3 million, a decrease of 50% when compared to fiscal 2012. The decrease is due to reducing personnel costs in line with non-iAPPS revenue decrease. The cost of other digital engagement services as a percentage of other digital engagement service revenue increased to 60% in fiscal 2013 from 59% in fiscal 2012.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $55 thousand or 15% when compared to fiscal 2012. The decrease in the amount of managed service hosting costs is due to efforts to streamline costs by ending engagements with non-iAPPS related customers, and our continued investments in our co-managed network operation center to support our core iAPPS customer base. The cost of managed services as a percentage of managed services revenue increased to 17% from 15% in fiscal 2012. This increase was due to managed service hosting revenue from low margin hosting customers decreasing faster than the addition of new, iAPPS related managed service hosting agreements for perpetual licenses.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $658 thousand when compared to fiscal 2012.   This is primarily due to the increase in subscription and perpetual license revenue as more of the direct costs associated with our co-managed network operations center are being used to support subscription license revenue, software amortization costs of $270 thousand related to significant enhancements to our iAPPS platform that began in April 2013, investments made in our co-managed network operations center during the period and, to a lesser extent, incremental costs on lower margin, non-iAPPS SaaS licenses from the MarketNet and ElementsLocal acquisitions.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 28% from 18% in fiscal 2012. This is primarily due to a decrease in perpetual license sales when compared to the prior period as perpetual licenses sales can be lumpy and have a significantly lower direct cost than subscription licenses and an increase in software amortization. We expect the increase in costs of subscription and perpetual licenses as a percentage of license revenue to be temporary and should begin to decrease in fiscal 2014 due to the acquisition of ElementsLocal and the expansion of our iAPPS customer base by selling more iAPPS licenses, including iAPPSds.

Gross Profit

Gross profit decreased $1.6 million, or 11%, when compared with fiscal 2012.  This was due to the decrease in non-iAPPS related digital engagement revenue of 50%.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $0.9 million, or 11%, compared to fiscal 2012.   This increase is primarily attributable to increases associated with personnel and marketing costs related to our acquisitions of MarketNet and ElementsLocal, including personnel costs and marketing costs to promote our iAPPS products. Sales and marketing expense as a percentage of total revenue increased to 35% compared to 29% in fiscal 2012. This increase was due to the decrease in non-iAPPS related digital engagement revenue.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 14%, compared to fiscal 2012.  The increase was primarily due to costs associated with the settlement of Bridgeline Digital, Inc. vs. e.Magination network, LLC and its principal owner, Daniel Roche, which is described in further detail in Legal Proceedings and fiscal 2012 reflecting a larger reduction of expense for changes in estimate of settlement of contingent earnout payments from prior acquisitions that, in our estimation, will not be achieved.

General and administrative expense as a percentage of revenue increased to 18% compared to 15% in fiscal 2012. General and administrative expenses as a percentage of revenue increased due to the decrease in non-iAPPS related digital engagement revenue.

Research and Development

Research and development expense decreased by $91 thousand, or 6%, compared with fiscal 2012, after capitalization of software development costs.  Capitalized software development costs were $640 thousand and $480 thousand  for fiscal 2013 and 2012, respectively. The decrease is due to the aforementioned increase in capitalized software and development costs related to enhancements to our existing iAPPS platform.

Depreciation and Amortization

Depreciation and amortization expense decreased by $39 thousand, or 2%, compared to fiscal 2012. This decrease is primarily attributable to a decrease in amortization for intangibles acquired before fiscal 2010 that reached the end of their useful life, offset by additional depreciation expense related to investments made in our co-managed network operation center. Depreciation and amortization was 7% of total revenue for both fiscal 2013 and fiscal 2012.

Impairment of Intangible Asset

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

Loss from Operations

The loss from operations was ($3.2) million for fiscal 2013 compared to a loss from operations of ($602) thousand for fiscal 2012.  This increase in loss from operations is a result of the foregoing.

Provision for Income Taxes

The provision for income tax expense was $171 thousand for fiscal 2013 compared to $68 thousand for fiscal 2012.  Income tax expense represents the estimated liability for Federal, state and foreign income taxes owed by the Company, including the alternative minimum tax.  This increase is due to deferred tax liabilities related to indefinite lived, tax deductible assets from two previous acquisitions. The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax asset at September 30, 2013 and 2012.

The Federal net operating loss (NOL) carryforward of approximately $8.0 million as of September 30, 2013 expires on various dates through 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

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

The following table reconciles net loss (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

	Year Ended September 30,
	2013	2012
Net loss	$(3,598)	$(946)
Provision for income taxes	171	68
Interest expense, net	273	276
Amortization of intangible assets	511	750
Impairment of intangible assets	-	281
Depreciation	1,179	979
EBITDA	(1,464)	1,408
Other amortization	314	170
Stock-based compensation	438	386
Adjusted EBITDA	$(712)	$1,964

Adjusted EBITDA was ($0.7) million for fiscal 2013 compared with $2.0 million for fiscal 2012. This was due to the decrease in non-iAPPS related application development revenue compared to fiscal 2012.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $77 thousand for fiscal 2013, compared to cash provided by operating activities of $279 thousand for fiscal 2012.  This decrease in cash from operating activities is primarily attributable to lower net income for fiscal 2013, offset by adjustments to reconcile net loss to net cash used in operating activities and an increase in deferred revenue as the majority of our iAPPSds customers elect annual subscriptions.

Investing Activities

Cash used in investing activities was $2.3 million for fiscal 2013 compared to $2.0 million for fiscal 2012.  The increase was primarily due to the cash consideration for the acquisition of ElementsLocal in fiscal 2013 compared to MarketNet and Magnetic. The decrease in cash used for equipment and improvements was offset by increases in amounts capitalized for software development and contingent acquisition payments.

Financing Activities

Cash provided by financing activities was $3.0 million for fiscal 2013 compared with $1.3 million for fiscal 2012.  The increase was due to the net proceeds from the sale of subordinated convertible debt.  At September 30, 2013, the Company had an outstanding balance under the credit line of $3.5 million at 9.25% (Silicon Valley Bank’s prime rate was 4.00%) and $272 thousand on its term loam at 9.75%.

Capital Resources and Liquidity Outlook

In December 2013, we entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The Loan Agreement has a 27 month which expires on March 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. We can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings bear interest at BridgeBank’s prime plus 1.00%.  We pay an annual commitment fee of 0.25%. Borrowings are secured by all of our assets and all intellectual property. We are also required to comply with certain financial covenants.  The BridgeBank Loan Agreement replaced our prior credit facility with Silicon Valley Bank (“SVB”), which expires on December 31, 2013.

At September 30, 2013, the Company had an outstanding balance under the SVB credit line of $3.5 million and $272 thousand outstanding on the term loan, of which $1.0 million and $272 thousand was repaid after September 30, 2013, respectively. As of the date of the BridgeBank Loan Agreement the Company had an outstanding balance under the SVB credit line of $2.5 million. In November 2013, we amended our loan agreement (“the November 2013 Amendment”) with SVB. The November 2013 Amendment accelerated the maturity date of the line of credit to December 31, 2013.

On September 30, 2013, Bridgeline Digital entered into a Note Purchase Agreement (the "Purchase Agreement") with accredited investors pursuant to which Bridgeline Digital sold an aggregate of $2,000,000 of 10% secured subordinated convertible notes (the "Notes"). Taglich Brothers, Inc. served as placement agent for the transaction. The gross proceeds to Bridgeline Digital at the closing of this private placement were $2,000,000. The Notes accrue interest at a rate of ten percent (10%) per annum and mature on September 30, 2016. Interest on the Notes is payable quarterly in cash. The Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $1.30 per share at any time prior to the maturity date, provided that no holder may convert the Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion. We amended the Purchase Agreement in November 2013 and sold another $1,000,000 of 10% secured subordinated convertible notes with the same terms.

The Notes are secured by all of Bridgeline Digital's assets. The security interest granted to the holders of the Notes is subordinate to the security interest held by Bridgeline Digital's senior lender, BridgeBank. Bridgeline Digital may prepay any portion of the principal amount of the outstanding Notes at any time, provided that if Bridgeline Digital prepays any principal on or before September 30, 2014, Bridgeline Digital will pay a penalty equal to 10% of the principal amount being prepaid. Under certain circumstances Bridgeline Digital has the right to force conversion of the Notes into shares of Bridgeline Digital common stock in the event the Bridgeline Digital common stock trades in excess of $2.60 per share for 20 trading days out of any 30 trading day period.

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

On June 19, 2013, the Company sold 2,300,000 shares of common stock at $1.00 per share for gross proceeds of $2.3 million in a private placement. Net proceeds after offering expenses were approximately $2.0 million.

We believe that cash generated from operations and proceeds from the bank line of credit, the sale of common stock and sale of subordinated convertible debt will be sufficient to fund the company’s working capital and capital expenditure needs in the foreseeable future.

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

Contractual Obligations

We lease our facilities in the United States and India.  Other contractual obligations include (i) certain equipment acquired under capitalized lease agreements; (ii) a subordinated promissory notes in the amount of $500 thousand and $143 thousand payable quarterly over three years beginning January 2011 and July 2013, respectively, with interest at 1% and 5%, respectively, per annum; (iii) contingent earnouts in the amount of $600 thousand payable in cash beginning with the quarter ended December 31, 2012 based on the achievement of revenue and earnings targets and 166,666 shares of Bridgeline common stock in connection with the Magnetic acquisition; (iv) contingent earnouts in the amount of $650 thousand payable in cash beginning with the quarter ended September 30, 2012 based on the achievement of revenue and earnings targets and 404,331 shares of Bridgeline common stock in connection with the MarketNet acquisition; and (v) contingent earnouts in the amount of $904 thousand payable in cash beginning with the quarter ended September 30, 2012 based on the achievement of revenue targets and 338,461 shares of Bridgeline common stock in connection with the ElementsLocal acquisition. Our contractual obligations extend through FY 2019 and pertain to two leased facilities located in the United States.

The following summarizes our contractual obligations:

	For the Year Ending September 30,
(in thousands)	2014	2015	2016	2017	2018 and thereafter	Total
Payment obligations by year
Line of credit	$800	$-	$2,704	$-	$-	$3,504
Term loan (a)	272	-	-	-	-	272
Subordinated convertible debt	-	-	2,000	-	-	2,000
Subordinated promissory notes	93	21	-	-	-	114
Capital leases	397	339	205	-	-	941
Operating leases (b)	1,310	1,197	1,100	912	1,230	5,749
Contingent acquisition payments (c)	561	507	443	-	-	1,511

Total	$3,433	$2,064	$6,452	$912	$1,230	$14,091

(a)      Paid in full in October 2013

(b)      Net of sublease income

(c)      The contingent acquisition payments are maximum potential earn-out consideration payable to former owners of acquired companies.  Amounts actually paid may be less. Contingent acquisition payments do not include $0.8 million of potential common stock issuable upon achievement of certain revenue and earnings targets.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Revenue recognition

●	Allowance for doubtful accounts;

●	Accounting for cost of computer software to be sold, leased or otherwise marketed;

●	Accounting for goodwill and other intangible assets; and

●	Accounting for stock-based compensation.

Revenue Recognition

Overview

We enter into arrangements to sell digital engagement services (professional services), software licenses or combinations thereof.  Revenue is categorized into (i) digital engagement services; (ii) managed service hosting; and (iii) subscriptions and perpetual licenses.

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

During fiscal 2010, we began to develop a reseller channel to supplement our direct sales force for our iAPPS platform. We continue to develop this reseller channel.  Resellers are generally located in territories where we do not have a direct sales force.  Customers generally sign a license agreement directly with us. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

Digital Engagement Services

Digital engagement services include professional services primarily related to the Company’s web development solutions that address specific customer needs such as site audits, digital strategy, design, information architecture, search engine optimization, search engine marketing, directory services, project management, .NET development, and third party system integration.

Digital engagement services are contracted for on either a fixed price or time and materials basis.  For its fixed price engagements, after assigning the relative selling price to the elements of the arrangement, the Company applies the proportional performance model (if not subject to contract accounting) to recognize revenue based on cost incurred in relation to total estimated cost at completion. The Company has determined that labor costs are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input when providing application development services. Customers are invoiced monthly or upon the completion of milestones. For milestone based projects, since milestone pricing is based on expected hourly costs and the duration of such engagements is relatively short, this input approach principally mirrors an output approach under the proportional performance model for revenue recognition on such fixed priced engagements.  For time and materials contracts, revenues are recognized as the services are provided.

Digital engagement services also include retained professional services contracted for on an “on call” basis or for a certain amount of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis.   For retained professional services sold on a stand-alone basis we recognize revenue as the services are delivered or over the term of the contractual retainer period. These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

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

In accordance with this standard, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met (1) the delivered item has value to the customer on a standalone basis and (2) for an arrangement that includes a right of return relative to the delivered item, delivery or performance of the delivered item is considered probable and within our control. If the deliverables do not meet the criteria for being a separate unit of accounting then they are combined with a deliverable that does meet that criterion. The accounting guidance also requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The accounting guidance also establishes a selling price hierarchy for determining the selling price of a deliverable. We determine selling price using VSOE, if it exists; otherwise, we use Third-party Evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, we use Estimated Selling Price (“ESP”).

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

When the Company licenses its software on a perpetual basis in a multiple element arrangement that arrangement typically includes PCS and application development services, we follow the guidance of ASC Topic 605-985.  In assessing the hierarchy of relative selling price for PCS, we have determined that VSOE is established for PCS. VSOE for PCS is based on the price of PCS when sold separately, which has been established via annual renewal rates. Similarly, when the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes managed service hosting (“hosting”), we have determined that VSOE is established for hosting based on the price of the hosting when sold separately, which has been established based on renewal rates of the hosting contract.  Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis.   The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with ASC Topic 605-985, when perpetual licenses are sold in multiple element arrangements including application development services where VSOE for the services has not been established, the license revenue is deferred and recognized over the largest measured deliverable. The Company has determined that services are not essential to the functionality of the software and it has the ability to make estimates necessary to apply proportional performance model. In those cases where perpetual licenses are sold in a multiple element arrangement that includes application development services where VSOE for the services has been established, the license revenue is recognized under the residual method and the application services are recognized upon delivery.

In determining VSOE for the application development services element, the ability to separate the application development services from the software license and the value of the services when sold on a standalone basis are considered.  The Company also considers the categorization of the services, the timing of when the services contract was signed in relation to the signing of the perpetual license contract and delivery of the software, and whether the services can be performed by others.  The Company has concluded that its application development services are not required for the customer to use the product but, rather enhance the benefits that the software can bring to the customer.  In addition, the services provided do not result in significant customization or modification of the software and are not essential to its functionality, and can also be performed by the customer or a third party.  If an application development services arrangement does qualify for separate accounting, the Company recognizes the perpetual license on a residual basis.  If an application development services arrangement does not qualify for separate accounting, the Company recognizes the perpetual license under the proportional performance model as described above.

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

Customer Payment Terms

Payment terms with customers typically require payment 30 days from invoice date. Payment terms may vary by customer but generally do not exceed 45 days from invoice date.  Invoicing for digital engagement services are either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoicing for subscriptions and hosting are typically issued monthly and are generally due in the month of service.

Our agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise a concern over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

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

For fiscal 2013 we performed the annual assessment of our goodwill during the fourth quarter of 2013, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) our stock price of $1.10 as of September 30, 2013 did not materially change from the stock price of $1.20 of September 30, 2012; (ii) the successful launch of iAPPSds in 2012 with our first iAPPSds customer, a franchisor with over 4,000 locations, and our strategic acquisition of ElementsLocal in 2013, has improved predictability of our forecasts by increasing contractually recurring revenue; and (iii) inputs from recent transactions within the technology sector, such as revenue multiples used to value transactions, have either remained steady since the fiscal 2012 assessment

For fiscal 2012 we performed the annual assessment of our goodwill during the fourth quarter of fiscal 2012, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) our stock price more than doubled to $1.20 as of September 30, 2012; (ii) our strategic alliance with UPS Logistics and the successful launch of iAPPSds with our first iAPPSds customer, a franchisor with over 4,000 locations, has improved the predictability of our forecasts; and (iii) inputs from recent transactions within the technology sector, such a revenue multiples used to value transactions, have either remained steady or improved since the fiscal 2011 assessment.

Accounting for Stock-Based Compensation

At September 30, 2013, we maintained one stock-based compensation plan more fully described in Note 11.

The Company accounts for stock-based compensation awards in accordance with the Compensation-Stock Topic of the Codification.  Share-based payments (to the extent they are compensatory) are recognized in our consolidated statements of operations based on their fair values.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Bridgeline Digital, Inc:

We have audited the consolidated balance sheets of Bridgeline Digital, Inc., and subsidiary (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgeline Digital, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2012, the Company adopted Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income (Topic 220).

/s/ Marcum LLP

Marcum LLP

December 20, 2013

Boston, Massachusetts

BRIDGELINE DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,830	$2,126
Accounts receivable and unbilled receivables, net	3,194	3,977
Prepaid expenses and other current assets	963	648
Total current assets	6,987	6,751
Equipment and improvements, net	3,065	2,735
Intangible assets, net	1,517	1,527
Goodwill	23,777	21,545
Other assets	1,631	1,132
Total assets	$36,977	$33,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,746	$1,132
Accrued liabilities	1,093	1,306
Accrued earnouts, current	561	375
Debt, current	1,165	1,424
Capital lease obligations, current	397	230
Deferred revenue	1,960	1,042
Total current liabilities	6,922	5,509
Accrued earnouts, net of current portion	950	990
Debt, net of current portion	4,725	2,988
Capital lease obligations, net of current portion	544	127
Other long term liabilities	1,088	1,106
Total liabilities	14,229	10,720

Commitments and contingencies (See note 10)

Stockholders’ equity:

Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 20,000,000 shares authorized; 18,313,765 and 15,209,038 shares issued and outstanding, respectively	18	15
Additional paid-in capital	44,206	40,847
Accumulated deficit	(21,314)	(17,716)
Accumulated other comprehensive loss	(162)	(176)
Total stockholders’ equity	22,748	22,970
Total liabilities and stockholders’ equity	$36,977	$33,690

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years Ended September 30,
	2013	2012
Revenue:
Web application development services	$18,585	$21,268
Managed service hosting	1,921	2,517
Subscription and perpetual licenses	4,000	2,511
Total revenue	24,506	26,296
Cost of revenue:
Web application development services	10,114	10,949
Managed service hosting	317	372
Subscription and perpetual licenses	1,107	450
Total cost of revenue	11,538	11,771
Gross profit	12,968	14,525
Operating expenses:
Sales and marketing	8,593	7,730
General and administrative	4,474	3,931
Research and development	1,365	1,456
Depreciation and amortization	1,690	1,729
Impairment of intangible asset	-	281
Total operating expenses	16,122	15,127
Loss from operations	(3,154)	(602)
Interest expense, net	(273)	(276)
Loss before income taxes	(3,427)	(878)
Provison for income taxes	171	68
Net loss	$(3,598)	$(946)

Net loss per share:
Basic and diluted	$(0.23)	$(0.07)
Number of weighted average shares:
Basic and diluted	15,558,244	13,084,095

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Year Ended September 30,
	2013	2012
Net Loss	$(3,598)	$(946)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	14	(59)
Other comprehensive income (loss):	14	(59)
Comprehensive loss	$(3,584)	$(1,005)

 The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par Value	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at September 30, 2011	12,306,207	$12	$38,083	$(16,770)	$(117)	$21,208
Issuance of common stock	2,173,913	2	2,215			2,217
Stock-based compensation expense	-	-	386	-	-	386
Issuance of common stock - acquisitions	570,997	1	410	-	-	411
Decrease in estimate of contingent shares that will be earned from a prior acquisition	-	-	(380)	-	-	(380)
Exercise of stock options	157,921	-	133	-	-	133
Net loss	-	-	-	(946)	-	(946)
Foreign currency translation adjustment	-	-	-	-	(59)	(59)
Balance at September 30, 2012	15,209,038	15	40,847	(17,716)	(176)	22,970
Issuance of common stock	2,300,000	3	2,044	-	-	2,047
Stock-based compensation expense	-	-	438	-	-	438
Issuance of common stock - ESPP	56,112	-	74	-	-	74
Issuance of common stock - Warrants	22,599	-	-	-	-	-
Issuance of common stock - acquisitions	526,438	-	995	-	-	995
Decrease in estimate of contingent shares that will be earned from a prior acquisition	-	-	(354)	-	-	(354)
Exercise of stock options	199,578	-	162	-	-	162
Net loss	-	-	-	(3,598)	-	(3,598)
Foreign currency translation adjustment	-	-	-	-	14	14
Balance at September 30, 2013	18,313,765	$18	$44,206	$(21,314)	$(162)	$22,748

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,598)	$(946)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in deferred taxes	102	-
Amortization of intangible assets	511	749
Impairment of intangible asset	-	281
Depreciation	1,179	980
Other amortization	314	170
Stock-based compensation	437	386
Adjustments to accrued earnouts	(507)	(1,100)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	886	658
Prepaid expenses and other assets	160	259
Accounts payable and accrued liabilities	(192)	(641)
Deferred revenue	729	(268)
Other liabilities	(98)	(249)
Total adjustments	3,521	1,225
Net cash (used in) provided by operating activities	(77)	279
Cash flows from investing activities:
Equipment and improvements	(545)	(932)
Software development	(814)	(557)
Acquisitions, net of cash acquired	(364)	(35)
Contingent acquisition payments	(531)	(437)
Net cash used in investing activities	(2,254)	(1,961)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	2,044	2,214
Proceeds from exercise of employee stock options	162	133
Proceeds from employee stock purchase plan	74	-
Proceeds from convertible debt, net of issuance costs	1,790	-
Borrowings from bank line of credit	1,092	1,702
Payments on term loan	(620)	(308)
Payments on bank line of credit	(769)	(1,713)
Payments on acquired debt	(188)	(221)
Payments on subordinated promissory notes	(225)	(179)
Principal payments on capital leases	(339)	(289)
Net cash provided by financing activities	3,021	1,339
Effect of exchange rate changes on cash and cash equivalents	14	(59)
Net increase (decrease) in cash and cash equivalents	704	(402)
Cash and cash equivalents at beginning of period	2,126	2,528
Cash and cash equivalents at end of period	$2,830	$2,126
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$273	$275
Income taxes	$53	$49
Non cash activities:
Equipment and other assets included in accounts payable	$50	$16
Equipment purchased under capital leases	$855	$137
Accrued contingent consideration (earnouts)	$906	$1,207
Common stock issued in connection with acquisition	$604	$412

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

In fiscal 2012 Bridgeline Digital announced the release of a new product, iAPPSds (“distributed subscription”), a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. On August 1, 2013, we acquired franchise web developer ElementsLocal, expanding Bridgeline Digital’s presence in the franchise market place. Please see Acquisitions section for more detail on the ElementsLocal acquisition.

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

Locations

The Company’s corporate office is located north of Boston, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Atlanta, GA; Baltimore, MD; Boston, MA; Chicago, IL; Denver, CO; New York, NY; Dallas, TX; San Diego, CA; San Luis Obispo, CA; and Tampa, FL.  The Company has one wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

The Company extends credit to customers on an unsecured basis in the normal course of business.  Management performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit when deemed necessary.  Accounts receivable are carried at original invoice less an estimate for doubtful accounts based on a review of all outstanding amounts. The Company did not have any customers that contributed greater than 10% of revenue for the fiscal years ended September 30, 2013 (“fiscal 2013) and 2012 (“fiscal 2012”), respectively.

The Company has no significant off-balance sheets risks such as foreign exchange contracts, interest rate swaps, option contracts or other foreign hedging agreements.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. For all customers, the Company recognizes allowances for doubtful accounts based on the length of time that the receivables are past due, current business environment and its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The Company did not have any customers that had an accounts receivable balance of greater than 10% of total accounts receivable at September 30, 2013 and 2012.

Revenue Recognition

Overview

The Company enters into arrangements to sell digital engagement services (professional services), software licenses or combinations thereof.  Revenue is categorized into (i) Digital engagement Services; (ii) Managed Service Hosting; and (iii) Subscriptions and Perpetual Licenses.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

During fiscal 2010, the Company began to develop a reseller channel to supplement our direct sales force for our iAPPS platform. The Company continued to develop this reseller channel in fiscal 2013.  Resellers are generally located in territories where The Company does not have a direct sales force.  Customers generally sign a license agreement directly with The Company. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

Digital Engagement Services

Digital engagement services include professional services primarily related to the Company’s web development solutions that address specific customer needs such as information architecture and usability engineering, interface configuration, application development, rich media development, back end integration, search engine optimization, and project management.

Digital engagement services are contracted for on either a fixed price or time and materials basis.  For its fixed price engagements, after assigning the relative selling price to the elements of the arrangement, the Company applies the proportional performance model (if not subject to contract accounting) to recognize revenue based on cost incurred in relation to total estimated cost at completion. The Company has determined that labor costs are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input when providing application development services. Customers are invoiced monthly or upon the completion of milestones. For milestone based projects, since milestone pricing is based on expected hourly costs and the duration of such engagements is relatively short, this input approach principally mirrors an output approach under the proportional performance model for revenue recognition on such fixed priced engagements.  For time and materials contracts, revenues are recognized as the services are provided.

Digital engagement services also include retained professional services contracted for on an “on call” basis or for a certain amount of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis.   For retained professional services sold on a stand-alone basis we recognize revenue as the services are delivered or over the term of the contractual retainer period. These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

In accordance with this standard, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met (1) the delivered item has value to the customer on a standalone basis and (2) for an arrangement that includes a right of return relative to the delivered item, delivery or performance of the delivered item is considered probable and within our control. If the deliverables do not meet the criteria for being a separate unit of accounting then they are combined with a deliverable that does meet that criterion. The accounting guidance also requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The accounting guidance also establishes a selling price hierarchy for determining the selling price of a deliverable. We determine selling price using VSOE, if it exists; otherwise, we use Third-party Evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, we use Estimated Selling Price (“ESP”).

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

When the Company licenses its software on a perpetual basis in a multiple element arrangement that arrangement typically includes PCS and application development services, we follow the guidance of ASC Topic 605-985.  In assessing the hierarchy of relative selling price for PCS, we have determined that VSOE is established for PCS. VSOE for PCS is based on the price of PCS when sold separately, which has been established via annual renewal rates. Similarly, when the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes managed service hosting (“hosting”), we have determined that VSOE is established for hosting based on the price of the hosting when sold separately, which has been established based on renewal rates of the hosting contract.  Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis.   The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with ASC Topic 605-985, when perpetual licenses are sold in multiple element arrangements including application development services where VSOE for the services has not been established, the license revenue is deferred and recognized using contract accounting. The Company has determined that services are not essential to the functionality of the software and it has the ability to make estimates necessary to apply proportional performance method. In those cases where perpetual licenses are sold in a multiple element arrangement that includes application development services where VSOE for the services has been established, the license revenue is recognized under the residual method and the application services are recognized upon delivery.

In determining VSOE for the application development services element, the ability to separate the application development services from the software license and the value of the services when sold on a standalone basis are considered.  The Company also considers the categorization of the services, the timing of when the services contract was signed in relation to the signing of the perpetual license contract and delivery of the software, and whether the services can be performed by others.  The Company has concluded that its application development services are not required for the customer to use the product but, rather enhance the benefits that the software can bring to the customer.  In addition, the services provided do not result in significant customization or modification of the software and are not essential to its functionality, and can also be performed by the customer or a third party.  If an application development services arrangement does qualify for separate accounting, the Company recognizes the perpetual license on a residual basis.  If an application development services arrangement does not qualify for separate accounting, the Company recognizes the perpetual license under the proportional performance model as described above.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Customer Payment Terms

Payment terms with customers typically require payment 30 days from invoice date. Payment terms may vary by customer but generally do not exceed 45 days from invoice date.  Invoicing for digital engagement services are either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoicing for subscriptions and hosting are typically issued monthly and are generally due in the month of service.

The Company's digital engagement services agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise concerns over delivered services, the Company has endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented. The Company’s subscription and hosting agreements provide for refunds when service is interrupted and are reserved for in the month in which they occur.

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

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements.  The Company capitalized $814 and $557 of costs in fiscal 2013 and fiscal 2012, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Intangible Assets

All intangible assets have finite lives and are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method as follows:

Description	Estimated Useful Life (years)
Developed and core technology		3
Non-compete agreements	3	-	6
Customer relationships	5	-	6
Trademarks and trade names	1	-	10

Business Combinations

We apply the appropriate guidance for business combination which requires goodwill to be recognized separately from the assets acquired and the liabilities assumed.  Under this guidance, the assets acquired and the liabilities assumed are measured at fair value at the acquisition date.  While the Company uses its best judgment to assign fair value, estimates are subject to refinement.  The refinement period is one year from acquisition date. Adjustments are recorded to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  Any subsequent adjustments made after the one year refinement period are charged to the consolidated statement of operations.

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

For fiscal 2013 we performed the annual assessment of our goodwill during the fourth quarter of 2013, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) our stock price of $1.10 as of September 30, 2013 did not materially change from the stock price of $1.20 of September 30, 2012; (ii) the successful launch of iAPPSds in 2012 with our first iAPPSds customer, a franchisor with over 4,000 locations, and our strategic acquisition of ElementsLocal in 2013, has improved predictability of our forecasts by increasing contractually recurring revenue; and (iii) inputs from recent transactions within the technology sector, such as revenue multiples used to value transactions, have either remained steady since the fiscal 2012 assessment.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

For fiscal 2012 we performed the annual assessment of our goodwill during the fourth quarter of 2012, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) our stock price more than doubled to $1.20 as of September 30, 2012; (ii) our strategic alliance with UPS Logistics and the successful launch of iAPPSds with our first iAPPSds customer, a franchisor with over 4,000 locations, has improved predictability of our forecasts; and (iii) inputs from recent transactions within the technology sector, such as revenue multiples used to value transactions, have either remained steady or improved since the fiscal 2011 assessment.

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

For all acquisitions completed before September 30, 2009, the Company records contingent consideration as additional purchase price and goodwill when earned. Such contingent consideration is unrelated to continuing employment with the Company and meets all other relevant criteria. For acquisitions completed after October 1, 2009, the Company records contingent consideration payments as additional purchase price and goodwill at the acquisition date. Any adjustments made within one year from the acquisition date are charged to goodwill. Any adjustment made after the one year refinement period will be charged to the consolidated statement of operations.

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

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. During fiscal 2012, the Company impaired $281 thousand related to an asset assumed from our fiscal 2010 acquisition of e.Magination and its wholly-owned subsidiary eMagination IG, LLC (now Bridgeline Intelligence Group, Inc (See note 6).

Deferred Revenue

Deferred revenue includes PCS and services billed in advance.  PCS revenue, whether sold separately or as part of a multiple element arrangement, is deferred and recognized ratably over the term of the maintenance contract, generally 12 months.  Payments made for PCS fees are generally made in advance and are nonrefundable.  Revenue from consulting and training services is recognized as the related services are performed, using a proportional performance model.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Fair Value of Financial Instruments

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

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment it operates or the reporting currency of the Company, the U.S. dollar.  The Company has determined that the functional currency of its Indian subsidiary is the Rupee.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recorded as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net losses for fiscal 2013 and 2012 were not material.  Translation gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

Segment Information

The Company operates internally as one reportable operating segment because all of the Company’s locations have similar economic characteristics.

Stock-Based Compensation

The Company accounts for stock-based compensation in the consolidated statements of operations based on their fair values of the awards on the date of grant on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $808 and $836 for fiscal 2013 and 2012, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan allowing all full-time employees who meet prescribed service requirements to participate. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either 2013 or 2012.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted net income per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method.  The computation of diluted earnings per share does not include the effect of outstanding stock options and warrants that are anti-dilutive.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 (fiscal 2015). The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the provisions of ASU No. 2012-02 will not have a material impact on the Company’s financial position or results of operations.

In June 2011, the Financial Accounting Standards Board issued an ASU that provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. This amendment was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. This ASU was adopted in the first quarter of fiscal 2013 and the Company elected the two-statement approach.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	September 30,
	2013	2012
Accounts receivable	$3,188	$3,794
Unbilled receivables	111	381
Subtotal	3,299	4,175
Allowance for doubtful accounts	(105)	(198)
Accounts receivable and unbilled receivables, net	$3,194	$3,977

4.   Equipment and Improvements

Equipment and improvements consists of the following:

	September 30,
	2013	2012
Furniture and fixtures	$1,521	$1,471
Purchased software	973	866
Computers and equipment	4,143	2,882
Leasehold improvements	1,828	1,791
Total cost	8,465	7,010
Less accumulated depreciation	(5,400)	(4,275)
Equipment and improvements, net	$3,065	$2,735

Included above are assets acquired under capitalized leases of $2.1 million and $1.2 million at September 30, 2013 and 2012, respectively, with accumulated depreciation of $1.2 million and $795, respectively. Depreciation and amortization on the above assets was $1.2 million and $1.0 million in fiscal 2013 and 2012, respectively.

5. Acquisitions

On August 1, 2013, the Company completed the acquisition of Transformational Technologies, Inc (“ElementsLocal”), a California based developer of an online SaaS platform for the franchise marketplace. The Company acquired all of the outstanding capital stock of ElementsLocal for consideration consisting of (i) $463 in cash; (ii) $604 in shares of Bridgeline Digital common stock (valued at $1.15 per share); (iii) assumption of $188 of indebtedness; and (iv) contingent consideration of up to $904 in cash and $396 in shares of Bridgeline Digital common stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving a certain quarterly revenue target during the period. The contingent common stock payable each earnout period is determined by dividing $33 by the greater of: (i) the average closing price for Bridgline Digitial common stock for the 30 day trading period preceding the end of the earnout period; or (ii) $1.17. To the extent that a quarterly revenue target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. The Company is required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. ElementsLocal’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

MarketNet, Inc.

On May 31, 2012, the Company completed the acquisition of MarketNet, Inc. (“MarketNet”), an interactive technology company that provides digital engagement based in Dallas, Texas. The Company acquired all of the outstanding capital stock of MarketNet for consideration consisting of (i) $20 in cash; (ii) assumption of debt of $244; and (ii) contingent consideration of up to $650 in cash and 204,331 shares of Bridgeline Digital common stock, valued at $250 ($1.22 per share). The cash consideration was reduced by $58 due to the Seller’s inability to meet an agreed upon target for working capital at the time of acquisition and was applied against MarketNet’s earnout payment for the three months ended December 31, 2012. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. MarketNet is also eligible to earn additional bonus equity consideration of 200,000 shares, if annual net revenues of the acquired business exceed a certain threshold in any fiscal year through September 30, 2015. The Company is required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, the Company reduced the initial estimate of $607 for the contingent cash consideration to be achieved and $262 for the contingent stock consideration to be achieved by $92 and $60, respectively. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets.  MarketNet’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date.

Magnetic Corporation

On October 3, 2011, the Company completed the acquisition of Magnetic Corporation (“Magnetic”), a web technology company based in Tampa, Florida. Bridgeline acquired all of the outstanding capital stock of Magnetic for consideration consisting of (i) $150 in cash; and (ii) contingent consideration of up to $600 in cash and 166,666 shares of Bridgeline Digital common stock, valued at $150 ($0.90 per share). The cash consideration was reduced by $100 due to the Seller’s inability to meet an agreed upon target for working capital at the time of acquisition. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain quarterly revenue and quarterly operating income targets during the period. The contingent common stock has been issued and is being held in escrow pending satisfaction of the applicable targets. To the extent that either the quarterly revenue target or the quarterly operating income target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. The Company is required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. As a result, the Company estimated and accrued $600 of the contingent cash consideration to be achieved and $150 of the contingent stock consideration to be achieved. Magnetic achieved its quarterly revenue and operating income targets for all periods since the acquisition date. Magnetic’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date, which corresponds to the Company’s commencement of fiscal 2012.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The estimated fair value of net assets acquired from the acquisitions of ElementsLocal, MarketNet and Magnetic are summarized as follows:

Net assets acquired:	Amount
Cash	$135
Accounts Receivable, net	467
Other Assets	181
Fixed Assets	91
Intangible Assets	1,510
Goodwill	3,323
Total Assets	5,707
Current Liabilities	1,580
Liabilities, net of current	73
Total liabilities assumed	1,653
Net assets acquired:	$4,054

Purchase Price:
Cash Paid	$533
Common stock issued	604
Contingent earnouts - payable in cash	2,110
Contingent earnouts - payable in common stock	807
$4,054

As part of the ElementsLocal acquisition $600 was allocated to intangible assets, $400 of which was allocated to customer relationships, $164 was allocated to non-compete agreement, and $36 was allocated to tradename with an average useful life of seven, five and 2 years, respectively. These amounts are preliminary and will be adjusted when the valuations are completed.

As part of the Magnetic acquisition $430 was allocated to intangible assets, $350 of which was allocated to customer relationships and $80 was allocated to non-compete agreement, with an average useful life of seven years and five years, respectively.

As part of the MarketNet acquisition $480 was allocated to intangible assets, $370 of which was allocated to customer relationships and $110 was allocated to non-compete agreement, with an average useful life of seven years and five years, respectively.

The goodwill recorded as a result of the Magnetic, MarketNet and ElementsLocal acquisitions are nondeductible for tax purposes.

Contingent earnout liabilities for acquisitions completed after January 1, 2009 were recorded at fair value based on valuation models that utilize relevant factors such as estimated probabilities of the acquisitions achieving the performance targets throughout the earnout period. The following table summarizes the changes in earnout liabilities for the fiscal year ended September 30, 2013:

Balance at September 30, 2012	$1,365
Contingent earnout liability accruals	933
Contingent earnout liability payments	(531)
Contingent earnout liability valuation adjustment	(256)
Balance at September 30, 2013	$1,511

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following unaudited pro forma financial information reflects the combined results of operations for Bridgeline for the fiscal years ended September 30, 2013 and 2012. This information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the period, and is not necessarily indicative of the results which may be obtained in the future:

	Year Ended September 30,
	2013	2012
Total revenue	$26,175	$29,540
Net loss	(3,566)	(943)
Net loss per share
Basic and diluted	$(0.22)	$(0.07)
Number of weighted average shares
Basic and diluted	16,067,455	13,749,046

6.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	September 30, 2013
	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Intangible assets:
Domain and trade names	$62	$(28)	$-	34
Customer related	4,537	(3,074)	(281)	1,182
Non-compete agreements	992	(691)	-	301
Acquired software	362	(362)	-	-
Total intangible assets	$5,953	$(4,155)	$(281)	$1,517

	September 30, 2012
	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Intangible assets:
Domain and trade names	$26	$(26)	$-	$-
Customer related	4,187	(2,654)	(281)	1,252
Non-compete agreements	877	(602)	-	275
Acquired software	362	(362)	-	-
Total intangible assets	$5,452	$(3,644)	$(281)	$1,527

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Total amortization expense related to intangible assets for the years ended September 30, 2013 and 2012 is reflected in the Company’s Consolidated Statements of Operations in depreciation and amortization. Included in operating expense for fiscal 2012 was a charge to operations of $281 for an impairment charge related to an asset assumed from our fiscal 2010 acquisition of e.Magination and its wholly-owned subsidiary e.Magination IG, LLC (now Bridgeline Intelligence Group, Inc). In the first quarter of fiscal 2012, the Company stopped servicing low margin non-iAPPS opportunities acquired from e.Magination IG, LLC. It was therefore determined that a portion of the customer list was impaired.

The estimated amortization expense for fiscal years 2014, 2015, 2016, 2017 and 2018 is: $501, $443, $308, $157 and $104, respectively.

7 .   Goodwill

Changes in the carrying amount of goodwill follows:

	September 30,
	2013	2012

Balance at beginning of period	$21,545	$20,122
Acquisitions	1,897	1,175
Contingent acquisition payments	83	248
Purchase price allocation adjustments	252	-
Balance at end of period	$23,777	$21,545

 Goodwill from the acquisitions of ElementsLocal, Magnetic and MarketNet reflect the expected synergies of combining operations. Contingent acquisition payments recorded to goodwill are related to acquisitions where such contingent consideration is recorded as additional purchase price and goodwill when earned. Purchase price allocation adjustments reflects changes to fair value of other identifiable intangible assets and adjustments made to the estimated fair value of net assets acquired.

8.   Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,
	2013	2012
Compensation and benefits	$418	$670
Subcontractors	25	49
Professional fees	252	216
Deferred rent	117	205
Lease abandonment	21	45
Other	260	121
Total	$1,093	$1,306

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Deferred Rent

In connection with new leases entered into in fiscal 2012 for the Company’s headquarters in Burlington, Massachusetts and a new location in New York, the Company made investments in leasehold improvements at these locations of approximately $1.3 million, of which the respective landlords funded approximately $857. The improvements funded by the landlords are treated as lease incentives. Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Consolidated Balance Sheet. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases. As of September 30, 2013, $121 was reflected in Accrued Liabilities and $519 is reflected in Other Long Term Liabilities on the Consolidated Balance Sheet as deferred rent liabilities. The capitalized leasehold improvements are being amortized over the initial lives of each lease.

9.   Debt

Debt consists of the following:

	September 30,
	2013	2012
Line of credit borrowings	$3,504	$3,182
Bank term loan	272	892
Subordinated convertible debt, 10%	2,000	-
Subordinated promissory note	114	338
Total debt	$5,890	$4,412
Less current portion	$1,165	$1,424
Long term debt, net of current portion	$4,725	$2,988

Line of Credit

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The Loan Agreement has a 27 month which expires on March 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings bear interest at BridgeBank’s prime plus 1.00%.  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial covenants.  The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank (“SVB”), which expires on December 31, 2013.

At September 30, 2013, the Company had an outstanding balance under the SVB credit line of $3.5 million and $272 outstanding on the term loan, of which $1.0 million and $272 was repaid after September 30, 2013, respectively. As of the date of the BridgeBank Loan Agreement the Company had an outstanding balance under the SVB credit line of $2.5 million.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

In May 2011, the Company amended its loan arrangement (the “Amendment”) with SVB Under the terms of the existing agreement with SVB, the Company’s line of credit was limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined, and up to $2.0 million could be borrowed in out of formula borrowings for specified periods of time (provided the total amount outstanding does not exceed $5.0 million).

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

In February 2013, the Company amended its loan agreement (the “February 2013 Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2015. The 2013 Amendment also revised certain financial covenants. The Company would not have been in compliance with one of its covenants for the three months ended December 31, 2012 if the amendment was not completed. In July 2013, the Company amended its loan arrangement (the “July 2013 Amendment”) with SVB. The July 2013 Amendment increased the borrowing availability on accounts receivable, revised certain financial covenants, and increased the interest rate on the line of credit from prime plus 1.25% to prime plus 2.25% and increased the interest rate on the term loan from prime plus 1.75% to prime plus 2.75%In addition, the repayment schedule for the term loan was accelerated to end in April 2014. There was $611 remaining on the term loan as of June 30, 2013. The July 2013 Amendment also included a waiver by SVB of certain financial covenant defaults. The Company would not have been in compliance with certain of its financial covenants as of June 30, 2013 if the July 2013 Amendment was not completed and the waiver was not granted. In November 2013, the Company amended its loan agreement (“the November 2013 Amendment”) with SVB. The November 2013 Amendment accelerated the maturity date of the line of credit to December 31, 2013.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Subordinated Convertible Debt, 10%

On September 30, 2013, Bridgeline Digital entered into a Note Purchase Agreement (the "Purchase Agreement") with accredited investors pursuant to which Bridgeline Digital sold an aggregate of $2,000,000 of 10% secured subordinated convertible notes (the "Notes"). Taglich Brothers, Inc. served as placement agent for the transaction. The gross proceeds to Bridgeline Digital at the closing of this private placement were $2,000,000. The Notes accrue interest at a rate of ten percent (10%) per annum and mature on September 30, 2016. Interest on the Notes is payable quarterly in cash. The Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $1.30 per share at any time prior to the maturity date, provided that no holder may convert the Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion.

The Notes are secured by all of Bridgeline Digital's assets. The security interest granted to the holders of the Notes is subordinate to the security interest held by Bridgeline Digital's senior lender, BridgeBank. Bridgeline Digital may prepay any portion of the principal amount of the outstanding Notes at any time, provided that if Bridgeline Digital prepays any principal on or before September 30, 2014, Bridgeline Digital will pay a penalty equal to 10% of the principal amount being prepaid. Under certain circumstances Bridgeline Digital has the right to force conversion of the Notes into shares of Bridgeline Digital common stock in the event the Bridgeline Digital common stock trades in excess of $2.60 per share for 20 trading days out of any 30 trading day period.

The Notes contain customary events of default. Upon the occurrence of any event of default the interest rate under the Notes will increase. In addition, upon the occurrence of a payment default under the Notes, Bridgeline Digital must pay a premium equal to 20% of the outstanding principal amount of the Notes. In the event of a change in control of Bridgeline Digital while the Notes are outstanding, Bridgeline Digital will provide the holders of the Notes with the opportunity to convert the Notes immediately prior to the change in control. In the event the holders of the Notes do not elect to convert the Notes, Bridgeline Digital may prepay all outstanding principal and accrued interest under the Notes. As compensation for acting as placement agent, Bridgeline Digital paid Taglich Brothers, Inc. a cash payment of $160,000 and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 153,846 shares of common stock at an exercise price equal to $1.30 per share. The warrants are first exercisable on March 30, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision.

Subordinated Promissory Note

In May 2010, in connection with the acquisition of TMX, the Company issued a $500 subordinated promissory note (“the Note”) payable to TMX.  The Note is subordinated to the Company’s primary lender and is payable in twelve quarterly installments of $42 thousand, plus interest at 1%, with the first payment due on January 15, 2011. The Note may be paid in whole or in part at any time without discount, premium, or penalty.

In May 2012, the Company assumed two Promissory Notes in connection with the acquisition of MarketNet, Inc. The first Promissory Note in the amount of $63 is payable in eight equal installments of $8, including interest accrued at 5%, and matures in May 2014. The first installment was due in July 2012. The second Promissory Note in the amount of $80 is payable in twelve equal installments of $7, including interest accrued at 5%, and matures in May 2015. The first installment was paid in July 2012.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of September 30, 2013, the Company had the following minimum debt obligation payments remaining:

Year Ending September 30,	Amount
2014	$1,165
2015	21
2016	4,704
Total	$5,890
Less interest at a weighted average of 1.00%	$59
Total debt obligations	$5,831

Capital Lease Obligation

	September 30,
	2013	2012
Capital lease obligations	$941	$357
Less: Current portion	(397)	(230)
Capital lease obligations	$544	$127

As of September 30, 2013, the Company’s future minimum lease payments due under capitalized lease obligations due in fiscal 2014, 2015, and 2016 consist of $397, $339 and $205, respectively.

10.   Commitments and Contingencies

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business.  As of September 30, 2013, Bridgeline was not engaged with any material legal proceedings, except as described below.

Bridgeline Digital, Inc. vs. e.Magination network, LLC and its principal owner, Daniel Roche.

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.  On August 6, 2013 the parties entered into a settlement agreement pursuant to which Bridgeline will pay Mr. Roche a total of $300 thousand, $163 thousand, which was accrued as of June 30, 2013 in accrued liabilities and general and administrative expenses on the Condensed and Consolidated Balance Sheets and Condensed and Consolidated Statements of Operations, respectively, and the payment of previously earned contingent consideration which was accrued at the date of acquisition. These amounts are being paid over 18 months and began in August 2013.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Operating Lease Commitments

We lease our facilities in the United States and India.  Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2013 were as follows:

Year Ending September 30,	Amount
2014	$1,310
2015	1,197
2016	1,100
2017	912
2018 and thereafter	1,230
Total	$5,749

Rent expense for fiscal 2013 and 2012 was $1.5 million and $1.4 million, respectively, exclusive of sublease income of $24 and $22 for fiscal 2013 and 2012, respectively.

Lease restructuring

During the three months ended September 30, 2011, the Company exited its leased office space in Arlington, Virginia, and consolidated the Arlington operations with its Baltimore, Maryland office. As a result, the Company recorded a charge of $115 which is reflected in general and administrative expense on its Consolidated Statements of Operations. This charge consists of contractual rental commitments and related costs, offset by sub-lease income. The term of the restructured lease ends in May 2014. Cash outlay over the next 12 months is expected to be $21.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2013.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2013 and 2012, respectively, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

11.   Shareholder’s Equity

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 526,438 shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 338,461 shares of Bridgeline Digital common stock is contingently issuable to the sellers of ElementsLocal. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets.

On June 19, 2013, the Company sold 2,300,000 shares of common stock at $1.00 per share for gross proceeds of $2.3 million in a private placement. Net proceeds to the Company after offering expenses were approximately $2.1 million. In addition, the Company issued the investors and placement agent and its affiliates five year warrants to purchase an aggregate of 460,000 and 230,000 shares, respectively, of Bridgeline’s common stock at a price equal to $1.25 per share. There are no plans to register the common stock issued in this offering, however in the event the Company does register other Common stock, the Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

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

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 204,331 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. As of September 30, 2013, the sole stockholder of MarketNet earned 68,112 shares of common stock. In addition, MarketNet is also eligible to earn additional equity consideration of 200,000 shares of Bridgeline Digital common stock if a certain annual revenue threshold is met in any fiscal year during the next three years.

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 166,666 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of Magnetic. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. As of September 30, 2013, the sole stockholder of Magnetic earned 111,112 shares of common stock.

 BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In order to increase employee retention and morale, in October 2011, the Company offered its employees the opportunity to have certain outstanding options modified by (i) reducing the grant exercise price to $0.67, the fair market value of the common stock as of the modification date and (ii) starting a new three year vesting schedule. The aggregate fair value of the modified options of approximately $90 was calculated using the difference in value between the original terms and the new terms as of the modification date. The incremental cost of the modified option over the original option will be recognized as additional compensation expense over the new three year vesting period beginning on the date of modification. This opportunity was generally limited to options issued subsequent to the October 2008 repricing described in Note 11 to the Company’s Annual Report on Form 10-K for fiscal 2011. Options to purchase a total of 697,667 shares of common stock were exchanged for new grants in the October 28, 2011 repricing.

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

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. At September 30, 2013, the Company maintained one stock option plan and one employee stock purchase plan.

Amended and Restated Stock Incentive Plan

Effective April 2013, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 3,900,000 million shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company.   Options granted under the Plan may be granted with contractual lives of up to ten years. There were 2,872,844 options outstanding reserved under the Plan as of September 30, 2012 and 1,027,156 shares available for future issuance.

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 300,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 150,000 shares. As of September 30, 2013, 56,112 shares were issued under the ESPP plan.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

On October 29, 2010, the Company issued four year warrants to the placement agent in the Company’s private placement. The warrants are exercisable to purchase 64,000 shares of the Company’s common stock at a price equal to $1.45 per share.  In return for such warrants, the placement agent agreed to cancel 71,231 warrants issued to the placement agent in April 2006 and 57,000 IPO Warrants. In November, 2012, these warrants were exercised using a cashless exercise feature. As a result, 22,599 warrants for an equal number of shares were issued and 41,401 warrants were forfeited in lieu of the exercise price.

On May 31, 2012, the Company issued five year warrants to the placement agent in the Company’s private placement. The warrants are exercisable to purchase 217,931 shares of the Company’s common stock at a price equal to $1.40 per share.

On June 19, 2013, the Company issued five year warrants to the investors and placement agent in the Company’s private placement. The warrants are exercisable to purchase 460,000 and 230,000 shares, respectively, of the Company’s common stock at a price equal to $1.25 per share.

On September 30, 2013, the Company issued five year warrants to the placement agent in the Company’s placement of subordinated convertible debt. The warrants are exercisable to purchase 153,846 of the Company’s common stock at a price equal to $1.30 per share.

As of September 30, 2013: (i) placement agent warrants to purchase 217,931, 230,000 and 153,846 shares at an exercise price of $1.40, $1.25 and $1.30, respectively are outstanding; (ii) investor warrants to purchase 460,000 shares at an exercise price of $1.25, and (iii) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

The Company changed its method of accounting for its common stock warrants in accordance with ASC 815-40-15 “Derivatives and Hedging” (formerly Emerging Issues Task force EITF 07-05).  ASC 815-40-15  requires many common stock awards that were previously treated as equity to be accounted for as liabilities due to certain features with downside ratchet provisions that are not considered indexed to a company’s stock.  The Company evaluated its common stock warrants to determine whether they should be classified as an equity instrument or a liability and made the determination that its common stock warrants should be classified as liabilities; however, the fair value of the related liability was immaterial. Accordingly, no adjustment was needed.

Subsequent to the adoption of AC 815-40-15, the common stock warrants are carried at fair value at each reporting date, with changes in their fair value recorded in other income (expense) in the consolidated statements of operation. The Company estimates the fair value of common stock warrants issued to non-employees using a binomial options pricing model. As of September 30, 2013, the change in fair value of the common stock warrants was immaterial for all interim periods since the date of adoption and no adjustment to income(loss) was recorded in the consolidated statements of operations for the year ended September 30, 2013 and 2012.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Stock Option and Warrant Activity and Outstanding Shares

A summary of combined option and warrant activity follows:

	Stock Options		Stock Warrants
	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding, September 30, 2011	2,280,204	$1.00	207,000	$4.13
Granted	2,094,667	$0.80	217,931	$1.40
Exercised	(157,921)	$0.84	—	—
Forfeited or expired	(1,227,330)	$1.00	(93,000)	$7.39
Outstanding, September 30, 2012	2,989,620	$0.86	331,931	$1.42
Granted	441,500	$1.63	843,846	$1.26
Exercised	(199,573)	$0.81	(22,599)	$1.45
Forfeited or expired	(358,703)	$1.15	(41,401)	$1.45
Outstanding, September 30, 2013	2,872,844	$0.94	1,111,777	$1.30

There were 199,573 options exercised during the year ended September 30, 2013, with an intrinsic value of $97. There were 157,921 options exercised during the year ended September 30, 2012, with an intrinsic value of $42.   There were 1,403,699 options vested and exercisable as of September 30, 2013 with an intrinsic value of $342. The intrinsic value was calculated based on the gross difference between the Company’s closing stock price on the last day of trading of fiscal 2013 and the exercise prices for all in-the money options vested and exercisable, excluding tax effects.

A summary of the status of nonvested shares is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at September 30, 2012	1,961,057	$0.40
Granted	441,500	1.10
Vested	(619,841)	0.36
Forfeited	(313,571)	0.70
Nonvested at September 30, 2013	1,469,145	$0.56

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Price ranges of outstanding and exercisable options as of September 30, 2013 are summarized below:

Outstanding Options						Exercisable Options
Exercise Price			Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.01	to	$0.75	1,194,124	8.03	$0.65	386,996	$0.65
$0.76	to	$1.00	914,470	5.63	0.89	814,469	0.89
$1.01	to	$3.00	764,250	8.44	1.47	202,234	1.22
			2,872,844	7.38	$0.94	1,403,699	$0.87

Compensation Expense

The Company estimates the fair value of stock options using the Black-Scholes-Merton option valuation model (the “Model”).  The assumptions used to calculate compensation expense is as follows:

	Year Ended September 30,
	2013			2012
Expected option life in years		6.0			6.0
Expected volatility		80.60%			65.00%
Expected dividend rate		0.00%			0.00%
Risk free interest rate		1.14			1.13
Option exercise prices	$1.09	to	$2.33	$0.59	to	$1.48
Weighted average fair value of options granted during the year		$0.35			$0.51

Compensation expense is generally recognized on a graded straight-line basis over the vesting period of grants. During the years ended September 30, 2013 and 2012, the Company recognized $438 and $386, respectively, as compensation expense related to share based payments.  As of September 30, 2013, the Company had approximately $326 of unrecognized compensation costs related to unvested options which the Company expects to recognize through fiscal 2015.

12.   Income Taxes

The provisions of ASC 740-10 “Accounting for Uncertain Income Tax Positions”, requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. There was no impact to the Company as a result of adopting ASC 740-10 as the Company’s management has determined that the Company has no uncertain tax positions requiring recognition under ASC 740-10 as of September 30, 2013 and 2012.

The Company’s income tax provision was computed based on the federal statutory rate and average state statutory rates, net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The sources, all domestic, and tax effects of the differences are as follows:

	Year Ended September 30,
	2013	2012
Income tax benefit at the federal statutory rate of 34%	$(1,205)	$(356)
Permanent differences, net	174	204
State income tax expense (benefit)	(173)	(51)
Change in valuation allowance attributable to operations	1,325	227
Foreign Taxes	46	46
Other	4	(2)
Total	$171	$68

	Year Ended September 30,
	2013	2012
Currently payable:
Federal	$-	$-
Foreign	46	46
State	23	22
Total current	69	68
Deferred:
Federal	89	-
State	13	-
Total deferred	102	-
Grand Total	$171	$68

As of September 30, 2013, the Company has a federal net operating loss (NOL) carryforward of approximately $8 million that expires on various dates through 2033. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company’s NOL carryforwards.

The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a valuation allowance against its deferred tax asset at September 30, 2013 and 2012. For the year ended September 30, 2013 and 2012 the valuation allowance for deferred tax assets increased $1,194 and $1,205, respectively which was mainly due to the increase in the net operating loss.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (IRS) or any states in connection with income taxes. The tax periods from 2010 to 2013 generally remain open to examination by the IRS and state authorities.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2013	2012
Deferred tax assets:
Current:
Bad debt reserve	$28	$76
Deferred revenue	689	332
Long-term
AMT carryforward	9	9
Net operating loss carryforwards	3,613	2,618
Intangibles	0	104
Total deferred tax assets	4,339	3,139
Deferred tax liabilities:
Long-term:
Intangibles	(102)	-
Depreciation	(265)	(259)
Total deferred tax liabilities	(367)	(259)
Total deferred tax assets, net, before valuation allowance	3,972	2,880
Valuation allowance	(4,074)	(2,880)
Net deferred tax (liabilities) assets	$(102)	$-

Net deferred tax liability is reflected in other long term liabilities on the consolidated balance sheets. Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $376 and $492 at September 30, 2013 and 2012, respectively. These earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends of otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the applicable foreign tax authority. Determination of the amount of unrecognized deferred US income tax liability is not material and the detailed calculations have not been performed. As of September 30, 2013, there would be minimal withholding taxes upon remittance of all previously unremitted earnings.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13.   Earnings per Share

Options to purchase shares of the Company’s common stock of 588,108 for fiscal 2013 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were contingent shares issuable in connection with the e.Magination , Magnetic, MarketNet and ElementsLocal acquisitions.  Options to purchase shares of the Company’s common stock of 375,085 for fiscal 2012 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were contingent shares issuable in connection with the e.Magination acquisition.

Basic and diluted net loss per share are calculated as follows:

	Year Ended September 30,
	2013	2012
Net loss	$(3,598)	$(946)
Basic net loss per share:
Weighted average common shares outstanding	15,558,244	13,084,095
Basic net loss per share	$(0.23)	$(0.07)
Diluted net loss per share:
Weighted average common shares outstanding	15,558,244	13,084,095
Weighted average dilutive common share equivalents	-	-
Total weighted average common shares outstanding and dilutive common equivalents	15,558,244	13,084,095
Diluted net loss per share	$(0.23)	$(0.07)

14.   Related Party Transactions

As part of the Magnetic acquisition, the Company entered into an operating lease for the Bridgeline Tampa location with the previous owner of Magnetic who now serves as the Vice President of Global Enterprise Sales. The lease term ends in October 2014 and rent is $85 per year.

On November 1, 2013 Michael Taglich joined the Board of Directors. Mr. Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc. was the agent for the past two private placements of Bridgeline Digital common stock in 2012 and 2013 and also the agent for Bridgeline’s convertible debt offerings of $2 million and $1 million in September and November 2013, respectively. Mr. Taglich personally owns 467,000 shares of Bridgeline. Other employees, affiliates and clients of Taglich Brothers, Inc. own approximately 3,000,000 shares of Bridgeline stock. The fees paid to Taglich Brothers, Inc. in connection with the 2012 and 2013 private placements of common stock were $200 and $180, respectively. Fees paid to Taglich Brothers, Inc. in connection with the 2013 convertible debt offerings was $240.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

15.   Subsequent Event

On November 6, 2013, Bridgeline Digital entered into an amendment (the "Amendment") to the Note Purchase Agreement, dated September 30, 2013, by and among Bridgeline Digital and the accredited investors’ party thereto. The Amendment increased the aggregate amount of 10% secured subordinated convertible notes (the "Notes") able to be sold by Bridgeline Digital to $3,000,000. On November 6, 2013, Bridgeline Digital sold an additional $1,000,000 of Notes (the "Second Closing"). The gross proceeds to Bridgeline Digital at the Second Closing of this private placement were $1,000,000.

Taglich Brothers, Inc. served as placement agent for the transaction. On October 30, 2013, Bridgeline Digital entered into a Placement Agent Agreement with Taglich Brothers, Inc., which agreement sets forth the terms of Taglich Brothers, Inc.'s engagement by Bridgeline Digital as placement agent for the transaction.

The Notes accrue interest at a rate of ten percent (10%) per annum and mature three years from the date of issuance. Interest on the Notes is payable quarterly in cash. The Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $1.30 per share at any time prior to the maturity date, provided that no holder may convert the Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion. The Notes are secured by all of Bridgeline Digital's assets. Bridgeline Digital entered into an amendment to the Security Agreement, dated September 30, 2013, with the existing investors in order to add the investors from the Second Closing. The security interest granted to the holders of the Notes is subordinate to the security interest held by Bridgeline Digital's senior lender. Bridgeline Digital may prepay any portion of the principal amount of the outstanding Notes at any time, provided that if Bridgeline Digital prepays any principal on or before the first anniversary of the date of issuance of the Notes, Bridgeline Digital will pay a penalty equal to 10% of the principal amount being prepaid. Under certain circumstances Bridgeline Digital has the right to force conversion of the Notes into shares of Bridgeline Digital common stock in the event the Bridgeline Digital common stock trades in excess of $2.60 per share for 20 trading days out of any 30 trading day period.

The Notes contain customary events of default. Upon the occurrence of any event of default the interest rate under the Notes will increase. In addition, upon the occurrence of a payment default under the Notes, Bridgeline Digital must pay a premium equal to 20% of the outstanding principal amount of the Notes.

In the event of a change in control of Bridgeline Digital while the Notes are outstanding, Bridgeline Digital will provide the holders of the Notes with the opportunity to convert the Notes immediately prior to the change in control. In the event the holders of the Notes do not elect to convert the Notes, Bridgeline Digital may prepay all outstanding principal and accrued interest under the Notes.

As compensation for acting as placement agent, at the Second Closing Bridgeline Digital paid Taglich Brothers, Inc. a cash payment of $80,000 and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 76,923 shares of common stock at an exercise price equal to $1.30 per share. The warrants are first exercisable on May 6, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision.

The shares of common stock issuable upon conversion of the Notes and upon exercise of the warrants are restricted securities and may be sold only pursuant to Rule 144 or in another transaction exempt from the registration requirements under the Securities Act of 1933. Pursuant to the terms of the Purchase Agreement, Bridgeline Digital has agreed to provide piggyback registration rights with respect to the shares of common stock issuable upon conversion of the Notes in the event Bridgeline Digital files a registration statement, with certain limited exceptions.

Subsequent events have been evaluated through the date the accompanying consolidated financial statements were issued.

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

As of September 30, 2013, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that as of September 30, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but are not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Provided its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the  financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B:   Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Thomas Massie	52	Chairman, Chief Executive Officer and President

John Cavalier	74	Director(2)(3)(4)

Kenneth Galaznik	62	Director (1)(4)

Robert Hegarty	50	Director(2)(3)(4)

Joni Kahn	58	Director (1)(2)(4)

Scott Landers	43	Director(1)(3)(4)

Michael Taglich	58	Director(5)

Brett Zucker	41	Executive Vice President and Chief Technical Officer

Michael Prinn	40	Executive Vice President and Chief Financial Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.
(5)	Appointed in November 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2013 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
Plan category	(a)	(b)	(excluding securities reflected in column a) (c)

Equity compensation plans approved by security holders (1)	2,872,844	$0.94	1,271,044

Equity compensation plans not approved by security holders (2)	1,111,777	$1.30	-

Total	3,984,621	$1.04	1,271,044

(1)

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan for a total of 300,000 shares and 56,112 shares were issued in fiscal 2013. The remaining shares are included in column (c).

(2)	At September 30, 2012, there were 1,111,777 total Warrants outstanding. A total of 64,000 warrants were exercised or expired in fiscal 2013.

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

On October 29, 2010, the Company issued four year warrants to the placement agent in the Company’s private placement. The warrants are exercisable to purchase 64,000 shares of the Company’s common stock at a price equal to $1.45 per share.   In return for such warrants, the placement agent agreed to cancel 71,231 warrants issued to the placement agent in April 2006 and 57,000 IPO Warrants. In November, 2012, these warrants were exercised using a cashless exercise feature. As a result, 22,599 warrants for an equal number of shares were issued and 41,401 warrants were forfeited in lieu of the exercise price.

On May 31, 2012, the Company issued five year warrants to the placement agent in the Company’s private placement. The warrants are exercisable to purchase 217,931 shares of the Company’s common stock at a price equal to $1.40 per share.

On June 19, 2013, the Company issued five year warrants to the investors and placement agent in the Company’s private placement. The warrants are exercisable to purchase 460,000 and 230,000 shares, respectively, of the Company’s common stock at a price equal to $1.25 per share.

On September 30, 2013, the Company issued five year warrants to the placement agent in the Company’s placement of subordinated convertible debt. The warrants are exercisable to purchase 153,846 of the Company’s common stock at a price equal to $1.30 per share.

As of September 30, 2013: (i) placement agent warrants to purchase 217,931, 230,000 and 153,846 shares at an exercise price of $1.40 and $1.25 and $1.30, respectively are outstanding; (ii) investor warrants to purchase 460,000 shares at an exercise price of $1.25, and (iii) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

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

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

  – Reports of Independent Registered Public Accounting Firm

  –  Consolidated Balance Sheets as of September 30, 2013 and 2012

  –  Consolidated Statements of Operations for the years ending September 30, 2013 and 2012

  –  Consolidated Statements of Comprehensive Loss for the years ending September 30, 2013 and 2012

  –  Consolidated Statements of Cash Flows for the years ending September 30, 2013 and 2012

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
2.1

Asset Purchase Agreement, dated as of May 11, 2010, by and between Bridgeline Digital, Inc. and TMX Interactive, Inc. (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

2.2

Subordinated Promissory Note dated May 11, 2010, issued by Bridgeline Digital, Inc. (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 17, 2010)

2.3

Asset Purchase Agreement, dated as of July 9, 2010, by and between Bridgeline Digital, Inc. and e.magination network, LLC. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 15, 2010)

2.4

Agreement and Plan of Merger, dated as of October 3, 2011, by and among Bridgeline Digital, Inc., Magnetic Corporation and Jennifer Bakunas (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 6, 2011)

2.5

Agreement and Plan of Merger, dated as of May 31, 2012, by and among Bridgeline Digital, Inc., MarketNet, Inc. and Jill Bach (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 5, 2012)

2.5

Agreement and Plan of Merger, dated as of August 1, 2013, by and among Bridgeline Digital, Inc., Transformational Technologies, Inc. and Jeremy LaDuque and Steven Bridge (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 6, 2013)

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
10.8

Amended and Restated Loan Agreement dated March 31, 2010, between Bridgeline Digital, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2010)

10.9

Amended and Restated Intellectual Property Security Agreement dated March 31, 2010, between Bridgeline Digital, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 5, 2010)

10.10

Fourth Loan Modification Agreement dated May 6, 2011, between Bridgeline Digital, Inc., e.MAGINATION IG, LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 11, 2011)

10.11

Sixth Loan Modification Agreement dated May 11, 2012 between Bridgeline Digital, Inc., Bridgeline Intelligence Group, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 14, 2012)

10.12

Seventh Loan Modification Agreement dated February 11, 2013 between Bridgeline Digital, Inc., Bridgeline Intelligence Group, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 14, 2013)

10.14

Eighth Loan Modification Agreement dated July 31, 2013 between Bridgeline Digital, Inc., Bridgeline Intelligence Group, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2013)

10.15	Ninth Loan Modification Agreement dated November 13, 2013 between Bridgeline Digital, Inc., Bridgeline Intelligence Group, Inc. and Silicon Valley Bank
10.16

Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2010)

10.17	Form of Common Stock Purchase Warrant issued to Placement Agent, Dated October 29, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 4, 2010)
10.18

Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated May 31, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2012)

10.19	Form of Common Stock Purchase Warrant issued to Placement Agent, dated May 31, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2012)
10.20

Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013)

10.21	Form of Common Stock Purchase Warrant issued to Investors, dated June 19, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 24, 2013)
10.22	Form of Common Stock Purchase Warrant issued to Placement Agent, dated June 19, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 4, 2013)
10.23

Note Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated September 30, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 24, 2013)

10.24	Form of Promissory Note issued to Investors, dated September 30, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 4, 2013)
10.25	Form of Common Stock Purchase Warrant issued to Placement Agent, dated September 30, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 4, 2013)
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Management compensatory plan

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

December 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Massie	Chief Executive Officer and Director	December 20, 2013
Thomas Massie	(Principal Executive Officer)

/s/ Michael Prinn	Chief Financial Officer	December 20, 2013
Michael Prinn	(Principal Financial Officer)

/s/ John Cavalier	Director	December 20, 2013
John Cavalier

/s/Joni Kahn	Director	December 20, 2013
Joni Kahn

/s/ Kenneth Galaznik	Director	December 20, 2013
Kenneth Galaznik

/s/ Robert Hegarty	Director	December 20, 2013
Robert Hegarty

/s/ Scott Landers	Director	December 20, 2013
Scott Landers

/s/ Michael Taglich	Director	December 20, 2013
Michael Taglich

Index of Exhibits

Exhibit No.	Description of Document
10.15	Ninth Loan Modification Agreement dated November 13, 2013 between Bridgeline Digital, Inc., Bridgeline Intelligence Group, Inc. and Silicon Valley Bank
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.