Form 10-K/A
period 2013-09-30
Bridgeline Digital, Inc.
filed 2014-01-28
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $17,336,517 based on the closing price of $1.27 of the issuer’s common stock, par value $.001 per share, as reported by the NASDAQ Stock Market on March 28, 2013.

On January 24, 2014, there were 18,488,075 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Bridgeline Digital Inc. (“we”, “our”, and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2013 which was filed with the U.S. Securities and Exchange Commission (SEC) on December 20, 2013 (Original Filing). The purpose of this Amendment No.1 is to include information required in Part III (Items 10,11,12,13 and 14), and therefore, we are filing this Form 10-K/A to include the required information pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

This Form 10-K/A is not intended to amend or otherwise update other information in the Original Filing but for those items expressly identified above. Accordingly, the Form 10-K/A should be read in conjunction with the Original Filing and with our filings made with the SEC subsequent to the filing of the Original Filing. Lastly, as required by Rule12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer as filed as exhibits to the Form 10-K/A under Item 15 of Part IV hereof.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position	Director since

Thomas Massie	52	Chairman, Chief Executive Officer and President	2000

John Cavalier	74	Director (2)(3)(4)	2007

Kenneth Galaznik	62	Director (1)(4)	2006

Robert Hegarty	50	Director (2)(3)(4)	2006

Joni Kahn	58	Director (1)(2)(4)	2012

Scott Landers	43	Director (1)(3)(4)	2010

Brett Zucker	41	Executive Vice President and Chief Technical Officer

Michael Prinn	40	Executive Vice President and Chief Financial Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

All directors hold office for a three year term following their election at the annual meeting and/or until their successors are elected and qualified. Information with respect to the business experience and affiliation of our directors is set forth below:

Thomas Massie has served as our Chairman of the Board, President and Chief Executive Officer since our inception. From 1991 to 2000, Mr. Massie was the founder, Chairman of the Board and Chief Executive Officer of Focus Enhancements, a publicly-held developer of proprietary video conversion ASIC chip technology that had technology alliances with companies such as Intel, Microsoft, Apple Computer, Thompson, Philips, SONY, Nokia, and Zenith. Mr. Massie led Focus Enhancements from concept to a public market capitalization of $230 million. From 1986 to 1991, Mr. Massie was the founder and Chairman of the Board of Mass Microsystems, a publicly-held developer of proprietary multimedia products. Mr. Massie led Mass Microsystems from inception to a public market capitalization of $75 million. From 2002 to 2007, Mr. Massie was a member of the Board of Directors of MapInfo Corporation, a publicly-held developer of location intelligence software. Mr. Massie was the Chairman of MapInfo's Corporate Governance Committee and a member of its Audit and Compensation Committees. In April 2007, MapInfo was acquired by Pitney-Bowes for $480 million. In addition, Mr. Massie is a member of the National Association of Directors and was a non-Commissioned Officer in the United States Army, 101st Airborne Division. As our President and Chief Executive Officer, and as former chief executive officer of two other technology companies, Mr. Massie brings to our Board strategic vision, leadership and operational experience.

John Cavalier has been a member of our Board of Directors since 2007. Mr. Cavalier is the Chairman of the Company’s Compensation Committee and a member of the Nominating and Corporate Governance Committees. From 2001 to 2007, Mr. Cavalier was the Chairman of the Board of MapInfo Corporation, a publicly-held developer of location intelligence software. From 1996 to 2001, Mr. Cavalier was the president, CEO and a director of MapInfo. During Mr. Cavalier’s tenure at MapInfo, he successfully helped lead the growth of MapInfo from approximately $40 million in annual sales to over $160 million in annual sales. In April 2007, MapInfo was acquired by Pitney Bowes for $480 million. Prior to joining MapInfo, Mr. Cavalier held executive management positions with The Antares Alliance Group (a joint venture between Amdahl and EDS), Amdahl, Atari, and Apple Computer. In 2006, Mr. Cavalier was inducted into New York State’s Tech Valley’s Business Hall of Fame recognizing him for outstanding business leadership. In 2007, Mr. Cavalier was given the Explore, Discover, & Imagine Award by New York’s Children’s Museum of Science & Technology recognizing his leadership in promoting technology to children. In 2010, Mr. Cavalier received the Partners in Life Long Learning Award from Excelsior College. This award recognized Mr. Cavalier as a key founder of Tech Valley High School, a new math and science high school established in New York State to meet the needs of the expanding High Tech business growth. Mr. Cavalier is an active board member of various privately-held technology companies. Mr. Cavalier is a member of the Board of The Fuller Road Management Corporation (“FRMC”). FMRC is responsible for the High Tech initiative in Up State New York where $17 billion has been invested in Nano Technology for semi-conductors. These investments have allowed FRMC to dominate the Nano Technology arena for 300 micron and 450 micron semiconductor technologies. Mr. Cavalier is the Chairman of the Audit Committee for FRMC. In addition, Mr. Cavalier serves on the Board of Nfrastructure Corporation, a high tech company focused on systems integration and services. Mr. Cavalier is Chairman of the Compensation Committee at Nfrastructure. Mr. Cavalier is also a member of the Board of Advisors of Holliday Financial Corporation, a Portfolio Management and Investment Banking Organization. He is also a member of the National Advisory Board of “AMERICA’S EDGE”, a National Foundation focused on early childhood learning. Mr. Cavalier earned his undergraduate degree from the University of Notre Dame and his MBA from Michigan State University. Mr. Cavalier brings extensive experience to our Board as a financial expert, former chief executive officer, and member of the Board of Directors of other publicly-held technology companies.

Kenneth Galaznik has been a member of our Board of Directors since 2006. Mr. Galaznick is the Chairman of the Company’s Audit Committee. Since 2005, Mr. Galaznik has been the Senior Vice President, Chief Financial Officer and Treasurer of American Science and Engineering, Inc., a publicly-held supplier of X-ray inspection and screening systems with a public market cap of over $550 million. From August 2002 to February 2005, Mr. Galaznik was Vice President of Finance of American Science and Engineering, Inc. From November 2001 to August 2002, Mr. Galaznik was self-employed as a consultant. From March 1999 to September 2001, he served as Vice President of Finance at Spectro Analytical Instruments, Inc. and has more than 35 years of experience in accounting and finance positions. Mr. Galaznik holds a B.B.A. degree in accounting from The University of Houston. Mr. Galaznik brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and as Chief Financial Officer of a publicly-held company.

Robert Hegarty has been a member of our Board of Directors since 2006. Mr. Hegarty is the Chairman of the Company’s Nominating and Corporate Governance Committee and is a member of the Compensation Committee. Mr. Hegarty is the Global Head of Equities for Thomson Reuters. Previously, he was the Managing Director, Global Head of Market Structure for Thomson Reuters. Prior to that Mr. Hegarty was the Managing Director, Strategy and Marketing of The Depository Trust & Clearing Corporation. From 1999 to March 2009, Mr. Hegarty was Managing Director of TowerGroup Securities & Investments Group, a capital markets and investment and wealth management research subsidiary of MasterCard International. Before joining TowerGroup in 1999, Mr. Hegarty was Vice President of Trading Systems at Putnam Investments in Boston, Massachusetts and, prior to that, was employed by Fidelity Investments in Boston for eight years, during which he served as Vice President of Technology of the institutional broker-dealer arm of Fidelity Investments. Mr. Hegarty holds an M.B.A. degree in finance and marketing from Babson College and a B.S. degree in computer science from North Adams State College. Mr. Hegarty brings extensive experience to our Board as an experienced senior executive, a technology trend expert, and an expert in the global financial markets.

Joni Kahn has been a member of our Board of Directors since April 2012. Ms. Kahn is a member of the Audit and Compensation Committees. Her experience spans both software and consulting companies, which enables a differentiated view into the market and a compelling platform for higher value alliance relationships. Since early 2013, Ms. Kahn has been the Senior Vice President of Global Services for BigMachines, Inc., which was acquired by Oracle in October 2013. From 2007 to 2012 Ms. Kahn was Vice President of Services for HP’s Enterprise Security Software group. From 2005 to 2007, Ms. Kahn was the Executive Vice President at BearingPoint where she managed a team of over 3,000 professionals and was responsible for North American delivery of enterprise applications, systems integration and managed services solutions. Ms. Kahn also oversaw global development centers in India, China and the U.S. From 2002 to 2005, Ms. Kahn was the Senior Group Vice President for worldwide professional services for Business Objects, a business intelligence software maker based in San Jose, where she led the applications and services division that supported that company's transformation from a products company to an enterprise solutions company. Business Objects was acquired by SAP in 2007. From 2000 to 2007, Ms. Kahn was a Member of the Board of Directors for MapInfo, a global location intelligence solutions company. She was a member of MapInfo’s Audit Committee and the Compensation Committee. MapInfo was acquired by Pitney Bowes in 2007. From 1993 to 2000, Ms. Kahn was an Executive Vice President and Partner of KPMG Consulting, where she helped grow the firm’s consulting business from $700 million to $2.5 billion. Ms. Kahn received her B.B.A. in Accounting from the University of Wisconsin – Madison.

Scott Landers has been a member of our Board of Directors since 2010. Mr. Landers is a member of the Audit, and Nominating and Corporate Governance Committees. Since July 2008, Mr. Landers has been the Senior Vice President, Chief Financial Officer and Treasurer for Monotype Imaging Holdings Inc., a global developer of text imaging solutions. Monotype is a publicly-held company with a market cap of over $1 billion. Prior to joining Monotype, from September 2007 until July 2008, Mr. Landers was the Vice President of Global Finance at Pitney Bowes Software, a $450 million division of Pitney Bowes, a leading global provider of location intelligence solutions. From 1997 until September 2007, Mr. Landers held several senior finance positions, including Vice President of Finance and Administration, at MapInfo, a publicly-held company which was acquired by Pitney Bowes in April 2007. Earlier in his career, Mr. Landers was a Business Assurance Manager with Coopers & Lybrand. Mr. Landers is a Certified Public Accountant and holds a Bachelor's Degree in accounting from Le Moyne College in Syracuse, N.Y. and a Master’s Degree in business administration from The College of Saint Rose in Albany, N.Y. Mr. Landers brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and as chief financial officer of a publicly-held company.

Brett Zucker has been a senior executive at Bridgeline Digital since 2002. Since 2006, Mr. Zucker has been our Executive Vice President and Chief Technical Officer. From 2002 to 2006, Mr. Zucker was a senior executive of the Company's New York business unit. Prior to joining Bridgeline Digital, Mr. Zucker was the Director of Development and Delivery for Lead Dog Digital, Inc., a custom Web application development company Bridgeline Digital acquired in 2002. Prior to joining Lead Dog Digital in September 2000, Mr. Zucker served in management positions with AppNet and Agency.com. Mr. Zucker is a member of the Board of Directors of Content Management Professionals, an independent national organization with over 25,000 members. Mr. Zucker holds a B.S. degree in Electrical Engineering from Cornell University and an M.B.A. degree from Harvard Business School.

Michael Prinn has been our Executive Vice President and Chief Financial Officer since October 2012. Mr. Prinn joined Bridgeline Digital in August 2010 as our Vice President of Finance and was subsequently promoted to the position of Chief Accounting Officer and Executive Vice President of Finance. Prior to joining Bridgeline Digital, from 2006 to 2010, Mr. Prinn was a Senior Manager and Controller at Sapient, a $1.4 billion publicly-held global integrated marketing and technology services company. From 2003 to 2006, Mr. Prinn was the Corporate Controller for SensAble Technologies, a developer of 3D touch-enabled digital solutions. Prior to joining SensAble Technologies, Mr. Prinn was an Audit Manager in Arthur Andersen’s High Technology Audit Practice. Mr. Prinn received his B.S. in Accounting from Boston College and is a Certified Public Accountant.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of our accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Audit Committee is comprised of Mr. Galaznik (Chair), Ms. Kahn and Mr. Landers. Our Board has determined that each of the members of the Audit Committee meet the criteria for independence under the standards provided by the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company's website, www.bridgelinedigital.com. During Fiscal 2013, the Audit Committee met five times. Each member of the Audit Committee attended each such meeting. The Chairman of the Audit Committee was present at all meetings.

Audit Committee Financial Expert. Our Board has also determined that each of Mr. Galaznik and Mr. Landers qualifies as an "audit committee financial expert" as defined under Item 407(d) (5) of Regulation S-K.

Compensation Committee

The Compensation Committee evaluates the performance of our senior executives, considers the design and competitiveness of our compensation plans, including the review of independent research and data regarding compensation paid to executives of public companies of similar size and geographic location, reviews and approves senior executive compensation and administers our equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee is comprised of Mr. Cavalier (Chair), Mr. Hegarty and Ms. Kahn, all of whom are independent directors. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company's website, www.bridgelinedigital.com. During Fiscal 2013, the Compensation Committee met twice and acted five times by unanimous written consent.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. Messrs. Hegarty (Chair), Cavalier, and Landers, all of whom are independent directors, are the members of the Nominating and Governance Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During Fiscal 2013, the Nominating and Governance Committee met four times.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on review of the copies of such forms received by the Company with respect to 2013, the Company believes that all of the filing obligations of officers, directors and 10% stockholders under section 16(a) during 2013 have been fulfilled.

Code of Conduct and Ethics

The Company's Board of Directors has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Act that applies to all of the Company's officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics codifies the business and ethical principles that govern the Company's business. A copy of the Code of Ethics is available on the Company's website www.bridgelinedigital.com. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to its principal executive officer, principal financial officer or principal accounting officer) on its website.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended September 30, 2013 and September 30, 2012 for our principal executive officer and our other two most highly compensated executive officers who were serving as executive officers on September 30, 2013. We refer to these officers as our named executive officers.

Name and Principal Position	Fiscal Year End	Salary	Bonus	Option Awards (1)(2)	All Other Compensation		Total
Thomas Massie President and Chief Executive Officer	2013	$375,000	$74,896	—	$22,221	(3)	$472,117
and Director	2012	$375,000	$96,667	$137,500	$24,242	(3)	$633,409
Michael Prinn Executive Vice President and Chief	2013	$200,000	$33,225	$80,250	—		$313,475
Financial Officer	2012	$171,000	$30,000	$25,100	—		$226,100
Brett Zucker Executive Vice President and Chief	2013	$244,581	$37,503	—	—		$282,084
Technology Officer	2012	$225,000	$50,000	$39,000	—		$314,000

(1)

Represents the aggregate grant date fair value of the entire stock option awards for the fiscal years ended September 30, 2013 and 2012, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), excluding the impact of estimated forfeitures of stock options. None of the stock option awards listed above were exercised in the fiscal years ended September 30, 2013 and 2012, and the amounts set forth above do not represent amounts actually received by the executives.

(2)

Stock option awards for fiscal year ended September 30, 2012 reflect options granted as part of October 28, 2011 repricing program, which offered employees the opportunity to exchange and forfeit options previously granted for new options grants of the same amount with a) a grant exercise price of $0.67, the fair market value on October 28, 2011 and b) a new three-year vesting schedule beginning October 28, 2011. Mr. Massie exchanged 300,000 previously granted options for a new grant with an incremental grant date fair value of $41,500.  Mr. Prinn exchanged 60,000 previously granted options for a new grant with an incremental grant date fair value of $6,600. Mr. Zucker exchanged 75,000 previously granted options for a new grant with an incremental grant date fair value of $11,250.

(3)	Other Compensation, represents amounts paid by the Company for life insurance premiums.

Repricing

On October 28, 2011, the Company offered its employees the opportunity to have certain outstanding options modified by (i) reducing the exercise price to $0.67, the fair market value of the common stock as of the modification date and (ii) starting a new three year vesting schedule. Employees elected to exchange options to purchase a total of 697,667 shares of common stock for new grants in the October 28, 2011 repricing.

Employment Agreements

Thomas Massie

We have entered into an employment agreement with Thomas Massie, our President and Chief Executive Officer, to provide executive management services. The agreement had an initial term of three years commencing on October 1, 2001 and was renewed in each of 2004, 2007, 2010 and 2013 each for three-year terms. The term of the agreement is automatically extended so that it always has an effective period of three years. Both the annual salary and bonus are subject to periodic review and adjustment by our Board of Directors. The agreement may be terminated by (i) us, in the event of Mr. Massie's death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Massie for good reason. In the event that Mr. Massie is terminated by us without cause or Mr. Massie resigns for good reason, he is entitled to receive severance payments equal to three times his total annual compensation.

Michael Prinn

We have entered into an employment agreement with Michael Prinn, our Executive Vice President and Chief Financial Officer, to provide executive management services. The agreement has a term of one year beginning October 1, 2012. The agreement may be terminated by (i) us, in the event of Mr. Prinn's death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Prinn for good reason. In the event that Mr. Prinn is terminated by us without cause or Mr. Prinn resigns for good reason, he is entitled to receive severance payments equal to six months of salary and bonus. In addition, any stock option awards that are not exercisable will be immediately vested and exercisable.

Brett Zucker

We have entered into an employment agreement with Brett Zucker, our Executive Vice President and Chief Technology Officer, to provide executive management services. The agreement has a term of one year beginning October 1, 2012. The agreement may be terminated by (i) us, in the event of Mr. Zucker's death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Zucker for good reason. In the event that Mr. Zucker is terminated by us without cause or Mr. Zucker resigns for good reason, he is entitled to receive severance payments equal to six months of salary and bonus. In addition, any stock option awards that are not exercisable will be immediately vested and exercisable.

Outstanding Equity Awards at Fiscal 2013 Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2013.

Name	Grant Date	Number of Securities Underlying Unexercised Options Excercisable (1)(2)	Number of Securities Underlying Unexercised Options Unexercisable (1)(2)	Exercise price ($/sh)	Option Expiration Date
Thomas Massie (1)	10/09/2008	128,333	-	$0.90	10/09/2018
	10/28/2011	100,000	200,000	$0.67	10/28/2021
	11/30/2011	50,000	100,000	$0.59	11/30/2021
	02/16/2012	-	100,000	$0.79	02/16/2022
		278,333	400,000

Michael D. Prinn (1)	10/28/2011	20,000	40,000	$0.67	10/28/2021
	11/29/2011	16,667	33,333	$0.65	11/29/2021
	10/19/2012	-	75,000	$1.64	10/19/2022
		36,667	148,333

Brett Zucker (1)	10/09/2008	200,130	-	$0.90	10/09/2018
	10/28/2011	25,000	50,000	$0.67	10/28/2021
	11/29/2011	25,000	50,000	$0.65	11/29/2021
		250,130	100,000

(1)	Shares vest in equal installments upon the anniversary date of the grant over three years.

(2)

Stock option awards granted as part of October 28, 2011 repricing program, offered employees the opportunity to exchange and forfeit options previously granted for new options grants of the same amount with a) a grant exercise price of $0.67, the fair market value on October 28, 2011; and b) a new three-year vesting schedule beginning October 28, 2011. Mr. Massie exchanged 300,000 previously granted options for a new grant with an incremental grant date fair value of $41,500. Mr. Prinn exchanged 60,000 previously granted options for a new grant with an incremental grant date fair value of $6,600. Mr. Zucker exchanged 75,000 previously granted options for a new grant with an incremental grant date fair value of $11,250.

Director Compensation

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2013.

Name	Fees Earned or Paid in Cash	Option Awards (1)(4)	All Other Compensation	Total
John Cavalier (2)	$23,000	$23,000	$34,000	$80,000
Kenneth Galaznik	$28,000	$23,000	—	$51,000
Robert Hegarty	$23,000	$23,000	—	$46,000
Joni Kahn	$21,000	$23,000	—	$44,000
Scott Landers	$21,000	$23,000	—	$44,000

(1)

Represents aggregate grant date fair value of the entire stock option awards for the fiscal year ended September 30, 2013 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), excluding the estimated impact of forfeitures of stock option grants.  None of the stock option awards listed above were exercised in the fiscal year ended September 30, 2013, and the amounts set forth above do not represent amounts actually received by the Directors.

(2)	Mr. Cavalier was paid $34,000 as compensation for general management consulting services.

(3)

The following table sets forth the following aggregate number of shares under outstanding stock options plans held by Directors who are not named executive officers as of the fiscal year ended September 30, 2013.

Name	Number of Shares Underlying Outstanding Stock Options
John Cavalier	110,000
Kenneth Galaznik	110,000
Robert Hegarty	110,000
Joni Kahn	45,000
Scott Landers	80,000

The non-employee members of the Company's Board of Directors are compensated as follows:

●

Option Grants. Unless otherwise determined by the Board of Directors, outside directors each receive annual grants of options to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value of the shares on the date of grant. The options vest over three years in equal installments on the anniversary of grant.  New directors receive options to purchase 25,000 shares of our common stock at the then current fair market value upon election to the Board. During the fiscal year ended September 30, 2013, outside directors each received stock options to purchase 20,000 shares of common stock. The options vest over three years in equal installments on the anniversary of grant.

●

Cash Compensation. Each outside director receives an annual retainer of $12,000 and is compensated $1,500 for each meeting such director attends in person. Members of the Audit Committee receive additional annual compensation of $3,000.

●

Committee Chair Bonus. The Chair of our Audit Committee receives an additional annual fee of $10,000.  The Chairs of our Compensation Committee and Nominating and Corporate Governance Committee each receive an additional annual fee of $5,000.  These fees are payable in lump sums in advance.  Other directors who serve on our standing committees, other than the Audit Committee, do not receive additional compensation for their committee services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after January 24, 2014 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each individual named below is our address, 80 Blanchard Road, 2nd Floor, Burlington, Massachusetts 01803.

The following table sets forth as of January 24, 2014, the beneficial ownership of our common stock by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. At the close of business on January 24, 2014 there were issued and outstanding 18,488,075 shares of our Common Stock entitled to cast 18,488,075 votes. On January 24, 2014 the closing price of our Common Stock as reported on the Nasdaq Capital Market was $1.22 per share.

Except as indicated in the footnotes to the table below, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder.

This information is based upon information received from or on behalf of the individuals named herein.

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Scott Sipprelle Westland Ventures, LLC 354 Quaker Road Princeton, NJ 08540	1,315,315		7.11%
Thomas Massie	1,121,333	(1)	5.91%
Michael Taglich	785,607	(2)	4.19%
Brett Zucker	381,434	(3)	2.03%
Robert Hegarty	121,999	(4)	*
Michael D. Prinn	110,333	(5)	*
Kenneth Galaznik	94,999	(6)	*
John Cavalier	74,164	(7)	*
Scott Landers	64,999	(8)	*
Joni Kahn	14,999	(9)	*
All current executive officers and directors as a group (9)	2,772,867	(10)	13.89%

*less than 1%

(1)	Includes 494,999 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 24, 2014).

(2)

Includes 43,478 shares of common stock subject owned by Mr. Taglich’s spouse. Includes warrants to purchase 187,815 shares of common stock and a 10% secured subordinated convertible note convertible to 76,923 common shares.

(3)	Includes 300,129 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 24, 2014).

(4)

Includes 84,999 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 24, 2014). Includes 12,000 shares of common stock owned by Mr. Hegarty’s spouse.

(5)	Includes 98,333 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 24, 2014).

(6)	Includes 84,999 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 24, 2014).

(7)	Includes 76,665 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 24, 2014).

(8)

Includes 54,999 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 24, 2014). Includes 10,000 shares of common stock owned by Mr. Lander’s children.

(9)	Includes 14,999 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 24, 2014).

(10)	Includes 1,210,122 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 24, 2014).

Equity Compensation Plan Information

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

In fiscal 2007, the Company issued 150,000 warrants to the underwriters of the Company’s Initial Public Offering (the “IPO Warrants”) with an original exercise price of $7.50 per share. After adjustments for anti-dilution provisions, the IPO Warrants are exercisable to purchase shares of the Company’s common stock at an exercise price of $7.39. The IPO Warrants expired in July 2012.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 404(d) of Regulation S-K requires the Company to disclose any transaction or proposed transaction which occurred in either of the two most recently completed fiscal years in which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of the last two completed fiscal years in which the Company is a participant and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company's common stock, or an immediate family member of any of those persons.

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms of any related party transactions. Therefore, any material financial transaction between the Company and any related person would need to be approved by our Audit Committee prior to the Company entering into such transaction.

Michael Taglich, Chairman and President of Taglich Brothers, Inc. a New York based securities firm joined the Board of Directors in October 2013. Taglich Brothers, Inc was the agent for the past two private placements of Bridgeline Digital common stock in 2012 and 2013, as well as the agent for Bridgeline’s convertible debt offerings of $2 million and $1 million in September and November 2013, respectively. Mr. Taglich also owns 477,391 of Bridgeline common stock and other employees, affiliates and clients of Taglich Brothers own approximately 3,000,000 shares of Bridgeline common stock. The fees paid to Taglich Brothers in connection with the 2012 and 2013 private placements of common stock were $200,000 and $180,000, respectively. The fees paid to Taglich Brothers in connection with the 2013 convertible debt were $240,000.

Item 14. Principal Accounting Fees and Services.

The firm of Marcum LLP acts as our principal independent registered public accounting firm. They have served as our independent auditors since April 16, 2010. A representative of Marcum LLP is expected to attend this year's Annual Meeting, and he will have an opportunity to make a statement if he desires to do so. It is also expected that such representative will be available to respond to appropriate questions.

The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended September 30, 2013 and September 20, 2012. The Company did not engage its independent registered public accounting firm during either of the fiscal years ended September 30, 2013 or September 20, 2012 for any other non-audit services.

Type of Service	Amount of Fee for Fiscal Year Ended
	September 30, 2013	September 30, 2012
Audit Fees	$ 186,408	$ 179,263
Audit-Related Fees	—	—
Tax Fees	—	—
Total	$ 186,408	$ 179,263

Audit Fees. This category includes fees for the audits of the Company's annual financial statements, review of financial statements included in the Company's Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category consists of audits performed in connection with certain acquisitions.

Tax Fees. This category consists of professional services rendered for tax compliance, tax planning and tax advice. The services for the fees disclosed under this category include tax return preparation, research and technical tax advice.

There were no other fees paid or accrued to Marcum LLP in the fiscal years ended September 30, 2013 or September 30, 2012.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal years ended September 30, 2013 and 2012, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Item	Title
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Thomas Massie

Name: Thomas Massie

January 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Massie	Chief Executive Officer and Director	January 28, 2014
Thomas Massie	(Principal Executive Officer)

/s/ Michael Prinn	Chief Financial Officer	January 28, 2014
Michael Prinn	(Principal Financial Officer)

/s/ John Cavalier	Director	January 28, 2014
John Cavalier

/s/Joni Kahn	Director	January 28, 2014
Joni Kahn

/s/ Kenneth Galaznik	Director	January 28, 2014
Kenneth Galaznik

/s/ Robert Hegarty	Director	January 28, 2014
Robert Hegarty

/s/ Scott Landers	Director	January 28, 2014
Scott Landers

/s/ Michael Taglich	Director	January 28, 2014
Michael Taglich

  Index of Exhibits

Exhibit No.	Description of Document

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.