Form 10-Q
period 2013-12-31
Bridgeline Digital, Inc.
filed 2014-02-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of February 11, 2014 was 18,504,741.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2013

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2013

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

 PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	December 31, 2013	September 30, 2013
ASSETS

Current assets:
Cash and cash equivalents	$621	$2,830
Accounts receivable and unbilled receivables, net	4,041	3,194
Prepaid expenses and other current assets	967	963
Total current assets	5,629	6,987
Equipment and improvements, net	2,909	3,065
Intangible assets, net	1,402	1,517
Goodwill	23,835	23,777
Other assets	1,609	1,631
Total assets	$35,384	$36,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,467	$1,746
Accrued liabilities	853	1,093
Accrued earnouts, current	561	561
Debt, current	20	1,165
Capital lease obligations, current	364	397
Deferred revenue	2,012	1,960
Total current liabilities	5,277	6,922

Accrued earnouts, net of current portion	846	950
Debt, net of current portion	5,470	4,725
Capital lease obligations, net of current portion	445	544
Other long term liabilities	1,151	1,088
Total liabilities	13,189	14,229

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 20,000,000 shares authorized; 18,476,041 at December 31, 2013 and 18,313,765 at September 30, 2013 shares issued and outstanding	19	18
Additional paid-in capital	44,461	44,206
Accumulated deficit	(22,091)	(21,314)
Accumulated other comprehensive loss	(194)	(162)
Total stockholders’ equity	22,195	22,748
Total liabilities and stockholders’ equity	$35,384	$36,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Revenue:
Digital engagement services	$4,549	$4,850
Subscription and perpetual licenses	1,577	787
Managed service hosting	387	556
Total revenue	6,513	6,193
Cost of revenue:
Digital engagement services	2,503	2,754
Subscription and perpetual licenses	397	168
Managed service hosting	84	72
Total cost of revenue	2,984	2,994
Gross profit	3,529	3,199
Operating expenses:
Sales and marketing	2,110	1,834
General and administrative	1,031	1,354
Research and development	523	132
Depreciation and amortization	454	424
Total operating expenses	4,118	3,744
Loss from operations	(589)	(545)
Interest expense, net	(167)	(76)
Loss before income taxes	(756)	(621)
Provision for income taxes	21	21
Net loss	$(777)	$(642)

Net loss per share:
Basic and diluted	$(0.04)	$(0.04)
Number of weighted average shares outstanding:
Basic and diluted	17,760,248	14,782,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Net Loss	$(777)	$(642)
Other comprehensive gain (loss):
Net change in foreign currency translation adjustment	(32)	39
Other comprehensive gain (loss):	(32)	39
Comprehensive loss	$(809)	$(603)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(777)	$(642)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Amortization of intangible assets	125	156
Depreciation	322	268
Other amortization	120	44
Stock-based compensation	42	127
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	(847)	(511)
Prepaid expenses and other assets	169	(37)
Accounts payable and accrued liabilities	(700)	(694)
Deferred revenue	52	1,689
Other liabilities	64	(14)
Total adjustments	(653)	1,028
Net cash (used in)/provided by operating activities	(1,430)	386
Cash flows from investing activities:
Equipment and improvements	(147)	(62)
Software development capitalization costs/other intangibles	(90)	(272)
Contingent acquisition payments	(104)	(104)
Net cash used in investing activities	(341)	(438)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	129	67
Proceeds from employee stock purchase plan	13	46
Proceeds from issuance of convertible debt, net of issuance costs	913	-
Borrowings from bank line of credit	-	500
Payments on term loan	(273)	(91)
Payments on bank line of credit	(1,000)	(110)
Payments on subordinated promissory notes	(56)	(56)
Principal payments on capital leases	(132)	(74)
Net cash (used in)/provided by financing activities	(406)	282
Effect of exchange rate changes on cash and cash equivalents	(32)	39
Net (decrease)/increase in cash and cash equivalents	(2,209)	269

Cash and cash equivalents at beginning of period	2,830	2,126

Cash and cash equivalents at end of period	$621	$2,395

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$70	$54
Income taxes	$24	$13
Non cash activities:
Equipment purchased under capital leases	$-	$85
Equipment and other assets included in accounts payable	$19	$46
Accrued contingent consideration (earnouts)	$-	$83

 The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, The Digital Engagement Company™, enables its customers to maximize the performance of their mission critical websites, intranets, and online stores. Bridgeline’s iAPPS® platform deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to help marketers deliver online experiences that attract, engage and convert their customers across all digital channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs.

In fiscal 2012, Bridgeline Digital announced the release of a new product, iAPPSds (“distributed subscription”), a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. On August 1, 2013, we acquired franchise web developer ElementsLocal, expanding Bridgeline Digital’s presence in the franchise market place.

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

iAPPS Content Manager and iAPPS Commerce were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites.  In addition, in 2013 Bridgeline Digital won fifteen Horizon Interactive Awards for outstanding development of web applications and websites and B2B Magazine has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. In 2013, KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of December 31, 2013 and September 30, 2013, and the interim Condensed Consolidated Statements of Operations, Comprehensive Income (Loss), and Cash Flows for the three months ended December 31, 2013 and 2012 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2013. These interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at December 31, 2013 and September 30, 2013 and its results of operations and cash flows for the three months ended December 31, 2013 and 2012. The results for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the year ending September 30, 2014. The accompanying September 30, 2013 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11: “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance is effective for the fiscal years and interim periods beginning after December 15, 2013 with early adoption permitted. Management is in the process of evaluating the effects of this guidance but does not believe it will have a significant impact on our consolidated financial statements.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of December 31, 2013	As of September 30, 2013
Accounts receivable	$3,908	$3,188
Unbilled receivables	240	111
Subtotal	4,148	3,299
Allowance for doubtful accounts	(107)	(105)
Accounts receivable and unbilled receivables, net	$4,041	$3,194

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

 4.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	As of December 31, 2013
	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Intangible assets:
Domain and trade names	$72	$(28)	$-	$44
Customer related	4,537	(3,174)	(281)	1,082
Non-compete agreements	992	(716)	-	276
Acquired software	362	(362)	-	-
Total intangible assets	$5,963	$(4,280)	$(281)	$1,402

	As of September 30, 2013
	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Intangible assets:
Domain and trade names	$62	$(28)	$-	$34
Customer related	4,537	(3,074)	(281)	1,182
Non-compete agreements	992	(691)	-	301
Acquired software	362	(362)	-	-
Total intangible assets	$5,953	$(4,155)	$(281)	$1,517

Total amortization expense related to intangible assets for the three months ended December 31, 2013 and 2012 was $125 thousand and $156 thousand, respectively, and are reflected in operating expenses on the Condensed Consolidated Statements of Operations.

5.  Goodwill

Changes in the carrying amount of goodwill follows:

	As of December 31, 2013	As of September 30, 2013
Balance at beginning of period	$23,777	$21,545
Acquisitions	-	1,897
Contingent acquisition payments	-	83
Purchase price allocation adjustments	58	252
Balance at end of period	$23,835	$23,777

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

6.   Debt

Debt consists of the following:

	As of December 31, 2013	As of September 30, 2013
Line of credit borrowings	$2,503	$3,504
Bank term loan	-	272
Subordinated convertible debt	2,928	2,000
Subordinated promissory notes	59	114
Total debt	$5,490	$5,890
Less current portion	$20	$1,165
Long term debt, net of current portion	$5,470	$4,725

Line of Credit

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The Loan Agreement has a 27 month term which expires on March 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings bear interest at BridgeBank’s prime plus 1.00%.  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial covenants.  The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank (“SVB”), which expired on December 31, 2013. As December 31, 2013, the Company had an outstanding balance under the BridgeBank Loan Agreement of $2.5 million. Funds available for borrowing were $1.2 million at December 31, 2013.

The Company had an Amended and Restated Loan and Security Agreement with SVB (the “Loan Agreement”). The Loan Agreement had a two year term which expired on March 31, 2012. The Loan Agreement provided for up to $5.0 million of revolving credit advances, of which $3.0 million may be used for acquisitions and up to $5.0 million may be used for working capital purposes. Borrowings were limited to the lesser of (i) $5.0 million and (ii) 80% of eligible receivables as defined. In the event that the borrowing base formula resulted in less than $5.0 million in available borrowing, the Company could have borrowed up to $2.0 million in out of formula borrowings (provided such amount does not exceed $5.0 million) for specified periods of time.   Borrowings bore interest at SVB’s prime plus 1.00% or 1.25%, depending on the level of the adjusted EBITDA, as defined.  The Company paid an annual commitment fee of 0.50% and an unused fee of 0.25%. Borrowings were secured by all of the Company’s assets and all of the Company’s intellectual property. The Company was also required to comply with certain financial and performance covenants.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In February 2013, the Company amended its loan agreement (the “February 2013 Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2015. The 2013 Amendment also revised certain financial covenants. The Company would not have been in compliance with one of its covenants for the three months ended December 31, 2012 if the amendment was not completed. In July 2013, the Company amended its loan arrangement (the “July 2013 Amendment”) with SVB. The July 2013 Amendment increased the borrowing availability on accounts receivable, revised certain financial covenants, and increased the interest rate on the line of credit from prime plus 1.25% to prime plus 2.25% and increased the interest rate on the term loan from prime plus 1.75% to prime plus 2.75%In addition, the repayment schedule for the term loan was accelerated to end in April 2014. There was $611 remaining on the term loan as of June 30, 2013. The July 2013 Amendment also included a waiver by SVB of certain financial covenant defaults. The Company would not have been in compliance with certain of its financial covenants as of June 30, 2013 if the July 2013 Amendment had not been completed and the waiver had not been granted. In November 2013, the Company amended its loan agreement (“the November 2013 Amendment”) with SVB. The November 2013 Amendment accelerated the maturity date of the line of credit to December 31, 2013 at which time this line was replaced with the BridgeBank Loan Agreement and the term loan was paid in full.

Subordinated Convertible Debt, 10%

On September 30, 2013, Bridgeline Digital entered into a Note Purchase Agreement (the "Purchase Agreement") with accredited investors pursuant to which Bridgeline Digital sold an aggregate of $2.0 million of 10% secured subordinated convertible notes (the "Notes"). The gross proceeds to Bridgeline Digital at the closing of this private placement were $2.0 million. The Notes accrue interest at a rate of ten percent (10%) per annum and mature on September 30, 2016. Interest on the Notes is payable quarterly in cash. The Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $1.30 per share at any time prior to the maturity date, provided that no holder may convert the Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion.

On November 6, 2013, Bridgeline Digital entered into an amendment (the "Amendment") to the Purchase Agreement. The Amendment increased the aggregate amount of 10% secured subordinated convertible notes (the "New Notes") able to be sold by Bridgeline Digital to $3.0 million. On November 6, 2013, Bridgeline Digital sold an additional $1.0 million of New Notes (the "Second Closing"). The gross proceeds to Bridgeline Digital at the Second Closing of this private placement were $1.0 million. The Notes accrue interest at a rate of ten percent (10%) per annum and mature on November 6, 2016. Interest on the Notes is payable quarterly in cash. The Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $1.30 per share at any time prior to the maturity date, provided that no holder may convert the Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion.

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

The placement agent for both transactions was the Taglich Brothers, Inc. As compensation for the initial transaction on September 30 2013, Bridgeline Digital paid a fee of $160 thousand and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 153,846 shares of common stock at an exercise price equal to $1.30 per share. The warrants are first exercisable on March 30, 2014, and provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision. As compensation for the Second Closing, Bridgeline Digital paid Taglich Brothers, Inc. a fee of $80 thousand and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 76,923 shares of common stock at an exercise price equal to $1.30 per share. The warrants are first exercisable on May 6, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision. Fair market value of the warrants is $72 thousand and are included in current and noncurrent debt with the offsetting amount recorded to additional paid in capital in the Condensed Consolidated Balance Sheet. The fair market value of the warrants will be amortized on a straight-line basis over an estimated life of three years.

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

 7.   Other Long Term Liabilities

Deferred Rent

In connection with new leases for the Company’s headquarters in Burlington, Massachusetts and a new location in New York, the Company made investments in leasehold improvements at these locations of approximately $1.4 million, of which the respective landlords funded approximately $857 thousand. The capitalized leasehold improvements are being amortized over the initial lives of each lease. The improvements funded by the landlords are treated as lease incentives. Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Condensed Consolidated Balance Sheet. As of December 31, 2013, $124 thousand was reflected in Accrued Liabilities and $848 thousand is reflected in Other Long Term Liabilities. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases.

8.   Shareholders’ Equity

Common Stock

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 526,438 shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 338,461 shares of Bridgeline Digital common stock is contingently issuable to the sellers of ElementsLocal. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. As of December 31, 2013, the stockholders of ElementsLocal earned 28,205 shares of common stock.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 204,331 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. As of December 31, 2013, the sole stockholder of MarketNet earned 85,140 shares of common stock with 17,028 shares issued during the three months ended December 31, 2013. In addition, MarketNet is also eligible to earn additional equity consideration of 200,000 shares of Bridgeline Digital common stock if a certain annual revenue threshold is met in any fiscal year during the next three years.

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 166,666 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of Magnetic. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. As of December 31, 2013, the sole stockholder of Magnetic earned 124,994 shares of common stock, with 13,888 shares issued during the three months ended December 31, 2013.

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

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. At December 31, 2013, the Company maintained one stock option plan and one employee stock purchase plan.

Amended and Restated Stock Incentive Plan

Effective April 2013, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 3,900,000 million shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company.   Options granted under the Plan may be granted with contractual lives of up to ten years. There were 3,263,289 options outstanding reserved under the Plan as of December 31, 2013 and 636,711 shares available for future issuance.

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 300,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 150,000 shares. During the quarter ended December 31, 2013, employees purchased 14,230 shares for the most recent offering period.

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

On November 1, 2013, the Company issued five year warrants to the placement agent in the Company’s placement of subordinated convertible debt. The warrants are exercisable to purchase 76,923 shares of the Company’s common stock at a price equal to $1.30 per share. The warrants are first exercisable on May 6, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision.

As of December 31, 2013: (i) placement agent warrants to purchase 217,931, 230,000 and 230,769 shares at an exercise price of $1.40, $1.25 and $1.30, respectively are outstanding; (ii) investor warrants to purchase 460,000 shares at an exercise price of $1.25, and (iii) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding, September 30, 2013	2,872,844	$0.94	1,111,777	$1.30
Granted	637,500	$1.09	76,923	$1.30
Exercised	(147,054)	$0.85	-	-
Forfeited or expired	(100,001)	$1.57	-	-
Outstanding, December 31, 2013	3,263,289	$0.95	1,188,700	$1.30

9.  Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss for three months ended December 31, 2013:

Balance at September 30, 2013	$(162)
Foreign currency translation adjustment	(32)
Balance at December 30, 2013	$(194)

10.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

(in thousands, except per share data)	Three Months Ended December 31,
	2013	2012
Net loss	$(777)	$(642)
Weighted average common shares outstanding - basic	17,760	14,783
Effect of dilutive securities	-	-
Weighted average common shares outstanding - diluted	17,760	14,783

Net loss per share - basic and diluted	$(0.04)	$(0.04)

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

For the three months ended December 31, 2013, options to purchase shares of the Company’s common stock of 486,697 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Warrants to purchase 1,188,700 shares of common stock and contingent shares to be issued in connection with prior acquisitions of e.Magination, Marketnet, Magnetic, and ElementsLocal have also been excluded as they are anti-dilutive to the Company’s net loss.

12.  Income Taxes

Income tax expense was $21 thousand for the three months ended December 31, 2013 and 2012. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

12.  Related Party Transactions

As part of the Magnetic acquisition, the Company entered into an operating lease for the Bridgeline Tampa location with the previous owner of Magnetic who now serves as the Senior Vice President and General Manager of Bridgeline Tampa. The lease term is three years and rent is $85 thousand per year. In December 2013 this property was sold to an unrelated third party.

In October 2013, Michael Taglich joined the Board of Directors. Mr. Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc. was the agent for the past two private placements of Bridgeline Digital common stock in 2012 and 2013 and also the agent for Bridgeline’s convertible debt offerings of $2 million and $1 million in September and November 2013, respectively. Mr. Taglich personally owns 467,000 shares of Bridgeline. Other employees, affiliates and clients of Taglich Brothers, Inc. own approximately 3,000,000 shares of Bridgeline stock. The fees paid to Taglich Brothers, Inc. in connection with the 2012 and 2013 private placements of common stock were $200 thousand and $180 thousand, respectively. Fees paid to Taglich Brothers, Inc. in connection with the 2013 convertible debt offerings were $240 thousand.

13.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims identical to its business. As of December 31, 2013, the Company was not engaged with any material legal proceedings.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

This section should be read in combination with the accompanying unaudited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview

Bridgeline Digital, The Digital Engagement Company™, enables its customers to maximize the performance of their mission critical websites, intranets, and online stores. Bridgeline’s iAPPS® platform deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to help marketers deliver online experiences that attract, engage and convert their customers across all digital channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs.

In fiscal 2012, Bridgeline Digital announced the release of a new product, iAPPSds (“distributed subscription”), a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly or annual subscription fee. On August 1, 2013, we acquired franchise web developer ElementsLocal, expanding Bridgeline Digital’s presence in the franchise market place.

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

iAPPS Content Manager and iAPPS Commerce were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites.  In addition, in 2013 Bridgeline Digital won fifteen Horizon Interactive Awards for outstanding development of web applications and websites and B2B Magazine has selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. In 2013, KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Customer Information

We currently have over 2,500 customers, the majority of which are iAPPSds customers who pay a monthly subscription fee. For the three months ended December 31, 2013 and 2012 no customer represented 10% or more of total revenue.

Acquisitions

ElementsLocal

In the fourth quarter of fiscal 2013, we had one acquisition. On August 1, 2013, the Company completed the acquisition of Transformational Technologies, Inc. (“ElementsLocal”), a California based developer of an online SaaS platform for the franchise marketplace. The Company acquired all of the outstanding capital stock of ElementsLocal for consideration consisting of (i) $463 thousand in cash; (ii) $604 thousand in shares of Bridgeline Digital common stock (valued at $1.15 per share); (iii) assumption of $188 thousand of indebtedness; and (iv) contingent consideration of up to $904 thousand in cash and $396 thousand in shares of Bridgeline Digital common stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving a certain quarterly revenue target during the period. The contingent common stock payable each earnout period is determined by dividing $33 thousand by the greater of: (i) the average closing price for Bridgeline Digital common stock for the 30 day trading period preceding the end of the earnout period; or (ii) $1.17. To the extent that a quarterly revenue target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. The Company is required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. ElementsLocal’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date.

There were no acquisitions during our first fiscal quarter of 2014.

Highlights of the First Quarter of Fiscal 2014

●	Total revenue increased 5% to $6.5 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

●	Revenue from our core business, iAPPS and the Elements Local Platform increased 33% to $5.6 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

●	Subscription and perpetual license revenue increased 100% to $1.6 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

●	Recurring revenue increased 42% to $1.7 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

●

We launched iAPPS Social, a social media management solution, whereby customers can harness the growing influence of social media as a business channel by easily enabling customers to identify, engage and capitalize with ongoing conversations taking place across the entire web.

●	Bridgeline Digital was honored as a finalist for the 2014 CODiE Award for Best Content Management Solution and Best Electronic Commerce Solution.

Results of Operations for the Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012

Total revenue for the three months ended December 31, 2013 was $6.5 million compared with $6.2 million for the three months ended December 31, 2012.  We had a net loss of ($777) thousand for the three months ended December 31, 2013 compared with net loss of ($642) thousand for the three months ended December 31, 2012.  Net loss per share was ($0.04) for the three months ended December 31, 2013 and 2012.

The following table sets forth the percentages of revenue for items included in our unaudited condensed consolidated statement of operations presented in our Quarterly Reports on Form 10-Q for the periods presented.

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	$ Change	% Change
Revenue:
Digital engagement services
iAPPS digital enagement services	$3,912	$3,413	499	15%
% of total revenue	60%	55%
Other digital engagement services	637	1,437	(800)	(56%)
% of total revenue	10%	23%
Subtotal digital engagement services	4,549	4,850	(301)	(6%)
% of total revenue	70%	78%

Subscription and perpetual licenses	1,577	787	790	100%
% of total revenue	24%	13%
Managed service hosting	387	556	(169)	(30%)
% of total revenue	6%	9%
Total revenue	6,513	6,193	320	5%
Cost of revenue:
Digital engagement services
iAPPS digital engagement costs	2,115	1,779	336	19%
% of iAPPS digital engagement services revenue	54%	52%
Other digital engagement costs	388	975	(587)	(60%)
% of other digital engagement services revenue	61%	68%
Subtotal digital engagement costs	2,503	2,754	(251)	(9%)
% of digital engagement services revenue	55%	57%

Subscription and perpetual licenses	397	168	229	136%
% of subscription and perpetual revenue	25%	21%
Managed service hosting	84	72	12	17%
% of managed service hosting revenue	22%	13%
Total cost of revenue	2,984	2,994	(10)	(0%)
Gross profit	3,529	3,199	330	10%
Gross profit margin	54%	52%
Operating expenses:
Sales and marketing	2,110	1,834	276	15%
% of total revenue	32%	28%
General and administrative	1,031	1,354	(323)	(24%)
% of total revenue	16%	21%
Research and development	523	132	391	296%
% of total revenue	8%	2%
Depreciation and amortization	454	424	30	7%
% of total revenue	7%	7%
Total operating expenses	4,118	3,744	374	10%

Loss from operations	(589)	(545)	(44)	8%
Interest expense, net	(167)	(76)	(91)	120%
Loss before income taxes	(756)	(621)	(135)	22%
Provision for income taxes	21	21	-	0%
Net loss	$(777)	$(642)	$(135)	21%
Non-GAAP measure:
Adjusted EBITDA	$20	$50	$(30)	(60%)

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) managed service hosting and (iii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement related services and other digital engagement related services generated from non iAPPS related engagements. Revenue from iAPPS digital engagement services increased $499 thousand, or 15% to $3.9 million compared to the three months ended December 31, 2012. The increase in iAPPS digital engagements services is related to an increase in demand for our iAPPS product suite and an increase in iAPPS subscription and perpetual licenses sold.  Revenue from non-iAPPS digital engagement services decreased $800 thousand, or 56%, compared to the three months ended December 31, 2012. In total, revenue from digital engagement services decreased $301 thousand, or 6%, to $4.6 million for the three months ended December 31, 2012.   The decrease compared to the prior period is due to a decrease in non-iAPPS engagement services as we continue to concentrate on selling higher-margin iAPPS digital engagements to both new and existing customers.

Digital engagement services revenue as a percentage of total revenue decreased to 70% from 78% for the three months ended December 31, 2013 compared to the prior period.  The decrease is attributable to the increase in iAPPS license revenue offset by the decrease in non iAPPS digital engagement services revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $790 thousand, or 100%, to $1.6 million compared to the three months ended December 31, 2012.  The increase is due to the increase in license revenues from our newest product for the franchise industry, iAPPSds, incremental SaaS licenses from our acquisition of ElementsLocal (acquired in the fourth quarter of fiscal 2013), and incremental iAPPS annual maintenance revenue.

Subscription and perpetual license revenue as a percentage of total revenue for the three months ended December 31, 2013 increased to 24% from 13% compared to the three months ended December 31, 2012.

Managed Service Hosting

Revenue from managed service hosting decreased $169 thousand, or 30%, to $387 thousand compared to the three months ended December 31, 2012.   The decrease is due to our efforts to engage with customers that are aligned with our core competencies and proactively end our engagements with a number of smaller hosting customers obtained through previous acquisitions.

Managed services revenue as a percentage of total revenue decreased for the three months ended December 31, 2013 to 6% from 9% for three months ended December 31, 2012.

Costs of Revenue

Total cost of revenue decreased $10 thousand to $3.0 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. This decrease is attributable to a decrease in non-iAPPS services revenue, offset by an increase in costs of subscription and perpetual licenses due to volume and increases in labor costs to deliver iAPPS digital engagement services.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $251 thousand, or 9%, to $2.5 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Costs associated with non-iAPPS related engagements decreased in line with non-iAPPS digital engagement services, however, our costs associated with iAPPS related engagements increased in correlation to our increases in iAPPS related service revenue growth.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $229 thousand, or 136%, compared to the three months December 31, 2012. This increase is due to incremental license costs related to the acquisition of ElementsLocal and costs to support our network operations center. Amortization of software costs associated with the development of iAPPS have also increased compared to the prior quarter, as we released new versions of iAPPS that have commenced amortization over a three year period.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 25% from 21% compared to the three months ended December 31, 2012.  This is due to acquired non-iAPPS SaaS license costs which have a lower margin than our iAPPS SaaS licenses.

Cost of Managed Service Hosting

Cost of managed service hosting increased $12 thousand, or 17%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The cost of managed services as a percentage of managed services revenue increased to 22% from 13% compared to the three months ended December 31, 2012. The percentage increases are attributable to fixed costs to support the network operations center.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $276 thousand, or 15%, to $2.1 million compared to the three months ended December 31, 2012.  Sales and marketing expenses represented 32% and 28% of total revenue for the three months ended December 31, 2013 and 2012, respectively.

The increase for the three months ended December 31, 2013 compared to the prior period is primarily attributable to incremental sales and marketing expenses from the acquisition of ElementsLocal in August 2013 and an increase in headcount as we continue to focus on sales and marketing for our iAPPS products, including our new product, iAPPSds.

General and Administrative Expenses

General and administrative expenses decreased $323 thousand, or 24%, to $1.0 million compared to the three months ended December 31, 2012.   General and administrative expenses represented 16% of total revenue compared to 21% in the prior period. The decrease in expense was due to decreases in headcount and the decrease in general legal expenses.

Research and Development

Research and development expense increased by $391 thousand, or 296%, to $523 thousand compared to the three months ended December 31, 2012.  The increase in research and development expense is due to the capitalization of $272 thousand of software development costs related to enhancements to our iAPPS product platform in the three months ended December 31, 2012. We only capitalized $80 thousand of software development costs in the current period.

Depreciation and Amortization

Depreciation and amortization expense increased $30 thousand, or 7%, compared to the three months ended December 31, 2012.  Depreciation and amortization represented 7% of revenue for the three months ended December 31, 2013 and 2012.   The increase in depreciation and amortization in the current quarter is attributable to depreciation related to our network operation center.

Income Taxes

The provision for income tax expense was $21 thousand for the three months ended December 31, 2013 and 2012.  Income tax expense represents the estimated liability for federal and state income taxes owed including the alternative minimum tax.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

Loss from Operations

The loss from operations was ($589) thousand for three months ended December 31, 2013, compared to a loss of ($545) thousand in the prior period. The overall gross profit margin improved to 54% in the current quarter, as we realized increased iAPPS license and services engagements. The increase in revenue was offset by increases in operating expenses attributable to supporting the growth of the company. Sales and marketing expenses increased in the current quarter to support the growth and expansion of the Company and research and development expenses increased as we continue to drive product enhancements, and we did not capitalize any research and development costs in the current quarter.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended December 31,
	2013	2012
Net loss	$(777)	$(642)
Provision for income tax	21	21
Interest expense (income), net	167	76
Amortization of intangible assets	125	156
Depreciation	322	268
EBITDA	(142)	(121)
Other amortization	120	44
Stock based compensation	42	127
Adjusted EBITDA	$20	$50

The increase in Adjusted EBITDA is primarily due to the increase in iAPPS digital services and license growth, offset by operating expenditures to support the growth of the Company.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $1.4 million for the three months ended December 31, 2013 compared to cash provided by operating activities of $386 thousand for the three months ended December 31, 2012. This decrease compared to the prior period was due to higher net loss, adjusted for non-cash items such as amortization and depreciation for the period, an increase in accounts receivable and a decrease in accounts payable and other liabilities.

Investing Activities

Cash used in investing activities was $341 thousand for the three months ended December 31, 2013 compared to $438 thousand for the three months ended December 31, 2012.   In the three months ended December 31, 2013, we purchased additional equipment to support our network operations center.

Financing Activities

Cash used in financing activities was $406 thousand for the three months ended December 31, 2013 compared to cash provided by financing activities $282 thousand for the three months ended December 31, 2012.  The increase in cash used by financing activities is attributable to payment of acquired debt and our line of credit with Silicon Valley Bank. These payments were partially offset by net proceeds raised from issuance of convertible debt of $913 thousand, as well as $132 thousand generated from stock option exercises and the employee stock purchase plan.

Capital Resources and Liquidity Outlook

We believe that cash generated from operations and our bank line of credit will be sufficient to fund the company’s working capital and capital expenditure needs for at least the next twelve months.

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The Loan Agreement has a 27 month term which expires on March 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings bear interest at BridgeBank’s prime plus 1.00%.  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial covenants.  The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank (“SVB”), which expired on December 31, 2013. As December 31, 2013, the Company had an outstanding balance under the BridgeBank Loan Agreement of $2.5 million.

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

Commitments and Contingencies

As of December 31, 2013, we had an accrued contingent earnout liability of $1.4 million from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2016. Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.

Critical Accounting Policies

These critical accounting policies and estimates by our management should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) that are included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission on December 20, 2013.

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

Revenue Recognition

Overview

We enter into arrangements to sell digital engagement services (professional services), software licenses or combinations thereof.  Revenue is categorized into (i) Digital Engagement Services (ii) Managed Service Hosting, and (iii) Subscriptions and Perpetual Licenses.

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

The Company maintains and continues to develop a reseller channel to supplement our direct sales force for our iAPPS Product Suite. Resellers are generally located in territories where we do not have a direct sales force.  Customers generally sign a license agreement directly with us. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

Digital Engagement Services

Digital engagement services include professional services primarily related to the Company’s web development solutions that address specific customer needs such as digital strategy, information architecture, usability engineering, .net development, rich media development, back end integration, search engine optimization, quality assurance and project management.

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

When the Company licenses its software on a perpetual basis in a multiple element arrangement that arrangement typically includes PCS and digital engagement services, we follow the guidance of ASC Topic 605-985.  In assessing the hierarchy of relative selling price for PCS, we have determined that VSOE is established for PCS. VSOE for PCS is based on the price of PCS when sold separately, which has been established via annual renewal rates. Similarly, when the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes managed service hosting (“hosting”), we have determined that VSOE is established for hosting based on the price of the hosting when sold separately, which has been established based on renewal rates of the hosting contract.  Revenue recognition for perpetual licenses sold with digital engagement services are considered on a case by case basis.   The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with ASC Topic 605-985, when perpetual licenses are sold in multiple element arrangements including digital engagement services where VSOE for the services has not been established, the license revenue is deferred and recognized using contract accounting. The Company has determined that services are not essential to the functionality of the software and it has the ability to make estimates necessary to apply percentage-of-completion accounting. In those cases where perpetual licenses are sold in a multiple element arrangement that includes application development services where VSOE for the services has been established, the license revenue is recognized under the residual method and the application services are recognized upon delivery.

In determining VSOE for the digital engagement services element, the separability of the services from the software license and the value of the services when sold on a standalone basis are considered.  The Company also considers the categorization of the services, the timing of when the services contract was signed in relation to the signing of the perpetual license contract and delivery of the software, and whether the services can be performed by others.  The Company has concluded that its digital engagement services are not required for the customer to use the product but, rather enhance the benefits that the software can bring to the customer.  In addition, the services provided do not result in significant customization or modification of the software and are not essential to its functionality, and can also be performed by the customer or a third party.  If a digital engagement services arrangement does qualify for separate accounting, the Company recognizes the perpetual license on a residual basis.  If the digital engagement services arrangement does not qualify for separate accounting, the Company recognizes the perpetual license under the proportional performance model as described above.

When subscription arrangements are sold with digital engagement services, the Company uses its judgment as to whether the services qualify as a separate unit of accounting. When subscription service arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration in multiple-deliverable arrangements at the inception of an arrangement to all deliverables based on the relative selling price model in accordance with the selling price hierarchy, which includes: (i) VSOE when available; (ii) TPE if VSOE is not available; and (iii) ESP if neither VSOE or TPE is available. For those subscription arrangements sold with multiple elements whereby the digital engagement services do not qualify as a separate unit of accounting, the digital engagement services revenue is recognized ratably over the subscription period. Subscriptions also include a PCS component, and the Company has determined that the two elements cannot be separated and must be recognized as one unit over the applicable service period. Set up fees paid by customers in connection with subscription arrangements are deferred and recognized ratably over the longer of the life of the hosting period or the expected lives of customer relationships, which generally range from two to three years. We continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals and our newer product offerings.

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

For fiscal 2013, we performed the annual assessment of our goodwill during the fourth quarter of 2013, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) our stock price of $1.10 as of September 30, 2013 did not materially change from the stock price of $1.20 of September 30, 2012; (ii) the successful launch of iAPPSds in 2012 with our first iAPPSds customer, a franchisor with over 4,000 locations, and our strategic acquisition of ElementsLocal in 2013, has improved predictability of our forecasts by increasing contractually recurring revenue; and (iii) inputs from recent transactions within the technology sector, such as revenue multiples used to value transactions, have either remained steady since the fiscal 2012 assessment.

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

During the three months ended December 31, 2013 the carrying value of goodwill increased by $58,000 as a result of purchase price adjustments related to acquisitions completed in previous fiscal years.

Accounting for Stock-Based Compensation

At December 31, 2013, we maintained one stock-based compensation plan and one employee stock purchase plan which are more fully described in Note 11 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2013.

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

As of December 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended December 31, 2013. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

During the fiscal quarter ended December 31, 2013, the Company granted 637,500 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.09 per share.

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

Item 5.  Other Information.

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The Loan Agreement has a 27 month term which expires on March 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings bear interest at BridgeBank’s prime plus 1.00%.  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial covenants.  The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank (“SVB”), which expired on December 31, 2013. As December 31, 2013, the Company had an outstanding balance under the BridgeBank Loan Agreement of $2.5 million.

Item 6.     Exhibits.

Exhibit No.	Description of Document

10.1	Amendment to Note Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated November 6, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 6, 2013).

10.2	Form of Promissory Note issued to Investors, dated November 6, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 6, 2013).

10.3	Form of Common Stock Purchase Warrant issued to Placement Agent, dated November 6, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 6, 2013).

10.4	First Amendment to the Security Agreement made by Bridgeline Digital, Inc. in favor of Taglich Brothers, Inc in its capacity as collateral agent for the lenders named therein, dated November 6, 2013 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 6, 2013).

10.5	Placement Agent Agreement between Bridgeline Digital, Inc. and Taglich Brothers, Inc., dated October 30, 2013 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on November 6, 2013).

10.6	Bridgeline Digital, Inc. and Bridge Bank, National Association Loan and Security Agreement dated December 20, 2013.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

February 14, 2014	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

February 14, 2014	/s/ Michael D. Prinn
Date	Michael D. Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

10.1

Amendment to Note Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated November 6, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 6, 2013).

10.2	Form of Promissory Note issued to Investors, dated November 6, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 6, 2013).

10.3	Form of Common Stock Purchase Warrant issued to Placement Agent, dated November 6, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 6, 2013).

10.4

First Amendment to the Security Agreement made by Bridgeline Digital, Inc. in favor of Taglich Brothers, Inc in its capacity as collateral agent for the lenders named therein, dated November 6, 2013 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 6, 2013).

10.5

Placement Agent Agreement between Bridgeline Digital, Inc. and Taglich Brothers, Inc., dated October 30, 2013 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on November 6, 2013).

10.6	Bridgeline Digital, Inc. and Bridge Bank, National Association Loan and Security Agreement dated December 20, 2013.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.