Form 10-Q
period 2014-03-31
Bridgeline Digital, Inc.
filed 2014-05-15
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of May 12, 2014 was 21,829,176.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March, 2014

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2014

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

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share and per share data)

(unaudited)

ASSETS	March 31,	September 30,
	2014	2013
Current assets:
Cash and cash equivalents	$3,455	$2,830
Accounts receivable and unbilled receivables, net	3,438	3,194
Prepaid expenses and other current assets	846	963
Total current assets	7,739	6,987
Equipment and improvements, net	2,752	3,065
Intangible assets, net	1,887	1,517
Goodwill	23,141	23,777
Other assets	1,526	1,631
Total assets	$37,045	$36,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,500	$1,746
Accrued liabilities	1,086	1,093
Accrued earnouts, current	668	561
Debt, current	12	1,165
Capital lease obligations, current	376	397
Deferred revenue	2,386	1,960
Total current liabilities	6,028	6,922

Accrued earnouts, net of current portion	554	950
Debt, net of current portion	6,194	4,725
Capital lease obligations, net of current portion	436	544
Other long term liabilities	1,092	1,088
Total liabilities	$14,304	$14,229

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock -$0.001 par value; 30,000,000 shares authorized;21,825,510 at March 31, 2014 and 18,313,765 at September 30, 2013 shares issued and outstanding	22	18
Additional paid-in capital	47,411	44,206
Accumulated deficit	(24,405)	(21,314)
Accumulated other comprehensive loss	(287)	(162)
Total stockholders’ equity	22,741	22,748
Total liabilities and stockholders’ equity	$37,045	$36,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue:
Digital engagement services	$3,610	$4,489	$8,159	$9,339
Subscription and perpetual licenses	1,307	1,024	2,884	1,811
Managed service hosting	385	491	772	1,047
Total revenue	5,302	6,004	11,815	12,197
Cost of revenue:
Digital engagement services	2,669	2,494	5,172	5,248
Subscription and perpetual licenses	452	247	849	415
Managed service hosting	68	76	152	148
Total cost of revenue	3,189	2,817	6,173	5,811
Gross profit	2,113	3,187	5,642	6,386
Operating expenses:
Sales and marketing	1,928	2,164	4,038	3,998
General and administrative	1,167	946	2,198	2,300
Research and development	579	247	1,102	379
Depreciation and amortization	551	390	1,005	814
Total operating expenses	4,225	3,747	8,343	7,491
Loss from operations	(2,112)	(560)	(2,701)	(1,105)
Interest expense, net	(167)	(59)	(334)	(135)
Loss before income taxes	(2,279)	(619)	(3,035)	(1,240)
Provision for income taxes	35	68	56	89
Net loss	$(2,314)	$(687)	$(3,091)	$(1,329)

Net loss per share:
Basic and diluted	$(0.13)	$(0.05)	$(0.17)	$(0.09)
Number of weighted average shares outstanding:
Basic and diluted	17,794,609	14,878,361	17,894,425	14,830,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net Loss	$(2,314)	$(687)	$(3,091)	$(1,329)

Other comprehensive gain (loss): Net change in foreign currency translation adjustment	(93)	12	(125)	51
Comprehensive loss	$(2,407)	$(675)	$(3,216)	$(1,278)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,091)	$(1,329)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Amortization of intangible assets	341	274
Depreciation	647	540
Other amortization	272	79
Stock-based compensation	167	279
Contingent earnout liability adjustment	-	(312)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(251)	199
Prepaid expenses and other assets	446	(116)
Accounts payable and accrued liabilities	(621)	(410)
Deferred revenue	426	1,828
Other liabilities	5	(52)
Total adjustments	1,432	2,309
Net cash (used in)/provided by operating activities	(1,659)	980
Cash flows from investing activities:
Equipment and improvements	(224)	(239)
Software development capitalization costs/other intangibles	(106)	(670)
Contingent acquisition payments	(284)	(237)
Net cash used in investing activities	(614)	(1,146)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,753	-
Proceeds from issuance of convertible debt, net of issuance costs	913	-
Proceeds from exercise of employee stock options	185	67
Proceeds from employee stock purchase plan	13	46
Borrowings from bank line of credit	746	725
Payments on bank line of credit	(1,026)	(610)
Payments on bank term loan	(273)	(183)
Payments on subordinated promissory notes	(71)	(112)
Principal payments on capital leases	(217)	(145)
Net cash provided by/(used in) financing activities	3,023	(212)
Effect of exchange rate changes on cash and cash equivalents	(125)	51
Net increase/(decrease) in cash and cash equivalents	625	(327)
Cash and cash equivalents at beginning of period	2,830	2,126
Cash and cash equivalents at end of period	$3,455	$1,799
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$104	$135
Income taxes	$44	$13
Non cash activities:
Equipment purchased under capital leases	$89	$123
Equipment and other assets included in accounts payable	$22	$-
Accrued contingent consideration (earnouts)	$-	$83

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

iAPPS Content Manager and iAPPS Commerce were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014, Bridgeline Digital won ten Horizon Interactive Awards for outstanding development of web applications and websites and won fifteen Horizon Interactive Awards in 2013. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. In 2013, KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2014 and September 30, 2013, and the interim Condensed Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows for the three and six months ended March 31, 2014 and 2013 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2013. These interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at March 31, 2014 and September 30, 2013 and the results of its operations and cash flows for the three and six months ended March 31, 2014 and 2013, respectively. The results for the six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending September 30, 2014. The accompanying September 30, 2013 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11: “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance is effective for the fiscal years and interim periods beginning after December 15, 2013 with early adoption permitted. Management is in the process of evaluating the effects of this guidance but does not believe it will have a significant impact on our condensed consolidated financial statements.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	March 31, 2014	September 30, 2013
Accounts receivable	$3,290	$3,188
Unbilled receivables	244	111
Subtotal	3,534	3,299
Allowance for doubtful accounts	(96)	(105)
Accounts receivable and unbilled receivables, net	$3,438	$3,194

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

4.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	As of	As of
	March 31, 2014	September 30, 2013
Domain and trade names	$17	$34
Customer related	1,547	1,182
Non-compete agreements	323	301
Balance at end of period	$1,887	$1,517

Total amortization expense related to intangible assets was $216 and $118 for the three months ended March 31, 2014 and 2013 and $341 and $274 for the six months ended March 31, 2014 and 2013, respectively. Amortization expenses are reflected in operating expenses on the Condensed Consolidated Statements of Operations.

5.  Goodwill

Changes in the carrying amount of goodwill are as follows:

	As of	As of
	March 31, 2014	September 30, 2013
Balance at beginning of period	$23,777	$21,545
Acquisitions	-	1,897
Contingent acquisition payments	-	83
Purchase price allocation adjustments	(636)	252
Balance at end of period	$23,141	$23,777

6.   Debt

Debt consists of the following:

	As of	As of
	March 31, 2014	September 30, 2013
Line of credit borrowings	$3,223	$3,504
Bank term loan	-	272
Subordinated convertible debt	3,000	2,000
Subordinated promissory notes	44	114
Other (debt warrants)	(61)	-
Total debt	$6,206	$5,890
Less current portion	$12	$1,165
Long term debt, net of current portion	$6,194	$4,725

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

 Line of Credit

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The Loan Agreement has a 27 month term which expires on March 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings bear interest at BridgeBank’s prime plus 1.00%.  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial covenants.  The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank (“SVB”), which expired on December 31, 2013. As of March 31, 2014, the Company had an outstanding balance under the BridgeBank Loan Agreement of $3.2 million. There were no funds available for borrowing at March 31, 2014.

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

The Amendment:  (i) extended the maturity date of the line of credit for one year to March 31, 2012; (ii) revised certain financial covenants; and (iii) amended the out of formula borrowings to be structured as a $2 million term loan and interest on the term loan will be at SVB’s prime rate plus 1.75%.  Interest on the term loan was paid until April 1, 2012 and on and after April 2, 2012, principal and interest on the term loan was being paid over 36 months ending on April 1, 2015. In May 2012, we amended our loan agreement (the “2012 Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2014. The 2012 Amendment also revised a financial covenant, increasing our minimum liquidity requirement. Minimum liquidity is defined as funds held with SVB plus borrowing availability on our line of credit.

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

Subordinated Convertible Debt

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

On November 6, 2013, Bridgeline Digital entered into an amendment (the "Amendment") to the Purchase Agreement by and among Bridgeline Digital and the accredited investors’ party thereto. The Amendment increased the aggregate amount of 10% secured subordinated convertible notes (the "New Notes") able to be sold by Bridgeline Digital to $3.0 million. On November 6, 2013, Bridgeline Digital sold an additional $1.0 million of New Notes (the "Second Closing"). The gross proceeds to Bridgeline Digital at the Second Closing of this private placement were $1.0 million. The Notes accrue interest at a rate of ten percent (10%) per annum and mature on November 6, 2016. Interest on the Notes is payable quarterly in cash. The Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $1.30 per share at any time prior to the maturity date, provided that no holder may convert the Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion.

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

The placement agent for both transactions was Taglich Brothers, Inc. As compensation for the initial transaction on September 30 2013, Bridgeline Digital paid a fee of $160 and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 153,846 shares of common stock at an exercise price equal to $1.30 per share. The warrants are first exercisable on March 30, 2014, and provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision. As compensation for the Second Closing, Bridgeline Digital paid Taglich Brothers, Inc. a fee of $80 and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 76,923 shares of common stock at an exercise price equal to $1.30 per share. The warrants are first exercisable on May 6, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision. Fair market value of the warrants are $61 and is included in current and non-current debt with the offsetting amount recorded to additional paid in capital in the Condensed Consolidated Balance Sheet. The fair market value of the warrants will be amortized on a straight-line basis over the estimated life of two years.

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

Subordinated Promissory Note

In May 2010, in connection with the acquisition of TMX, the Company issued a $500 subordinated promissory note (“the Note”) payable to TMX.  The Note is subordinated to the Company’s primary lender and is payable in twelve quarterly installments of $42, plus interest at 1%, with the first payment due on January 15, 2011. The Note may be paid in whole or in part at any time without discount, premium, or penalty.

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

7.   Fair Value Measurement and Fair Value of Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under ASC 820 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 –Quoted prices in active markets for identical assets or liabilities;

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of March 31, 2014 and September 30, 2013 because of their nature and durations. The carrying value of debt instruments also approximate fair value as of March 31, 2014 and September 30, 2013 based on acceptable valuation methodologies which use market data of similarly sized and situated debt issues.

Assets and liabilities of the Company measured at fair values on a recurring basis as of March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014

	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Contingent consideration related to acquisitions			$1,222	$1,222
Total Liabilities	$-	$-	$1,222	$1,222

	September 30, 2013

	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Contingent consideration related to acquisitions			$1,511	$1,511
Total Liabilities	$-	$-	$1,511	$1,511

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company determines the fair value of acquisition-related contingent consideration based on assessment of the probability that the Company would be required to make such future payments. Changes to the fair value of contingent consideration are recorded in general and administrative expenses. The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

Contingent Consideration As of 3/31/2014

Balance at September 30, 2013	$1,511
Payments	(284)
Adjustments included in net earnings	(5)
Balance at March 31, 2014	$1,222

8.   Other Long Term Liabilities

Deferred Rent

In connection with leases for the Company’s headquarters in Burlington, Massachusetts and New York, the Company made investments in leasehold improvements at these locations of approximately $1.4 million, of which the respective landlords funded approximately $857. The capitalized leasehold improvements are being amortized over the life of each lease. The improvements funded by the landlords are treated as lease incentives. Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Condensed Consolidated Balance Sheet. As of March 31, 2014, $130 was reflected in Accrued Liabilities and $812 is reflected in Other Long Term Liabilities. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases.

9.   Shareholders’ Equity

Common Stock

In March 2014, the Company sold 3,200,000 shares of common stock at $0.95 per share for gross proceeds of $3 million in a private placement. Net proceeds to the Company after offering expenses were approximately $2.7 million. In addition, the Company issued the placement agent five year warrants to purchase an aggregate of 320,000 shares of Bridgeline’s common stock at a price equal to $1.05 per share. There are no plans to register the common stock issued in this offering, however in the event the Company does register other Common stock, the Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

In January 2014, the Company issued 56,897 shares of common stock at $1.16 per share to four members of its Board of Directors in lieu of cash payments for their services as board members. The shares vest in equal installments on a monthly basis through the end of the service period of September 30, 2014. The aggregate fair value of the shares is $66 and will be expensed over the service period. A total of $19 was recorded as expense in the three months ended March 31, 2014.

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 526,438 shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 338,461 shares of Bridgeline Digital common stock is contingently issuable to the sellers of ElementsLocal. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. As of March 31, 2014, the stockholders of ElementsLocal earned 56,410 shares of common stock.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 204,331 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. As of March 31, 2014, the sole stockholder of MarketNet earned 102,168 shares of common stock, with 17,028 shares issued during the three months ended March 31, 2014. In addition, MarketNet is also eligible to earn additional equity consideration of 200,000 shares of Bridgeline Digital common stock if a certain annual revenue threshold is met in any fiscal year during the next three years.

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 166,666 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of Magnetic. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. As of March 31, 2014, the sole stockholder of Magnetic earned 138,882 shares of common stock, with 13,888 shares issued during the three months ended March 31, 2014.

In order to increase employee retention and employee morale, in October 2011, the Company offered its employees the opportunity to have certain outstanding options modified by (i) reducing the grant exercise price to $0.67, the fair market value of the common stock as of the modification date and (ii) starting a new three year vesting schedule. The aggregate fair value of the modified options of approximately $90 was calculated using the difference in value between the original terms and the new terms as of the modification date. The incremental cost of the modified option over the original option will be recognized as additional compensation expense over the new three year vesting period beginning on the date of modification. This opportunity was generally limited to options issued subsequent to the October 2008 repricing described in Note 11 to the Company’s Annual Report on Form 10-K for fiscal 2011. Options to purchase a total of 697,667 shares of common stock were exchanged for new grants in the October 28, 2011 repricing.

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. At March 31, 2014, the Company maintained one stock option plan and one employee stock purchase plan.

Amended and Restated Stock Incentive Plan

Effective April 2013, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 3,900,000 million shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company.   Options granted under the Plan may be granted with contractual lives of up to ten years. There were 3,568,923 options outstanding reserved under the Plan as of March 31, 2014 and 331,077 shares available for future issuance.

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

On March 28, 2014, the Company issued five year warrants to the investors and placement agent in the Company’s private placement. The warrants are exercisable to purchase 320,000 shares of the Company’s common stock at a price equal to $1.05 per share.

As of March 31, 2014: (i) placement agent warrants to purchase 217,931, 230,000, 230,769, and 320,000 shares at an exercise price of $1.40, $1.25, $1.30 and $1.05, respectively are outstanding; (ii) investor warrants to purchase 460,000 shares at an exercise price of $1.25, and (iii) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2013	2,872,844	$0.94	1,111,777	$1.30
Granted	1,087,500	$1.12	396,923	$1.10
Exercised	(215,087)	$0.83	-	-
Forfeited or expired	(176,334)	$1.21	-	-
Outstanding, March 31, 2014	3,568,923	$0.98	1,508,700	$1.25

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

10.  Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss for six months ended March 31, 2014:

Cumulative
Foreign Currency
Translation
Adjustment

Balance at September 30, 2013	$(162)
Foreign currency translation adjustment	(125)
Balance at March 31, 2014	$(287)

11.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net loss	$(2,314)	$(687)	$(3,091)	$(1,329)

Weighted average common shares outstanding - basic and diluted	17,795	14,878	17,894	14,830

Net loss per share - basic and diluted	$(0.13)	$(0.05)	$(0.17)	$(0.09)

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

For the three and six months ended March 31, 2014, options to purchase shares of the Company’s common stock of 706,206 and 590,188 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Warrants to purchase 1,508,700 shares of common stock and contingent shares to be issued in connection with prior acquisitions of e.Magination, Marketnet, Magnetic, and ElementsLocal have also been excluded as they are anti-dilutive to the Company’s net loss.

12.  Income Taxes

Income tax expense was $35 and $68 for the three months ended March 31, 2014 and 2013 and $56 and $89 for the six months ended March 31, 2014 and 2013, respectively. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

13.  Related Party Transactions

As part of the Magnetic acquisition, the Company entered into an operating lease for the Bridgeline Tampa location with the previous owner of Magnetic who now serves as the Senior Vice President of Enterprise Development. The lease term is three years and rent is $85 thousand per year. In December 2013 our employee sold this property to an unrelated third party.

In October 2013, Michael Taglich joined the Board of Directors. Mr. Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc. was the agent for the past three private placements of Bridgeline Digital common stock which took place in 2012, 2013 and in March 2014. Taglich Brothers, Inc. was also the agent for Bridgeline’s convertible debt offerings of $2 million and $1 million in September and November 2013, respectively. Mr. Taglich personally owns 467,000 shares of Bridgeline. Other employees, affiliates and clients of Taglich Brothers, Inc. own approximately 6,200,000 shares of Bridgeline stock. The fees paid to Taglich Brothers, Inc. in connection with the 2012, 2013 and 2014 private placements of common stock were $651. Fees paid to Taglich Brothers, Inc. in connection with the 2013 convertible debt offerings were $240. The Company also has an annual service contract for $18 with Taglich Brothers, Inc. to perform market research.

14.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of March, 2014, the Company was not engaged with any material legal proceedings.

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

iAPPS Content Manager and iAPPS Commerce were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014, Bridgeline Digital won ten Horizon Interactive Awards for outstanding development of web applications and websites and won fifteen Horizon Interactive Awards in 2013. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. In 2013, KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Customer Information

We currently have over 2,500 customers, the majority of which are iAPPSds customers who pay a monthly subscription fee. For the three and six months ended March 31, 2014 and 2013 no customer represented 10% or more of total revenue.

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

There were no acquisitions during our first two fiscal quarters of 2014.

 Results of Operations

Three and Six Months Ended March 31, 2014 compared to the Three and Six Months Ended March 31, 2013

Consolidated Revenue, Cost of Revenue, Gross Profit, and Gross Margin

	Three Months	Three Months				Six Months	Six Months
	Ended	Ended				Ended	Ended
	March 31,	March 31,		%		March 31,	March 31,		%
Revenue:	2014	2013	Change	Change		2014	2013	Change	Change
Digital engagement services
iAPPS digital engagement services	$3,089	$3,562	(473)	(13%	)	$7,001	$6,975	26	0%
% of total revenue	58%	59%				59%	57%
Other digital engagement services	521	927	(406)	(44%	)	1,158	2,364	(1,206)	(51%	)
% of total revenue	10%	15%				10%	19%
Subtotal digital engagement services	3,610	4,489	(879)	(20%	)	8,159	9,339	(1,180)	(13%	)
% of total revenue	68%	75%				69%	77%
Subscription and perpetual licenses	1,307	1,024	283	28%		2,884	1,811	1,073	59%
% of total revenue	25%	17%				24%	15%
Managed service hosting	385	491	(106)	(22%	)	772	1,047	(275)	(26%	)
% of total revenue	7%	8%				7%	9%
Total revenue	$5,302	$6,004	$(702)	(12%	)	$11,815	$12,197	$(382)	(3%	)
Cost of revenue:
Digital engagement services
iAPPS digital engagement services	2,365	1,911	454	24%		4,480	3,690	790	21%
% of iAPPS digital engagement services revenue	77%	54%				64%	53%
Other digital engagement costs	304	583	(279)	(48%	)	692	1,558	(866)	(56%	)
% of other digital engagement services revenue	58%	63%				60%	66%
Subtotal digital engagement services costs	2,669	2,494	175	7%		5,172	5,248	(76)	(1%	)
% of digital engagement services revenue	74%	56%				63%	56%
Subscription and perpetual licenses	452	247	205	83%		849	415	434	105%
% of subscription and perpetual revenue	35%	24%				29%	23%
Managed service hosting	68	76	(8)	(11%	)	152	148	4	3%
% of managed service hosting revenue	18%	15%				20%	14%
Total cost of revenue	3,189	2,817	372	13%		6,173	5,811	362	6%
Gross profit	$2,113	$3,187	$(1,074)	(34%	)	$5,642	$6,386	$(744)	(12%	)
Gross profit margin	40%	53%				48%	52%

Revenue

Our revenue is derived from three sources: (i) digital engagement services; (ii) subscription and perpetual licenses; and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement related services and other digital engagement related services generated from non-iAPPS related engagements. In total, revenue from digital engagement services decreased $879 thousand, or 20%, to $3.6 million for the three months ended March 31, 2014 compared to the prior period.   Revenue from iAPPS digital engagement services decreased $473 thousand, or 13% to $3.1 million compared to the three months ended March 31, 2013. The decrease in iAPPS digital engagements services is related to unfavorable timing of closing new contracts earlier in the quarter, therefore, delaying our commencement of the projects.  Revenue from non-iAPPS digital engagement services decreased $406 thousand, or 44%, compared to the three months ended March 31, 2013. The decrease in non-iAPPS digital engagements services compared to the prior period is related to our focus on selling higher-margin iAPPS digital engagements to both new and existing customers.

Digital engagement services revenue as a percentage of total revenue decreased to 68% from 75% for the three months ended March 31, 2014 compared to the prior period.  The decrease is attributable to the decrease in non-iAPPS digital engagement services revenue and the timing of recognizing revenue from new engagements.

Revenue from iAPPS digital engagement services increased $26 thousand to $7.0 million compared to the six months ended March 31, 2013. The increase in iAPPS digital engagements services is related to an increase in demand for our iAPPS product suite and an increase in iAPPS subscription and perpetual licenses sold.  Revenue from non-iAPPS digital engagement services decreased $1.2 million, or 51%, compared to the six months ended March 31, 2013. In total, revenue from digital engagement services decreased $1.2 million, or 13%, to $8.2 million for the six months ended March 31, 2014.   The decrease compared to the prior period is due to a decrease in non-iAPPS engagement services as we continue to concentrate on selling higher-margin iAPPS digital engagements to both new and existing customers.

Digital engagement services revenue as a percentage of total revenue decreased to 69% from 77% for the six months ended March 31, 2014 compared to the prior period.  The decrease is attributable to the decrease in non-iAPPS digital engagement services revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $283 thousand, or 28%, to $1.3 million compared to the three months ended March 31, 2013.  The increase is due to the increase in license revenues from our product for the franchise industry, iAPPSds, incremental SaaS licenses from our acquisition of ElementsLocal (acquired in the fourth quarter of fiscal 2013), and incremental iAPPS annual maintenance revenue.

Subscription and perpetual license revenue as a percentage of total revenue for the three months ended March 31, 2014 increased to 25% from 17% compared to the three months ended March 31, 2013.

Revenue from subscription and perpetual licenses increased $1 million, or 59%, to $2.9 million compared to the six months ended March 31, 2013.  The increase is due to the increase in license revenues from our product for the franchise industry, iAPPSds, incremental SaaS licenses from our acquisition of ElementsLocal (acquired in the fourth quarter of fiscal 2013), and incremental iAPPS annual maintenance revenue.

Subscription and perpetual license revenue as a percentage of total revenue for the six months ended March 31, 2014 increased to 24% from 15% compared to the six months ended March 31, 2013.

Managed Service Hosting

Revenue from managed service hosting decreased $106 thousand, or 22%, to $385 thousand compared to the three months ended March 31, 2013.   The decrease is due to our efforts to engage with customers that are aligned with our core competencies and proactively end our engagements with a number of smaller hosting customers obtained through acquisitions.

Managed services revenue as a percentage of total revenue decreased for the three months ended March 31, 2014 to 7% from 8% compared to the three months ended March 31, 2013.

Revenue from managed service hosting decreased $275 thousand, or 26%, to $772 thousand compared to the six months ended March 31, 2013.   The decrease is due to our efforts to engage with customers that are aligned with our core competencies and proactively end our engagements with a number of smaller hosting customers obtained through acquisitions.

Managed services revenue as a percentage of total revenue decreased for the six months ended March 31, 2014 to 7% from 9% for six months ended March 31, 2013.

Costs of Revenue

Total cost of revenue increased $372 thousand, or 13%, to $3.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increases are due to fixed costs to support revenue and increases in third party labor costs to deliver iAPPS digital engagement services combined with the decrease in revenues.

Total cost of revenue increased $362 thousand, or 6%, to $6.2 million for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The increases are due to fixed costs to support revenue and increases in third party labor costs to deliver iAPPS digital engagement services combined with the decrease in revenues.

Cost of Digital Engagement Services

Cost of digital engagement services increased $175 thousand, or 7%, to $2.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Costs associated with non-iAPPS related engagements decreased in line with non-iAPPS digital engagement services, however, our costs associated with iAPPS related engagements increased due to costs for third parties to assist with implementations.

Cost of digital engagement services decreased $76 thousand, or 1%, to $5.2 million for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. Costs associated with non-iAPPS related engagements decreased in line with non-iAPPS digital engagement services, however, our costs associated with iAPPS related engagements increased in due to costs for third parties to assist with implementations.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $205 thousand, or 83%, to $452 thousand compared to the three months ended March 31, 2013. This increase is attributable to amortization of software costs associated with the development of iAPPS compared to the prior quarter, as we released new versions of iAPPS that have commenced amortization over a three year period. In addition, the increases are due to incremental license costs related to ElementsLocal acquired in the fourth quarter of fiscal 2013 and costs to support our network operations center.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 35% from 24% compared to the three months ended March 31, 2013.  This is due to amortization of software costs associated with the development of iAPPS and acquired non-iAPPS SaaS license costs which have a lower margin than iAPPS SaaS licenses.

Cost of subscription and perpetual licenses increased $434 thousand, or 105%, to $849 thousand compared to the six months ended March 31, 2013. This increase is due to amortization of software costs associated with the development of iAPPS, incremental license costs related to the acquisition of ElementsLocal, and costs to support our network operations center.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 29% from 23% compared to the six months ended March 31, 2013.  This is due to amortization of software costs associated with the development of iAPPS and incremental license costs related to the acquisition of ElementsLocal.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $8 thousand, or 11%, to $68 thousand for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The cost of managed services as a percentage of managed services revenue increased to 18% from 15% compared to the three months ended March 31, 2013. The percentage increase is attributable to fixed costs to support the network operations center.

Cost of managed service hosting increased $4 thousand, or 3%, to $152 thousand for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The cost of managed services as a percentage of managed services revenue increased to 20% from 14% compared to the six months ended March 31, 2013. The percentage increases are attributable to fixed costs to support the network operations center.

Operating Expenses

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended			Ended	Ended
	March 31,	March 31,		%	March 31,	March 31,		%
Operating Expenses:	2014	2013	Change	Change	2014	2013	Change	Change
Sales and marketing	$1,928	$2,164	$(236)	(11% )	$4,038	$3,998	$40	1%
% of total revenue	36%	36%			34%	33%
General and administrative	1,167	946	221	23%	2,198	2,300	(102)	(4% )
% of total revenue	22%	16%			19%	19%

Research and development	579	247	332	134%	1,102	379	723	191%
% of total revenue	11%	4%			9%	3%

Depreciation and amortization	551	390	161	41%	1,005	814	191	23%
% of total revenue	10%	6%			9%	7%
Total operating expenses	$4,225	$3,747	$478	13%	$8,343	$7,491	$852	11%

Sales and Marketing Expenses

Sales and marketing expenses decreased $236 thousand, or 11%, to $1.9 million compared to the three months ended March 31, 2013 and increased $40 thousand, or 1%, to $4.0 million compared to the six months ended March 31, 2013. Sales and marketing expenses represented 36% for both the three months ended March 31, 2014 and 2013 and represented 34% and 33% of total revenue for the six months ended March 31, 2014 and 2013.

The decreases for the three months ended March 31, 2014 compared to the prior period is primarily attributable to a decrease in marketing and sales related compensation expense. The slight increase for the six months ended March 31, 2014 compared to the prior period is primarily attributable to incremental sales and marketing expenses from the acquisition of ElementsLocal in August 2013, offset by decreases in marketing expenses and sales related compensation expense.

General and Administrative Expenses

General and administrative expenses increased $221 thousand, or 23%, to $1.2 million compared to the three months ended March 31, 2013 and decreased $102 thousand, or 4%, to $2.2 million compared to the six months ended March 31, 2013.    General and administrative expenses represented 22% and 16% of total revenue for the three months ended March 31, 2014 and 2013 and represented 19% for both the six months ended March 31 2014 and 2013. In the three months ended March 31, 2013, we recognized a favorable acquisition earnout adjustment of $312 thousand. Negating the effect of this adjustment would result in an overall decrease in general and administrative expenses quarter over quarter due to a decrease in general legal expenses and consolidation of administrative functions. The decrease in expense for the six months ended March 31, 2014 compared to the prior period was due to decreases in headcount and a decrease in general legal expenses, as well as the effect of the earnout adjustment mentioned above.

Research and Development

Research and development expense increased by $332 thousand, or 134%, to $579 thousand compared to the three months ended March 31, 2013 and increased $723 thousand, or 191%, to $1.0 million compared to the six months ended March 31, 2013.  The increases in research and development expense for the three and six months ended March 31, 2014 compared to the prior quarter is due to the capitalization of software development costs related to enhancements to our iAPPS product platform, which decreases our overall research and development expenses. We capitalized $398 thousand in the three months ended March 31 2013 and only capitalized $15 thousand of software development costs in the current period. In the six months ended March 31, 2013, we capitalized $670 thousand in the three months ended March 31, 2013 and only capitalized $95 thousand of software development costs in the current six month period.

Depreciation and Amortization

Depreciation and amortization expense increased $161 thousand, or 41%, compared to the three months ended March 31, 2013 and increased $191 thousand, or 23%, compared to the six months ended March 31, 2013.  The increases in depreciation and amortization for the three and six months ended March 31, 2014 are attributable to depreciation related to our network operation center and amortization of intangible assets acquired from acquisitions.

Depreciation and amortization expenses represented 10% and 6% of total revenue for the three months ended March 31, 2014 and 2013 and represented 9% and 7% of total revenue for the six months ended March 31, 2014 and 2013.

Non-Operating Expenses and Adjusted EBITDA

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended			Ended	Ended
	March 31,	March 31,		%	March 31,	March 31,		%
Non-Operating and Other:	2014	2013	Change	Change	2014	2013	Change	Change
Loss from operations	$(2,112)	$(560)	$(1,552)	277%	$(2,701)	$(1,105)	$(1,596)	144%
Interest expense net	(167)	(59)	(108)	183%	(334)	(135)	(199)	147%
Loss before income taxes	(2,279)	(619)	(1,660)	268%	(3,035)	(1,240)	(1,795)	145%
Provision for income taxes	35	68	(33)	(49% )	56	89	(33)	(37% )
Net loss	$(2,314)	$(687)	$(1,627)	237%	$(3,091)	$(1,329)	$(1,762)	133%

Non-GAAP measure
Adjusted EBITDA	$(1,294)	$17	$(1,311)	(7,712% )	$(1,274)	$67	$(1,341)	(2,001% )

Loss from Operations

The loss from operations was ($2.1) million for three months ended March 31, 2014, compared to a loss of ($560) thousand in the prior period. The decline in income in the current quarter and year to date can be attributed to less revenue combined with fixed costs to support the overall revenue base. In addition, in comparison to the previous period which recognized an earnout adjustment of $312 thousand and capitalized software of $398 thousand, we had no earnout adjustments and only capitalized $95 thousand of software. In the current period we also recognized additional intangible amortization of $75 thousand from our acquisition of Elements during the last fiscal quarter of 2013. Depreciation and amortization expenses also increased as we continue to support the growth and expansion of the Company.

Income Taxes

The provision for income tax expense decreased $33 thousand, or 49%, compared to the three months ended March 31, 2013 and decreased $33 thousand or 37%, compared to the months ended March 31, 2013.  The decreases are attributable to a reduction in taxes paid by our foreign subsidiary in India. Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net loss	$(2,314)	$(687)	$(3,091)	$(1,329)
Provision for income tax	35	68	56	89
Interest expense, net	167	59	334	135
Amortization of intangible assets	216	118	341	274
Depreciation	325	272	647	540
EBITDA	(1,571)	(170)	(1,713)	(291)
Other amortization	152	35	272	79
Stock based compensation	125	152	167	279
Adjusted EBITDA	$(1,294)	$17	$(1,274)	$67

The decrease in Adjusted EBITDA is primarily due to the decrease in iAPPS digital services revenues and increases in operating expenditures to support the growth of the Company.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $1.7 million for the six months ended March 31, 2014 compared to cash provided by operating activities of $980 thousand for the six months ended March 31, 2013. This decrease compared to the prior period was due to higher net loss, adjusted for non-cash items such as amortization and depreciation for the period, an increase in accounts receivable and a decrease in accounts payable and other liabilities.

Investing Activities

Cash used by investing activities was $614 thousand for the six months ended March 31, 2013 compared to $1.1 million for the six months ended March 31, 2013.   In the six months ended March 31, 2014, we purchased additional equipment to support our network operations center and made contingent earnout payments related to acquisitions.

Financing Activities

Cash provided by financing activities was $3.0 million for the six months ended March 31, 2014 compared to cash used by financing activities $212 thousand for the six months ended March 31, 2013.  During the first six months of 2014, we generated net proceeds of $2.7 million from a private sale of common stock and $913 thousand from issuance of convertible debt, as well as $198 thousand generated from stock option exercises and the employee stock purchase plan. The proceeds generated were partially offset by payments of acquired debt and paydown of our discontinued line of credit with Silicon Valley Bank. We have a new line of credit with BridgeBank with a balance of $3.2 million as of March 31, 2014.

Capital Resources and Liquidity Outlook

We believe that cash generated from financing activities and operations and our bank line of credit will be sufficient to fund the company’s working capital and capital expenditure needs for at least the next twelve months.

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The Loan Agreement has a 27 month term which expires on March 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings bear interest at BridgeBank’s prime plus 1.00%.  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial covenants.  The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank, which expired on December 31, 2013. As March 31, 2014, the Company had an outstanding balance under the BridgeBank Loan Agreement of $3.2 million.

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

Commitments and Contingencies

As of March 31, 2014, we had an accrued contingent earnout liability of $1.2 million from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2016. Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.

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

Revenue Recognition

Overview

We enter into arrangements to sell digital engagement services (professional services), software licenses or combinations thereof.  Revenue is categorized into (i) Digital Engagement Services (ii) Subscriptions and Perpetual Licenses and (iii) Managed Service Hosting.

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

Digital Engagement Services

Digital engagement services include professional services primarily related to the Company’s web development solutions that address specific customer needs such as digital strategy, information architecture and usability engineering, .Net development, rich media development, back end integration, search engine optimization, quality assurance and project management.

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

For fiscal 2013, we performed the annual assessment of our goodwill during the fourth quarter of 2013, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) our stock price of $1.10 as of September 30, 2013 did not materially change from the stock price of $1.20 of September 30, 2013; (ii) the successful launch of iAPPSds in 2013 with our first iAPPSds customer, a franchisor with over 4,000 locations, and our strategic acquisition of ElementsLocal in 2013, has improved predictability of our forecasts by increasing contractually recurring revenue; and (iii) inputs from recent transactions within the technology sector, such as revenue multiples used to value transactions, have either remained steady since the fiscal 2013 assessment.

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

During the six months ended March 31, 2014 the carrying value of goodwill decreased by $636,000 due primarily to a reclassification to intangible assets as a result of a purchase price adjustment related to the acquisition of ElementsLocal completed in the prior fiscal year.

Accounting for Stock-Based Compensation

At March 31, 2014, we maintained one stock-based compensation plan and one employee stock purchase plan which are more fully described in Note 11 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2013.

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

As of March 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following summarizes all sales of our unregistered securities during the quarter ended March 31, 2014. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

In January 2014, we issued 56,897 shares of common stock at $1.16 per share to four members of our Board of Directors in lieu of cash payments for their services as board members. The shares vest in equal installments on a monthly basis through the end of the service period of September 30, 2014. The aggregate fair value of the shares is $66 thousand and will be expensed over the service period. A total of $19 thousand was recorded as expense in the three months ended March 31, 2014.

In March 2014, we sold 3,200,000 shares of common stock at $0.95 per share for gross proceeds of $3 million in a private placement. Net proceeds to the Company after offering expenses were approximately $2.7 million. In addition, we issued the investors and placement agent and its affiliates five year warrants to purchase an aggregate of 320,000 shares of Bridgeline’s common stock at a price equal to $1.05 per share. There are no plans to register the common stock issued in this offering, however in the event the Company does register other Common stock, we agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

During the fiscal quarter ended March 31, 2014, we granted 450,000 stock options under our Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.16 per share.

The securities were issued exclusively to our directors, executive officers, and employees. The issuance of options and the shares of common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 6.	Exhibits.

Exhibit No.	Description of Document

10.1	Employment Agreement with Brett Zucker dated February 28, 2014

10.2	Form of Restricted Stock Agreement by and between Bridgeline Digital, Inc. and certain Board of Directors dated February 24, 2014.

10.3	Securities Purchase Agreement between Bridgeline Digital, Inc and the investors named therein dated March 28, 2014.

10.4	Form of Common Stock Purchase Warrant issued to Placement Agent, dated March 28, 2014.

10.5	Employment Agreement with Michael Prinn dated April 4, 2014.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

May 15, 2014	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

May 15, 2014	/s/ Michael D. Prinn
Date	Michael D. Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

10.1	Employment Agreement with Brett Zucker dated February 28, 2014

10.2	Form of Restricted Stock Agreement by and between Bridgeline Digital, Inc. and certain Board of Directors dated February 24, 2014.

10.3	Securities Purchase Agreement between Bridgeline Digital, Inc and the investors named therein dated March 28, 2014.

10.4	Form of Common Stock Purchase Warrant issued to Placement Agent, dated March 28, 2014.

10.5	Employment Agreement with Michael Prinn dated April 4, 2014.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.