Form 10-Q
period 2014-06-30
Bridgeline Digital, Inc.
filed 2014-08-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of August 12, 2014 was 21,897,904

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2014

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2014

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, our ability to maintain our listing on the NASDAQ Capital Market, the effect of the delisting of our common stock from the NASDAQ Capital Market, the limited market for our common stock, the volatility of the market price of our common stock, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share and per share data)

(Unaudited)

ASSETS	June 30,	September 30,
	2014	2013
Current assets:
Cash and cash equivalents	$1,547	$2,830
Accounts receivable and unbilled receivables, net	3,827	3,194
Prepaid expenses and other current assets	844	963
Total current assets	6,218	6,987
Equipment and improvements, net	2,436	3,065
Intangible assets, net	1,729	1,517
Goodwill	23,151	23,777
Other assets	1,427	1,631
Total assets	$34,961	$36,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,192	$1,746
Accrued liabilities	1,022	1,093
Accrued earnouts, current	591	561
Debt, current	-	1,165
Capital lease obligations, current	369	397
Deferred revenue	2,506	1,960
Total current liabilities	5,680	6,922

Accrued earnouts, net of current portion	456	950
Debt, net of current portion	5,901	4,725
Capital lease obligations, net of current portion	340	544
Other long term liabilities	1,010	1,088
Total liabilities	13,387	14,229

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 30,000,000 shares authorized; 21,869,699 at June 30, 2014 and 18,313,765 at September 30, 2013 shares issued and outstanding	22	18
Additional paid-in capital	47,568	44,206
Accumulated deficit	(25,711)	(21,314)
Accumulated other comprehensive loss	(305)	(162)
Total stockholders’ equity	21,574	22,748
Total liabilities and stockholders’ equity	$34,961	$36,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Digital engagement services	$4,233	$4,276	$12,392	$13,614
Subscription and perpetual licenses	1,510	915	4,394	2,726
Managed service hosting	409	409	1,181	1,456
Total revenue	6,152	5,600	17,967	17,796
Cost of revenue:
Digital engagement services	2,531	2,341	7,703	7,566
Subscription and perpetual licenses	422	330	1,271	770
Managed service hosting	66	76	218	224
Total cost of revenue	3,019	2,747	9,192	8,560
Gross profit	3,133	2,853	8,775	9,236
Operating expenses:
Sales and marketing	1,992	2,275	6,030	6,266
General and administrative	1,110	1,140	3,308	3,440
Research and development	613	515	1,715	893
Depreciation and amortization	510	412	1,515	1,226
Total operating expenses	4,225	4,342	12,568	11,825
Loss from operations	(1,092)	(1,489)	(3,793)	(2,589)
Interest and other expense, net	(190)	(59)	(524)	(194)
Loss before income taxes	(1,282)	(1,548)	(4,317)	(2,783)
Provision for income taxes	24	21	80	110
Net loss	$(1,306)	$(1,569)	$(4,397)	$(2,893)

Net loss per share:
Basic and diluted	$(0.06)	$(0.10)	$(0.23)	$(0.19)
Number of weighted average shares outstanding:
Basic and diluted	21,296,484	15,037,767	19,028,445	14,902,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Loss	$(1,306)	$(1,569)	$(4,397)	$(2,893)

Other Comprehensive Gain (Loss): Net change in Foreign Currency Translation Adjustment	(18)	(12)	(143)	39
Comprehensive loss	$(1,324)	$(1,581)	$(4,540)	$(2,854)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,397)	$(2,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	498	391
Depreciation	980	835
Other amortization	399	201
Stock-based compensation	339	334
Contingent earnout liability adjustment	-	(497)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(640)	562
Prepaid expenses and other assets	614	(162)
Accounts payable and accrued liabilities	(1,139)	(512)
Deferred revenue	546	1,381
Other liabilities	(78)	(92)
Total adjustments	1,519	2,441
Net cash used in operating activities	(2,878)	(452)
Cash flows from investing activities:
Equipment and improvements	(264)	(545)
Software development capitalization costs/other intangibles	(134)	(739)
Contingent acquisition payments	(464)	(314)
Net cash used in investing activities	(862)	(1,598)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,749	2,062
Proceeds from issuance of convertible debt, net of issuance costs	913	-
Proceeds from exercise of employee stock options	185	75
Proceeds from employee stock purchase plan	21	74
Borrowings from bank line of credit	746	725
Payments on bank line of credit	(1,336)	(652)
Payments on bank term loan	(273)	(275)
Payments on subordinated promissory notes	(86)	(168)
Principal payments on capital leases	(319)	(241)
Net cash provided by financing activities	2,600	1,600
Effect of exchange rate changes on cash and cash equivalents	(143)	39
Net decrease in cash and cash equivalents	(1,283)	(411)
Cash and cash equivalents at beginning of period	2,830	2,126
Cash and cash equivalents at end of period	$1,547	$1,715
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$50	$194
Income taxes	$10	$13
Non cash activities:
Equipment purchased under capital leases	$89	$912
Accrued contingent consideration (earnouts)	$-	$83

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

In fiscal 2012, Bridgeline Digital announced the release of iAPPSds (“distributed subscription”), a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. On August 1, 2013, we acquired franchise web developer ElementsLocal, expanding Bridgeline Digital’s presence in the franchise market place.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2014 and September 30, 2013, and the interim Condensed Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows for the three and nine months ended June 30, 2014 and 2013 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2013. These interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at June 30, 2014 and September 30, 2013 and the results of its operations and cash flows for the three and nine months ended June 30, 2014 and 2013, respectively. The results for the nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending September 30, 2014. The accompanying September 30, 2013 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued a standards update on accounting for share-based payments when the terms of the award provide that a performance target could be achieved after a requisite service period. The standard is effective beginning January 1, 2016, with early adoption permitted. Management does not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective beginning January 1, 2017, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Management is currently evaluating the adoption method options and the impact of this new guidance on our condensed consolidated financial statements.

In April 2014, the FASB issued new accounting guidance on reporting discontinued operations and disclosures of disposals of components of an entity which clarifies the scope of what should be reported as discontinued operations and expands required disclosures. This new guidance is effective beginning October 1, 2015, with early adoption permitted. The impact of this guidance will be dependent on the nature and significance of any transactions within the scope of this new guidance.

In July 2013, the FASB issued new guidance on the presentation of unrecognized tax benefits. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance is effective for the fiscal years and interim periods beginning after December 15, 2013 with early adoption permitted. Management is in the process of evaluating the effects of this guidance but does not believe it will have a significant impact on our condensed consolidated financial statements.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	June 30, 2014	September 30, 2013
Accounts receivable	$3,704	$3,188
Unbilled receivables	222	111
Subtotal	3,926	3,299
Allowance for doubtful accounts	(99)	(105)
Accounts receivable and unbilled receivables, net	$3,827	$3,194

4.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	As of	As of
	June 30, 2014	September 30, 2013
Domain and trade names	$11	$34
Customer related	1,412	1,182
Non-compete agreements	306	301
Balance at end of period	$1,729	$1,517

Total amortization expense related to intangible assets was $157 and $117 for the three months ended June 30, 2014 and 2013 and $498 and $391 for the nine months ended June 30, 2014 and 2013, respectively. Amortization expenses are reflected in operating expenses on the Condensed Consolidated Statements of Operations.

5.  Goodwill

Changes in the carrying amount of goodwill are as follows:

	As of	As of
	June 30, 2014	September 30, 2013
Balance at beginning of period	$23,777	$21,545
Acquisitions	-	1,897
Contingent acquisition payments	-	83
Purchase price allocation adjustments	(626)	252
Balance at end of period	$23,151	$23,777

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

6.   Debt

Debt consists of the following:

	As of	As of
	June 30, 2014	September 30, 2013
Line of credit borrowings	$2,913	$3,504
Bank term loan	-	272
Subordinated convertible debt	3,000	2,000
Subordinated promissory notes	28	114
Other (debt warrants)	(48)	-
Total debt	$5,901	$5,890
Less current portion	$-	$1,165
Long term debt, net of current portion	$5,901	$4,725

 Line of Credit

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The Loan Agreement has a 27 month term which expires on March 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings bear interest at BridgeBank’s prime plus 1.00%.  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial and reporting covenants including an Asset Coverage Ratio. The Company was in compliance with all financial and reporting covenants for the period ended June 30, 2014. The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank (“SVB”), which expired on December 31, 2013. As of June 30, 2014, the Company had an outstanding balance under the BridgeBank Loan Agreement of $2.9 million. Funds available for borrowing at June 30, 2014 were $329.

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

The placement agent for both transactions was Taglich Brothers, Inc. As compensation for the initial transaction on September 30 2013, Bridgeline Digital paid a fee of $160 and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 153,846 shares of common stock at an exercise price equal to $1.30 per share. The warrants are first exercisable on March 30, 2014, and provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision. As compensation for the Second Closing, Bridgeline Digital paid Taglich Brothers, Inc. a fee of $80 and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 76,923 shares of common stock at an exercise price equal to $1.30 per share. The warrants are first exercisable on May 6, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision. Fair market value of the warrants are $49 and is included in current liabilities and non-current debt with the offsetting amount recorded to additional paid in capital in the Condensed Consolidated Balance Sheet. The fair market value of the warrants will be amortized on a straight-line basis over the estimated life of two years.

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

Subordinated Promissory Notes

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

In May 2012, the Company assumed two Promissory Notes in connection with the acquisition of MarketNet, Inc. The first Promissory Note in the amount of $63 is payable in eight equal installments of $8, including interest accrued at 5%, and matured in May 2014 and was paid in full. The first installment was paid in July 2012. The second Promissory Note in the amount of $80 is payable in twelve equal installments of $7, including interest accrued at 5%, and matures in May 2015. The first installment was paid in July 2012.

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

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of June 30, 2014 and September 30, 2013 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of June 30, 2014 and September 30, 2013 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014

	Level 1	Level 2	Level 3	Total

Financial Liabilities:
Contingent consideration related to acquisitions			$1,047	$1,047
Total Liabilities	$-	$-	$1,047	$1,047

	September 30, 2013

	Level 1	Level 2	Level 3	Total

Financial Liabilities:
Contingent consideration related to acquisitions			$1,511	$1,511
Total Liabilities	$-	$-	$1,511	$1,511

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

Contingent Consideration
As of June 30, 2014

Balance at September 30, 2013	$1,511
Payments	(464)
Balance at June 30, 2014	$1,047

 8.   Other Long Term Liabilities

Deferred Rent

In connection with leases for the Company’s headquarters in Burlington, Massachusetts and New York, the Company made investments in leasehold improvements at these locations of approximately $1.4 million, of which the respective landlords funded approximately $857. The capitalized leasehold improvements are being amortized over the life of each lease. The improvements funded by the landlords are treated as lease incentives. Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Condensed Consolidated Balance Sheet. As of June 30, 2014, $137 was reflected in Accrued Liabilities and $775 is reflected in Other Long Term Liabilities. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In January 2014, the Company issued 56,897 shares of common stock at $1.16 per share to four members of its Board of Directors in lieu of cash payments for their services as board members. The shares vest in equal installments on a monthly basis through the end of the service period of September 30, 2014. The aggregate fair value of the shares is $66 and will be expensed over the service period. A total of $19 was recorded as expense in the three months ended June 30, 2014.

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 526,438 shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 338,461 shares of Bridgeline Digital common stock is contingently issuable to the sellers of ElementsLocal. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. As of June 30, 2014, the stockholders of ElementsLocal earned 84,615 shares of common stock, with 28,205 shares issued during the three months ended June 30, 2014.

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

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 204,331 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. As of June 30, 2014, the sole stockholder of MarketNet earned 119,196 shares of common stock, with 17,028 shares issued during the three months ended June 30, 2014. In addition, MarketNet is also eligible to earn additional equity consideration of 200,000 shares of Bridgeline Digital common stock if a certain annual revenue threshold is met in any fiscal year during the next three years.

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 166,666 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of Magnetic. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. As of June 30, 2014, the sole stockholder of Magnetic earned 152,768 shares of common stock, with 13,898 shares issued during the three months ended June 30, 2014.

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

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. At June 30, 2014, the Company maintained one stock option plan and one employee stock purchase plan.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Amended and Restated Stock Incentive Plan

Effective April 2013, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up to 3,900,000 million shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company.   Options granted under the Plan may be granted with contractual lives of up to ten years. There were 3,600,389 options outstanding reserved under the Plan as of June 30, 2014 and 299,611 shares available for future issuance.

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 300,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 150,000 shares. During the quarter ended June 30, 2014, employees purchased 12,318 shares of common stock for the most recent offering period.

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

As of June 30, 2014: (i) placement agent warrants to purchase 217,931, 230,000, 230,769, and 320,000 shares at an exercise price of $1.40, $1.25, $1.30 and $1.05, respectively are outstanding; (ii) investor warrants to purchase 460,000 shares at an exercise price of $1.25, and (iii) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding, September 30, 2013	2,872,844	$0.94	1,111,777	$1.30
Granted	1,147,500	$1.11	396,923	$1.10
Exercised	(215,087)	$0.83	-	-
Forfeited or expired	(204,868)	$1.22	-	-
Outstanding, June 30, 2014	3,600,389	$0.98	1,508,700	$1.25

10.  Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss for nine months ended June 30, 2014:

Cumulative Foreign Currency Translation Adjustment

Balance at September 30, 2013	$(162)
Foreign currency translation adjustment	(143)
Balance at June 30, 2014	$(305)

11.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(1,306)	$(1,569)	$(4,397)	$(2,893)
Weighted average common shares outstanding - basic and diluted	21,296	15,038	19,028	14,902

Net loss per share - basic and diluted	$(0.06)	$(0.10)	$(0.23)	$(0.19)

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

For the three and nine months ended June 30, 2014, options to purchase shares of the Company’s common stock of 333,972 and 503,564 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Warrants to purchase 1,508,700 shares of common stock and contingent shares to be issued in connection with prior acquisitions of e.Magination, Marketnet, Magnetic, and ElementsLocal have also been excluded as they are anti-dilutive to the Company’s net loss.

12.  Income Taxes

Income tax expense was $24 and $21 for the three months ended June 30, 2014 and 2013 and $80 and $110 for the nine months ended June 30, 2014 and 2013, respectively. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

13.  Related Party Transactions

In October 2013, Michael Taglich joined the Board of Directors. Mr. Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc. was the agent for the past three private placements of Bridgeline Digital common stock which took place in 2012, 2013 and in March 2014. Taglich Brothers, Inc was also the agent for Bridgeline’s convertible debt offerings of $2 million and $1 million in September and November 2013, respectively. Mr. Taglich personally owns 467,000 shares of Bridgeline. Other employees, affiliates and clients of Taglich Brothers, Inc. own approximately 6,200,000 shares of Bridgeline stock. The fees paid to Taglich Brothers, Inc. in connection with the 2012, 2013 and 2014 private placements of common stock were $651. Fees paid to Taglich Brothers, Inc. in connection with the 2013 convertible debt offerings were $240. The Company also has an annual service contract for $18 with Taglich Brothers, Inc to perform market research.

14.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of June 30, 2014, the Company was not engaged with any material legal proceedings.

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

In fiscal 2012, Bridgeline Digital announced the release of iAPPSds (“distributed subscription”), a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly or annual subscription fee. On August 1, 2013, we acquired franchise web developer ElementsLocal, expanding Bridgeline Digital’s presence in the franchise market place.

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

Customer Information

We currently have over 3,500 customers, the majority of which are iAPPSds customers who pay a monthly subscription fee. For the three and nine months ended June 30, 2014 and 2013 no customer represented 10% or more of total revenue.

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

There were no acquisitions during our first three fiscal quarters of 2014.

Results of Operations

Three and Nine Months Ended June 30, 2014 compared to the Three and Nine Months Ended June 30, 2013

Consolidated Revenue, Cost of Revenue, Gross Profit, and Gross Margin

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	June 30,	June 30,	$	%	June 30,	June 30,	$	%
Revenue:	2014	2013	Change	Change	2014	2013	Change	Change
Digital engagement services
iAPPS digital engagement services	$3,737	$3,384	353	10%	$10,738	$10,359	379	4%
% of total revenue	61%	60%			60%	58%
Other digital engagement services	496	892	(396)	(44%)	1,654	3,255	(1,601)	(49%)
% of total revenue	8%	16%			9%	15%
Subtotal digital engagement services	4,233	4,276	(43)	(1%)	12,392	13,614	(1,222)	(9%)
% of total revenue	69%	76%			69%	77%
Subscription and perpetual licenses	1,510	915	595	65%	4,394	2,726	1,668	61%
% of total revenue	25%	16%			24%	15%
Managed service hosting	409	409	-	0%	1,181	1,456	(275)	(19%)
% of total revenue	7%	7%			7%	8%
Total revenue	$6,152	$5,600	$552	10%	$17,967	$17,796	$171	1%
Cost of revenue:
Digital engagement services
iAPPS digital engagement services	2,297	1,920	377	20%	6,777	5,610	1,167	21%
% of iAPPS digital engagement services revenue	61%	57%			63%	54%
Other digital engagement costs	234	421	(187)	(44%)	926	1,956	(1,030)	(53%)
% of other digital engagement services revenue	47%	47%			56%	60%
Subtotal digital engagement services costs	2,531	2,341	190	8%	7,703	7,566	137	2%
% of digital engagement services revenue	60%	55%			62%	56%
Subscription and perpetual licenses	422	330	92	28%	1,271	770	501	65%
% of subscription and perpetual revenue	28%	36%			29%	28%
Managed service hosting	66	76	(10)	(13%)	218	224	(6)	(3%)
% of managed service hosting revenue	16%	19%			18%	15%
Total cost of revenue	3,019	2,747	272	10%	9,192	8,560	632	7%
Gross profit	$3,133	$2,853	$280	10%	$8,775	$9,236	$(461)	(5%)
Gross profit margin	51%	51%			49%	52%

Revenue

Our revenue is derived from three sources: (i) digital engagement services; (ii) subscription and perpetual licenses; and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement related services and other digital engagement related services generated from non-iAPPS related engagements. In total, revenue from digital engagement services decreased $43 thousand, or 1%, to $4.2 million for the three months ended June 30, 2014 compared to the prior period.   Revenue from iAPPS digital engagement services increased $353 thousand, or 10% to $3.7 million compared to the three months ended June 30, 2013. The increase in iAPPS digital engagements services is related to an increased demand for our iAPPS related services. Revenue from non-iAPPS digital engagement services decreased $396 thousand, or 44%, compared to the three months ended June 30, 2013. The decrease in non-iAPPS digital engagements services compared to the prior period is related to our focus on selling higher-margin iAPPS digital engagements to both new and existing customers.

Digital engagement services revenue as a percentage of total revenue decreased to 69% from 76% for the three months ended June 30, 2014 compared to the prior period.  The decrease is attributable to the decrease in non-iAPPS digital engagement services revenue and the timing of recognizing revenue from new engagements.

Revenue from iAPPS digital engagement services increased $379 thousand to $10.7 million for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The increase in iAPPS digital engagements services is related to an increase in demand for our iAPPS product suite and an increase in iAPPS subscription and perpetual licenses sold.  Revenue from non-iAPPS digital engagement services decreased $1.6 million, or 49%, compared to the nine months ended June 30, 2013. In total, revenue from digital engagement services decreased $1.2 million, or 9%, to $12.4 million for the nine months ended June 30, 2014.   The decrease compared to the prior period is due to a decrease in non-iAPPS engagement services as we continue to concentrate on selling higher-margin iAPPS digital engagements to both new and existing customers.

Digital engagement services revenue as a percentage of total revenue decreased to 69% from 77% for the nine months ended June 30, 2014 compared to the prior period.  The decrease is attributable to the decrease in non-iAPPS digital engagement services revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $595 thousand, or 65%, to $1.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Revenue from subscription and perpetual licenses increased $1.7 million, or 61%, to $4.4 million for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The increases are due to the increase in license revenues from our product for the multi-unit organizations and franchise industry, iAPPSds, and incremental SaaS licenses from our acquisition of ElementsLocal (acquired in the fourth quarter of fiscal 2013), and incremental iAPPS annual maintenance revenue.

Subscription and perpetual license revenue as a percentage of total revenue for the three months ended June 30, 2014 increased to 25% from 16% compared to the three months ended June 30, 2013. Subscription and perpetual license revenue as a percentage of total revenue for the nine months ended June 30, 2014 increased to 24% from 15% compared to the nine months ended June 30, 2013.

Managed Service Hosting

Revenue from managed service hosting remained flat for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and decreased $275 thousand, or 19%, to $1.2 million for the three months ended June 30, 2014 compared to the nine months ended June 30, 2013.  The decrease is due to our efforts to engage with customers that are aligned with our core competencies and proactively end our engagements with a number of smaller hosting customers obtained through acquisitions.

Managed services revenue as a percentage of total revenue was 7% for the three months ended June 30, 2014 and 2013, and decreased to 6% for the nine months ended June 30, 2014 compared to 8% for nine months ended June 30, 2013.

Costs of Revenue

Total cost of revenue increased $272 thousand, or 10%, to $3.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Total cost of revenue increased $632 thousand, or 7%, to $9.2 million for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The increases for the three and nine months ended June 30, 2014 compared to the previous periods are due to fixed costs to support revenue due to the increases in revenues.

Cost of Digital Engagement Services

Cost of digital engagement services increased $190 thousand, or 8%, to $2.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Costs associated with non-iAPPS related engagements decreased in line with non-iAPPS digital engagement services, however, our costs associated with iAPPS related engagements increased in correlation to our increases in iAPPS related service revenue growth.

Cost of digital engagement services increased $137 thousand, or 2%, to $7.7 million for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. Costs associated with non-iAPPS related engagements decreased in line with non-iAPPS digital engagement services, however, our costs associated with iAPPS related engagements increased in correlation to our increases in iAPPS related service revenue growth.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $92 thousand, or 28%, to $422 thousand for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase is attributable to amortization of software costs associated with the development of our iAPPS product, as we released new versions of iAPPS that have commenced amortization over a three year period. In addition, the increases are due to incremental license costs related to ElementsLocal acquired in the fourth quarter of fiscal 2013, as well as, costs to support our network operations center.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue for the three months ended June 30, 2014 decreased to 28% from 36% compared to the three months ended June 30, 2013.  This is due to amortization of software costs associated with the development of iAPPS and acquired non-iAPPS SaaS license costs which have a lower margin than iAPPS SaaS licenses.

Cost of subscription and perpetual licenses increased $501 thousand, or 65%, to $1.3 million for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. This increase is due to amortization of software costs associated with the development of iAPPS, incremental license costs related to the acquisition of ElementsLocal, and additional costs to support our network operations center.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue for the nine months ended June 30, 2014 increased to 29% from 28% compared to the nine months ended June 30, 2013.  This is due to amortization of software costs associated with the development of iAPPS and incremental license costs related to the acquisition of ElementsLocal.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $10 thousand, or 13%, to $66 thousand for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The cost of managed services as a percentage of managed services revenue decreased to 16% from 19% compared to the three months ended June 30, 2013. The percentage increase is attributable to fixed costs to support the network operations center.

Cost of managed service hosting decreased $6 thousand, or 3%, to $218 thousand for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The cost of managed services as a percentage of managed services revenue increased to 18% from 15% compared to the nine months ended June 30, 2013. The percentage increases are attributable to fixed costs to support the network operations center.

	Operating Expenses

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	June 30,	June 30,	$	%	June 30,	June 30,	$	%
Operating Expenses:	2014	2013	Change	Change	2014	2013	Change	Change
Sales and marketing	$1,992	$2,275	$(283)	(12%)	$6,030	$6,266	$(236)	-4%
% of total revenue	32%	41%			34%	35%
General and administrative	1,110	1,140	(30)	(3%)	3,308	3,440	(132)	(4%)
% of total revenue	18%	20%			18%	19%
Research and development	613	515	98	19%	1,715	893	822	92%
% of total revenue	10%	9%			10%	5%
Depreciation and amortization	510	412	98	24%	1,515	1,226	289	24%
% of total revenue	8%	7%			8%	7%
Total operating expenses	$4,225	$4,342	$(117)	(3%)	$12,568	$11,825	$743	6%

Sales and Marketing Expenses

Sales and marketing expenses decreased $283 thousand, or 12%, to $1.9 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and decreased $236 thousand, or 4%, to $6.0 million compared to the nine months ended June 30, 2013. Sales and marketing expenses represented 32% and 41% for the three months ended June 30, 2014 and 2013 and represented 34% and 35% of total revenue for the nine months ended June 30, 2014 and 2013.

The decreases for the three months ended June 30, 2014 compared to the prior period is primarily attributable to a decrease in marketing and sales related compensation expense. The decrease for the nine months ended June 30, 2014 compared to the prior period is primarily attributable to a decrease in overall sales and marketing expenses, offset by incremental expenses from the acquisition of ElementsLocal in August 2013.

General and Administrative Expenses

General and administrative expenses decreased $30 thousand, or 3%, to $1.1 million compared to the three months ended June 30, 2013 and decreased $132 thousand, or 4%, to $3.3 million compared to the nine months ended June 30, 2013. General and administrative expenses represented 18% and 20% of total revenue for the three months ended June 30, 2014 and 2013 and represented 18% and 19% for the nine months ended June 30, 2014 and 2013. The decrease in expense for the three and nine months ended June, 2014 compared to the prior period was due to decreases in headcount and general legal expenses.

Research and Development

Research and development expense increased by $98 thousand, or 19%, to $613 thousand for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and increased $822 thousand, or 92%, to $1.7 million compared to the nine months ended June 30, 2013.  The increases in research and development expense for the three and nine months ended June 30, 2014 compared to the prior period is due to the capitalization of software development costs related to enhancements to our iAPPS product platform in the three and nine months ended June 2013, which decreases our overall research and development expenses. We capitalized $398 thousand in the three months ended June 30, 2013 and there were no costs capitalized in the current quarter. In the nine months ended June 30, 2013, we capitalized $670 thousand of software development costs, however, we only capitalized $117 thousand of software development costs in the current nine month period. Costs are not capitalized until technological feasibility is achieved.

Depreciation and Amortization

Depreciation and amortization expense increased $98 thousand, or 24%, compared to the three months ended June 30, 2013 and increased $289 thousand, or 24%, compared to the nine months ended June 30, 2013.  The increases in depreciation and amortization for the three and nine months ended June 30, 2014 are attributable to depreciation related to our network operation center and amortization of intangible assets acquired from acquisitions.

Depreciation and amortization expenses represented 8% and 7% of total revenue for the three months ended June 30, 2014 and 2013 and represented 8% and 7% of total revenue for the nine months ended June 30, 2014 and 2013.

	Non-Operating Expenses and Adjusted EBITDA

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	June 30,	June 30,	$	%	June 30,	June 30,	$	%
Non-Operating and Other:	2014	2013	Change	Change	2014	2013	Change	Change
Loss from operations	$(1,092)	$(1,489)	$397	(27%)	$(3,793)	$(2,589)	$(1,204)	47%
Interest and other expense, net	(190)	(59)	(131)	222%	(524)	(194)	(330)	170%
Loss before income taxes	(1,282)	(1,548)	266	(17%)	(4,317)	(2,783)	(1,534)	55%
Provision for income taxes	24	21	3	14%	80	110	(30)	(27%)
Net loss	$(1,306)	$(1,569)	$263	(17%)	$(4,397)	$(2,893)	$(1,504)	52%

Non-GAAP Measure
Adjusted EBITDA	$(336)	$(899)	$563	(63%)	$(1,639)	$(828)	$(811)	98%

Loss from Operations

The loss from operations was ($1.1) million for three months ended June 30, 2014, compared to a loss of ($1.5) million in the prior period. The improvement in the current quarter can be attributed to an increase in revenue combined with decreases in operating costs, primarily sales and marketing costs. Depreciation and amortization expenses have increased as we continue to support the growth and expansion of the Company. The loss from operations was ($3.8) million for nine months ended June 30, 2014, compared to a loss of ($2.6) million in the prior period. The decrease in income is partially attributable to the expected decline in non-iAPPS digital engagement services combined with the prior period favorable earnout adjustment of $312 thousand and capitalized software of $670 thousand.

Income Taxes

The provision for income tax expense increased $3 thousand, or 14%, compared to the three months ended June 30, 2013 and decreased $30 thousand or 27%, compared to the months ended June 30, 2013.  The decreases are attributable to a reduction in taxes paid by our foreign subsidiary in India. Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(1,306)	$(1,569)	$(4,397)	$(2,893)
Provision for income tax	24	21	80	110
Interest and other expense, net	190	59	524	194
Amortization of intangible assets	157	118	498	390
Depreciation	333	295	980	836
EBITDA	(602)	(1,076)	(2,315)	(1,363)
Other amortization	132	122	375	201
Stock-based compensation	134	55	301	334
Adjusted EBITDA	$(336)	$(899)	$(1,639)	$(828)

The increase in Adjusted EBITDA for the three months ended June 30, 2014 compared to the prior period is primarily due to the increase in iAPPS revenues and decreases in operating expenses. The decrease in Adjusted EBITDA for the nine months ended June 30, 2014 compared to the prior period is primarily due a decline in gross margin combined with fixed costs to support the overall revenue base. In addition, in comparison to the previous period which recognized and earnout adjustment of $312 thousand and capitalized software of $670 thousand, we had no earnout adjustments and only $117 thousand of software. Depreciation and amortization have also increased as we continue to support the growth and expansion of the Company.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $2.9 million for the nine months ended June 30, 2014 compared to cash used in operating activities of $452 thousand for the nine months ended June 30, 2013. This decrease compared to the prior period was due to higher net loss, adjusted for non-cash items such as amortization and depreciation for the period, an increase in accounts receivable and a decrease in accounts payable and other liabilities.

Investing Activities

Cash used in investing activities was $862 thousand for the nine months ended June 30, 2014 compared to cash used in investing activities of $1.6 million for the nine months ended June 30, 2013.   In the nine months ended June 30, 2014, we purchased additional equipment to support our network operations center and made contingent earnout payments related to acquisitions.

Financing Activities

Cash provided by financing activities was $2.6 million for the nine months ended June 30, 2014 compared to cash provided by financing activities of $1.6 million for the nine months ended June 30, 2013.  During the first nine months of 2014, we generated net proceeds of $2.8 million from a private sale of common stock and $913 thousand from issuance of convertible debt, as well as $206 thousand generated from stock option exercises and the employee stock purchase plan. The proceeds generated were partially offset by payments of acquired debt and paydown of our discontinued line of credit with Silicon Valley Bank. We have a new line of credit with BridgeBank with a balance of $2.9 million as of June 30, 2014.

Capital Resources and Liquidity Outlook

We believe that cash generated from financing activities and operations, and our bank line of credit will be sufficient to fund the company’s working capital and capital expenditure needs for at least the next twelve months.

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The Loan Agreement has a 27 month term which expires on March 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings bear interest at BridgeBank’s prime plus 1.00%.  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial covenants.  The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank, which expired on December 31, 2013. As of June 30, 2014, the Company had an outstanding balance under the BridgeBank Loan Agreement of $2.9 million.

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

Commitments and Contingencies

As of June 30, 2014, we had an accrued contingent earnout liability of $1.0 million from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2016. Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.

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

During the nine months ended June 30, 2014 the carrying value of goodwill decreased by $626,000 due primarily to a reclassification to intangible assets as a result of a purchase price adjustment related to the acquisition of ElementsLocal completed in the prior fiscal year.

Accounting for Stock-Based Compensation

At June 30, 2014, we maintained one stock-based compensation plan and one employee stock purchase plan which are more fully described in Note 11 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2013.

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

As of June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2013.

Item 1A.	Risk Factors.

For additional risk factors other than the below please refer to our Annual Report on Form 10-K for the year ended September 30, 2013 filed with the Securities and Exchange Commission on December 20, 2013.

We will not be able to maintain our listing on the NASDAQ Capital Market if we are unable to satisfy NASDAQ’s minimum bid price requirements of $1.00 per share.

We are currently not in compliance with the requirements for listing on the NASDAQ Capital Market. We are required to meet certain financial criteria in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Because our stock traded below $1.00 per share for 30 consecutive business days, on May 28, 2014, the NASDAQ Capital Market notified us that we are no longer in compliance with Marketplace Rule 5550(a)(2). We were provided 180 calendar days, or until November 24, 2014, to regain compliance with the minimum closing bid price requirement. In accordance with Marketplace Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common stock meets or exceeds $1.00 per share for at least 10 consecutive business days.

If we are unable to demonstrate compliance by November 24, 2014, our shares of common stock will be subject to delisting. At that point, the NASDAQ staff will determine whether we meet the NASDAQ Capital Market initial listing criteria, except for the minimum bid price requirement. If NASDAQ determines that we meet the initial listing criteria, the NASDAQ staff will grant us an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the NASDAQ staff will provide written notice that our securities will be delisted from the NASDAQ Capital Market.

The delisting of our common stock could have a negative effect on the market price for our shares.

If our common stock is delisted from NASDAQ it may be traded on the OTCQX or the OTC Bulletin Board which may limit the market for our stock and affect our ability to raise capital.

We are currently not in compliance with the requirements for listing on the NASDAQ Capital Market. If our common stock is delisted from NASDAQ, we will apply to have our common stock quoted on the OTCQX, the world’s largest interdealer quotation system, which is operated by OTC Market Groups, Inc. Our stock may also be traded on the OTC Bulletin Board.

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

The following summarizes all sales of our unregistered securities during the quarter ended June 30, 2014. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

During the fiscal quarter ended June 30, 2014, we granted 45,000 stock options under our Amended and Restated Stock Incentive Plan at a weighted average exercise price of $0.92 per share.

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

Bridgeline Digital, Inc.
(Registrant)

August 14, 2014	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

August 14, 2014	/s/ Michael D. Prinn
Date	Michael D. Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.