Form 10-K
period 2014-09-30
Bridgeline Digital, Inc.
filed 2014-12-29
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $19,525,963 based on the closing price of $1.01 of the issuer’s common stock, par value $.001 per share, as reported by the NASDAQ Stock Market on March 31, 2014.

On December 12, 2014, there were 21,974,529 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2014 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended September 30, 2014, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital Market, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described herein and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

In fiscal 2012, Bridgeline Digital announced the release of iAPPSds (“distributed subscription”), a platform that empowers franchise and multi-unit organizations with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. In fiscal 2013, we acquired franchise web developer ElementsLocal, expanding Bridgeline Digital’s presence in the franchise market place.

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

The iAPPS Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

Summary of Fiscal 2014

Financial

●	Total subscription and perpetual license revenue increased 44% to $5.7 million in fiscal 2014 from $4.0 million in fiscal 2013.

●	Recurring revenue, which reflects amounts that are contractually due to Bridgeline, increased 33% to $6.9 million in fiscal 2014 from $5.2 million in fiscal 2013.

●	Total iAPPS related revenue increased 8% to $20.3 million in fiscal 2014 from $18.8 million in fiscal 2013.

●	Non-iAPPS related revenue decreased 40% in fiscal 2014 compared to fiscal 2013.

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

The iAPPSds platform was built specifically to support the needs of multi-unit organizations and franchises, Bridgeline's cloud-based platform allows companies to execute local marketing plans, follow SEO best practices, drive eCommerce initiatives, and measure results with actionable analytics.

The iAPPS suite of products includes:

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

●

iAPPSds is a web content management and eCommerce platform built specifically to support the needs of multi-unit organizations and franchises. iAPPSds deeply integrates content management, eCommerce, eMarketing, and web analytics and is a self-service web platform that is offered to each authorized franchise or multi-unit organization for a monthly subscription fee. iAPPSds acts as a control center for a large organization’s distributed websites enabling local content publishing that is managed through a workflow approval process that gives corporate marketing control of the brand and message. iAPPSds also supports responsive design that adapts to specific device screen sizes access a website, driving more positive user experiences and engagement. iAPPSds is a cloud based SaaS solution.

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

A large number of our customers engage Bridgeline to host and manage the mission critical web sites and web stores we develop.  Through our partnerships with Internap, a Tier 1 secured data center, we offer co-location services in state-of-the-art facilities.  We provide 24/7 application monitoring, emergency response, version control, load balancing, managed firewall security, and virus protection services.  We provide shared hosting, dedicated hosting, and SaaS hosting for our customers.

Sales and Marketing

Overview

Bridgeline employs a direct sales force to sell enterprise iAPPS engagements and each sale takes on average 180 days to complete.  Our direct sales force focuses its efforts selling to mid-sized and large companies. These companies are generally categorized in the following vertical markets: financial services, retail brand names, health services and life sciences, technology (software and hardware), and associations and foundations.

Bridgeline also employs a direct sales force to sell iAPPSds engagements to franchises and multi-unit organizations. Each sale in this vertical market takes on average approximately one year to complete.

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

New Customer Acquisition

We identify customers within our vertical expertise (financial services, franchise/dealer networks, retail brand names, health services and life sciences, high technology, and associations and foundations). Our business development professionals create an annual territory plan identifying various strategies to engage our target customers. These territory plans are evaluated and updated every 60 days.

Customer Retention Programs

We use digital marketing capabilities when marketing to our customer base. We make available via email and on our website Bridgeline authored Whitepapers, featured case studies, and/or Company related announcements to our customers on a bimonthly basis. We also host educational on-line webinars, face to face seminars and training.

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

There were no acquisitions during the fiscal year ended September 30, 2014 and one acquisition during the fiscal year ended September 30, 2013 as described below.

ElementsLocal

On August 1, 2013, we completed the acquisition of ElementsLocal, a California based developer of a SaaS website platform for the franchise marketplace. ElementsLocal has over 3,200 franchises on its web platform. We acquired all of the outstanding capital stock of ElementsLocal for consideration consisting of (i) $463 thousand in cash, (ii) $604 thousand in shares of Bridgeline Digital common stock (valued at $1.15 per share), (iii) assumption of $188 thousand of indebtedness and (iv) contingent consideration of up to $904 thousand in cash and $396 thousand in shares of Bridgeline Digital common stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving a certain quarterly revenue target during the period. The contingent common stock payable each earnout period is determined by dividing $33 thousand by the greater of: (i) the average closing price for Bridgline Digitial common stock for the 30 day trading period preceding the end of the earnout period, or (ii) $1.17.  To the extent that a quarterly revenue target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. ElementsLocals operating results are reflected in the condensed consolidated financial statements as of the acquisition date.

Research and Development

We have a strong commitment to research and development activities focusing on creating new products and innovations, product enhancements, and funding future market opportunities. In fiscal 2014 and 2013, research and development expenses were $2.4 million, or 10% of revenues, and $1.4 million, or 6% of revenues, respectively.

Employees

We have 135 employees worldwide as of September 30, 2014.  Substantially all of those employees are full time employees.

Customers

We primarily serve the following vertical markets that we believe have a history of investing in information technology enhancements and initiatives as follows:

●	Financial Services
●	Franchises/Multi-unit Organizations
●	Retail Brand Names
●	Health Services and Life Sciences
●	Technology (software and hardware)
●	Associations and Foundations

For the years ended September 30, 2014 and 2013, no customer generated more than 10% of our revenue. We will focus our efforts to engage with customers that are aligned with the Company's core competencies and will continue to proactively end engagements with a number of smaller hosting customers obtained through previous acquisitions.

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

We believe we compete adequately with others and we distinguish ourselves from our competitors in a number of ways:

●

We believe our competitors generally offer their web application software typically as a single point of entry type product (such as content management only, or commerce only) as compared to the deeply integrated approach as provided by the iAPPS platform.

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

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available upon request, on our website www.bridgeline.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Copies of the following are also available through our website on the “About Us - Investor Information” page under the caption “Governance” and are available in print to any shareholder who requests it:

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

If we are unable to manage our future growth efficiently, our business, liquidity, revenues and profitability may suffer.

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

We may also require additional funding to further expand our business. We currently have a borrowing facility with Bridge Bank from which we can borrow, and this line is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

We operate in a highly competitive marketplace and generally encounter intense competition to create and maintain demand for our services and to obtain service contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The market for our iAPPS platform (Content Manager, Analyzer, eCommerce, Marketier, Social) and web development services are competitive and rapidly changing.  Barriers to entry in such markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which may result in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

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

The average shares traded per day in fiscal 2014 was approximately 95,000 shares per day compared to approximately 50,000 for fiscal 2013. If our average trading volume of our common stock were to decrease it may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve either now or in the future.

The market price of our common stock is volatile which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this annual report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. During fiscal 2014, the closing price of our common stock as reported by NASDAQ fluctuated between $0.65 and $1.36.

We will not be able to maintain our listing on the NASDAQ Capital Market if we are unable to satisfy NASDAQ’s minimum bid price requirements of $1.00 per share.

We are currently not in compliance with the requirements for listing on the NASDAQ Capital Market. We are required to meet certain financial criteria in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Because our stock traded below $1.00 per share for 30 consecutive business days, on May 28, 2014, The Nasdaq Stock Market (“Nasdaq”) notified us that we were not in compliance with Marketplace Rule 5550(a)(2). We were provided 180 calendar days, or until November 24, 2014, to regain compliance with the minimum closing bid price requirement. On December 1, 2014, we were notified by Nasdaq that we are eligible for an additional 180 calendar day period, or until May 26, 2015 to regain compliance. If at any time during this additional time period the closing bid price of our stock price is at least $1.00 per share for a minimum of 10 consecutive business days, then we can regain compliance.

If we are unable to demonstrate compliance by May 26, 2015 then our shares of common stock will be subject to delisting. At that point, the Nasdaq staff will determine whether we meet the NASDAQ Capital Market initial listing criteria, except for the minimum bid price requirement. If NASDAQ determines that we meet the initial listing criteria, the NASDAQ staff will grant us an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the NASDAQ staff will provide written notice that our securities will be delisted from the NASDAQ Capital Market.

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

If our co-managed network operations center that houses our iAPPS SaaS environment and managed service hosting were to experience a disruption in service, our business and reputation could suffer.

We host our SaaS and managed hosting customers from our co-managed network operation center (“NOC”), which is operated by a third-party. While we have ownership control and have access to our servers and all of the components of our network operation center, we do not control the operation of the Tier-1 data facility. Our data facility lease expires in 2014 with an automatic renewal of one year. If upon renewal date our third-party provider does not provide commercially reasonable terms, we may be required to transfer our servers to a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2.   Properties.

The following table lists our offices, all of which are leased:

Geographic Location	Address	Size
Atlanta, Georgia	5555 Triangle Parkway Norcross, Georgia 30092	8,547 square feet, professional office space
Baltimore, Maryland	6711 Columbia Gateway Dr. Baltimore, Maryland 21046	4,925 square feet, Professional office space
Bangalore, India	Inner Ring Road Bangalore 560 052	14,302 square feet professional office space
Boston, Massachusetts	80 Blanchard Road Burlington, Massachusetts 01803	21,136 square feet, professional office space
Chicago, Illinois	30 N. LaSalle Street, 20th Floor Chicago, IL 60602	4,880 square feet, professional office space
Dallas, Texas	4975 Preston Park Boulevard, Suite 550 Plano, TX 75093	5,641 square feet, professional office space
Denver, Colorado	410 17th Street, Suite 600 Denver, CO 80202	5,993 square feet, professional office space
New York, New York	450 7th Avenue New York, NY 10123	5,582 square feet, professional office space
San Diego, California	6240 Cornerstone Suite 110 San Diego, CA 92121	2,560 square feet Professional office space
San Luis Obispo, California	3450 Broad Street San Luis Obispo, CA 93401	3,937 square feet Professional office space
Tampa, Florida	5325 Primrose Lake Circle Tampa, FL 33647	4,264 square feet Professional office space

Item 3.  Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those described below.

Bridgeline Digital, Inc vs. e.Magination Network, LLC and its principal owner, Daniel Roche.

In August 2010, Bridgeline initiated a lawsuit against e.Magination network, LLC and its principal owner, Daniel Roche, in the Federal District Court of Massachusetts.   On August 6, 2013 the parties entered into a settlement agreement pursuant to which Bridgeline agreed to pay Mr. Roche a total of $468 thousand, as well as the payment of previously earned contingent consideration which was accrued at the date of acquisition. This claim was settled in full during fiscal 2014.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Capital Market under the symbol BLIN.

Year Ended September 30, 2014	High	Low

Fourth Quarter	$0.93	$0.65
Third Quarter	$1.02	$0.76
Second Quarter	$1.36	$0.88
First Quarter	$1.16	$0.79

Year Ended September 30, 2013	High	Low

Fourth Quarter	$1.33	$1.00
Third Quarter	$1.30	$0.99
Second Quarter	$1.80	$1.25
First Quarter	$2.40	$1.20

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our shareholders in the near future. As of December 5, 2014, our common stock was held of record by approximately 1,486 shareholders. Most of the Company’s stock is held in street name through one or more nominees.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following summarizes all sales of our unregistered securities during the year ended September 30, 2014, other than sales of unregistered securities during the quarter ended March 31, 2014 that were previously disclosed on Form 8-K. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

During the year ended September 30, 2014, the Company granted 1,197,500 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.10 per share.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital Market, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls.  These and other risks are more fully described herein and in our other filings with the Securities and Exchange Commission.

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

In fiscal 2012, Bridgeline Digital announced the release of iAPPSds (“distributed subscription”), a platform that empowers franchise and multi-unit organizations with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. On August 1, 2013, we acquired franchise web developer ElementsLocal, expanding Bridgeline Digital’s presence in the franchise market place.

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

Sales and Marketing

Bridgeline employs a direct sales force and each sale takes on average 180 days to complete.  Each franchise/multi-unit organization sale takes on average 365 days to complete. Our direct sales force focuses its efforts selling to medium-sized and large companies. These companies are generally categorized in the following vertical markets: (i) financial services; (ii) franchises/multi-unit organizations; (iii) retail brand names; (iv) health services and life sciences; (v) technology (software and hardware); and (vi) associations and foundations. We have ten geographic locations in the United States with full-time professional direct sales personnel.

We have business development professionals dedicated to identifying and establishing strategic alliances for iAPPS and iAPPSds. In 2012, Bridgeline announced a strategic alliance with UPS Logistics. Bridgeline and UPS Logistics signed a multi-year agreement to offer B2B and B2C eCommerce web stores with an end-to-end eCommerce offering comprised of Bridgeline’s eCommerce Fulfilled™ solution and UPS Logistics and fulfillment services. The combined Bridgeline and UPS Logistics offering provides customers with the ability to manage the eCommerce and supply chain fulfillment needs and was designed to benefit mid-market and larger online web stores who seek end to end solutions. Also, in 2012, we signed a multi-year agreement with The UPS Stores, a national franchise network of over 4,300 locations who license the iAPPS ds platform.

In 2013, we signed a multi-year agreement with a national provider of outsourced sales services with over 300 locations. We also added national brand names such as Sport Clips®, Glass Doctor® and Maaco® to our list of franchise customers via the ElementsLocal acquisition. In 2014, we signed two more national multi-unit organizations expanding the iAPPSds footprint to potentially thousands more customers.

We continue to pursue significant strategic alliances that will enhance the sales and distribution opportunities of iAPPS related intellectual property.

Acquisitions

Bridgeline will continue to evaluate expanding its distribution of iAPPS and its interactive development capabilities through acquisitions.

During the fiscal year ended September 30, 2013, we completed one acquisition. On August 1, 2013, we completed the acquisition of ElementsLocal, a California based developer of an online SaaS platform for the franchise marketplace. ElementsLocal had over 3,200 franchises on its platform.

The operating results of ElementsLocal is reflected in the condensed consolidated financial statements as of the acquisition date.

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

Customer Information

We currently have approximately 2,500 active customers. For the years ended September 30, 2014 and 2013, no one customer represented 10% or more of the Company’s total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2014 (“fiscal 2014”) decreased to $23.7 million from $24.5 million for the fiscal year ended September 30, 2013 (“fiscal 2013”).   Loss from operations for fiscal 2014 was ($5.2) million compared with loss from operations of ($3.2) million for fiscal 2013.  We had a net loss for fiscal 2014 of ($6.2) million compared with a net loss of ($3.6) million for fiscal 2013.  Loss per share for fiscal 2014 was ($0.32) compared with loss per share of ($0.23) for fiscal 2013.

Summary of Fiscal 2014

Financial

●	Total subscription and perpetual license revenue increased 44% to $5.7 million in fiscal 2014 from $4.0 million in fiscal 2013.

●	Recurring revenue, which reflects amounts that are contractually due to Bridgeline, increased 33% to $6.9 million in fiscal 2014 from $5.2 million in fiscal 2013.

●	Total iAPPS related revenue increased 8% to $20.3 million in fiscal 2014 from $18.8 million in fiscal 2013.

●	Non-iAPPS related revenue decreased 40% in fiscal 2014 compared to fiscal 2013.

RESULTS OF OPERATIONS

	Year Ended September 30,
(dollars in thousands)			$	%
	2014	2013	Change	Change

Revenue
Digital engagement services
iAPPS digital engagement services	$14,308	$14,733	$(425)	(3%)
% of total revenue	60%	60%
Other digital engagement services	2,061	3,852	(1,791)	(46%)
% of total revenue	9%	16%
Subtotal digital engagement services	16,369	18,585	(2,216)	(12%)
% of total revenue	69%	76%
Subscription and perpetual licenses	5,749	4,000	1,749	44%
% of total revenue	24%	16%
Managed service hosting	1,619	1,921	(302)	(16%)
% of total revenue	7%	8%
Total revenue	23,737	24,506	(769)	(3%)

Cost of revenue

Digital engagement services
iAPPS digital engagement cost	9,071	7,808	1,263	16%
% of iAPPS digital engagement revenue	63%	53%
Other digital engagement cost	1,160	2,306	(1,146)	(50%)
% of other digital engagement revenue	56%	60%
Subtotal digital engagement services	10,231	10,114	117	1%
% of digital engagement services revenue	63%	54%
Subscription and perpetual licenses	1,694	1,107	587	53%
% of subscription and perpetual licenses revenue	29%	28%
Managed service hosting	280	317	(37)	(12%)
% of managed service hosting	17%	17%
Total cost of revenue	12,205	11,538	667	6%
Gross profit	11,532	12,968	(1,436)	(11%)
Gross profit margin	49%	53%

Operating expenses
Sales and marketing	7,988	8,593	(605)	(7%)
% of total revenue	34%	35%
General and administrative	4,392	4,474	(82)	(2%)
% of total revenue	19%	18%
Research and development	2,386	1,365	1,021	75%
% of total revenue	10%	6%
Depreciation and amortization	1,999	1,690	309	18%
% of total revenue	8%	7%
Total operating expenses	16,765	16,122	643	4%
% of total revenue	71%	66%

Loss from operations	(5,233)	(3,154)	(2,079)	66%
Interest expense, net	(739)	(273)	(466)	171%
Loss before income taxes	(5,972)	(3,427)	(2,545)	74%
Provision for income taxes	243	171	72	42%
Net loss	$(6,215)	$(3,598)	$(2,617)	73%

Non-GAAP Measure
Adjusted EBITDA	$(2,241)	$(712)	$(1,529)	215%

Revenue

Our revenue is derived from three sources: (i) digital engagement services; (ii) subscription and perpetual licenses; and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement services and other digital engagement services generated from non-iAPPS related engagements. Total revenue from digital engagement services decreased $2.2 million, or 12% to $16.4 million in fiscal 2014 from $18.6 million in fiscal 2013. The decrease in digital engagement services revenue compared to the prior period is due to an expected decrease in non-iAPPS digital engagement services revenues of $1.8 million, or 46% in fiscal 2014, when compared to fiscal 2013. Revenue from iAPPS related digital engagement services decreased $425 thousand, or 3% to $14.3 million compared to fiscal 2013. The decrease is attributable to an increase in iAPPSds related service revenues at lower margins as we expand this newer product line.

Digital engagement services revenue as a percentage of total revenue decreased to 69% in fiscal 2014 from 76% in fiscal 2013.  The decrease is attributable to an increase in iAPPS license related revenue of 44% compared to prior year.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $1.7 million, or 44%, to $5.7 million in fiscal 2014 from $4.0 million in fiscal 2013.  Subscription and perpetual license revenue as a percentage of total revenue increased to 24% in fiscal 2014 from 16% in fiscal 2013.

The increases are due primarily to a higher amount of subscription license revenues from our iAPPSds product for multi-unit organizations and the franchise industry, annual maintenance renewals, and incremental SaaS license revenue from our acquisition of ElementsLocal (acquired in the fourth quarter of fiscal 2013).

Managed Service Hosting

Revenue from managed service hosting decreased $302 thousand, or 16%, to $1.6 million in fiscal 2014 from $1.9 million in fiscal 2013.  The decreases are due to the ending of engagements with smaller hosting customers obtained through previous acquisitions. Managed services revenue as a percentage of total revenue was 7% in fiscal 2014 down from 8% in fiscal 2013.

The decreases are due to our efforts to engage with customers that are aligned with our core competencies and proactively end engagements with a number of smaller hosting customers obtained through previous acquisitions.

Cost of Revenue

Total cost of revenue for the fiscal year ended September 30, 2014 increased $667 thousand, or 6%, to $12.2 million from $11.5 million in fiscal 2013.

Cost of Digital Engagement Services

Cost of digital engagement services increased $117 thousand, or 1%, compared to fiscal 2013.  The cost of total digital engagement services as a percentage of total digital engagement services revenue increased to 63% from 54% in fiscal 2013.

Cost of iAPPS digital engagement services increased $1.3 million, or 16%, to $9.1 million in fiscal 2014 from $7.8 million in fiscal 2013. Cost of iAPPS digital engagement services as a percentage of iAPPS digital engagement revenue increased to 63% from 53%. The increase is attributable to an increase in iAPPSds related service revenues at lower margins as we expand this newer product line.

Cost of other digital engagement services for fiscal 2014 decreased $1.1 million to $1.2 million in fiscal 2014, a decrease of 50% when compared to fiscal 2013. The decrease is due to reducing costs in line with non-iAPPS revenue decrease of 46%. The cost of other digital engagement services as a percentage of other digital enagagement service revenue decreased to 56% in fiscal 2014 from 60% in fiscal 2013.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $587 thousand or 53% to $1.7 million in fiscal 2014 compared to $1.1 million in fiscal 2013.  The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 29% in fiscal 2014 from 28% in fiscal 2013.

The increases are primarily due to costs to support our network operations center, amortization of software costs associated with the development of our iAPPS product, and incremental costs associated with the acquisition of ElementsLocal for a full year in fiscal 2014 compared to two months for fiscal 2013. These costs help support a 44% increase in subscription and perpetual license revenue in fiscal 2014.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $37 thousand or 12% in fiscal 2014 to $280 thousand compared to $317 thousand in fiscal 2013. The decrease in the amount of managed service hosting costs is due to efforts to streamline costs by ending engagements with non-iAPPS related customers, and our continued investments in our co-managed network operation center to support our core iAPPS customer base. This decrease was due to managed service hosting revenue from low margin hosting customers decreasing faster than the addition of new, iAPPS related managed service hosting agreements for perpetual licenses. The cost of managed services as a percentage of managed services revenue was 17% for both periods.

Gross Profit

Gross profit decreased $1.4 million, or 11% in fiscal 2014 to $11.5 million compared to $13.0 million in fiscal 2013.  The decrease is primarily attributable to the decrease in non-iAPPS related digital engagement revenue of 46%, as well as the iAPPSds engagements sold at lower margins due to the ramp up of this product line.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $605 thousand, or 7% to $8.0 million in fiscal 2014 from $8.6 million in fiscal 2013.   Sales and marketing expense as a percentage of total revenue decreased to 34% in fiscal 2014 compared to 35% in fiscal 2013. The decreases are primarily attributable to decreases in compensation related expenses.

General and Administrative Expenses

General and administrative expenses decreased $82 thousand, or 2% to $4.4 million in fiscal 2014 from $4.5 million in fiscal 2013.  The decrease is attributable to decreases in compensation and legal expenses. General and administrative expense as a percentage of revenue increased to 19% compared to 18% in fiscal 2013. The increase is due to fixed administrative costs required to support the revenue base.

Research and Development

Research and development expense increased by $1.0 million, or 75% to $2.4 million in fiscal 2014 from $1.4 million in fiscal 2013. Research and development expense as a percentage of total revenue increased to 10% in fiscal 2014 compared to 6% in fiscal 2013.

The increases are due to $486 thousand less in capitalized software development costs, as costs capitalized were $154 thousand and $640 thousand for fiscal 2014 and 2013, respectively. We capitalize development costs once technological feasibility has been established. Also, contributing to the increase in research and development costs are increases in compensation costs for additional headcount to support the expansion of the iAPPSds platform.

Depreciation and Amortization

Depreciation and amortization expense increased by $309 thousand, or 18% to $2.0 million in fiscal 2014 from $1.7 million in fiscal 2013. This increase is primarily attributable to additional depreciation expense related to investments made in our co-managed network operation center. Depreciation and amortization as a percentage of total revenue increased to 8% in fiscal 2014 from 7% in fiscal 2013.

Loss from Operations

The loss from operations was ($5.2) million for fiscal 2014 compared to a loss from operations of ($3.2) million for fiscal 2013.  The increase in loss from operations is a result of the decrease in non-iAPPS related digital engagement services revenue and increases in research and development expenses for development of future products and enhancements.

Provision for Income Taxes

The provision for income tax expense was $243 thousand for fiscal 2014 compared to $171 thousand for fiscal 2013. The increase was attributable to non-deductible foreign withholding taxes. Income tax expense represents the estimated liability for Federal, state and foreign income taxes owed by the Company, including the alternative minimum tax.  This increase is due to deferred tax liabilities related to indefinite lived, tax deductible assets from two previous acquisitions. The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets at September 30, 2014 and 2013.

The Federal net operating loss (NOL) carryforward of approximately $13.0 million as of September 30, 2014 expires on various dates through 2034. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

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

The following table reconciles net loss (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

	Year Ended September 30,
	2014	2013
Net loss	$(6,215)	$(3,598)
Provision for income taxes	243	171
Interest expense, net	739	273
Amortization of intangible assets	655	511
Depreciation	1,282	1,179
EBITDA	(3,296)	(1,464)
Other amortization	549	314
Stock-based compensation	506	438
Adjusted EBITDA	$(2,241)	$(712)

Adjusted EBITDA was ($2.2) million for fiscal 2014 compared with ($712) thousand for fiscal 2013. This was due to the decrease in non-iAPPS related digital engagement revenue compared to fiscal 2013.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $3.8 million for fiscal 2014, compared to cash used in operating activities of $77 thousand for fiscal 2013.  This decrease in cash from operating activities is primarily attributable to higher net loss for fiscal 2014 and decreases in accounts payables and accrued liabilities.

Investing Activities

Cash used in investing activities was $1.1 million for fiscal 2014 compared to $2.3 million for fiscal 2013.  The decrease was primarily due to less purchases of capital equipment in fiscal 2014 than fiscal 2013 and less software development costs capitalized in fiscal 2014. Also contributing to the decrease in funds used for investing was a decrease in acquisition costs, as there were no acquisitions in fiscal 2014.

Financing Activities

Cash provided by financing activities was $3.6 million for fiscal 2014 compared with $3.0 million for fiscal 2013.  The increase was due to the net proceeds from the sale of common stock and net borrowings on our line of credit.  At September 30, 2014, the Company had an outstanding balance under its credit line with BridgeBank of $2.9 million and a short term loan of $1.0 million payable in full in October 2014.

Capital Resources and Liquidity Outlook

In December 2013, we entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank (“SVB”), which expired on December 31, 2013. (See below) The Loan Agreement has a 27 month term which expires on March 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. We can borrow up to $1.0 million in out of formula borrowings for specified periods of time. Borrowings bear interest at BridgeBank’s prime plus 1.00%.  We pay an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. We are also required to comply with certain financial and reporting covenants including an Asset Coverage Ratio. As of September 30, 2014, we had an outstanding balance under the BridgeBank Loan Agreement of $2.9 million. We were in compliance with all reporting covenants for the period ended September 30, 2014, except for certain financial covenants, for which we obtained a waiver from BridgeBank. In December 2014, we amended the BridgeBank Loan Agreement which granted us a waiver for the covenants that we were not in compliance with and also modified the covenants prospectively. This amendment also added a personal guarantee from a stockholder/director for the out of formula borrowings up to $1.0 million.

On September 30, 2013, we entered into a Note Purchase Agreement (the "Purchase Agreement") with accredited investors pursuant to which Bridgeline Digital sold an aggregate of $2.0 million of 10% secured subordinated convertible notes (the "Notes"). The gross proceeds to Bridgeline Digital at the closing of this private placement were $2.0 million. The Notes accrue interest at a rate of ten percent (10%) per annum and mature on September 30, 2016. Interest on the Notes is payable quarterly in cash. The Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $1.30 per share at any time prior to the maturity date, provided that no holder may convert the Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion.

On November 6, 2013, we entered into an amendment (the "Amendment") to the Purchase Agreement by and among Bridgeline Digital and the accredited investors’ party thereto. The Amendment increased the aggregate amount of 10% secured subordinated convertible notes (the "New Notes") able to be sold by Bridgeline Digital to $3.0 million. On November 6, 2013, Bridgeline Digital sold an additional $1.0 million of New Notes (the "Second Closing"). The gross proceeds to Bridgeline Digital at the Second Closing of this private placement were $1.0 million. The Notes accrue interest at a rate of ten percent (10%) per annum and mature on November 6, 2016. Interest on the Notes is payable quarterly in cash. The Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $1.30 per share at any time prior to the maturity date, provided that no holder may convert the Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion.

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

In May 2012, we assumed two Promissory Notes in connection with the acquisition of MarketNet, Inc. The first Promissory Note in the amount of $63 thousand matured in May 2014 and was paid in full. The second Promissory Note in the amount of $80 thousand is payable in twelve equal installments of $7 thousand, including interest accrued at 5%, and matures in May 2015. The balance due on this Promissory Note as of September 30, 2014 is $21 thousand.

On October 27, 2014, we sold 200,000 shares of convertible preferred stock (the “Preferred Stock”) at a purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. Net proceeds to the Company after offering expenses were approximately $1.8 million. Each share of Preferred Stock will be convertible into shares of common stock at a conversion price of $0.65 per share. Cumulative dividends are payable in cash quarterly at a rate of 6% per year. If we do not pay the dividends in cash, then we may pay dividends in any quarter by delivery of additional shares of Preferred Stock (“PIK Election”). If we make the PIK Election with respect to the dividend payable, it shall deliver a number of shares of Preferred Stock equal to (A) the aggregate dividend payable to such holder as of the end of the quarter divided by (B) the lesser of (x) the then effective Conversion Price or (y) the average VWAP for the five (5) consecutive Trading Days prior to such dividend payment date. If, after two years, any Preferred Stock are outstanding the cash dividend rate will increase to 12.0% per year. We shall have the right to force conversion of the Preferred Stock into shares of Common Stock at any time after the Common Stock trades in excess of $1.30 per share. The Preferred Shares shall vote with the Common an as converted basis.

We believe that cash generated from operations and proceeds from the bank line of credit, the sale of common stock and sale of preferred stock will be sufficient to fund the Company’s working capital and capital expenditure needs in the foreseeable future. However, we currently have a borrowing facility with Bridge Bank from which we can borrow, and this line is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Contractual Obligations

We lease our facilities in the United States and India.  Other contractual obligations include: (i) certain equipment acquired under capitalized lease agreements; (ii) a subordinated promissory note with a balance due of $21 thousand which matures in 2015; (iii) contingent earnouts in the amount of $868 thousand payable in cash on the achievement of revenue and earnings targets; (iv) a short term bank loan of $1.0 million due in October 2014; and (v) subordinated convertible debt of $3.0 million due in 2016.

The following summarizes our contractual obligations:

	For the Year Ending September 30,
(in thousands)	2015	2016	2017	2018	2019 and thereafter	Total
Payment obligations by year
Line of credit	$-	$2,938	$-	$-	$-	$2,938
Subordinated convertible debt	-	2,000	1,000	-	-	3,000
Short term bank loan (a)	1,000	-	-	-	-	1,000
Subordinated promissory notes	21	-	-	-	-	21
Capital leases	364	247	-	-	-	611
Operating leases (b)	1,342	1,265	999	905	504	5,015
Contingent acquisition payments (c)	487	301	80	-	-	868

Total	$3,214	$6,751	$2,079	$905	$504	$13,453

(a)	Paid in full in October 2014.
(b)	Net of sublease income.
(c)

The contingent acquisition payments are maximum potential earn-out consideration payable to former owners of acquired companies.  Amounts actually paid may be less. Contingent acquisition payments do not include $0.6 million of potential common stock issuable upon achievement of certain revenue and earnings targets.

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

We maintain a reseller channel to supplement our direct sales force for our iAPPS platform.  Resellers are generally located in territories where we do not have a direct sales force.  Customers generally sign a license agreement directly with us. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

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

Customer Payment Terms

Payment terms with customers typically require payment 30 days from invoice date. Payment terms may vary by customer but generally do not exceed 45 days from invoice date.  Invoicing for digital engagement services are either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoicing for subscriptions and hosting are typically issued monthly and are generally due in the month of service. The Company’s subscription and hosting agreements provide for refunds when service is interrupted for an extended period of time and are reserved for in the month in which they occur if necessary.

Our digital engagement services agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise a concern over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

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

For fiscal 2014, we performed the annual assessment of our goodwill during the fourth quarter of 2014, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) Positive access to capital with two recent stock offerings totaling $5 million in capital; (ii) Positive market acceptance of our multi-unit products; and (iii) Fair market value of Company is in excess of book value.

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

Accounting for Stock-Based Compensation

At September 30, 2014, we maintained one stock-based compensation plan more fully described in Note 12.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Bridgeline Digital, Inc.

Burlington, MA.:

We have audited the consolidated balance sheets of Bridgeline Digital, Inc., and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgeline Digital, Inc. as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

December 29, 2014

Boston, Massachusetts

BRIDGELINE DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$1,256	$2,830
Accounts receivable and unbilled receivables, net	3,342	3,194
Prepaid expenses and other current assets	747	963
Total current assets	5,345	6,987
Equipment and improvements, net	2,175	3,065
Intangible assets, net	1,582	1,517
Goodwill	23,141	23,777
Other assets	1,317	1,631
Total assets	$33,560	$36,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,126	$1,746
Accrued liabilities	957	1,093
Accrued earnouts, current	487	561
Debt, current, net of unamortized debt discount	985	1,165
Capital lease obligations, current	364	397
Deferred revenue	1,990	1,960
Total current liabilities	5,909	6,922
Accrued earnouts, net of current portion	381	950
Debt, net of current portion, net of unamortized debt discount	5,935	4,725
Capital lease obligations, net of current portion	247	544
Other long term liabilities	1,155	1,088
Total liabilities	13,627	14,229

Commitments and contingencies (See note 11)

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 21,942,912 and 18,313,765 shares issued and outstanding, respectively	22	18
Additional paid-in capital	47,773	44,206
Accumulated deficit	(27,529)	(21,314)
Accumulated other comprehensive loss	(333)	(162)
Total stockholders’ equity	19,933	22,748
Total liabilities and stockholders’ equity	$33,560	$36,977

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years Ended September 30,
	2014	2013
Revenue:
Digital engagement services	$16,369	$18,585
Subscription and perpetual licenses	5,749	4,000
Managed service hosting	1,619	1,921
Total revenue	23,737	24,506
Cost of revenue:
Digital engagement services	10,231	10,114
Subscription and perpetual licenses	1,694	1,107
Managed service hosting	280	317
Total cost of revenue	12,205	11,538
Gross profit	11,532	12,968
Operating expenses:
Sales and marketing	7,988	8,593
General and administrative	4,392	4,474
Research and development	2,386	1,365
Depreciation and amortization	1,999	1,690
Impairment of intangible asset	-	-
Total operating expenses	16,765	16,122
Loss from operations	(5,233)	(3,154)
Interest expense, net	(712)	(273)
Other expense, net	(27)	-
Loss before income taxes	(5,972)	(3,427)
Provison for income taxes	243	171
Net loss	$(6,215)	$(3,598)

Net loss per share:
Basic and diluted	$(0.32)	$(0.23)
Number of weighted average shares:
Basic and diluted	19,689,930	15,558,244

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Year Ended September 30,
	2014	2013
Net Loss	$(6,215)	$(3,598)

Other Comprehensive Gain(Loss): Net change in foreign currency translation adjustment	(171)	14
Comprehensive loss	$(6,386)	$(3,584)

 The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at September 30, 2012	15,209,038	$15	$40,847	$(17,716)	$(176)	$22,970
Issuance of common stock	2,300,000	3	2,044	-	-	2,047
Stock-based compensation	-	-	438	-	-	438
Issuance of common stock - ESPP	56,112	-	74	-	-	74
Issuance of common stock - Warrants	22,599	-	-	-	-	-
Issuance of common stock - acquisition	526,438	-	995	-	-	995
Decrease in estimate of contingent shares that will be earned from a prior acquisition	-	-	(354)	-	-	(354)
Exercise of stock options	199,578	-	162	-	-	162
Net loss	-	-	-	(3,598)	-	(3,598)
Foreign currency translation adjustment	-	-	-	-	14	14
Balance at September 30, 2013	18,313,765	18	44,206	(21,314)	(162)	22,748
Issuance of common stock	3,200,000	3	2,743	-	-	2,746
Stock-based compensation	-	-	449	-	-	449
Issuance of common stock - ESPP	26,548	-	22	-	-	22
Issuance of common stock - Contingent shares	84,615	-	-	-	-	-
Issuance of common stock - Restricted shares	56,898	-	66	-	-	66
Exercise of stock options	261,086	1	215	-	-	216
Fair value of warrants issued	-	-	72	-	-	72
Net loss	-	-	-	(6,215)	-	(6,215)
Foreign currency translation adjustment	-	-	-	-	(171)	(171)
Balance at September 30, 2014	21,942,912	$22	$47,773	$(27,529)	$(333)	$19,933

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,215)	$(3,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in deferred taxes	219	102
Amortization of intangible assets	655	511
Depreciation	1,282	1,179
Other amortization	549	314
Stock-based compensation	506	437
Adjustments to accrued earnouts	(9)	(507)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	(162)	886
Prepaid expenses and other assets	899	160
Accounts payable and accrued liabilities	(1,414)	(192)
Deferred revenue	(6)	729
Other liabilities	(152)	(98)
Total adjustments	2,367	3,521
Net cash used in operating activities	(3,848)	(77)
Cash flows from investing activities:
Equipment and improvements	(304)	(545)
Software development capitalization costs/other intangibles	(164)	(814)
Acquisitions, net of cash acquired	-	(364)
Contingent acquisition payments	(644)	(531)
Net cash used in investing activities	(1,112)	(2,254)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	2,756	2,044
Proceeds from exercise of employee stock options	215	162
Proceeds from employee stock purchase plan	22	74
Proceeds from convertible debt, net of issuance costs	913	1,790
Borrowings from bank line of credit	2,046	1,092
Payments on term loan	-	(620)
Payments on bank line of credit	(1,884)	(769)
Payments on acquired debt	(42)	(188)
Payments on subordinated promissory notes	(51)	(225)
Principal payments on capital leases	(418)	(339)
Net cash provided by financing activities	3,557	3,021
Effect of exchange rate changes on cash and cash equivalents	(171)	14
Net (decrease) increase in cash and cash equivalents	(1,574)	704
Cash and cash equivalents at beginning of period	2,830	2,126
Cash and cash equivalents at end of period	$1,256	$2,830
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$245	$273
Income taxes	$57	$53
Non cash activities:
Equipment and other assets included in accounts payable	-	$50
Equipment purchased under capital leases	$88	$855
Accrued contingent consideration (earnouts)	$-	$906
Common stock issued in connection with acquisition	$-	$604

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

In fiscal 2012, Bridgeline Digital announced the release of iAPPSds (“distributed subscription”), a platform that empowers franchise and multi-unit organizations with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. On August 1, 2013, we acquired franchise web developer ElementsLocal, expanding Bridgeline Digital’s presence in the franchise market place.

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

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund acquisitions to broaden our geographic footprint, develop new products, and build infrastructure, while also ramping down a lower margin services model. The Company is currently working on reducing operating expenses. The Company’s management believes it will have an appropriate cost structure for its anticipated sales in the second half of fiscal 2015. Management believes that operating expenses will be reduced to the point where the Company can drive positive Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and stock-based compensation charges). As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. However, there can be no assurance that the anticipated sales level will be achieved. The Company also maintains a bank financing agreement which provides for up to $5 million of revolving credit advances. Borrowing is limited to the lesser of the $5 million or 80% of eligible receivables. Additionally, the Company can borrow up to $1 million in out of formula borrowings, which are further guaranteed by a director/shareholder of the Company.

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

The Company extends credit to customers on an unsecured basis in the normal course of business.  Management performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit when deemed necessary.  Accounts receivable are carried at original invoice less an estimate for doubtful accounts based on a review of all outstanding amounts. The Company did not have any customers that contributed greater than 10% of revenue for the fiscal years ended September 30, 2014 (“fiscal 2014) and 2013 (“fiscal 2013”), respectively.

The Company has no significant off-balance sheets risks such as foreign exchange contracts, interest rate swaps, option contracts or other foreign hedging agreements.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. For all customers, the Company recognizes allowances for doubtful accounts based on the length of time that the receivables are past due, current business environment and its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The Company did not have any customers that had an accounts receivable balance of greater than 10% of total accounts receivable at September 30, 2014 and 2013.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Revenue Recognition

Overview

The Company enters into arrangements to sell digital engagement services (professional services), software licenses or combinations thereof.  Revenue is categorized into: (i) Digital engagement Services; (ii) Subscriptions and Perpetual Licenses; and (iii) Managed Service Hosting.

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

The Company maintains a reseller channel to supplement our direct sales force for our iAPPS platform. Resellers are generally located in territories where the Company does not have a direct sales force.  Customers generally sign a license agreement directly with the Company. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

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

In accordance with Revenue Recognition: Multiple-Deliverable Revenue Arrangements, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met (1) the delivered item has value to the customer on a standalone basis and (2) for an arrangement that includes a right of return relative to the delivered item, delivery or performance of the delivered item is considered probable and within our control. If the deliverables do not meet the criteria for being a separate unit of accounting then they are combined with a deliverable that does meet that criterion. The accounting guidance also requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The accounting guidance also establishes a selling price hierarchy for determining the selling price of a deliverable. We determine selling price using VSOE, if it exists; otherwise, we use Third-party Evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, we use Estimated Selling Price (“ESP”).

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

When the Company licenses its software on a perpetual basis in a multiple element arrangement those arrangements typically includes PCS and application development services. In assessing the hierarchy of relative selling price for PCS, we have determined that VSOE is established for PCS. VSOE for PCS is based on the price of PCS when sold separately, which has been established via annual renewal rates. Similarly, when the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes managed service hosting (“hosting”), we have determined that VSOE is established for hosting based on the price of the hosting when sold separately, which has been established based on renewal rates of the hosting contract. Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis. The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with ASC Topic 605-985, when perpetual licenses are sold in multiple element arrangements including application development services where VSOE for the services has not been established, the license revenue is deferred and recognized using contract accounting. The Company has determined that services are not essential to the functionality of the software and it has the ability to make estimates necessary to apply proportional performance method. In those cases where perpetual licenses are sold in a multiple element arrangement that includes application development services where VSOE for the services has been established, the license revenue is recognized under the residual method and the application services are recognized upon delivery.

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

The Company's digital engagement services agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise concerns over delivered services, the Company has endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented. The Company’s subscription and hosting agreements provide for refunds when service is interrupted for an extended period of time and are reserved for in the month in which they occur if necessary.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements.  The Company capitalized $164 and $814 of costs in fiscal 2014 and fiscal 2013, respectively.

Intangible Assets

All intangible assets have finite lives and are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method as follows:

Description	Estimated Useful Life (in years)
Developed and core technology	3
Non-compete agreements	3 - 6
Customer relationships	5 - 6
Trademarks and trade names	1 - 10

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

For fiscal 2014 we performed the annual assessment of our goodwill during the fourth quarter of 2014, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) Positive access to capital with two recent stock offerings totaling $5 million in capital; (ii) Positive market acceptance of our multi-unit products; and (iii) Fair market value of Company is in excess of book value.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

For fiscal 2013 we performed the annual assessment of our goodwill during the fourth quarter of 2013, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair values of any of our reporting units were less than their carrying amounts, and therefore it was not necessary to perform the quantitative two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) our stock price of $1.10 as of September 30, 2013 did not materially change from the stock price of $1.20 of September 30, 2012; (ii) the successful launch of iAPPSds in 2012 with our first iAPPSds customer, a franchisor with over 4,000 locations, and (iii) our strategic acquisition of ElementsLocal in fiscal 2013, has improved predictability of our forecasts by increasing contractually recurring revenue; and (iii) inputs from recent transactions within the technology sector, such as revenue multiples used to value transactions, have either remained steady since the fiscal 2011 assessment.

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

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. To the extent that the undiscounted future cashflows are less than the carrying value, the fair value of the asset is determined and impairment is recognized. If such fair value is less than the current carrying value, the asset is written down to the estimated fair value. There were no impairments in fiscal 2014 or 2013.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and debt. Estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of September 30, 2014 and September 30, 2013 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of September 30, 2014 and September 30, 2013 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

Fair Value Measurements

For fair value measurements, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The use of market-based information over entity specific information is also prioritized and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under the Codification gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment it operates or the reporting currency of the Company, the U.S. dollar.  The Company has determined that the functional currency of its Indian subsidiary is the Rupee.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recorded as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net gains(losses) for fiscal 2014 and 2013 were $(171) and $14, respectively.  Translation gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

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

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $768 and $808 for fiscal 2014 and 2013, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan allowing all full-time employees who meet prescribed service requirements to participate. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2014 or fiscal 2013.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	September 30,
	2014	2013
Accounts receivable	$3,303	$3,188
Unbilled receivables	229	111
Subtotal	3,532	3,299
Allowance for doubtful accounts	(190)	(105)
Accounts receivable and unbilled receivables, net	$3,342	$3,194

4.   Equipment and Improvements

Equipment and improvements consists of the following:

	September 30,
	2014	2013
Furniture and fixtures	$1,480	$1,521
Purchased software	1,037	973
Computers and equipment	4,307	4,143
Leasehold improvements	1,756	1,828
Total cost	8,580	8,465
Less accumulated depreciation	(6,405)	(5,400)
Equipment and improvements, net	$2,175	$3,065

Depreciation and amortization on the above assets was $1.3 million and $1.2 million in fiscal 2014 and 2013, respectively.

5. Acquisitions

On August 1, 2013, the Company completed the acquisition of Transformational Technologies, Inc (“ElementsLocal”), a California based developer of an online SaaS platform for the franchise marketplace. The Company acquired all of the outstanding capital stock of ElementsLocal for consideration consisting of (i) $463 in cash; (ii) $604 in shares of Bridgeline Digital common stock (valued at $1.15 per share); (iii) assumption of $188 of indebtedness; and (iv) contingent consideration of up to $904 in cash and $396 in shares of Bridgeline Digital common stock. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving a certain quarterly revenue target during the period. The contingent common stock payable each earnout period is determined by dividing $33 by the greater of: (i) the average closing price for Bridgline Digital common stock for the 30 day trading period preceding the end of the earnout period; or (ii) $1.17. To the extent that a quarterly revenue target is not met in a particular quarter, the earn-out period will be extended for up to four additional quarters. The Company is required to assess the probability of the acquired business achieving the contingent cash and stock payments which requires management to make estimates and judgments based on forecasts of future performance. ElementsLocal’s operating results are reflected in the Company’s condensed consolidated financial statements as of the acquisition date. As of September 30, 2014, the stockholders of ElementsLocal achieved each scheduled earnout for the periods presented.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The estimated fair value of net assets acquired from the acquisition of ElementsLocal are summarized as follows:

Net assets acquired:	Amount
Cash	$100
Accounts Receivable, net	139
Other Assets	-
Fixed Assets	-
Intangible Assets	1,310
Goodwill	1,186
Total Assets	2,735
Current Liabilities	368
Liabilities, net of current	-
Total liabilities assumed	368
Net assets acquired:	$2,367

Purchase Price:
Cash Paid	$463
Common stock issued	604
Contingent earnouts - payable in cash	904
Contingent earnouts - payable in common stock	396
$2,367

As part of the ElementsLocal acquisition $1.3 million was allocated to intangible assets; $1.1 million of which was allocated to customer relationships, $220 was allocated to a non-compete agreement, and $20 was allocated to trademarks with an average useful life of seven, five and two years, respectively. The goodwill recorded as a result of the ElementsLocal acquisition is nondeductible for tax purposes.

The following unaudited pro forma financial information reflects the combined results of operations for Bridgeline for the fiscal 2013. This information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of the period, and is not necessarily indicative of the results which may be obtained in the future:

Total revenue	$26,175
Net loss	(3,566)
Net loss per share
Basic and diluted	$(0.22)
Number of weighted average shares
Basic and diluted	16,067,455

 6.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of September 30, 2014 and 2013 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of September 30, 2014 and 2013 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2014 and 2013 are as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	$-	$-	$868	$868
Warrant liability	-	-	39	39
Total Liabilities	$-	$-	$907	$907

	September 30, 2013
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	$-	$-	$1,511	$1,511
Warrant liability	-	-	-	-
Total Liabilities	$-	$-	$1,511	$1,511

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

The following table summarizes the changes in contingent consideration for the fiscal year ended September 30, 2014 and 2013:

	Year Ended September 30,
	2014	2013
Beginning balance	$1,511	$1,365
Additions	-	933
Payments	(643)	(531)
Other adjustments	-	(256)
Ending balance	$868	$1,511

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the changes in warrant liability for the fiscal year ended September 30, 2014 and 2013:

	Year Ended September 30,
	2014	2013
Beginning balance	$-	$-
Warrant liability	72	-
Fair market value adjustment	(33)	-
Ending balance	$39	$-

7.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	September 30,
	2014	2013

Domain and trade names	$10	$34
Customer related	1,284	1,182
Non-compete agreements	288	301
Balance at end of period	$1,582	$1,517

Total amortization expense related to intangible assets for the years ended September 30, 2014 and 2013 is reflected in the Company’s Consolidated Statements of Operations in depreciation and amortization. The estimated amortization expense for fiscal years 2015, 2016, 2017, and 2018 is: $559, $428, $369, $215, respectively.

8.   Goodwill

Changes in the carrying amount of goodwill are as follows:

	September 30,
	2014	2013

Balance at beginning of period	$23,777	$21,545
Acquisitions	-	1,897
Contingent acquisition payments	-	83
Purchase price allocation adjustments	(636)	252
Balance at end of period	$23,141	$23,777

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

9.   Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,
	2014	2013
Compensation and benefits	$312	$418
Professional fees	164	252
Deferred rent (1)	140	117
Reseller commissions	62	15
Accrued taxes	41	6
Subcontractors	72	25
Other	166	260
Total	$957	$1,093

(1) The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases. As of September 30, 2014, $140 was reflected in Accrued Liabilities and $740 is reflected in Other Long Term Liabilities on the Consolidated Balance Sheet as deferred rent liabilities.

10.   Debt

Debt consists of the following:

	September 30,
	2014	2013
Line of credit borrowings	$2,938	$3,504
Bank term loan	1,000	272
Subordinated convertible debt	3,000	2,000
Subordinated promissory note	21	114
Subtotal debt	6,959	5,890
Other (debt warrants)	(39)	-
Total debt	$6,920	$5,890
Less current portion	$985	$1,165
Long term debt, net of current portion	$5,935	$4,725

Line of Credit and Bank Term Loan

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank (“SVB”), which expired on December 31, 2013 (See below). The Loan Agreement has a 27 month term which expires on March 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time. Borrowings bear interest at BridgeBank’s prime plus 1.00%.  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial and reporting covenants including an Asset Coverage Ratio. As of September 30, 2014, the Company had an outstanding balance under the BridgeBank Loan Agreement of $2.9 million. The Company was in compliance with all reporting covenants for the period ended September 30, 2014, except for certain financial covenants. The Company obtained a waiver for the financial covenants that it was not in compliance with and further modified the BridgeBank Loan Agreement to amend the covenants prospectively. (See Subsequent Events)

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company had an Amended and Restated Loan and Security Agreement with SVB (the “Loan Agreement”). The Loan Agreement had a two year term which expired on March 31, 2012. The Loan Agreement provided for up to $5.0 million of revolving credit advances, of which $3.0 million may be used for acquisitions and up to $5.0 million may be used for working capital purposes. Borrowings were limited to the lesser of (i) $5.0 million and (ii) 80% of eligible receivables as defined. In the event that the borrowing base formula resulted in less than $5.0 million in available borrowing, the Company could have borrowed up to $2.0 million in out of formula borrowings (provided such amount does not exceed $5.0 million) for specified periods of time.   Borrowings bore interest at SVB’s prime plus 1.00% or 1.25%, depending on the level of the adjusted EBITDA, as defined.  The Company paid an annual commitment fee of 0.50% and an unused fee of 0.25%. Borrowings were secured by all of the Company’s assets and all of the Company’s intellectual property. The Company was also required to comply with certain financial and performance covenants.

In addition, the Company had a $2 million term loan and interest on the term loan will be at SVB’s prime rate plus 1.75%.  Interest on the term loan was paid until April 1, 2012 and on and after April 2, 2012, principal and interest on the term loan was being paid over 36 months ending on April 1, 2015. In May 2012, we amended our loan agreement (the “2012 Amendment”) with SVB, extending the maturity date of the line of credit for one year to March 31, 2014. The 2012 Amendment also revised a financial covenant, increasing our minimum liquidity requirement. Minimum liquidity is defined as funds held with SVB plus borrowing availability on our line of credit.

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

At September 30, 2013, the Company had an outstanding balance under the term loan with SVB of $272, which was repaid in December 2013. At September 30, 2014, the Company had an outstanding short term loan with BridgeBank of $1.0 million which was repaid in October 2014.

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

The placement agent for both transactions was Taglich Brothers, Inc. As compensation for the initial transaction on September 30, 2013, Bridgeline Digital paid a fee of $160 and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 153,846 shares of common stock at an exercise price equal to $1.30 per share. The warrants are first exercisable on March 30, 2014, and provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision. As compensation for the Second Closing, Bridgeline Digital paid Taglich Brothers, Inc. a fee of $80 and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 76,923 shares of common stock at an exercise price equal to $1.30 per share. The warrants are first exercisable on May 6, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision. Fair market value of the warrants are $49 and is included in current liabilities and non-current debt with the offsetting amount recorded to additional paid in capital in the Condensed Consolidated Balance Sheet. The fair market value of the warrants will be amortized on a straight-line basis over the estimated life of two years.

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

In May 2012, the Company assumed two Promissory Notes in connection with the acquisition of MarketNet, Inc. The first Promissory Note in the amount of $63 is payable in eight equal installments of $8, including interest accrued at 5%, and matured in May 2014. This note was paid in full at September 30, 2014. The first installment was paid in July 2012. The second Promissory Note in the amount of $80 is payable in twelve equal installments of $7, including interest accrued at 5%, and matures in May 2015. The first installment was paid in July 2012.

As of September 30, 2014, the Company had the following minimum debt obligation payments remaining:

Year Ending September 30,	Amount
2015	$1,021
2016	4,938
2017	1,000
Total	$6,959
Less interest	$(69)
Total debt obligations	$6,890

11.   Commitments and Contingencies

Operating Lease Commitments

We lease our facilities in the United States and India.  Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2014 were as follows:

Year Ending September 30,	Amount
2015	$1,342
2016	1,265
2017	999
2018	905
2019 and thereafter	504
Total	$5,015

Rent expense for fiscal 2014 and 2013 was $1,500 for both periods, inclusive of sublease income of $24 and $24 for fiscal 2014 and 2013, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Capital Lease Obligations

	September 30,
	2014	2013
Capital lease obligations	$611	$941
Less: Current portion	(364)	(397)
Capital lease obligations	$247	$544

As of September 30, 2014, the Company’s future minimum lease payments due under capitalized lease obligations due in fiscal 2015 and 2016 consist of $364 and $247, respectively.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2014.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2014 and 2013, respectively, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business.  As of September 30, 2014, Bridgeline was not engaged with any material legal proceedings.

12.   Shareholder’s Equity

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

Contingent Consideration

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 526,438 shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 338,461 shares of Bridgeline Digital common stock is contingently issuable to the sellers of ElementsLocal. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. As of September 30, 2014, the stockholders of ElementsLocal earned 112,820 shares of common stock.

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 204,331 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. As of September 30, 2014, the sole stockholder of MarketNet earned 136,224 shares of common stock. In addition, MarketNet is also eligible to earn additional equity consideration of 200,000 shares of Bridgeline Digital common stock if a certain annual revenue threshold is met in any fiscal year during the next three years.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 166,666 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of Magnetic. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. As of September 30, 2014, the sole stockholder of Magnetic earned the full value or 166,666 shares of common stock.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. At September 30, 2014, the Company maintained one stock option plan and one employee stock purchase plan.

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

Effective August 2014, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 4,500,000 million shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company.   Options granted under the Plan may be granted with contractual lives of up to ten years. There were 3,535,640 options outstanding reserved under the Plan as of September 30, 2014 and 964,360 shares available for future issuance.

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 300,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 150,000 shares. As of September 30, 2014, 82,660 shares were issued under the ESPP plan.

Common Stock Warrants

In March 2014, the Company issued five year warrants to the investors and placement agent in the Company’s private placement. The warrants are exercisable to purchase 320,000 shares of the Company’s common stock at a price equal to $1.05 per share.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In November 2013, the Company issued five year warrants to the placement agent in the Company’s placement of subordinated convertible debt. The warrants are exercisable to purchase 76,923 shares of the Company’s common stock at a price equal to $1.30 per share. The warrants are first exercisable on May 6, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision.

In September 2013, the Company issued five year warrants to the placement agent in the Company’s placement of subordinated convertible debt. The warrants are exercisable to purchase 153,846 of the Company’s common stock at a price equal to $1.30 per share.   The warrants are first exercisable on March 30, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision.

In June 2013, the Company issued five year warrants to the investors and placement agent in the Company’s private placement. The warrants are exercisable to purchase 460,000 and 230,000 shares, respectively, of the Company’s common stock at a price equal to $1.25 per share.

In May 2012, the Company issued five year warrants to the placement agent in the Company’s private placement. The warrants are exercisable to purchase 217,931 shares of the Company’s common stock at a price equal to $1.40 per share.

In October, 2010, the Company issued 50,000 common stock warrants to purchase shares of the Company’s common stock to a non-employee consultant as compensation for services rendered. The warrants vested over a one year period and expire on October 15, 2015. Of the warrants issued, 25,000 are exercisable at an exercise price of $1.00 per share and 25,000 are exercisable at an exercise price of $2.00 per share.

As of September 30, 2014: (i) placement agent warrants to purchase 217,931, 230,000, 230,769, and 320,000 shares at an exercise price of $1.40, $1.25, $1.30 and $1.05, respectively are outstanding; (ii) investor warrants to purchase 460,000 shares at an exercise price of $1.25, and (iii) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Stock Option and Warrant Activity and Outstanding Shares

A summary of combined option and warrant activity follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2012	2,989,620	$1.00	331,931	$1.42
Granted	441,500	$1.63	843,846	$1.26
Exercised	(199,573)	$0.81	(22,599)	$1.45
Forfeited or expired	(358,703)	$1.15	(41,401)	$1.45
Outstanding, September 30, 2013	2,872,844	$0.86	1,111,777	$1.30
Granted	1,197,500	$1.10	396,923	$1.10
Exercised	(261,086)	$0.43	-	-
Forfeited or expired	(273,618)	$1.36	-	-
Outstanding, September 30, 2014	3,535,640	$0.98	1,508,700	$1.25

There were 261,086 options exercised during the year ended September 30, 2014, with an intrinsic value of $44. There were 199,573 options exercised during the year ended September 30, 2013, with an intrinsic value of $97. There were 1,748,387 options vested and exercisable as of September 30, 2014 with an intrinsic value of $10. The intrinsic value was calculated based on the gross difference between the Company’s closing stock price on the last day of trading of fiscal 2014 and the exercise prices for all in-the money options vested and exercisable, excluding tax effects.

A summary of the status of nonvested shares is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at September 30, 2013	1,469,145	$0.56
Granted	1,197,500	0.74
Vested	(633,387)	0.46
Forfeited	(246,005)	0.88
Nonvested at September 30, 2014	1,787,253	$0.67

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Price ranges of outstanding and exercisable options as of September 30, 2014 are summarized below:

Outstanding Options						Exercisable Options
				Weighted
				Average	Weighted	Number	Weighted
			Number	Remaining	Average	of	Average
Exercise			of	Contractual	Exercise	Options	Exercise
Price			Options	Life (Years)	Price	Exercisable	Price
$0.01	to	$0.75	1,110,626	7.10	$0.65	708,890	$0.65
$0.76	to	$1.00	807,514	5.22	0.89	664,180	0.89
$1.01	to	$1.64	1,617,500	8.50	1.24	375,317	1.32
			3,535,640	7.31	$0.98	1,748,387	$0.89

Compensation Expense

The Company estimates the fair value of stock options using the Black-Scholes-Merton option valuation model (the “Model”).  The assumptions used to calculate compensation expense is as follows:

	Year Ended September 30,
	2014	2013
Expected option life in years	6.0	6.0
Expected volatility	78.70%	80.60%
Expected dividend rate	0.00%	0.00%
Risk free interest rate	1.55%	1.14%
Option exercise prices	$0.92 to $1.29	$1.09 to $2.33
Weighted average fair value of options granted during the year	$0.74	$0.35

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. During the years ended September 30, 2014 and 2013, the Company recognized $449 and $438, respectively, as compensation expense related to share based payments.  As of September 30, 2014, the Company had approximately $424 of unrecognized compensation costs related to unvested options which the Company expects to recognize through fiscal 2017.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13.   Income Taxes

The components of the Company's tax provision as of September 30, 2014 and 2013 is as follows:

	Year Ended September 30,
	2014	2013
Current:
Federal	$-	$-
State	24	23
Foreign	-	46
Total current	24	69
Deferred:
Federal	180	89
State	39	13
Total deferred	219	102
Grand Total	$243	$171

The Company’s income tax provision was computed using the federal statutory rate and average state statutory rates, net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to pretax income., as follows:

	Year Ended September 30,
	2014	2013
Income tax benefit at the federal statutory rate of 34%	$(1,963)	$(1,205)
Permanent differences, net	328	174
State income tax expense (benefit), net of federal tax	(273)	(173)
Change in valuation allowance	2,142	1,325
Foreign Taxes	-	46
Other	9	4
Total	$243	$171

As of September 30, 2014, the Company has a federal net operating loss (NOL) carryforward of approximately $13 million that expires on various dates through 2034. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit future utilization of the Company’s NOL carryforwards. The Company also has approximately $8 million in state NOLs which expire on various dates through 2034.

The Company has deferred tax assets that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance against a portion of its deferred tax assets at September 30, 2014 and 2013. For the years ended September 30, 2014 and 2013 the valuation allowance for deferred tax assets increased $2,030 and $1,194, respectively which was mainly due to the increase in the net operating loss.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (IRS) or any states in connection with income taxes. The tax periods from 2010 to 2014 generally remain open to examination by the IRS and state authorities.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2014	2013
Deferred tax assets:
Current:
Bad debt reserve	$74	$28
Deferred revenue	771	689
Accrued vacation	18
Long-term
AMT carryforward	23	9
Net operating loss carryforwards	5,242	3,613
Contribution carryforward	31	-
Total deferred tax assets	6,159	4,339
Deferred tax liabilities:
Long-term:
Intangibles	(321)	(102)
Depreciation	(55)	(265)
Total deferred tax liabilities	(376)	(367)
Total deferred tax assets, net, before valuation allowance	5,783	3,972
Valuation allowance	(6,104)	(4,074)
Net deferred tax (liabilities) assets	$(321)	$(102)

Net deferred tax liability is reflected in other long term liabilities on the consolidated balance sheets. Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $144 and $376 at September 30, 2014 and 2013, respectively. These earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the applicable foreign tax authority. Determination of the amount of unrecognized deferred US income tax liability is not material and the detailed calculations have not been performed. As of September 30, 2014, there would be minimal withholding taxes upon remittance of all previously unremitted earnings.

When accounting for uncertain income tax positions, the impact of uncertain tax positions are recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of September 30, 2014 and 2013.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

14.   Earnings per Share

Options to purchase shares of the Company’s common stock of 421,131 and 588,108 for fiscal 2014 and 2013, respectively were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were contingent shares issuable in connection with the Magnetic, MarketNet and ElementsLocal acquisitions.

Basic and diluted net loss per share are calculated as follows:

	Year Ended September 30,
	2014	2013
Net loss	$(6,215)	$(3,598)
Basic net loss per share:
Weighted average common shares outstanding	19,689,930	15,558,244
Basic net loss per share	$(0.32)	$(0.23)
Diluted net loss per share:
Weighted average common shares outstanding	19,689,930	15,558,244
Weighted average dilutive common share equivalents	-	-
Total weighted average common shares outstanding and dilutive common equivalents	19,689,930	15,558,244
Diluted net loss per share	$(0.32)	$(0.23)

15.   Related Party Transactions

 On November 1, 2013, Mr. Michael Taglich joined the Board of Directors. Mr. Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc. was the agent for the past three private placements of Bridgeline Digital common stock in 2012, 2013, and 2014. Mr. Taglich was also the agent for Bridgeline’s convertible debt offerings of $2 million and $1 million in September and November 2013, respectively. Mr. Taglich personally owns 739,029 shares of Bridgeline common stock and 43,478 are held in trust by his wife. He also has 76,293 shares issuable upon conversion of convertible notes and 258,965 shares issuable upon the exercise of warrants. Other employees, affiliates and clients of Taglich Brothers, Inc. own approximately 6,200,000 shares of Bridgeline stock. The fees paid to Taglich Brothers, Inc. in connection with the 2012, 2013, and 2014 private placements of common stock were $651. Fees paid to Taglich Brothers, Inc. in connection with the 2013 convertible debt offerings was $240. The Company also has an annual service contract for $18 with Taglich Brothers, Inc to perform market research.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

16.   Subsequent Events

Preferred Stock

On October 27, 2014, the Company sold 200,000 shares of convertible preferred stock (the “Preferred Stock”) at purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. Net proceeds to the Company after offering expenses were approximately $1.8 million. Each share of Preferred Stock will be convertible into shares of common stock at a conversion price of $0.65 per share. Cumulative dividends are payable in cash quarterly at a rate of 6% per year. If the Company does not pay the dividends in cash, then the Company may pay dividends in any quarter by delivery of additional shares of Preferred Stock (“PIK Election”). If the Company shall make the PIK Election with respect to the dividend payable, it shall deliver a number of shares of Preferred Stock equal to (A) the aggregate dividend payable to such holder as of the end of the quarter divided by (B) the lesser of (x) the then effective Conversion Price or (y) the average VWAP for the five (5) consecutive Trading Days prior to such dividend payment date. If, after two years, any Preferred Stock are outstanding the cash dividend rate will increase to 12.0% per year. The Company shall have the right to force conversion of the Preferred Stock into shares of Common Stock at any time after the Common Stock trades in excess of $1.30 per share. The Preferred Shares shall vote with the Common an as converted basis.

The Placement Agent for the sale was Taglich Brothers, Inc. As fee for the transaction, the Company paid a cash fee of 8% of the transaction. In addition, the Placement Agent shall receive warrants with a five (5) year term for the purchase of an amount of Common Stock equal to ten percent (10.0%) of the number of shares of Common Stock (into which the Preferred Stock are convertible) are sold. The exercise price of the Placement Agent Warrants will equal $0.65 per share.

Related Party

In December 2014, Mr. Michael Taglich, a member of our Board of Directors, signed an unconditional guarantee (the “Guaranty”) and promise to pay the Company’s lender, Bridge Bank, N.A all indebtedness in an amount not to exceed $1,000,000. The Guaranty is cumulative and does not supersede any other outstanding guaranties, and the liability of Mr. Taglich (“Guarantor”) under this Guaranty is exclusive of Guarantor's liability under any other guaranties signed by Guarantor.

Under the terms of the Guaranty, the Guarantor authorizes Lender, without notice or demand and without affecting its liability hereunder, from time to time to: (a) renew, compromise, extend, accelerate, or otherwise change the time for payment, or otherwise change the terms, of the Indebtedness or any part thereof, including increase or decrease of the rate of interest thereon, or otherwise change the terms of the Indebtedness; (b) receive and hold security for the payment of this Guaranty or any Indebtedness and exchange, enforce, waive, release, fail to perfect, sell, or otherwise dispose of any such security; (c) apply such security and direct the order or manner of sale thereof as Lender in its discretion may determine; and (d) release or substitute any Guarantor or any one or more of any endorsers or other guarantors of any of the Indebtedness.

The Guarantor agrees that until the Indebtedness has been paid in full and any commitments of Lender or facilities provided by Lender with respect to the Indebtedness have been terminated, Guarantor shall not be released by or because of the taking, or failure to take, any action that might in any manner or to any extent vary the risks of Guarantor under this Guaranty or that, but for this paragraph, might discharge or otherwise reduce, limit, or modify Guarantor's obligations under this Guaranty. It is the express intent of Guarantor that Guarantor’s obligations under this Guaranty are and shall be absolute and unconditional.

To secure all of Guarantor's obligations hereunder, Guarantor assigns and grants to Lender a security interest in all moneys, securities, and other property of Guarantor now or hereafter in the possession of Lender, all deposit accounts of Guarantor maintained with Lender, and all proceeds thereof. Upon default or breach of any of Guarantor's obligations to Lender, Lender may apply any deposit account to reduce the Indebtedness, and may foreclose any collateral as provided in the Uniform Commercial Code and in any security agreements between Lender and Guarantor.

Line of Credit

In December 2014, the Company signed an Amendment to its Loan and Security Agreement with Bridge Bank. (the “Amendment”). Included in the Amendment is a waiver for financial covenant defaults for the periods of July 2014 through November 2014. The Amendment does not waive any other failure by Borrower to perform its obligations under the Loan Documents. The Amendment also modified certain monthly financial reporting requirements and financial covenants on a prospective basis commencing as of the effective date of the Amendment.

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

As of September 30, 2014, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that as of September 30, 2014, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B:   Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Thomas Massie	53	Chairman, Chief Executive Officer and President

Kenneth Galaznik	63	Director (1)(4)

Joni Kahn	59	Director (1)(2)(4)

Scott Landers	44	Director(1)(3)(4)

Michael Taglich	59	Director

Brett Zucker	42	Executive Vice President and Chief Technical Officer

Michael Prinn	41	Executive Vice President and Chief Financial Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2014 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
Plan category	(a)	(b)	(excluding securities reflected in column a) (c)

Equity compensation plans approved by security holders (1)	3,535,640	$0.98	1,181,700

Equity compensation plans not approved by security holders (2)	1,508,700	$1.25	-

Total	5,044,340	$1.06	1,181,700

(1)

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan for a total of 300,000 shares and 26,548 shares were issued in fiscal 2014. The remaining shares are included in column (c).

(2)	At September 30, 2014, there were 1,508,700 total Warrants outstanding.

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

As of September 30, 2014: (i) placement agent warrants to purchase 217,931, 230,000, 230,769, and 320,000 shares at an exercise price of $1.40, $1.25, $1.30 and $1.05, respectively are outstanding; (ii) investor warrants to purchase 460,000 shares at an exercise price of $1.25, and (iii) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

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

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

  – Reports of Independent Registered Public Accounting Firm

  –  Consolidated Balance Sheets as of September 30, 2014 and 2013

  –  Consolidated Statements of Operations for the years ending September 30, 2014 and 2013

  –  Consolidated Statements of Comprehensive Loss for the years ending September 30, 2014 and 2013

  –  Consolidated Statements of Shareholders’ Equity for the years ending September 30, 2014 and 2013

  –  Consolidated Statements of Cash Flows for the years ending September 30, 2014 and 2013

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

3.1 (i)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 19, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2010)
3.1 (ii)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 27, 2011)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-B2, File No. 333-139298)
10.1*	Employment Agreement with Thomas Massie, dated October 1, 2001 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-B2, File No. 333-139298)
10.2*	Employment Agreement with Brett Zucker, dated January 1, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2014)
10.3*	Employment Agreement with Michael D. Prinn, dated January 19, 2011 (incorporated by reference to Exhibit 10.5 to our Quarterly Report Form 10-Q filed on May 15, 2014)
10.4

Form of Warrant to Purchase Common Stock of Bridgeline Digital, Inc., issued to the underwriters (incorporated by reference to Exhibit 10.65 to our Registration Statement on Form S-B2, File No. 333-139298)

10.5	Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Appendix C to our Revised Definitive Proxy Statement filed on July 14, 2014)*
10.6	Lead Dog Digital, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-B2, File No. 333-139298)*
10.7	Employee Stock Purchase Plan (incorporated by reference to Appendix C to our Revised Definitive Proxy Statement filed on February 28, 2011)*
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
10.16

Amendment to Note Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated November 6, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 6, 2013).

10.17	Form of Promissory Note issued to Investors, dated November 6, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 6, 2013).
10.18	Form of Common Stock Purchase Warrant issued to Placement Agent, dated November 6, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 6, 2013).
10.19

First Amendment to the Security Agreement made by Bridgeline Digital, Inc. in favor of Taglich Brothers, Inc. in its capacity as collateral agent for the lenders named therein, dated November 6, 2013 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 6, 2013).

10.20

Placement Agent Agreement between Bridgeline Digital, Inc. and Taglich Brothers, Inc., dated October 30, 2013 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed November 6, 2013).

10.21

Bridgeline Digital, Inc. and Bridge Bank, National Association Loan and Security Agreement dated December 20, 2013 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on February 14, 2014).

10.22

Form of Restricted Stock Agreement by and between Bridgeline Digital, Inc. and certain Board of Directors dated February 24, 2014 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 15, 2014).

10.23

Securities Purchase Agreement between Bridgeline Digital, Inc. and the Investors named therein dated March 28, 2014 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 15, 2014).

10.24	Form of Common Stock Purchase Warrant issued to Placement Agent, dated March 28, 2014 (incorporated by reference to Exhibit 10.4 our Quarterly Report on Form 10-Q filed on May 15, 2014).
10.25	Loan and Security Modification Agreement
10.26	Bridge Bank Guaranty
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Management compensatory plan

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

December 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Massie	Chief Executive Officer and Director	December 29, 2014
Thomas Massie	(Principal Executive Officer)

/s/ Michael Prinn	Chief Financial Officer	December 29, 2014
Michael Prinn	(Principal Financial Officer)

/s/Kenneth Galaznik	Director	December 29, 2014
Kenneth Galaznik

/s/ Joni Kahn	Director	December 29, 2014
Joni Kahn

/s/ Scott Landers	Director	December 29, 2014
Scott Landers

/s/ Michael Taglich	Director	December 29, 2014
Michael Taglich

  Index of Exhibits

Exhibit No.	Description of Document
10.25	Loan and Security Modification Agreement
10.26	Bridge Bank Guaranty
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.