Form 10-K/A
period 2014-09-30
Bridgeline Digital, Inc.
filed 2015-01-28
CIK 1378590

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

On January 23, 2015, there were 21,974,529 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Bridgeline Digital Inc. (“we”, “our”, and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended September 30, 2014 which was filed with the U.S. Securities and Exchange Commission (“SEC”) on December 29, 2014 (“Original Filing”). The purpose of this Amendment No.1 is to include information required in Part III (Items 10,11,12,13 and 14), which was incorporated by reference to our definitive proxy statement in the Original Filing. As we will not be filing a definitive proxy statement within 120 days after the end of our 2014 fiscal year end, we are filing this Form 10-K/A to include the required information pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

TABLE OF CONTENTS

		PAGE
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	4
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13.	Certain Relationships and Related Transactions, and Director Independence	14
Item 14.	Principal Accounting Fees and Services	15

PART IV

Item 15.	Exhibits, Financial Statement Schedules	16

Signatures

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position	Director since

Thomas Massie	53	Chairman, Chief Executive Officer and President	2000

Kenneth Galaznik	63	Director (1)(2)(4)	2006

Joni Kahn	59	Director (1)(2)(3)(4)	2012

Scott Landers	44	Director(1)(2)(3)(4)	2010

Michael Taglich	59	Director	2013

Michael Prinn	41	Executive Vice President and Chief Financial Officer

Brett Zucker	42	Executive Vice President and Chief Technical Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

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

Kenneth Galaznik has been a member of our Board of Directors since 2006. Mr. Galaznik is the Chairman of the Company’s Audit Committee and a member of the Compensation Committee. Since 2005, Mr. Galaznik has been the Senior Vice President, Chief Financial Officer and Treasurer of American Science and Engineering, Inc., a publicly held supplier of X-ray inspection and screening systems with a public market cap of over $370 million. From August 2002 to February 2005, Mr. Galaznik was Vice President of Finance of American Science and Engineering, Inc. From November 2001 to August 2002, Mr. Galaznik was self-employed as a consultant. From March 1999 to September 2001, he served as Vice President of Finance at Spectro Analytical Instruments, Inc. and has more than 35 years of experience in accounting and finance positions. Mr. Galaznik holds a B.B.A. degree in accounting from The University of Houston. Mr. Galaznik brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and as chief financial officer of a publicly-held company.

Joni Kahn has been a member of our Board of Directors since April 2012. Ms. Kahn is the Chairperson of the Compensation Committee and a member of the Audit and the Nominating and Governance Committees. Her experience spans SaaS and On Premise software companies and global system integration firms, which enables a differentiated view into today’s market. Since early 2013, Ms. Kahn has been the Senior Vice President of Global Services for Big Machines, Inc., which was acquired by Oracle in October 2013. From 2007 to 2012, Ms. Kahn was Vice President of Services for HP’s Enterprise Security Software group. From 2005 to 2007, Ms. Kahn was the Executive Vice President at BearingPoint where she managed a team of over 3,000 professionals and was responsible for North American delivery of enterprise applications, systems integration and managed services solutions. Ms. Kahn also oversaw global development centers in India, China and the U.S. From 2002 to 2005, Ms. Kahn was the Senior Group Vice President for worldwide professional services for Business Objects, a business intelligence software maker based in San Jose, where she led the applications and services division that supported that company's transformation from a products company to an enterprise solutions company. Business Objects was acquired by SAP in 2007. From 2000 to 2007, Ms. Kahn was a Member of the Board of Directors for MapInfo, a global location intelligence solutions company. She was a member of MapInfo’s Audit Committee and the Compensation Committee. MapInfo was acquired by Pitney Bowes in 2007. From 1993 to 2000, Ms. Kahn was an Executive Vice President and Partner of KPMG Consulting, where she helped grow the firm’s consulting business from $700 million to $2.5 billion. Ms. Kahn received her B.B.A in Accounting from the University of Wisconsin – Madison.

Scott Landers has been a member of our Board of Directors since 2010. Mr. Landers is the Chairman of the Nominating and Governance Committee and a member of the Audit and the Compensation Committees. Since July 2008, Mr. Landers has been the Senior Vice President, Chief Financial Officer and Treasurer for Monotype Imaging Holdings Inc., a leading provider of typefaces, technology and expertise that enable the best user experiences and sure brand integrity.   Monotype is a publicly-held company with a market cap of over $1 billion. Prior to joining Monotype, from September 2007 until July 2008, Mr. Landers was the Vice President of Global Finance at Pitney Bowes Software, a $450 million division of Pitney Bowes, a leading global provider of location intelligence solutions. From 1997 until September 2007, Mr. Landers held several senior finance positions, including Vice President of Finance and Administration, at MapInfo, a publicly-held company which was acquired by Pitney Bowes in April 2007.  Earlier in his career, Mr. Landers was a Business Assurance Manager with Coopers & Lybrand.  Mr. Landers is a Certified Public Accountant and holds a bachelor's degree in accounting from Le Moyne College in Syracuse, N.Y. and a master’s degree in business administration from The College of Saint Rose in Albany, N.Y.  Mr. Landers brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and as chief financial officer of a publicly-held company.

Michael Taglich joined the Board of Directors in 2013. He is the Chairman and President of Taglich Brothers, Inc., a New York City based securities firm which he co-founded in 1992. Taglich Brother’s Inc. focuses on public and private micro-cap companies in a wide variety of industries. He is currently the Chairman of the Board of each Air Industries Group Inc., a publicly traded aerospace and defense company (NYSE AIRI), and BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure treatment. He also serves as a director of a number of other private companies, and is a director of Caldera Pharmaceuticals Inc, a drug screening company. Michael Taglich brings extensive professional experience which spans various aspects of senior management, including finance, operations and strategic planning. Mr. Taglich has more than 27 years of financial industry experience, and served on his first public board over 20 years ago.

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

Michael D. Prinn has been our Executive Vice President and Chief Financial Officer since October 2012. Mr. Prinn joined Bridgeline Digital in August 2010 as our Vice President of Finance as was subsequently promoted to the position of Chief Accounting Officer and Executive Vice President of Finance.  Prior to joining Bridgeline Digital, from 2006 to 2010, Mr. Prinn was a Senior Manager and Controller at Sapient, a $1.4 billion publicly-held global integrated marketing and technology services company. From 2003 to 2006 Mr. Prinn was the Corporate Controller for SensAble Technologies, a developer of 3D touch-enabled digital solutions. Prior to joining SensAble Technologies, Mr. Prinn was an Audit Manager in Arthur Andersen’s High Tech Audit Practice. Mr. Prinn received his B.S. in Accounting from Boston College and is a Certified Public Accountant.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of our accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Audit Committee is comprised of Mr. Galaznik (Chair), Ms. Kahn and Mr. Landers. Our Board has determined that each of the members of the Audit Committee meet the criteria for independence under the standards provided by the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During Fiscal 2014, the Audit Committee met four times. Each member of the Audit Committee attended each such meeting. The Chairman of the Audit Committee was present at all meetings.

Audit Committee Financial Expert. Our Board has also determined that each of Mr. Galaznik and Mr. Landers qualifies as an "audit committee financial expert" as defined under Item 407(d) (5) of Regulation S-K and as an independent director as defined by the Nasdaq listing standards.

Compensation Committee

The Compensation Committee evaluates the performance of our senior executives, considers the design and competitiveness of our compensation plans, including the review of independent research and data regarding compensation paid to executives of public companies of similar size and geographic location, reviews and approves senior executive compensation and administers our equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee is comprised of Ms. Kahn (Chair), Mr. Galaznik and Mr. Landers, all of whom are independent directors. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During Fiscal 2014, the Compensation Committee acted eleven times by unanimous written consent.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. A copy of such charter is available on the Company's website, www.bridgeline.com. Our Nominating and Governance Committee is comprised of Mr. Landers (Chair) and Ms. Kahn, each of whom are independent directors.  During Fiscal 2014, the Nominating and Governance Committee met four times.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on review of the copies of such forms received by the Company with respect to 2014, the Company believes that all of the filing obligations of officers, directors and 10% stockholders under section 16(a) during 2014 have been fulfilled.

Code of Conduct and Ethics

The Company's Board of Directors has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Act that applies to all of the Company's officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics codifies the business and ethical principles that govern the Company's business. A copy of the Code of Ethics is available on the Company's website www.bridgeline.com. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to its principal executive officer, principal financial officer or principal accounting officer) on its website.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended September 30, 2014 and September 30, 2013 for our principal executive officer and our other two most highly compensated executive officers who were serving as executive officers on September 30, 2014. We refer to these officers as our named executive officers.

Name and Principal Position	Fiscal Year End	Salary	Bonus		Option Awards (1)	All Other Compensation		Total
Thomas Massie President and Chief	2014	$375,000	$20,834		$83,000	—		$478,834
Executive Officer and Director	2013	$375,000	$74,896		—	$22,221	(2)	$472,117
Michael Prinn Executive Vice	2014	$210,417	$25,000		$57,750	—		$293,167
President and Chief Financial Officer	2013	$200,000	$33,225		$80,250	—		$313,475
Brett Zucker Executive Vice	2014	$310,000	$143,625	(3)	$57,750	—		$511,375
President and Chief Technology Officer	2013	$244,581	$37,503		—	—		$282,084

(1)

Represents the aggregate grant date fair value of the entire stock option awards for the fiscal years ended September 30, 2014 and 2013, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), excluding the impact of estimated forfeitures of stock options. None of the stock option awards listed above were exercised in the fiscal years ended September 30, 2014 and 2013, and the amounts set forth above do not represent amounts actually received by the executives.

(2)	Represents amounts paid by the Company for life insurance premiums.

(3)

Included in Mr. Zucker’s bonus awards for the fiscal year ended September 30, 2014 is a one-time bonus award of $128,000. If Mr. Zucker terminates his employment prior to June 1, 2015, he is required to remit half of the award back to the Company.

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

Michael Prinn

We have entered into an employment agreement with Michael Prinn, our Executive Vice President and Chief Financial Officer, to provide executive management services. The agreement has an initial term of one year beginning October 1, 2013 and renews for successive periods of one year if the Company provides written notice of renewal not less than 60 days prior to the end of the initial term. Mr. Prinn’s employment agreement was renewed for the successive period beginning October, 2014. The agreement may be terminated by (i) us, in the event of Mr. Prinn's death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Prinn for good reason. In the event that Mr. Prinn is terminated by us without cause or Mr. Prinn resigns for good reason, he is entitled to receive severance payments equal to six months of salary and bonus. In addition, any stock option awards that are not exercisable will be immediately vested and exercisable.

Brett Zucker

We have entered into an employment agreement with Brett Zucker, our Executive Vice President and Chief Technology Officer, to provide executive management services The agreement has an initial term of one year beginning October 1, 2013 and renews for successive periods of one year if the Company provides written notice of renewal not less than 60 days prior to the end of the initial term. Mr. Zucker’s employment agreement was renewed for the successive period beginning October 1, 2014. The agreement may be terminated by (i) us, in the event of Mr. Zucker's death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Zucker for good reason. In the event that Mr. Zucker is terminated by us without cause or Mr. Zucker resigns for good reason, he is entitled to receive severance payments equal to six months of salary and bonus. In addition, any stock option awards that are not exercisable will be immediately vested and exercisable.

Outstanding Equity Awards at Fiscal 2014 Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2014.

Name	Grant Date	Number of Securities Underlying Unexercised Options Excercisable (1)(2)	Number of Securities Underlying Unexercised Options Unexercisable (1)(2)	Exercise price ($/sh)	Option Expiration Date
Thomas Massie (1)	10/09/2008	128,333	-	$0.90	10/09/2018
	10/28/2011	200,000	100,000	$0.67	10/28/2021
	11/30/2011	100,000	50,000	$0.59	11/30/2021
	02/16/2012	66,666	33,334	$0.79	02/16/2022
	01/22/2014	-	100,000	$1.29	01/22/2024
		494,999	283,334

Michael Prinn (1)	10/28/2011	40,000	20,000	$0.67	10/28/2021
	11/29/2011	33,333	16,667	$0.65	11/29/2021
	10/19/2012	25,000	50,000	$1.64	10/19/2022
	12/09/2013	-	75,000	$1.12	12/09/2023
		98,333	161,667

Brett Zucker (1)	10/09/2008	200,129	-	$0.90	10/09/2018
	10/28/2011	50,000	25,000	$0.67	10/28/2021
	11/29/2011	50,000	25,000	$0.65	11/29/2021
	12/09/2013	-	75,000	$1.12	12/09/2023
		300,129	125,000

(1)	Shares vest in equal installments upon the anniversary date of the grant over three years.

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

Director Compensation

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2014.

Name	Fees Earned or Paid in Cash or Stock(1)	Option Awards (2)	All Other Compensation	Total
Kenneth Galaznik	$28,000	$15,600	—	$43,600
Joni Kahn	$21,000	$15,600	—	$36,600
Scott Landers	$21,000	$15,600	—	$36,600
Michael Taglich	$18,000	$35,100	—	$53,100

(1)	A portion of the fees paid to the Directors were paid in common stock. During fiscal 2014, a total of 56,897 shares were issued with a fair market value at the date of grant of $66,000, as follows:

Name	Shares Issued	Fair Market Value
Kenneth Galaznik	18,103	$21,000
Joni Kahn	13,578	$15,750
Scott Landers	13,578	$15,750
Michael Taglich	11,638	$13,500
Total	56,897	$66,000

Two other Directors whose terms expired in fiscal 2014 received cash compensation in payment for their fees. Mr. John Cavalier was paid $23,000 and Mr. Robert Hegarty was paid $23,000. Their terms expired on August 15, 2014.

(2)	Represents aggregate grant date fair value of the entire stock option awards for the fiscal year ended September 30, 2014 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), excluding the estimated impact of forfeitures of stock option grants. None of the stock option awards listed above were exercised in the fiscal year ended September 30, 2014, and the amounts set forth above do not represent amounts actually received by the Directors.

(3)

The following table sets forth the following aggregate number of shares under outstanding stock options plans held by Directors who are not named executive officers as of the fiscal year ended September 30, 2014.

Name	Number of Shares Underlying Outstanding Stock Options
Kenneth Galaznik	130,000
Joni Kahn	65,000
Scott Landers	100,000
Michael Taglich	45,000

The non-employee members of the Company's Board of Directors are compensated as follows:

●

Cash Compensation. Each outside director receives an annual retainer of $12,000 and is compensated $1,500 for each meeting such director attends in person. Members of the Audit Committee receive additional annual compensation of $3,000.

●

Option Grants. Unless otherwise determined by the Board of Directors, outside directors each receive annual grants of options to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value of the shares on the date of grant. The options vest over three years in equal installments on the anniversary of grant. New directors receive options to purchase 25,000 shares of our common stock at the then current fair market value upon election to the Board.  During the fiscal year ended September 30, 2014, outside directors each received stock options to purchase 20,000 shares of common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after January 23, 2015 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each individual named below is our address, 80 Blanchard Road, 2nd Floor, Burlington, Massachusetts 01803.

The following table sets forth as of January 23, 2015, the beneficial ownership of our common stock by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.  At the close of business on January 23, 2015 there were issued and outstanding 21,974,529 shares of our Common Stock entitled to cast 21,974,529 votes.  On January 23, 2015 the closing price of our Common Stock as reported on the Nasdaq Capital Market was $0.48 per share.

Except as indicated in the footnotes to the table below, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder.

This information is based upon information received from or on behalf of the individuals named herein.

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Michael Taglich	1,263,494	(1)	5.66%
Robert Taglich 790 New York Avenue Huntington, NY 11743	2,238,847	(2)	9.64%
Thomas Massie	1,304,666	(3)	5.76%
Brett Zucker	454,632	(4)	2.03%
Michael D. Prinn	197,000	(5)	*
Kenneth Galaznik	138,102	(6)	*
Scott Landers	103,577	(7)	*
Joni Kahn	75,177	(8)	*
All current executive officers and directors as a group (7)	3,536,648	(9)	14.86%

*less than 1%

(1)

Includes 76,923 shares issuable upon conversion of convertible notes, 336,065 shares issuable upon the exercise of warrants, and 14,999 shares of common stock subject to currently exercisable options includes options that will become exercisable within 60 days of January 23, 2015. Also includes 43,478 shares and 3,000 shares issuable upon the exercise of warrants owned by Mr. Taglich’s spouse.

(2)

Includes 153,846 shares issuable upon conversion of convertible notes, 322,065 shares issuable upon the exercise of warrants, and 769,230 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock.

(3)	Includes 678,332 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 23, 2015).

(4)	Includes 375,129 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 23, 2015).

(5)	Includes 185,000 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 23, 2015).

(6)	Includes 109,999 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 23, 2015).

(7)

Includes 79,999 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 23, 2015). Includes 10,000 shares of common stock owned by Mr. Landers’ children.

(8)	Includes 44,999 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 23, 2015).

(9)	Includes 1,488,457 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 23, 2015).

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

On November 1, 2013, the Company issued five year warrants to the placement agent in the Company’s placement of subordinated convertible debt. The warrants are exercisable to purchase 76,923 shares of the Company’s common stock at a price equal to $1.30 per share. The warrants were first exercisable on May 6, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision.

On March 28, 2014, the Company issued five year warrants to the investors and placement agent in the Company’s private placement. The warrants are exercisable to purchase 320,000 shares of the Company’s common stock at a price equal to $1.05 per share.

As of September 30, 2014: (i) placement agent warrants to purchase 217,931, 230,000, 230,769, and 320,000 shares at an exercise price of $1.40, $1.25, $1.30 and $1.05, respectively are outstanding; (ii) investor warrants to purchase 460,000 shares at an exercise price of $1.25; and (iii) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 404(d) of Regulation S-K requires the Company to disclose any transaction or proposed transaction which occurred since the beginning of the two most recently completed fiscal years in which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of the last two completed fiscal years in which the Company is a participant and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company's common stock, or an immediate family member of any of those persons.

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms of any related party transactions. Therefore, any material financial transaction between the Company and any related person would need to be approved by our Audit Committee prior to the Company entering into such transaction.

On November 1, 2013, Mr. Michael Taglich joined our Board of Directors. Michael Taglich and Mr. Robert Taglich each currently own more than 5% of the Company’s common stock. Each of Michael Taglich and Robert Taglich are executives of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc. was the agent for three private placements of Bridgeline Digital common stock in 2012, 2013, and 2014. Taglich Brothers, Inc. was also the agent for Bridgeline’s convertible debt offerings of $2 million and $1 million in September and November 2013, respectively, and Bridgeline’s convertible preferred stock offering in October 2014. The fees paid to Taglich Brothers, Inc. in connection with the 2012, 2013, and 2014 private placements of common stock were $651,000 and Bridgeline issued warrants to purchase a total of 767,931 shares of common stock to affiliates of Taglich Brothers, including Robert Taglich and Michael Taglich. Robert Taglich and Michael Taglich also participated in certain of these offerings as investors. Fees paid to Taglich Brothers, Inc. in connection with the 2013 convertible debt offerings were $240,000 and Bridgeline issued warrants to purchase a total of 230,769 shares of common stock to affiliates of Taglich Brothers, including each of Robert Taglich and Michael Taglich. Robert Taglich also participated in this offering as an investor. Fees paid to Taglich Brothers, Inc. in connection with the October 2014 convertible preferred stock were $160,000, and Bridgeline issued warrants to purchase a total of 307,692 shares of common stock to affiliates of Taglich Brothers, including each of Robert Taglich and Michael Taglich. Robert Taglich participated in this offering as an investor.

On January 7, 2015, Bridgeline issued a Term Note to Michael Taglich to document a loan by Michael Taglich to Bridgeline of $500,000. The terms of the Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on June 30, 2016. In consideration of the loan by Michael Taglich and a personal guaranty delivered by Michael Taglich to Bridge Bank, N.A. for the benefit of Bridgeline on December 19, 2014 (the “Guaranty”), on January 7, 2015 the Company issued Michael Taglich a warrant to purchase 300,000 shares of Common Stock of the Company at a price equal to $0.80 per share. The warrant has a term of five years and is exercisable six months after the date of issuance. Bridgeline agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrant. On January 7, 2015, Bridgeline also entered into a side letter with Michael Taglich pursuant to which the Bridgeline agreed in the event the Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 150,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015.

The Company also has an annual service contract for $18,000 with Taglich Brothers, Inc to perform market research.

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

The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended September 30, 2014 and September 20, 2013.   The Company did not engage its independent registered public accounting firm during either of the fiscal years ended September 30, 2014 or September 20, 2013 for any other non-audit services.

Type of Service	Amount of Fee for Fiscal Year Ended
	September 30, 2014	September 30, 2013
Audit Fees	$ 197,409	$ 186,408
Audit-Related Fees	—	—
Tax Fees	—	—
Total	$ 197,409	$ 186,408

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

There were no other fees paid or accrued to Marcum LLP in the fiscal years ended September 30, 2014 or September 30, 2013.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal years ended September 30, 2014 and 2013, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

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

January 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Massie	Chief Executive Officer and Director	January 28, 2015
Thomas Massie	(Principal Executive Officer)

/s/ Michael Prinn	Chief Financial Officer	January 28, 2015
Michael Prinn	(Principal Financial Officer)

/s/ Kenneth Galaznik	Director	January 28, 2015
Kenneth Galaznik

/s/Joni Kahn	Director	January 28, 2015
Joni Kahn

/s/ Scott Landers	Director	January 28, 2015
Scott Landers

/s/ Michael Taglich	Director	January 28, 2015
Michael Taglich

  Index of Exhibits

Exhibit No.	Description of Document

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.