Form 10-Q
period 2014-12-31
Bridgeline Digital, Inc.
filed 2015-02-17
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of February 11, 2015 was 21,974,529.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2014

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2014

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital market, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	December 31,	September 30,
	2014	2014
ASSETS

Current assets:
Cash and cash equivalents	$1,044	$1,256
Accounts receivable and unbilled receivables, net	3,177	3,342
Prepaid expenses and other current assets	610	747
Total current assets	4,831	5,345
Equipment and improvements, net	2,282	2,175
Intangible assets, net	1,430	1,582
Goodwill	23,141	23,141
Other assets	1,263	1,317
Total assets	$32,947	$33,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,225	$1,126
Accrued liabilities	870	957
Accrued earnouts, current	383	487
Debt, current	594	985
Capital lease obligations, current	442	364
Deferred revenue	2,024	1,990
Total current liabilities	5,538	5,909

Accrued earnouts, net of current portion	306	381
Debt, net of current portion	5,977	5,935
Capital lease obligations, net of current portion	216	247
Other long term liabilities	1,271	1,155
Total liabilities	13,308	13,627

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 200,000 at December 31, 2014 and 0 at September 30, 2014 issued and outstanding (liquidation preference $2,021)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 21,974,529 at December 31, 2014 and 21,942,912 at September 30, 2014 shares issued and outstanding	22	22
Additional paid-in capital	49,615	47,773
Accumulated deficit	(29,660)	(27,529)
Accumulated other comprehensive loss	(338)	(333)
Total stockholders’ equity	19,639	19,933
Total liabilities and stockholders’ equity	$32,947	$33,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2014	2013
Net revenue:
Digital engagement services	$3,231	$4,549
Subscription and perpetual licenses	1,380	1,577
Managed service hosting	401	387
Total net revenue	5,012	6,513
Cost of revenue:
Digital engagement services	2,564	2,503
Subscription and perpetual licenses	430	397
Managed service hosting	74	84
Total cost of revenue	3,068	2,984
Gross profit	1,944	3,529
Operating expenses:
Sales and marketing	1,810	2,110
General and administrative	993	1,031
Research and development	602	523
Depreciation and amortization	452	454
Total operating expenses	3,857	4,118
Loss from operations	(1,913)	(589)
Interest and other expense, net	(162)	(167)
Loss before income taxes	(2,075)	(756)
Provision for income taxes	35	21
Net loss	$(2,110)	$(777)
Accrued dividends on convertible preferred stock	(21)	-
Net loss applicable to common shareholders	$(2,131)	$(777)
Net loss per share attributable to common shareholders - Basic and diluted	$(0.10)	$(0.04)
Number of weighted average shares outstanding:
Basic and diluted	21,715,115	17,760,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2014	2013
Net Loss	$(2,110)	$(777)

Net change in foreign currency translation adjustment	(5)	(32)
Comprehensive loss	$(2,115)	$(809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,110)	$(777)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	152	125
Depreciation	279	322
Other amortization	146	120
Stock-based compensation	89	42
Change in deferred taxes	15	-
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	165	(847)
Prepaid expenses and other assets	255	169
Accounts payable and accrued liabilities	(245)	(700)
Deferred revenue	34	52
Other liabilities	(27)	64
Total adjustments	863	(653)
Net cash used in operating activities	(1,247)	(1,430)
Cash flows used in investing activities:
Purchase of equipment and improvements	(54)	(147)
Software development capitalization costs	(21)	(90)
Contingent acquisition payments	(180)	(104)
Net cash used in investing activities	(255)	(341)
Cash flows provided by (used in) financing activities:
Proceeds from exercise of employee stock options	-	129
Proceeds from employee stock purchase plan	2	13
Proceeds from issuance of 200,000 shares of preferred stock, net of issuance costs	1,776	-
Proceeds from issuance of convertible debt, net of issuance costs	-	913
Proceeeds from bank term loan	610	-
Proceeds from term note from stockholder	500	-
Payments on bank term loan	(1,000)	(273)
Payments on bank line of credit	(461)	(1,000)
Payments on subordinated promissory notes	(7)	(56)
Principal payments on capital leases	(125)	(132)
Net cash provided by (used in) financing activities	1,295	(406)
Effect of exchange rate changes on cash and cash equivalents	(5)	(32)
Net decrease in cash and cash equivalents	(212)	(2,209)
Cash and cash equivalents at beginning of period	1,256	2,830
Cash and cash equivalents at end of period	$1,044	$621
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$55	$70
Income taxes	$14	$24
Non cash investing and financing activities:
Equipment purchased under capital leases	$172	$-
Other assets included in accounts payable	$19	$19
Accrued dividends on convertible preferred stock	$21	$-

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

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund acquisitions to broaden our geographic footprint, develop new products, and build infrastructure, while also ramping down a lower margin services model. The Company is currently working on reducing operating expenses. The Company’s management believes it will have an appropriate cost structure for its anticipated sales in the second half of fiscal 2015. Management believes that operating expenses will be reduced to the point where the Company can drive positive Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and stock-based compensation charges). As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. However, there can be no assurance that the anticipated sales level will be achieved. The Company also maintains a bank financing agreement which provides for up to $5 million of revolving credit advances. Borrowing is limited to the lesser of the $5 million or 80% of eligible receivables. Additionally, the Company can borrow up to $1 million in out of formula borrowings, which are further guaranteed by a director/shareholder of the Company. Subsequent to the quarter end, the Company received $500 in a long-term note from a stockholder of the Company.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014, and the interim Condensed Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows for the three months ended December 31, 2014 and 2013 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2014. These interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at December 31, 2014 and September 30, 2014 and its results of operations and cash flows for the three months ended December 31, 2014 and 2013. The results for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for the year ending September 30, 2015. The accompanying September 30, 2014 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	December 31, 2014	September 30, 2014
Accounts receivable	$2,752	$3,303
Unbilled receivables	625	229
Subtotal	3,377	3,532
Allowance for doubtful accounts	(200)	(190)
Accounts receivable and unbilled receivables, net	$3,177	$3,342

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of December 31, 2014 and September 30, 2014 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of December 31, 2014 and September 30, 2014 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2014 are as follows:

	December 31, 2014

	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration			$689	$689
Warrant liability			30	30
Total Liabilities	$-	$-	$719	$719

	September 30, 2014

	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration			$868	$868
Warrant liability			39	39
Total Liabilities	$-	$-	$907	$907

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

The following table summarizes the changes in contingent consideration for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
Beginning balance	$868	$1,511
Additions	-	-
Payments	(179)	(643)
Ending balance	$689	$868

The following table summarizes the changes in warrant liability for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
Beginning balance	$39	$-
Warrant liability	-	72
Fair market value adjustment	(9)	(33)
Ending balance	$30	$39

5.   Intangible Assets

The components of intangible assets are as follows:

	As of	As of
	December 31, 2014	September 30, 2014
Domain and trade names	$10	$10
Customer related	1,150	1,284
Non-compete agreements	270	288
Balance at end of period	$1,430	$1,582

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Total amortization expense related to intangible assets for the three months ended December 31, 2014 and 2013 was $152 and $125, respectively, and are reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal years 2015 (remaining), 2016, 2017, and 2018 is: $418, $428, $369 and $215, respectively.

6.  Goodwill

Changes in the carrying amount of goodwill follows:

	As of	As of
	December 31, 2014	September 30, 2014
Balance at beginning of period	$23,141	$23,777
Purchase price allocation adjustments	-	(636)
Balance at end of period	$23,141	$23,141

7.   Debt

Debt consists of the following:

	As of	As of
	December 31, 2014	September 30, 2014
Line of credit borrowings	$2,477	$2,938
Bank term loan	610	1,000
Subordinated convertible debt	3,000	3,000
Term note from shareholder	500	-
Subordinated promissory notes	14	21
Subtotal debt	$6,601	$6,959
Other (debt warrants)	$(30)	$(39)
Total debt	$6,571	$6,920
Less current portion	$594	$985
Long term debt, net of current portion	$5,977	$5,935

Line of Credit and Bank Term Loan

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank (“SVB”), which expired on December 31, 2013. The Loan Agreement has a 27 month term which expires on March 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings bear interest at BridgeBank’s prime plus 1.00% (4.25%).  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial and reporting covenants including an Asset Coverage Ratio. As of December 31, 2014, the Company had an outstanding balance under the BridgeBank Loan Agreement of $2.5 million. The Company was in compliance with all reporting covenants for the period ended December 31, 2014. At December 31, 2014, the Company also had an outstanding short term loan with BridgeBank of $610 which was repaid in January 2015.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In December 2014, the Company signed an Amendment to its Loan and Security Agreement with Bridge Bank (the “Amendment”). As part of the Amendment Mr. Michael Taglich, a member of the Board of Directors, signed an unconditional quaranty (the “Guaranty”) and promise to pay the Company’s lender, Bridge Bank, N.A all indebtedness in an amount not to exceed $1 million in connection with the out of formula borrowings. The Amendment also modified certain monthly financial reporting requirements and financial covenants on a prospective basis commencing as of the effective date of the Amendment.

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

Subordinated Convertible Debt

On September 30, 2013, the Company entered into a Note Purchase Agreement (the "Purchase Agreement") with accredited investors pursuant to which Bridgeline Digital sold an aggregate of $2.0 million of 10% secured subordinated convertible notes (the "Notes"). The gross proceeds to Bridgeline Digital at the closing of this private placement were $2.0 million. The Notes accrue interest at a rate of ten percent (10%) per annum and mature on September 30, 2016. Interest on the Notes is payable quarterly in cash. The Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $1.30 per share at any time prior to the maturity date, provided that no holder may convert the Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion.

On November 6, 2013, the Company entered into an amendment (the "Amendment") to the Purchase Agreement by and among Bridgeline Digital and the accredited investors’ party thereto. The Amendment increased the aggregate amount of 10% secured subordinated convertible notes (the "New Notes") able to be sold by Bridgeline Digital to $3.0 million. On November 6, 2013, Bridgeline Digital sold an additional $1.0 million of New Notes (the "Second Closing"). The gross proceeds to Bridgeline Digital at the Second Closing of this private placement were $1.0 million. The Notes accrue interest at a rate of ten percent (10%) per annum and mature on November 6, 2016. Interest on the Notes is payable quarterly in cash. The Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $1.30 per share at any time prior to the maturity date, provided that no holder may convert the Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion.

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

Term Note from Shareholder

On January 7, 2015, Bridgeline issued a Term Note to Michael Taglich to document a loan by Michael Taglich to Bridgeline of $500. The funds were received in December 2014 and are reflected in Long Term Debt on the Balance Sheet. The terms of the Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on June 30, 2016. Subsequent to the end of the quarter, the Company entered into a second Term Note (“Second Note”) for $500 with Mr. Taglich. The terms of the Second Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on September 1, 2016.

In consideration of the loan by Michael Taglich and a personal guaranty delivered by Michael Taglich to Bridge Bank, N.A. for the benefit of Bridgeline on December 19, 2014 (the “Guaranty”), on January 7, 2015 the Company issued Michael Taglich a warrant to purchase 300,000 shares of Common Stock of the Company at a price equal to $0.80 per share. The warrant has a term of five years and is exercisable six months after the date of issuance. Bridgeline agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrant. On January 7, 2015, Bridgeline also entered into a side letter with Michael Taglich pursuant to which Bridgeline agreed in the event the Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 150,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015.

Subordinated Promissory Notes

In May 2010, in connection with the acquisition of TMX, the Company issued a $500 subordinated promissory note payable to TMX. The Promissory note is subordinated to the Company’s primary lender and is payable in twelve quarterly installments of $42, plus interest at 1%, with the first payment due on January 15, 2011. The Promissory note may be paid in whole or in part at any time without discount, premium, or penalty.

In May 2012, the Company assumed two Promissory Notes in connection with the acquisition of MarketNet, Inc. The first Promissory Note in the amount of $63 is payable in eight equal installments of $8, including interest accrued at 5%, and matured in May 2014. This note was paid in full as of September 30, 2014. The second Promissory Note in the amount of $80 is payable in twelve equal installments of $7, including interest accrued at 5%, and matures in May 2015.

 8.   Other Long Term Liabilities

Deferred Rent

In connection with the leases in Massachusetts, New York, and San Luis Obispo the Company made investments in leasehold improvements at these locations of approximately $1.6 million, of which the respective landlords funded approximately $857. The capitalized leasehold improvements are being amortized over the initial lives of each lease. The improvements funded by the landlords are treated as lease incentives. Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Condensed Consolidated Balance Sheet. As of December 31, 2014, $199 was reflected in Accrued Liabilities and $800 is reflected in Other Long Term Liabilities. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases.

9.   Shareholders’ Equity

Preferred Stock

On October 27, 2014, the Company sold 200,000 shares of Series A convertible preferred stock (the “Preferred Stock”) at a purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. Net proceeds to the Company after offering expenses were approximately $1.8 million. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplies by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The initial conversion price is $0.65, and is subject to adjustment in the event of stock splits or stock dividends. Any accrued but unpaid dividends on the shares of Preferred Stock to be converted shall also be converted in common stock at the conversion price. A mandatory provision also may provide that the Company will have the right to require the holders to convert shares of Preferred Stock into Conversion Shares if (i) the Company’s common stock has closed at or above $1.30 per share for ten consecutive trading days and (ii) the Conversion Shares are (A) registered for resale on an effective registration statement or (B) may be resold pursuant to Rule 144.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In the event of any liquidation, dissolution, or winding up of the Company, the holders of shares of Preferred Stock will be entitled to receive in preference to the holders of common stock, the amount equal to the stated value per share of Series A Preferred Stock plus declared and unpaid dividends, if any. After such payment has been made, the remaining assets of the Company will be distributed ratably to the holders of common stock.

Cumulative dividends are payable at a rate of 6% per year. If the Company does not pay the dividends in cash, then the Company may pay dividends in any quarter by delivery of additional shares of Preferred Stock (“PIK Election”). If the Company shall make the PIK Election with respect to the dividend payable, it shall deliver a number of shares of Preferred Stock equal to (A) the aggregate dividend payable to such holder as of the end of the quarter divided by (B) the lesser of (x) the then effective Conversion Price or (y) the average VWAP for the five (5) consecutive Trading Days prior to such dividend payment date. If, after two years, any Preferred Stock are outstanding the cash dividend rate will increase to 12.0% per year. The Company shall have the right to force conversion of the Preferred Stock into shares of Common Stock at any time after the Common Stock trades in excess of $1.30 per share. The Preferred Shares shall vote with the Common or an as converted basis.

In December 2014, the Company elected to declare a stock dividend (PIK election) for the first dividend payment date of January 2, 2015. The Company issued 2,132 preferred convertible shares in January 2015 to the preferred shareholders.

Common Stock

In June 2013, the Company sold 2,300,000 shares of common stock at $1.00 per share for gross proceeds of $2.3 million in a private placement. Net proceeds to the Company after offering expenses were approximately $2.1 million. In addition, the Company issued the investors and placement agent and its affiliates five year warrants to purchase an aggregate of 460,000 and 230,000 shares, respectively, of Bridgeline’s common stock at a price equal to $1.25 per share. There are no plans to register the common stock issued in this offering, however in the event the Company does register other Common stock, the Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

In January 2014, the Company issued 56,897 shares of common stock at $1.16 per share to four members of its Board of Directors in lieu of cash payments for their services as board members. The shares vested in equal installments on a monthly basis through the end of the service period of September 30, 2014. The aggregate fair value of the shares is $66 and was expensed over the service period.

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

Contingent Consideration

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 526,438 common shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 338,461 shares of Bridgeline Digital common stock is contingently issuable to the sellers of ElementsLocal. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. Through December 31, 2014, the stockholders of ElementsLocal earned 141,025 shares of common stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 204,331 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. Through December 31, 2014, the sole stockholder of MarketNet earned 144,738 shares of common stock. In addition, MarketNet is also eligible to earn additional equity consideration of 200,000 shares of Bridgeline Digital common stock if a certain annual revenue threshold is met in any fiscal year during the next three years.

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 166,666 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of Magnetic. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. Through December 31, 2014, the sole stockholder of Magnetic earned the full value or 166,666 shares of common stock.

Amended and Restated Stock Incentive Plan

Effective August 2014, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 4,500,000 million shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company.   Options granted under the Plan may be granted with contractual lives of up to ten years. There were 3,497,139 options outstanding reserved under the Plan as of December 31, 2014 and 1,002,861 shares available for future issuance.

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 300,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 150,000 shares. During the quarter ended December 31, 2014, employees purchased 2,421 shares for the most recent offering period.

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

On October 28, 2014, the Company issued five year warrants to the placement agent in the Company’s private placement of series A convertible preferred stock. The warrants are exercisable to purchase 307,692 shares of the Company’s common stock at a price equal to $0.65 per share.

As of December 31, 2014: (i) placement agent warrants to purchase 217,931, 230,000, 230,769, 142,300 and 307,692 shares at an exercise price of $1.40, $1.25, $1.30, $1.05 and $0.65, respectively are outstanding; (ii) investor warrants to purchase 460,000 and 177,700 shares at an exercise price of $1.25 and $1.05 and (iii) warrants issued to a non-employee consultant to purchase 25,000 shares at an exercise price of $1.00 and 25,000 shares at an exercise price of $2.00 are outstanding.

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2014	3,535,640	$0.98	1,508,700	$1.25
Granted	150,000	$0.65	307,692	$0.65
Exercised	-	$-	-	-
Forfeited or expired	(188,501)	$1.36	-	-
Outstanding, December 31, 2014	3,497,139	$0.94	1,816,392	$1.14

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

10.  Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss for three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,
	2014	2013
Balance at beginning of period	$(333)	$(162)
Foreign currency translation adjustment	(5)	(32)
Balance at end of period	$(338)	$(194)

11.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended
(in thousands, except per share data)	December 31,
	2014	2013
Net loss	$(2,110)	$(777)
Accrued dividends on convertible preferred stock	(21)	-
Net loss applicable to common shareholders	$(2,131)	$(777)

Weighted average common shares outstanding - basic	21,715	17,760
Effect of dilutive securities	-	-
Weighted average common shares outstanding - diluted	21,715	17,760

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.10)	$(0.04)

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

For the three months ended December 31, 2014, options to purchase shares of the Company’s common stock of 12,169 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Warrants to purchase 1,816,392 shares of common stock and contingent shares to be issued in connection with prior acquisitions of Marketnet, Magnetic and ElementsLocal have also been excluded as they are anti-dilutive to the Company’s net loss. Also, excluded in the computation of diluted loss per share are the Series A convertible preferred stock shares as they are anti-dilutive to the Company’s net loss.

12.  Income Taxes

Income tax expense was $35 and $21 for the three months ended December 31, 2014 and 2013. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

13.  Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Mr. Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc. was the agent for the past two private placements of Bridgeline Digital common stock in 2012 and 2013 and the private placement of convertible preferred stock in 2014. Taglich Brothers, Inc was also the agent for Bridgeline’s convertible debt offerings of $2 million and $1 million in September and November 2013, respectively. The fees paid to Taglich Brothers, Inc. in connection with the 2012 and 2013 private placements of common stock were $200 and $180, respectively. Fees paid to Taglich Brothers, Inc. in connection with the October 2014 convertible preferred stock were $160. Fees paid to Taglich Brothers, Inc. in connection with the 2013 convertible debt offerings were $240. Mr. Taglich personally owns more than 5% of Bridgeline stock. Other employees, affiliates and clients of Taglich Brothers, Inc. own approximately 3,000,000 shares of Bridgeline common stock and 200,000 shares of convertible preferred stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

14.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of December 31, 2014 the Company was not engaged with any material legal proceedings.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

15.  Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no additional material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

In November 2014, we released iAPPS version 5.2 which includes enhancements to iAPPS Marketier, the platform's native email solution. Among the upgrades to the integrated email solution is a new Communication Dashboard with intuitive features that empower corporate marketing teams to develop, manage and execute effective email campaigns. Now, with the latest release customers can build campaigns with custom email designs or use new email templates available to them out-of-the-box. Additionally, new dynamic list segmentation capabilities allow customers to easily nurture specific audiences with targeted communications. Other lead-generation and CRM upgrades to iAPPS 5.2 include a brand new Form Builder.

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

Customer Information

We currently have over 2,500 customers, the majority of which are iAPPSds customers who pay a monthly subscription fee. For the three months ended December 31, 2014 and 2013 no customer represented 10% or more of total revenue.

Results of Operations for the Three Months Ended December 31, 2014 compared to the Three Months Ended December 31, 2013

Total revenue for the three months ended December 31, 2014 was $5.0 million compared with $6.5 million for the three months ended December 31, 2013.  We had a net loss of ($2.1) million for the three months ended December 31, 2014 compared with net loss of ($777) thousand for the three months ended December 31, 2013.  Net loss per share was ($0.10) for the three months ended December 31, 2014 and ($0.04) for the three months ended December 31, 2013.

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	$	%
Net revenue:	2014	2013	Change	Change
Digital engagement services
iAPPS digital enagement services	$2,856	$3,912	(1,056)	(27%)
% of total net revenue	57%	60%
Other digital engagement services	375	637	(262)	(41%)
% of total net revenue	7%	10%
Subtotal digital engagement services	3,231	4,549	(1,318)	(29%)
% of total net revenue	64%	70%

Subscription and perpetual licenses	1,380	1,577	(197)	(12%)
% of total net revenue	28%	24%
Managed service hosting	401	387	14	4%
% of total net revenue	8%	6%
Total net revenue	$5,012	$6,513	$(1,501)	(23%)

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement related services and other digital engagement related services generated from non-iAPPS related engagements. Revenue from iAPPS digital engagement services decreased $1.1 million, or 27% to $2.9 million compared to $3.9 million for the three months ended December 31, 2013. The decrease in iAPPS digital engagements services is related to the timing in ramping up new engagements combined with project delays on existing engagements. Revenue from non-iAPPS digital engagement services decreased $262 thousand, or 41%, to $375 thousand for the three months ended December 31, 2014 compared to $637 thousand for the three months ended December 31, 2013. The decrease compared to the prior period is due to a decrease in non-iAPPS engagement services as we continue to concentrate on selling higher-margin iAPPS digital engagements to both new and existing customers. In total, revenue from digital engagement services decreased $1.3 million, or 29%, to $3.2 million for the three months ended December 31, 2014 compared to $4.5 million for the three months ended December 31, 2013.

Digital engagement services revenue as a percentage of total revenue decreased to 64% from 70% for the three months ended December 31, 2014 compared to the prior period.  The decrease is attributable to the decreases in both iAPPS and non iAPPS digital engagement services revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses decreased $197 thousand, or 12%, to $1.4 million for the three months ended December 31, 2014 compared to $1.6 million for the three months ended December 31, 2013.  The decrease is due to a decrease in perpetual licenses sold and recognized in the current quarter as a larger percentage of our engagements sold have been SaaS rather than perpetual.

Subscription and perpetual license revenue as a percentage of total revenue increased to 28% for the three months ended December 31, 2014 from 24% compared to the three months ended December 31, 2013. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues.

Managed Service Hosting

Revenue from managed service hosting increased $14 thousand, or 4%, to $401 thousand for the three months ended December 31, 2014 compared to $387 thousand for the three months ended December 31, 2013.   The increase is due to new customers who host their perpetual licenses in our environment.

Managed services revenue as a percentage of total revenue increased to 8% for the three months ended December 31, 2014 from 6% for three months ended December 31, 2013. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues.

Costs of Revenue

Total cost of revenue increased $84 thousand to $3.1 million for the three months ended December 31, 2014 compared to $3.0 million for the three months ended December 31, 2013. This increase is attributable to fixed labor costs to deliver iAPPS digital engagement services.

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	$	%
Cost of revenue:	2014	2013	Change	Change
Digital engagement services
iAPPS digital engagement costs	2,339	2,115	224	11%
% of iAPPS digital engagement services revenue	82%	54%
Other digital engagement costs	225	388	(163)	(42% )
% of other digital engagement services revenue	60%	61%
Subtotal digital engagement costs	2,564	2,503	61	2%
% of digital engagement services revenue	79%	55%

Subscription and perpetual licenses	430	397	33	8%
% of subscription and perpetual revenue	31%	25%
Managed service hosting	74	84	(10)	(12% )
% of managed service hosting revenue	18%	22%
Total cost of revenue	3,068	2,984	84	3%
Gross profit	$1,944	$3,529	$(1,585)	(45% )
Gross profit margin	39%	54%

Cost of Digital Engagement Services

Cost of digital engagement services increased $61 thousand, or 2%, to $2.6 million for the three months ended December 31, 2014 compared to $2.5 million for the three months ended December 31, 2013. Costs associated with non-iAPPS related engagements decreased in line with non-iAPPS digital engagement services. The increase in iAPPS digital related costs is attributable to fixed labor costs to deliver iAPPS digital engagement services combined with some iAPPS ds projects sold at lower margins.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $33 thousand, or 8%, to $430 thousand for the three months ended December 31, 2014 compared to $397 thousand for the three months ended December 31, 2013. This slight increase is due to fixed costs to support our network operations center.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 31% from 25% compared to the three months ended December 31, 2013.  This is due to a decrease in perpetual revenue recognized in the current quarter compared to the previous.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $10 thousand, or 12%, for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The cost of managed services as a percentage of managed services revenue decreased to 18% from 22% compared to the three months ended December 31, 2013. The percentage decreases are attributable to fixed costs to support the network operations center.

Operating Expenses

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	$	%
Operating expenses:	2014	2013	Change	Change
Sales and marketing	1,810	2,110	(300)	(14%	)
% of total revenue	36%	32%
General and administrative	993	1,031	(38)	(4%	)
% of total revenue	20%	16%
Research and development	602	523	79	15%
% of total revenue	12%	8%
Depreciation and amortization	452	454	(2)	-
% of total revenue	9%	7%
Total operating expenses	3,857	4,118	(261)	(6%	)

Sales and Marketing Expenses

Sales and marketing expenses decreased $300 thousand to $1.8 million, or 14%, for the three months ended December 31, 2014 compared to $2.1 for the three months ended December 31, 2013.  Sales and marketing expenses represented 36% and 32% of total revenue for the three months ended December 31, 2014 and 2013, respectively.

The decreases for the three months ended December 31, 2014 compared to the prior period is primarily attributable to decreases in sales commissions and marketing expenses.

General and Administrative Expenses

General and administrative expenses decreased $38 thousand, or 4%, to $993 thousand for the three months ended December 31, 2014 compared to $1.0 million for the three months ended December 31, 2013.   General and administrative expenses represented 20% of total revenue compared to 16% in the prior period. The decrease in expense was due to decreases in headcount and the decrease in general legal expenses.

Research and Development

Research and development expense increased by $79 thousand, or 15%, to $602 thousand for the three months ended December 31, 2014 compared to $523 thousand for the three months ended December 31, 2013.  The increase in research and development expense is due to an increase in headcount and personnel expenses.

Depreciation and Amortization

Depreciation and amortization expense remained relatively flat for the three months ended December 31, 2014 compared to the three months ended December 31, 2013.  Equipment related depreciation and amortization related to leasehold improvements declined slightly due to retirements, but was offset almost entirely by amortization related to intangibles acquired in the Elements/Local acquisition. Depreciation and amortization represented 9% and 7% of revenue for the three months ended December 31, 2014 and 2013.

Net Loss

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	$	%
	2014	2013	Change	Change

Loss from operations	(1,913)	(589)	(1,324)	225%
Interest income (expense) net	(162)	(167)	5	(3% )
Loss before income taxes	(2,075)	(756)	(1,319)	174%
Provision for income taxes	35	21	14	67%

Net loss	$(2,110)	$(777)	$(1,333)	172%

Loss from operations

The loss from operations was ($1.9) million for three months ended December 31, 2014, compared to a loss of ($589) thousand in the prior period. Contributing to the overall loss was a decrease in gross profit margin by 15% as we maintained fixed costs to support our revenue base. The decline in the gross profit margin was partially offset by a decrease in overall operating expenses, as we streamlined costs in line with the expected revenue shortfall.

Income Taxes

The provision for income tax expense was $35 thousand and $21 thousand for the three months ended December 31, 2014 and 2013, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended
	December 31,
	2014	2013
Net loss	$(2,110)	$(777)
Provision for income tax	35	21
Interest expense (income), net	162	167
Amortization of intangible assets	152	125
Depreciation	279	322
EBITDA	(1,482)	(142)
Other amortization	146	120
Stock based compensation	89	42
Adjusted EBITDA	$(1,247)	$20

The decrease in Adjusted EBITDA is primarily due to the decrease in revenues and gross profit margin.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $1.2 million for the three months ended December 31, 2014 compared to cash used in operating activities of $1.4 million for the three months ended December 31, 2013. This decrease compared to the prior period was due a decrease in accounts receivable due to collection activities, payments made to vendors in the comparable period, and the adjustments for non-cash items such as amortization and depreciation for the period, offset by the higher net loss for the period.

Investing Activities

Cash used in investing activities was $255 thousand for the three months ended December 31, 2014 compared to $341 thousand for the three months ended December 31, 2013.   In the three months ended December 31, 2014, we purchased additional equipment to support our network operations center and made contingent acquisition payments.

Financing Activities

Cash provided by financing activities was $1.3 million for the three months ended December 31, 2014 compared to cash used in financing activities of $406 thousand for the three months ended December 31, 2013.  The increase in cash provided by financing activities is primarily attributable to a private placement of 200,000 shares of Series A convertible preferred stock in October 2014, which raised a net $1.8 million in funds, as well as $500 thousand received from Mr. Taglich for a term note with a maturity date of June 2016, and a short term loan from BridgeBank of $610 thousand. Offsetting these proceeds, were payments of $461 thousand on the Bridge Bank line of credit and $1.0 million on a short term loan from BridgeBank.

Capital Resources and Liquidity Outlook

In January 2015 and February 2015, we issued $1 million of term notes to Michael Taglich. The January 2015 term note of $500,000 has a maturity date of June 30, 2016 and the February 2015 term note of $500,000 has a maturity date of September 1, 2016. Both notes accrue interest at 7% per annum.

We believe that cash generated from operations, proceeds from the bank line of credit, the sale of common stock and sale of preferred stock, and term loans from shareholders will be sufficient to fund the Company’s working capital and capital expenditure needs in the foreseeable future. However, we currently have a borrowing facility with Bridge Bank from which we can borrow, and this line is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Commitments and Contingencies

As of December 31, 2014, we had an accrued contingent earnout liability of $689 thousand from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2016. Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.

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

Customers may also license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”.  SaaS is a model of software deployment where an application is hosted as a service provided to customers across the Internet.  Subscription agreements include access to the Company’s software application via an internet connection, the related hosting of the application, and PCS.  Customers receive automatic updates and upgrades, and new releases of the products as soon as they become available. Customers cannot take possession of the software.  Subscription agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party upon 90 days’ notice.  Revenue is recognized monthly as the services are delivered.  Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the life of subscription period or the expected lives of customer relationships. We continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals.

Managed Service Hosting

Managed service hosting includes hosting arrangements that provide for the use of certain hardware and infrastructure for those customers who do not wish to host our applications independently.  Hosting agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party generally upon 30-days’ notice.  Revenue is recognized monthly as the hosting services are delivered.   Set up fees paid by customers in connection with managed hosting services are deferred and recognized ratably over the longer of the life of the hosting period or the expected lives of customer relationships. We continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals.

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

Accounting for Stock-Based Compensation

At December 31, 2014, we maintained one stock-based compensation plan and one employee stock purchase plan which are more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2014.

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

As of December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2014.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended December 31, 2014. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Preferred Stock

On October 27, 2014, the Company sold 200,000 shares of Series A convertible preferred stock (the “Preferred Stock”) at purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. Net proceeds to the Company after offering expenses were approximately $1.8 million. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The initial conversion price is $0.65, and is subject to adjustment in the event of stock splits or stock dividends. Any accrued but unpaid dividends on the shares of Preferred Stock to be converted shall also be converted in common stock at the conversion price. A mandatory provision also may provide that the Company will have the right to require the holders to convert shares of Preferred Stock into Conversion Shares if (i) the Company’s common stock has closed at or above $1.30 per share for ten consecutive trading days and (ii) the Conversion Shares are (A) registered for resale on an effective registration statement or (B) may be resold pursuant to Rule 144.

In the event of any liquidation, dissolution, or winding up of the Company, the holders of shares of Preferred Stock will be entitled to receive in preference to the holders of common stock, the amount equal to the stated value per share of Series A Preferred Stock plus declared and unpaid dividends, if any. After such payment has been made, the remaining assets of the Company will be distributed ratably to the holders of common stock.

Stock Options

During the fiscal quarter ended December 31, 2014, the Company granted 150,000 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $0.65 per share.

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

Item 5.  Other Information.

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation

On February 12, 2015, the Company issued a Term Note (the “Note”) to Michael Taglich to document a loan by Mr. Taglich to the Company of $500,000. The terms of the Note provide that the Company will pay interest at a rate of 7% per annum and the note will mature on September 1, 2016.

In consideration of the loan by Mr. Taglich, on February 12, 2015 the Company issued Mr. Taglich a warrant to purchase 300,000 shares of Common Stock of the Company at a price equal to $0.80 per share. The warrant has a term of five years and is first exercisable six months after the date of issuance. The Company agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrant.

Mr. Taglich is a member of the Board of Directors of the Company.

Amended and Restated Bylaws

On February 10, 2015, the Company’s Board of Directors amended and restated its by-laws (the “Amended Bylaws”).

Article VIII of the Amended Bylaws were amended to: (i) provide that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for certain legal actions, including (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of the Company to the Company or the Company’s stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (d) any action asserting a claim governed by the internal affairs doctrine; (ii) provide for fee-shifting with respect to certain types of litigation brought against the Company and/or any director, officer, employee or affiliate where the claiming parties do not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought; and (iii) include a severability provision.

The foregoing description of the Amended Bylaws, Note and warrant does not purport to be complete and is qualified in its entirety by reference to the full text of such documents, copies of which are filed as exhibits to this Report on Form 10-Q.

Item 6.       Exhibits.

Exhibit No.	Description of Document

3.1	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014).

3.2	Amended and Restated By-Laws

10.1	Term Note In principal amount of $500,000 dated February 12, 2015

10.2	Common Stock Purchase Warrant Issued by Company to Michael Taglich dated February 12, 2015

10.3	Securities Purchase Agreement between Bridgeline Digital, Inc and the investors therein, dated October 28, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2014).

10.4	Form of Common Stock Purchase Warrant issued to Placement Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 4, 2014).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

February 17, 2015	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

February 17, 2015	/s/ Michael D. Prinn
Date	Michael D. Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

3.2	Amended and Restated By-Laws

10.1	Term Note In principal amount of $500,000 dated February 12, 2015

10.2	Common Stock Purchase Warrant Issued by Company to Michael Taglich dated February 12, 2015

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.