Form 10-Q
period 2015-03-31
Bridgeline Digital, Inc.
filed 2015-05-15
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of May 11, 2015 was 4,441,381.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2015

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2015

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

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	March 31,	September 30,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$1,126	$1,256
Accounts receivable and unbilled receivables, net	3,989	3,342
Prepaid expenses and other current assets	765	747
Total current assets	5,880	5,345
Equipment and improvements, net	2,005	2,175
Intangible assets, net	1,276	1,582
Goodwill	23,141	23,141
Other assets	1,050	1,317
Total assets	$33,352	$33,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,507	$1,126
Accrued liabilities	936	957
Accrued earnouts, current	464	487
Debt, current	759	985
Capital lease obligations, current	428	364
Deferred revenue	2,914	1,990
Total current liabilities	7,008	5,909

Accrued earnouts, net of current portion	226	381
Debt, net of current portion	7,048	5,935
Capital lease obligations, net of current portion	115	247
Other long term liabilities	1,222	1,155
Total liabilities	15,619	13,627

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 40,427 at March 31, 2015 and 0 at September 30, 2014, issued and outstanding (liquidation preference $2,051)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 4,441,381 at March 31, 2015 and 4,388,583 at September 30, 2014, issued and outstanding	22	22
Additional paid-in capital	49,829	47,773
Accumulated deficit	(31,763)	(27,529)
Accumulated other comprehensive loss	(355)	(333)
Total stockholders’ equity	17,733	19,933
Total liabilities and stockholders’ equity	$33,352	$33,560

      The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net revenue:
Digital engagement services	$3,057	$3,610	$6,271	$8,159
Subscription and perpetual licenses	1,359	1,307	2,755	2,884
Managed service hosting	371	385	773	772
Total net revenue	4,787	5,302	9,799	11,815
Cost of revenue:
Digital engagement services	2,513	2,669	5,076	5,172
Subscription and perpetual licenses	463	452	893	849
Managed service hosting	74	68	148	152
Total cost of revenue	3,050	3,189	6,117	6,173
Gross profit	1,737	2,113	3,682	5,642
Operating expenses:
Sales and marketing	1,534	1,928	3,344	4,038
General and administrative	1,136	1,167	2,129	2,198
Research and development	467	579	1,069	1,102
Depreciation and amortization	442	551	894	1,005
Total operating expenses	3,579	4,225	7,436	8,343
Loss from operations	(1,842)	(2,112)	(3,754)	(2,701)
Interest and other expense, net	(203)	(167)	(366)	(334)
Loss before income taxes	(2,045)	(2,279)	(4,120)	(3,035)
Provision for income taxes	28	35	63	56
Net loss	(2,073)	(2,314)	(4,183)	(3,091)
Dividends on convertible preferred stock	(30)	-	(51)	-
Net loss applicable to common shareholders	$(2,103)	$(2,314)	$(4,234)	$(3,091)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.49)	$(0.65)	$(0.98)	$(0.86)
Number of weighted average shares outstanding:
Basic and diluted	4,271,508	3,558,922	4,307,265	3,578,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net Loss	$(2,073)	$(2,314)	$(4,183)	$(3,091)

Net change in foreign currency translation adjustment	(17)	(93)	(22)	(125)
Comprehensive loss	$(2,090)	$(2,407)	$(4,205)	$(3,216)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,183)	$(3,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	306	341
Depreciation	556	647
Other amortization	310	272
Stock-based compensation	162	167
Contingent earnout liability adjustment	131	-
Change in deferred taxes	45	-
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	(647)	(251)
Prepaid expenses and other assets	320	446
Accounts payable and accrued liabilities	(11)	(621)
Deferred revenue	924	426
Other liabilities	(106)	5
Total adjustments	1,990	1,432
Net cash used in operating activities	(2,193)	(1,659)
Cash flows used in investing activities:
Purchase of equipment and improvements	(54)	(224)
Software development capitalization costs	(36)	(106)
Contingent acquisition payments	(309)	(284)
Net cash used in investing activities	(399)	(614)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	2,753
Proceeds from issuance of convertible debt, net of issuance costs	-	913
Proceeds from exercise of employee stock options	-	185
Proceeds from employee stock purchase plan	2	13
Proceeds from issuance of 40,000 shares of preferred stock, net of issuance costs	1,776	-
Proceeeds from bank term loan	1,460	746
Proceeds from term note from stockholder	1,000	-
Borrowings on bank line of credit	625	-
Payments on bank term loan	(1,610)	(273)
Payments on bank line of credit	(515)	(1,026)
Payments on subordinated promissory notes	(14)	(71)
Principal payments on capital leases	(240)	(217)
Net cash provided by financing activities	2,484	3,023
Effect of exchange rate changes on cash and cash equivalents	(22)	(125)
Net (decrease)/increase in cash and cash equivalents	(130)	625
Cash and cash equivalents at beginning of period	1,256	2,830
Cash and cash equivalents at end of period	$1,126	$3,455
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$114	$104
Income taxes	$18	$44
Non cash investing and financing activities:
Equipment purchased under capital leases	$172	$89
Other assets included in accounts payable	$19	$22
Accrued dividends on convertible preferred stock	$51	-

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

The iAPPS Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. Most recently, in 2015, we were named a finalist for the 2015 SIIA CODiE Award for Best Web Content Management Platform. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

Reverse Stock Split

On May 4, 2015, the Company’s Shareholders and the Board of Directors approved a reverse stock split pursuant to which all classes of our issued and outstanding shares of common stock at the close of business on such date were combined and reconstituted into a smaller number of shares of common stock in a ratio of 1 share of common stock for every 5 shares of common stock (“1-for-5 reverse stock split”). The 1-for-5 reverse stock split is effective as of close of business on May 7, 2015 and the Company’s stock began trading on a split-adjusted basis on May 8, 2015.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The reverse stock split reduces the number of shares of the Company’s common stock currently outstanding from approximately 22 million shares to approximately 4.4 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, convertible notes and stock options, and to the number of shares issued and issuable under the Company’s Amended and Restated Stock Incentive Plan. Upon the effectiveness of the 1-for-5 reverse stock split, each five shares of the Company’s issued and outstanding common stock have been automatically combined and converted into one issued and outstanding share of common stock, par value $.001. The Company did not issue any fractional shares in connection with the reverse stock split. Instead, fractional share interests were rounded up to the next largest whole share. The reverse stock split does not modify the rights or preferences of the common stock. The number of authorized shares of the Company’s common stock remains at 50 million shares and the par value remains $0.001.

The accompanying unaudited condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the 1-for-5 reverse stock split.

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund acquisitions to broaden our geographic footprint, develop new products, and build infrastructure, while also ramping down a lower margin services model. The Company is currently working on reducing operating expenses. The Company’s management believes it will have an appropriate cost structure for its anticipated sales in the second half of fiscal 2015. Management believes that operating expenses will be reduced to the point where the Company can drive positive Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and stock-based compensation charges). As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. However, there can be no assurance that the anticipated sales level will be achieved. The Company also maintains a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”) which provides for up to $5 million of revolving credit advances. Borrowing is limited to the lesser of the $5 million or 80% of eligible receivables. In May 2015, the Company extended the term of its BridgeBank Loan Agreement from an expiration date of March 31, 2016 to June 30, 2016. Additionally, the Company can borrow up to $1 million in out of formula borrowings, which are further guaranteed by a director/shareholder of the Company. Subsequent to the quarter end, the Company received $500 in a long-term note from a director/shareholder stockholder of the Company

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014, and the interim Condensed Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows for the three and six months ended March 31, 2015 and 2014 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the same instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2014. These interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at March 31, 2015 and September 30, 2014 and its results of operations and cash flows for the three and six months ended March 31, 2015 and 2014. The results for the three and six months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending September 30, 2015. The accompanying September 30, 2014 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements, except as already disclosed in these financial statements.

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

3.	Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	March 31, 2015	September 30, 2014
Accounts receivable	$3,529	$3,303
Unbilled receivables	662	229
Subtotal	4,191	3,532
Allowance for doubtful accounts	(202)	(190)
Accounts receivable and unbilled receivables, net	$3,989	$3,342

4.	Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of March 31, 2015 and September 30, 2014 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of March 31, 2015 and September 30, 2014 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015

	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	$-	$-	$690	$690
Warrant liability	-	-	98	98
Total Liabilities	$-	$-	$788	$788

	September 30, 2014

	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	$-	$-	$868	$868
Warrant liability	-	-	39	39
Total Liabilities	$-	$-	$907	$907

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

The following table summarizes the changes in contingent consideration for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Beginning balance	$689	$1,511	$868	$1,511
Adjustments	131	-	131	-
Payments	(130)	(643)	(309)	(643)
Ending balance	$690	$868	$690	$868

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table summarizes the changes in warrant liability for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Beginning balance	$30	$-	$39	$-
Warrant liability	95	72	95	72
Fair value adjustment	(27)	(33)	(36)	(33)
Ending balance	$98	$39	$98	$39

5.	Intangible Assets

The components of intangible assets are as follows:

	As of	As of
	March 31, 2015	September 30, 2014
Domain and trade names	$10	$10
Customer related	1,014	1,284
Non-compete agreements	252	288
Balance at end of period	$1,276	$1,582

Total amortization expense related to intangible assets for the three months ended March 31, 2015 and 2014 was $154 and $216, and $306 and $341 for the six months ended March 31, 2015 and 2014, respectively, and are reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal years 2015 (remaining), 2016, 2017, and 2018 and thereafter is $254, $428, $333, and $251, respectively.

6.	Goodwill

Changes in the carrying amount of goodwill follows:

	As of	As of
	March 31, 2015	September 30, 2014
Balance at beginning of period	$23,141	$23,777
Purchase price allocation adjustments	-	(636)
Balance at end of period	$23,141	$23,141

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

7.	Debt

Debt consists of the following:

	As of	As of
	March 31, 2015	September 30, 2014
Line of credit borrowings	$3,048	$2,938
Bank term loan	850	1,000
Subordinated convertible debt	3,000	3,000
Term notes from shareholder	1,000	-
Subordinated promissory notes	7	21
Subtotal debt	$7,905	$6,959
Other (debt discount warrants)	$(98)	$(39)
Total debt	$7,807	$6,920
Less current portion	$759	$985
Long term debt, net of current portion	$7,048	$5,935

Line of Credit and Bank Term Loan

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank (“SVB”), which expired on December 31, 2013. The Loan Agreement has a 27 month term which expires on March 31, 2016. In May 2015, the Company extended the term to June 30, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings bear interest at BridgeBank’s prime plus 1.00% (4.25%).  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial and reporting covenants including an Asset Coverage Ratio. As of March 31, 2015, the Company had an outstanding balance under the BridgeBank Loan Agreement of $3.0 million. The Company was in compliance with all reporting covenants for the period ended March 31, 2015. At March 31, 2015, the Company also had an outstanding short term loan with BridgeBank of $850 which was repaid in April 2015.

In December 2014, the Company signed an Amendment to its Loan and Security Agreement with Bridge Bank (the “Amendment”). As part of the Amendment Mr. Michael Taglich, a member of the Board of Directors, signed an unconditional guaranty (the “Guaranty”) and promise to pay the Company’s lender, Bridge Bank, N.A all indebtedness in an amount not to exceed $1 million in connection with the out of formula borrowings. The Amendment also modified certain monthly financial reporting requirements and financial covenants on a prospective basis commencing as of the effective date of the Amendment.

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

Subordinated Convertible Debt

On September 30, 2013, the Company entered into a Note Purchase Agreement (the "Purchase Agreement") with accredited investors pursuant to which Bridgeline Digital sold an aggregate of $2.0 million of 10% secured subordinated convertible notes (the "Notes"). The gross proceeds to Bridgeline Digital at the closing of this private placement were $2.0 million. The Notes accrue interest at a rate of ten percent (10%) per annum and mature on September 30, 2016. Interest on the Notes is payable quarterly in cash. The Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $6.50 per share at any time prior to the maturity date, provided that no holder may convert the Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion.

On November 6, 2013, the Company entered into an amendment (the "Amendment") to the Purchase Agreement by and among Bridgeline Digital and the accredited investors’ party thereto. The Amendment increased the aggregate amount of 10% secured subordinated convertible notes (the "New Notes") able to be sold by Bridgeline Digital to $3.0 million. On November 6, 2013, Bridgeline Digital sold an additional $1.0 million of New Notes (the "Second Closing"). The gross proceeds to Bridgeline Digital at the Second Closing of this private placement were $1.0 million. The Notes accrue interest at a rate of ten percent (10%) per annum and mature on November 6, 2016. Interest on the Notes is payable quarterly in cash. The Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $6.50 per share at any time prior to the maturity date, provided that no holder may convert the Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion.

The Notes are secured by all of Bridgeline Digital's assets. The security interest granted to the holders of the Notes is subordinate to the security interest held by Bridgeline Digital's senior lender, BridgeBank. Bridgeline Digital may prepay any portion of the principal amount of the outstanding Notes at any time, provided that if Bridgeline Digital prepays any principal on or before September 30, 2014, Bridgeline Digital will pay a penalty equal to 10% of the principal amount being prepaid. Under certain circumstances Bridgeline Digital has the right to force conversion of the Notes into shares of Bridgeline Digital common stock in the event the Bridgeline Digital common stock trades in excess of $13.00 per share for 20 trading days out of any 30 trading day period.

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

The placement agent for both transactions was Taglich Brothers, Inc. As compensation for the initial transaction on September 30, 2013, Bridgeline Digital paid a fee of $160 and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 30,770 shares of common stock at an exercise price equal to $6.50 per share. The warrants are first exercisable on March 30, 2014, and provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision. As compensation for the Second Closing, Bridgeline Digital paid Taglich Brothers, Inc. a fee of $80 and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 15,385 shares of common stock at an exercise price equal to $6.50 per share. The warrants are first exercisable on May 6, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision. Fair market value of the warrants are $49 and is included in current liabilities and non-current debt with the offsetting amount recorded to additional paid in capital in the Condensed Consolidated Balance Sheet. The fair market value of the warrants will be amortized on a straight-line basis over the estimated life of two years.

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

Term Notes from Shareholder

On January 7, 2015, Bridgeline issued a Term Note to Michael Taglich to document a loan by Michael Taglich to Bridgeline of $500. The funds were received in December 2014 and are reflected in Long Term Debt on the Balance Sheet. The terms of the Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on June 30, 2016. On February 9, 2015, the Company entered into a second Term Note (“Second Note”) for $500 with Mr. Taglich. The terms of the Second Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on September 1, 2016. Subsequent to the end of the quarter, the Company entered into a third Term Note (“Third Note”) for $500 with Mr. Taglich. The terms of the Third Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on September 1, 2016.

In consideration of the loan by Michael Taglich and a personal guaranty delivered by Michael Taglich to Bridge Bank, N.A. for the benefit of Bridgeline on December 19, 2014 (the “Guaranty”), on January 7, 2015 the Company issued Michael Taglich a warrant to purchase 60,000 shares of Common Stock of the Company at a price equal to $4.00 per share. Mr. Taglich was also issued additional warrants in the amount of 60,000 in conjunction with the Second note of $500. The warrants have a term of five years and are exercisable six months after the date of issuance. Bridgeline agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrants. On January 7, 2015, Bridgeline also entered into a side letter with Michael Taglich pursuant to which Bridgeline agreed in the event the Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 30,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015. In May 2015, Mr. Taglich was issued additional warrants in the amount of 60,000 at an exercise price of $4.00 in conjunction with the Third note of $500.

Subordinated Promissory Notes

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

Deferred Rent

In connection with the leases in Massachusetts, New York, and San Luis Obispo, the Company made investments in leasehold improvements at these locations of approximately $1.6 million, of which the respective landlords funded approximately $857. The capitalized leasehold improvements are being amortized over the initial lives of each lease. The improvements funded by the landlords are treated as lease incentives. Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Condensed Consolidated Balance Sheet. As of March 31, 2015, $255 was reflected in Accrued Liabilities and $715 is reflected in Other Long Term Liabilities. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases.

9.	Shareholders’ Equity

Reverse Stock Split

On May 4, 2015, the Company’s Shareholders and the Board of Directors approved a reverse stock split pursuant to which all classes of our issued and outstanding shares of common stock at the close of business on such date were combined and reconstituted into a smaller number of shares of common stock in a ratio of 1 share of common stock for every 5 shares of common stock (“1-for-5 reverse stock split”). The 1-for-5 reverse stock split is effective as of close of business on May 7, 2015 and the Company’s stock began trading on a split-adjusted basis on May 8, 2015.

The reverse stock split reduces the number of shares of the Company’s common stock currently outstanding from approximately 22 million shares to approximately 4.4 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, convertible notes and stock options, and to the number of shares issued and issuable under the Company’s Amended and Restated Stock Incentive Plan. Upon the effectiveness of the 1-for-5 reverse stock split, each five shares of the Company’s issued and outstanding common stock have been automatically combined and converted into one issued and outstanding share of common stock, par value $.001. The Company will not issue any fractional shares in connection with the reverse stock split. Instead, fractional share interests were rounded up to the next largest whole share. The reverse stock split does not modify the rights or preferences of the common stock. The number of authorized shares of the Company’s common stock remains at 50 million shares and the par value remains $0.001.

The accompanying unaudited condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the 1-for-5 reverse stock split.

Preferred Stock

On October 27, 2014, the Company sold 40,000 shares of Series A convertible preferred stock (the “Preferred Stock”) at a purchase price of $50.00 per share for gross proceeds of $2.0 million in a private placement. Net proceeds to the Company after offering expenses were approximately $1.8 million. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplies by the stated value of $50.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The initial conversion price is $3.25, and is subject to adjustment in the event of stock splits or stock dividends. Any accrued but unpaid dividends on the shares of Preferred Stock to be converted shall also be converted in common stock at the conversion price. A mandatory provision also may provide that the Company will have the right to require the holders to convert shares of Preferred Stock into Conversion Shares if (i) the Company’s common stock has closed at or above $6.50 per share for ten consecutive trading days and (ii) the Conversion Shares are (A) registered for resale on an effective registration statement or (B) may be resold pursuant to Rule 144.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Cumulative dividends are payable at a rate of 6% per year. If the Company does not pay the dividends in cash, then the Company may pay dividends in any quarter by delivery of additional shares of Preferred Stock (“PIK Election”). If the Company shall make the PIK Election with respect to the dividend payable, it shall deliver a number of shares of Preferred Stock equal to (A) the aggregate dividend payable to such holder as of the end of the quarter divided by (B) the lesser of (x) the then effective Conversion Price or (y) the average VWAP for the five (5) consecutive Trading Days prior to such dividend payment date. If, after two years, any Preferred Stock are outstanding the cash dividend rate will increase to 12.0% per year. The Company shall have the right to force conversion of the Preferred Stock into shares of Common Stock at any time after the Common Stock trades in excess of $6.50 per share. The Preferred Shares shall vote with the Common on an as converted basis.

In December 2014, the Company elected to declare a stock dividend (PIK election) for the first dividend payment date of January 2, 2015. The Company issued 427 preferred convertible shares in January 2015 to the preferred shareholders. In March 2015, the Company elected to declare a stock dividend (PIK election) for the second dividend payment date of April 1, 2015. The Company issued 600 preferred convertible shares in April 2015 to the preferred shareholders.

Common Stock

In June 2013, the Company sold 460,000 shares of common stock at $5.00 per share for gross proceeds of $2.3 million in a private placement. Net proceeds to the Company after offering expenses were approximately $2.1 million. In addition, the Company issued the investors and placement agent and its affiliates five year warrants to purchase an aggregate of 92,000 and 46,000 shares, respectively, of Bridgeline’s common stock at a price equal to $6.25 per share. There are no plans to register the common stock issued in this offering, however in the event the Company does register other Common stock, the Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

In January 2014, the Company issued 11,380 shares of common stock at $5.80 per share to four members of its Board of Directors in lieu of cash payments for their services as board members. The shares vested in equal installments on a monthly basis through the end of the service period of September 30, 2014. The aggregate fair value of the shares is $66 and was expensed over the service period. In March 2015, the Company issued 20,417 shares of common stock at $2.40 per share to four members of its Board of Directors in lieu of cash payments for their services as board members. The shares vested in equal installments on a monthly basis through the end of the service period of September 30, 2015. The aggregate fair value of the shares is $50 and is being expensed over the service period.

In March 2014, the Company sold 640,000 shares of common stock at $4.75 per share for gross proceeds of $3 million in a private placement. Net proceeds to the Company after offering expenses were approximately $2.7 million. In addition, the Company issued the placement agent five year warrants to purchase an aggregate of 64,000 shares of Bridgeline’s common stock at a price equal to $5.25 per share. There are no plans to register the common stock issued in this offering, however in the event the Company does register other common stock, the Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

In March 2015, the Company issued 40,834 shares of common stock at $2.40 per share to four members of our Board of Directors in lieu of cash payments for their services as board members. The shares vest in equal installments on a monthly basis through the end of the service period of September 30, 2015. The aggregate fair value of the shares is $98 and will be expensed over the service period. A total of $25 was recorded as expense in the three months ended March 31, 2015.

Contingent Consideration

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 105,288 common shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 67,693 shares of Bridgeline Digital common stock is contingently issuable to the sellers of ElementsLocal. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. Through March 31, 2015, the stockholders of ElementsLocal earned 33,846 shares of common stock.

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 40,867 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. Through March 31, 2015, the sole stockholder of MarketNet earned 31,726 shares of common stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 33,334 shares of Bridgeline Digital common stock was contingently issuable to the sole stockholder of Magnetic. The contingent consideration was payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. As of March 31, 2015, the sole stockholder of Magnetic earned the full value or 33,334 shares of common stock.

Amended and Restated Stock Incentive Plan

Effective August 2014, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 900,000 million shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Options granted under the Plan may be granted with contractual lives of up to ten years. There were 781,228 options outstanding reserved under the Plan as of March 31, 2015 and 118,773 shares available for future issuance.

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 60,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 30,000 shares. During the six months ended March 31, 2015, employees purchased 485 shares for the most recent offering period.

Common Stock Warrants

On October 21, 2010, the Company issued 10,000 common stock warrants to purchase shares of the Company’s common stock to a non-employee consultant as compensation for services rendered. The warrants vested over a one year period and expire on October 15, 2015. Of the warrants issued, 5,000 are exercisable at an exercise price of $5.00 per share and 5,000 are exercisable at an exercise price of $10.00 per share.

On May 31, 2012, the Company issued five year warrants to the placement agent in the Company’s private placement. The warrants are exercisable to purchase 43,587 shares of the Company’s common stock at a price equal to $7.00 per share.

On June 19, 2013, the Company issued five year warrants to the investors and placement agent in the Company’s private placement. The warrants are exercisable to purchase 92,000 and 46,000 shares, respectively, of the Company’s common stock at a price equal to $6.25 per share.

On September 30, 2013, the Company issued five year warrants to the placement agent in the Company’s placement of subordinated convertible debt. The warrants are exercisable to purchase 30,770 of the Company’s common stock at a price equal to $6.50 per share.   The warrants are first exercisable on March 30, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision.

On November 1, 2013, the Company issued five year warrants to the placement agent in the Company’s placement of subordinated convertible debt. The warrants are exercisable to purchase 15,385 shares of the Company’s common stock at a price equal to $6.50 per share. The warrants are first exercisable on May 6, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision.

In March 2014, the Company issued five year warrants to the investors and placement agent in the Company’s private placement. The warrants are exercisable to purchase 64,000 shares of the Company’s common stock at a price equal to $5.25 per share.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

On October 28, 2014, the Company issued five year warrants to the placement agent in the Company’s private placement of series A convertible preferred stock. The warrants are exercisable to purchase 61,539 shares of the Company’s common stock at a price equal to $3.25 per share.

In connection with a $1 million term notes issued in the three months ended March 31, 2015, the Company issued warrants to an director/shareholder. The warrants are exercisable to purchase 120,000 shares of the Company’s common stock at a price equal to $4.00 per share.

As of March 31, 2015: (i) placement agent warrants to purchase 43,587, 46,000, 46,154, 28,460, and 61,539 shares at an exercise price of $7.00, $6.25, $6.50, $5.25 and $3.25, respectively are outstanding; (ii) investor warrants to purchase 92,000, 35,540, and 120,000 shares at an exercise price of $6.25, $5.25, and $4.00,and (iii) warrants issued to a non-employee consultant to purchase 5,000 shares at an exercise price of $5.00 and 5,000 shares at an exercise price of $10.00 are outstanding.

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2014	707,128	$4.90	301,740	$6.25
Granted	138,800	$2.75	181,538	$3.75
Forfeited or expired	(64,700)	$6.10	-	-
Outstanding, March 31, 2015	781,228	$4.40	483,278	$5.30

10.	Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss for three and six months March 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Balance at beginning of period	$(338)	$(194)	$(333)	$(162)
Foreign currency translation adjustment	(17)	(93)	(22)	(125)
Balance at end of period	$(355)	$(287)	$(355)	$(287)

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

11.	Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	March 31,		March 31,
	2015	2014	2015	2014
Net loss	$(2,073)	$(2,314)	$(4,183)	$(3,091)
Dividends on convertible preferred stock	(30)	-	(51)	-
Net loss applicable to common shareholders	$(2,103)	$(2,314)	$(4,234)	$(3,091)

Weighted average common shares outstanding - basic	4,272	3,559	4,307	3,579
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - diluted	4,272	3,559	4,307	3,579

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.49)	$(0.65)	$(0.98)	$(0.86)

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

For the three and six months ended March 31, 2015, all options were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss. For the three and six months ended March 31, 2014, options to purchase shares of 141,242 and 118,038 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss. Warrants to purchase 483,278 shares of common stock and contingent shares to be issued in connection with prior acquisitions of Marketnet, Magnetic and ElementsLocal have also been excluded as they are anti-dilutive to the Company’s net loss. Also, excluded in the computation of diluted loss per share are the Series A convertible preferred stock shares as they are anti-dilutive to the Company’s net loss.

12.	Income Taxes

Income tax expense was $28 and $35 for the three months ended March 31, 2015 and 2014 and $63 and $56 for the six months ended March 31, 2015 and 2014. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

13.	Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Mr. Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc. was the agent for the private placement of convertible preferred stock in October 2014. Fees paid to Taglich Brothers, Inc. in connection with the October 2014 convertible preferred stock were $160. Mr. Taglich personally owns more than 5% of Bridgeline stock. Other employees, affiliates and clients of Taglich Brothers, Inc. own approximately 600,000 shares of Bridgeline common stock and 40,427 shares of convertible preferred stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

14.	Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of March 31, 2015 the Company was not engaged with any material legal proceedings.

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

In February 2015, we released iAPPSdsr, a customizable pre-templated, mobile-friendly web platform developed for growing franchises and distributed brand networks. Following the successful adoption of iAPPS ds, this product is scalable to the smaller multi-unit organizations.

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

The iAPPS Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. Most recently, in 2015, we were named a finalist for the 2015 SIIA CODiE Award for Best Web Content Management Platform. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Customer Information

We currently have over 2,500 customers, the majority of which are iAPPSds customers who pay a monthly subscription fee. For the three and six months ended March 31, 2015 and 2014 no customer represented 10% or more of total revenue.

Results of Operations for the Three and Six Months Ended March 31, 2015 compared to the Three and Six Months Ended March 31, 2014

Total revenue for the three months ended March 31, 2015 was $4.8 million compared with $5.3 million for the three months ended March 31, 2014.  We had a net loss of ($2.1) million for the three months ended March 31, 2015 compared with net loss of ($2.3) million for the three months ended March 31, 2014.  Net loss per share was ($0.49) for the three months ended March 31, 2015 and ($0.65) for the three months ended March 31, 2014.

Total revenue for the six months ended March 31, 2015 was $9.8 million compared with $11.8 million for the six months ended March 31, 2014.  We had a net loss of ($4.2) million for the six months ended March 31, 2015 compared with net loss of ($3.1) million for the six months ended March 31, 2014.  Net loss per share was ($0.98) for the six months ended March 31, 2015 and ($0.86) for the six months ended March 31, 2014.

Reverse Stock Split

On May 4, 2015, the Company’s Shareholders and the Board of Directors approved a reverse stock split pursuant to which all classes of our issued and outstanding shares of common stock at the close of business on such date were combined and reconstituted into a smaller number of shares of common stock in a ratio of 1 share of common stock for every 5 shares of common stock (“1-for-5 reverse stock split”). The 1-for-5 reverse stock split is effective as of close of business on May 7, 2015 and the Company’s stock began trading on a split-adjusted basis on May 8, 2015.

The reverse stock split reduces the number of shares of the Company’s common stock currently outstanding from approximately 22 million shares to approximately 4.4 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, convertible notes and stock options, and to the number of shares issued and issuable under the Company’s Amended and Restated Stock Incentive Plan. Upon the effectiveness of the 1-for-5 reverse stock split, each five shares of the Company’s issued and outstanding common stock have been automatically combined and converted into one issued and outstanding share of common stock, par value $.001. The Company will not issue any fractional shares in connection with the reverse stock split. Instead, fractional share interests were rounded up to the next largest whole share. The reverse stock split does not modify the rights or preferences of the common stock. The number of authorized shares of the Company’s common stock remains at 50 million shares and the par value remains $0.001.

All financial information has been retroactively adjusted to reflect the effects of the 1-for-5 reverse stock split.

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

	Three Months	Three Months				Six Months	Six Months
	Ended	Ended				Ended	Ended
	March 31,	March 31,	$	%		March 31,	March 31,	$	%
Net revenue:	2015	2014	Change	Change		2015	2014	Change	Change
Digital engagement services
iAPPS digital enagement services	$2,819	$3,089	(270)	(9%	)	$5,658	$7,001	(1,343)	(19%	)
% of total net revenue	59%	58%				58%	59%
Other digital engagement services	238	521	(283)	(54%	)	613	1,158	(545)	(47%	)
% of total net revenue	5%	10%				6%	10%
Subtotal digital engagement services	3,057	3,610	(553)	(15%	)	6,271	8,159	(1,888)	(23%	)
% of total net revenue	64%	68%				64%	69%

Subscription and perpetual licenses	1,359	1,307	52	4%		2,755	2,884	(129)	(4%	)
% of total net revenue	28%	25%				28%	24%
Managed service hosting	371	385	(14)	(4%	)	773	772	1	0%
% of total net revenue	8%	7%				8%	7%
Total net revenue	$4,787	$5,302	$(515)	(10%	)	$9,799	$11,815	$(2,016)	(17%	)

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement related services and other digital engagement related services generated from non-iAPPS related engagements. Revenue from iAPPS digital engagement services decreased $270 thousand, or 9% to $2.8 million for the three months ended March 31, 2015 compared to $3.1 million for the three months ended March 31, 2014. The decrease in iAPPS digital engagements services is related to the timing in ramping up new engagements combined with project delays on existing engagements. Revenue from non-iAPPS digital engagement services decreased $283 thousand, or 54%, to $238 thousand for the three months ended March 31, 2015 compared to $521 thousand for the three months ended March 31, 2014. The decrease compared to the prior period is due to a decrease in non-iAPPS engagement services as we continue to concentrate on selling higher-margin iAPPS digital engagements to both new and existing customers. In total, revenue from digital engagement services decreased $553 thousand, or 15%, to $3.1 million for the three months ended March 31, 2015 compared to $3.6 million for the three months ended March 31, 2014.

Revenue from iAPPS digital engagement services decreased $1.3 million, or 19% to $5.7 million for the six months ended March 31, 2015 compared to $7.0 million for the six months ended March 31, 2014. The decrease in iAPPS digital engagements services is related to the timing in ramping up new engagements combined with project delays on existing engagements. Revenue from non-iAPPS digital engagement services decreased $545 thousand, or 47%, to $613 thousand for the three months ended March 31, 2015 compared to $1.2 million for the six months ended March 31, 2014. The decrease compared to the prior period is due to a decrease in non-iAPPS engagement services as we continue to concentrate on selling higher-margin iAPPS digital engagements to both new and existing customers. In total, revenue from digital engagement services decreased $1.9 million, or 23%, to $6.3 million for the six months ended March 31, 2015 compared to $8.2 million for the six months ended March 31, 2014.

Digital engagement services revenue as a percentage of total revenue decreased to 64% from 69% for the six months ended March 31, 2015 compared to the prior period.  The decrease is attributable to the decreases in both iAPPS and non iAPPS digital engagement services revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $52 thousand, or 4%, to $1.4 million for the three months ended March 31, 2015 compared to $1.3 million for the three months ended March 31, 2014.  The increase is primarily due to perpetual and SaaS license revenue recognized in the current quarter. Revenue from subscription and perpetual licenses decreased $129 thousand, or 4%, to $2.8 million for the six months ended March 31, 2015 compared to $2.9 million for the six months ended March 31, 2014.  The decrease is due to a decrease in perpetual license revenue recognized as compared to the previous quarter.

Subscription and perpetual license revenue as a percentage of total revenue increased to 28% for the three months ended March 31, 2015 from 25% compared to the three months ended March 31, 2014. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues. Subscription and perpetual license revenue as a percentage of total revenue increased to 28% for the six months ended March 31, 2015 from 24% compared to the six months ended March 31, 2014. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues.

Managed Service Hosting

Revenue from managed service hosting decreased $14 thousand, or 4%, to $371 thousand for the three months ended March 31, 2015 compared to $385 thousand for the three months ended March 31, 2014. The decrease is due to proactively ending engagements with smaller hosting customers acquired through acquisitions. Revenue from managed service hosting remained relatively flat for the six months ended March 31, 2015 compared to $772 thousand for the six months ended March 31, 2014.

Managed services revenue as a percentage of total revenue increased to 8% for the three months ended March 31, 2015 from 7% for three months ended March 31, 2014. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues. Managed services revenue as a percentage of total revenue increased to 8% for the six months ended March 31, 2015 from 7% for six months ended March 31, 2014. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues.

Costs of Revenue

Total cost of revenue decreased $139 thousand to $3.1 million for the three months ended March 31, 2015 compared to $3.2 million for the three months ended March 31, 2014. Total cost of revenue decreased $56 thousand to $6.1 million for the six months ended March 31, 2015 compared to $6.2 million for the six months ended March 31, 2014. The decreases for the three and six months ended March 31, 2015 compared to the three and six months ended March 31 2014 are attributable to fixed labor costs to deliver iAPPS digital engagement services.

	Three Months	Three Months				Six Months	Six Months
	Ended	Ended				Ended	Ended
	March 31,	March 31,	$	%		March 31,	March 31,	$	%
Cost of revenue:	2015	2014	Change	Change		2015	2014	Change	Change
Digital engagement services
iAPPS digital engagement costs	2,350	2,365	(15)	(1%	)	4,688	4,480	208	5%
% of iAPPS digital engagement services revenue	83%	77%				83%	64%
Other digital engagement costs	163	304	(141)	(46%	)	388	692	(304)	(44%	)
% of other digital engagement services revenue	68%	58%				63%	60%
Subtotal digital engagement costs	2,513	2,669	(156)	(6%	)	5,076	5,172	(96)	(2%	)
% of digital engagement services revenue	82%	74%				81%	63%

Subscription and perpetual licenses	463	452	11	2%		893	849	44	5%
% of subscription and perpetual revenue	34%	35%				32%	29%
Managed service hosting	74	68	6	9%		148	152	(4)	(3%	)
% of managed service hosting revenue	20%	18%				19%	20%
Total cost of revenue	3,050	3,189	(139)	(4%	)	6,117	6,173	(56)	(1%	)
Gross profit	$1,737	$2,113	$(376)	(18%	)	$3,682	$5,642	$(1,960)	(35%	)
Gross profit margin	36%	40%				38%	48%

Cost of Digital Engagement Services

Cost of digital engagement services decreased $156 thousand, or 6%, to $2.5 million for the three months ended March 31, 2015 compared to $2.7 million for the three months ended March 31, 2014. The decrease in iAPPS and non-iAPPS digital related costs are attributable to decreases in labor in line with the decreases in revenue.

Cost of digital engagement services decreased $96 thousand, or 2%, to $5.1 million for the six months ended March 31, 2015 compared to $5.2 million for the six months ended March 31, 2014. The increase in iAPPS digital related costs is attributable to fixed labor costs to deliver iAPPS digital engagement services combined with some iAPPS ds projects sold at lower margins. Costs associated with non-iAPPS related engagements decreased in line with non-iAPPS digital engagement services.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $11 thousand, or 2%, to $463 thousand for the three months ended March 31, 2015 compared to $452 thousand for the three months ended March 31, 2014. Cost of subscription and perpetual licenses increased $44 thousand, or 5%, to $893 thousand for the six months ended March 31, 2015 compared to $849 thousand for the six months ended March 31, 2014. The increases for the three and six months ended March 31, 2015 compared to the three and six months ended March 31, 2014 are attributable to fixed costs to support our network operations center.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 34% from 35% compared to the three months ended March 31, 2014.  This is due to an increase in perpetual revenue recognized in the current quarter compared to the previous. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 32% from 29% compared to the six months ended March 31, 2014.  This is due to an decrease in perpetual revenue recognized in the current quarter compared to the previous.

Cost of Managed Service Hosting

Cost of managed service hosting increased $6 thousand, or 9%, to $74 thousand for the three months ended March 31, 2015 compared to $68 thousand for the three months ended March 31, 2014. The cost of managed services as a percentage of managed services revenue increased to 20% from 18% compared to the three months ended March 31, 2014. The percentage decreases are attributable to fixed costs to support the network operations center.

Cost of managed service hosting decreased $4 thousand, or 3%, to $148 thousand for the six months ended March 31, 2015 compared to $152 thousand for the six months ended March 31, 2014. The cost of managed services as a percentage of managed services revenue decreased to 19% from 20% compared to the six months ended March 31, 2014. The percentage decreases are attributable to fixed costs to support the network operations center.

Operating Expenses

	Three Months	Three Months				Six Months	Six Months
	Ended	Ended				Ended	Ended
	March 31,	March 31,	$	%		March 31,	March 31,	$	%
Operating expenses:	2015	2014	Change	Change		2015	2014	Change	Change
Sales and marketing	1,534	1,928	(394)	(20%	)	3,344	4,038	(694)	(17%	)
% of total revenue	32%	36%				34%	34%
General and administrative	1,136	1,167	(31)	(3%	)	2,129	2,198	(69)	(3%	)
% of total revenue	24%	22%				22%	19%
Research and development	467	579	(112)	(19%	)	1,069	1,102	(33)	(3%	)
% of total revenue	10%	11%				11%	9%
Depreciation and amortization	442	551	(109)	(20%	)	894	1,005	(111)	(11%	)
% of total revenue	9%	10%				9%	9%
Total operating expenses	3,579	4,225	(646)	(15%	)	7,436	8,343	(907)	(11%	)

Sales and Marketing Expenses

Sales and marketing expenses decreased $394 thousand to $1.5 million, or 20%, for the three months ended March 31, 2015 compared to $1.9 million for the three months ended March 31, 2014 and decreased 17% to $3.3 million for the three months ended March 31, 2015 compared to $4.0 million for the six months ended March 31, 2014.  Sales and marketing expenses represented 32% and 36% of total revenue for the three months ended March 31, 2015 and 2014, respectively, and 34% of total revenue for the six months ended March 31, 2015 and 2014. The decreases for the three months ended March 31, 2015 compared to the prior period is primarily attributable to decreases in headcount, sales commissions and marketing expenses.

General and Administrative Expenses

General and administrative expenses decreased $31 thousand, or 3%, to $1.1 million for the three months ended March 31, 2015 compared to $1.2 million for the three months ended March 31, 2014 and decreased $69 thousand, or 3%, to $2.1 million for the six months ended March 31, 2015 compared to $2.2 million for the six months ended March 31, 2014.  General and administrative expenses represented 24% and 22% of total revenue for the three months ended March 31, 2015 and 2014, respectively, and 22% and 19% of total revenue for the six months ended March 31, 2015 and 2014, respectively. The decreases in expense are due to decreases in headcount. Partially offsetting the overall decrease was a charge of $131 for an adjustment to an earnout accrual.

Research and Development

Research and development expense decreased by $112 thousand, or 19%, to $467 thousand for the three months ended March 31, 2015 compared to $579 thousand for the three months ended March 31, 2014 and decreased $33 thousand, or 3% to $1.1 million for the three months ended March 31, 2015 compared to the previous quarter. The decrease in research and development expense for the three and six months ended March 31, 2015 compared to the three and six months ended March 31, 2014 is due to decreases in headcount and personnel expenses.

Research and development expense represented 10% and 11% of total revenue for the three months ended March 31, 2015 and 2014, respectively, and 11% and 9% of total revenue for both the six months ended March 31, 2015 and 2014. The decrease in expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is due to decreases in headcount. The increase in expense as a percentage of revenues for the six months ended March 31, 2015 compared to the six months ended March 31, 2014 is due to the decreases in overall revenue.

Depreciation and Amortization

Depreciation and amortization expense decreased $109 thousand, or 20%, to $442 thousand for the three months ended March 31, 2015 compared to $551 thousand for the three months ended March 31, 2014. Equipment related depreciation and amortization related to leasehold improvements declined due to retirements and assets reaching their expected useful lives. Depreciation and amortization represented 9% and 10% of revenue for the three months ended March 31, 2015 and 2014.

Depreciation and amortization decreased $111 thousand, or 11%, to $894 thousand for the six months ended March 31, 2015 compared to $1.0 million for the six months ended March 31, 2014.  Equipment related depreciation and amortization related to leasehold improvements declined due to retirements and assets reaching their expected useful lives. Depreciation and amortization represented 9% of revenue for the six months ended March 31, 2015 and 2014.

Net Loss

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended			Ended	Ended
	March 31,	March 31,	$	%	March 31,	March 31,	$	%
	2015	2014	Change	Change	2015	2014	Change	Change

Loss from operations	(1,842)	(2,112)	270	(13%)	(3,754)	(2,701)	(1,053)	39%
Interest income (expense) net	(203)	(167)	(36)	22%	(366)	(334)	(32)	10%
Loss before income taxes	(2,045)	(2,279)	234	(10%)	(4,120)	(3,035)	(1,085)	36%
Provision for income taxes	28	35	(7)	(20%)	63	56	7	13%

Net loss	$(2,073)	$(2,314)	$241	(10%)	$(4,183)	$(3,091)	$(1,092)	35%

Loss from operations

The loss from operations was ($1.8) million for three months ended March 31, 2015, compared to a loss of ($2.1) million in the prior period and a loss of ($3.8) million for the six months ended March 31, 2015 compared to ($2.7) million for the prior year. Contributing to the overall loss for the three and six months ended March 31, 2015 was a decrease in gross profit margin as we maintained fixed costs to support our revenue base. The decline in the gross profit margin for the three and six months ended March 31, 2015 was partially offset by a decrease in overall operating expenses, as we streamlined costs in line with the expected revenue shortfall.

Income Taxes

The provision for income tax expense was $28 thousand and $35 thousand for the three months ended March 31, 2015 and 2014, respectively, and $63 thousand and $56 thousand for the six months ended March 31, 2015 and 2014, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net loss	$(2,073)	$(2,314)	$(4,183)	$(3,091)
Provision for income tax	28	35	63	56
Interest expense (income), net	203	167	366	334
Amortization of intangible assets	154	216	306	341
Depreciation	277	325	556	647
EBITDA	(1,411)	(1,571)	(2,892)	(1,713)
Other amortization	164	152	310	272
Stock-based compensation	73	125	162	167
Adjusted EBITDA	$(1,174)	$(1,294)	$(2,420)	$(1,274)

The increase in Adjusted EBITDA for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily due to decreases in operating expenses, including depreciation and amortization, offset by decreases in revenue.

The decrease in Adjusted EBITDA for the six months ended March 31, 2015 compared to the six months ended March 31, 2014 is primarily due to the decrease in revenues and gross profit margin.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $2.2 million for the six months ended March 31, 2015 compared to cash used in operating activities of $1.7 million for the six months ended March 31, 2014. This increase compared to the prior period was due to payments made to vendors in the current period, the adjustments for non-cash items such as amortization and depreciation for the period, and the higher net loss for the period.

Investing Activities

Cash used in investing activities was $399 thousand for the six months ended compared to $614 thousand for the six months ended March 31, 2014.   In the six months ended March 31, 2015, we purchased additional equipment to support our network operations center and made contingent acquisition payments.

Financing Activities

Cash provided by financing activities was $2.5 million for the six months ended March 31, 2015 compared to cash provided by financing activities of $3.0 million for the six months ended March 31, 2014.  During the six months ended March 31, 2015, the Company raised $1.8 million in connection with a private placement of 40,000 shares of Series A convertible preferred stock in October 2014, as well as $1 million received from Mr. Taglich for two term notes with maturity dates of June 2016 and September 2016, and short term loans from BridgeBank of $1.5 million. Offsetting these proceeds, were payments of $515 thousand on the Bridge Bank line of credit and $1.6 million on a short term loans from BridgeBank.

Capital Resources and Liquidity Outlook

In January 2015 and February 2015, we issued $1 million of term notes to Mr. Michael Taglich, a shareholder and investor. The January 2015 term note of $500,000 has a maturity date of June 30, 2016 and the February 2015 term note of $500,000 has a maturity date of September 1, 2016. Both notes accrue interest at 7% per annum. In May 2015, we issued another $500,000 of term notes to Mr. Michael Taglich. The May 2015 term note of $500,000 has a maturity date of September 1, 2016 and accrues interest at 7% per annum.

In May 2015, the Company extended the term of its BridgeBank Loan from an expiration date of March 31, 2016 to June 30, 2016.

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

Commitments and Contingencies

As of March 31, 2015, we had an accrued contingent earnout liability of $690 thousand from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2016. Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.

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

Accounting for Stock-Based Compensation

At March 31, 2015, we maintained one stock-based compensation plan and one employee stock purchase plan which are more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2014.

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

As of March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following summarizes all sales of our unregistered securities during the quarter ended March 31, 2015. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Stock Options

During the fiscal quarter ended March 31, 2015, the Company granted 108,800 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $2.55 per share.

In March 2015, we issued 40,834 shares of common stock at $2.40 per share to four members of our Board of Directors in lieu of cash payments for their services as board members. The shares vest in equal installments on a monthly basis through the end of the service period of September 30, 2015. The aggregate fair value of the shares is $98 thousand and will be expensed over the service period. A total of $25 thousand was recorded as expense in the three months ended March 31, 2015.

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

Warrants

During the fiscal quarter ended March 31, 2015, the Company issued five year warrants to purchase an aggregate of 120,000 shares of Common Stock with an exercise price of $4.00 per share. There are no plans to register the common stock issued in this offering, however in the event the Company does register other Common stock, we agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

The warrants were issued in reliance on the exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 5.	Other Information

Amendment to Bank Loan Agreement

On May 12, 2015, the Company entered into an amendment to its Loan Agreement with BridgeBank to extend the term of the loan from an expiration date of March 31, 2016 to June 30, 2016 (the “Loan Amendment”).

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation

On May 12, 2015, the Company issued a Term Note (the “Note”) to Michael Taglich to document a loan by Mr. Taglich to the Company of $500,000. The terms of the Note provide that the Company will pay interest at a rate of 7% per annum and the note will mature on September 1, 2016.

In consideration of the loan by Mr. Taglich, on May 12, 2015 the Company issued Mr. Taglich a warrant to purchase 60,000 shares of Common Stock of the Company at a price equal to $4.00 per share. The warrant has a term of five years and is first exercisable six months after the date of issuance. The Company agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrant.

Mr. Taglich is a member of the Board of Directors of the Company.

The foregoing description of the Loan Amendment, Note and warrant does not purport to be complete and is qualified in its entirety by reference to the full text of such documents, copies of which are filed as exhibits to this Report on Form 10-Q.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2015)

10.1	Term Note in the principal amount of $500,000, dated January 7, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2015)

10.2

Common Stock Purchase Warrant issued by the Company to Michael Taglich, dated January 7, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 9, 2015)

10.3	Side Letter between the Company and Michael Taglich, dated January 7, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 9, 2015)

10.4	Term Note in the principal amount of $500,000, dated February 12, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 10-Q for the quarter ended December 31, 2014)

10.5

Common Stock Purchase Warrant issued by the Company to Michael Taglich, dated February 12, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 10-Q for the quarter ended December 31, 2014)

10.6	Form of Restricted Stock Agreement

10.7	Amendment to Loan and Security Agreement with BridgeBank

10.8	Term Note in principal amount of $500,000, dated May 12, 2015

10.9	Form of Common Stock Purchase Warrant issued by Company to Michael Taglich dated May 12, 2015

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

May 15, 2015	/s/ Thomas L. Massie
Date	Thomas L. Massie President and Chief Executive Officer (Principal Executive Officer)

May 15, 2015	/s/ Michael D. Prinn
Date	Michael D. Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
10.6	Form of Restricted Stock Agreement

10.7	Amendment to Loan and Security Agreement with BridgeBank

10.8	Term Note in principal amount of $500,000, dated May 12, 2015

10.9	Form of Common Stock Purchase Warrant issued by Company to Michael Taglich dated May 12, 2015

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

 *XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.