Form 10-Q
period 2015-06-30
Bridgeline Digital, Inc.
filed 2015-08-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of August 11, 2015 was 4,441,381.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2015

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2015

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

 Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share and per share data)

(Unaudited)

ASSETS	June 30,	September 30,
	2015	2014
Current assets:
Cash and cash equivalents	$583	$1,256
Accounts receivable and unbilled receivables, net	3,155	3,342
Prepaid expenses and other current assets	605	747
Total current assets	4,343	5,345
Equipment and improvements, net	1,585	2,175
Intangible assets, net	1,136	1,582
Goodwill	23,141	23,141
Other assets	937	1,317
Total assets	$31,142	$33,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,256	$1,126
Accrued liabilities	986	957
Accrued earnouts, current	507	487
Debt, current	360	985
Capital lease obligations, current	399	364
Deferred revenue	2,191	1,990
Total current liabilities	5,699	5,909

Accrued earnouts, net of current portion	76	381
Debt, net of current portion	7,593	5,935
Capital lease obligations, net of current portion	29	247
Other long term liabilities	1,008	1,155
Total liabilities	14,405	13,627

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 205,132 at June 30, 2015 and 0 at September 30, 2014, issued and outstanding (liquidation preference $2,082)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 4,441,381 at June 30, 2015 and 4,388,583 at September 30, 2014, issued and outstanding	5	5
Additional paid-in capital	49,993	47,790
Accumulated deficit	(32,904)	(27,529)
Accumulated other comprehensive loss	(357)	(333)
Total stockholders’ equity	16,737	19,933
Total liabilities and stockholders’ equity	$31,142	$33,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue:
Digital engagement services	$2,956	$4,233	$9,227	$12,392
Subscription and perpetual licenses	1,505	1,510	4,260	4,394
Managed service hosting	415	409	1,188	1,181
Total net revenue	4,876	6,152	14,675	17,967
Cost of revenue:
Digital engagement services	2,114	2,531	7,190	7,703
Subscription and perpetual licenses	473	422	1,366	1,271
Managed service hosting	76	66	224	218
Total cost of revenue	2,663	3,019	8,780	9,192
Gross profit	2,213	3,133	5,895	8,775
Operating expenses:
Sales and marketing	1,245	1,992	4,590	6,030
General and administrative	980	1,110	3,110	3,308
Research and development	373	613	1,442	1,715
Depreciation and amortization	422	510	1,315	1,515
Total operating expenses	3,020	4,225	10,457	12,568
Loss from operations	(807)	(1,092)	(4,562)	(3,793)
Interest and other expense, net	(278)	(190)	(643)	(524)
Loss before income taxes	(1,085)	(1,282)	(5,205)	(4,317)
Provision for income taxes	25	24	88	80
Net loss	(1,110)	(1,306)	(5,293)	(4,397)
Dividends on convertible preferred stock	(31)	-	(82)	-
Net loss applicable to common shareholders	$(1,141)	$(1,306)	$(5,375)	$(4,397)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.26)	$(0.31)	$(1.24)	$(1.16)
Number of weighted average shares outstanding:
Basic and diluted	4,348,865	4,259,297	4,321,132	3,805,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Loss	$(1,110)	$(1,306)	$(5,293)	$(4,397)

Net change in foreign currency translation adjustment	(2)	(18)	(24)	(143)
Comprehensive loss	$(1,112)	$(1,324)	$(5,317)	$(4,540)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,293)	$(4,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	447	498
Depreciation	814	980
Other amortization	490	399
Stock-based compensation	244	339
Contingent earnout liability adjustment	131	-
Change in deferred taxes	45	-
Net loss on disposal of fixed assets	58	-
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	187	(640)
Prepaid expenses and other assets	577	614
Accounts payable and accrued liabilities	(322)	(1,139)
Deferred revenue	201	546
Other liabilities	(216)	(78)
Total adjustments	2,656	1,519
Net cash used in operating activities	(2,637)	(2,878)
Cash flows used in investing activities:
Purchase of equipment and improvements	(52)	(264)
Software development capitalization costs	(50)	(134)
Contingent acquisition payments	(417)	(464)
Net cash used in investing activities	(519)	(862)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	2,749
Proceeds from issuance of convertible debt, net of issuance costs	-	913
Proceeds from exercise of employee stock options	-	185
Proceeds from employee stock purchase plan	6	21
Proceeds from issuance of 200,000 shares of preferred stock, net of issuance costs	1,722	-
Proceeeds from bank term loan	1,460	-
Proceeds from term note from stockholder	2,000	-
Borrowings on bank line of credit	825	746
Payments on bank term loan	(2,460)	(273)
Payments on bank line of credit	(670)	(1,336)
Payments on subordinated promissory notes	(21)	(86)
Principal payments on capital leases	(355)	(319)
Net cash provided by financing activities	2,507	2,600
Effect of exchange rate changes on cash and cash equivalents	(24)	(143)
Net decrease in cash and cash equivalents	(673)	(1,283)
Cash and cash equivalents at beginning of period	1,256	2,830
Cash and cash equivalents at end of period	$583	$1,547
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$163	$50
Income taxes	$43	$10
Non cash investing and financing activities:
Equipment purchased under capital leases	$172	$89
Other assets included in accounts payable	$2	$-
Accrued dividends on convertible preferred stock	$81	-

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

The iAPPS Platform is an award-winning application. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2015, the SIIA (Software and Information Industry Association) awarded iAPPS content managers the 2015 SIIA CODiE Award for Best Web Content Management Platform. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund acquisitions to broaden our geographic footprint, develop new products, and build infrastructure, while also ramping down a lower margin services model. The Company has worked on reducing operating expenses during the current fiscal year and management believes it will have an appropriate cost structure for the remainder of fiscal 2015. Management believes that operating expenses will be reduced to the point where the Company can drive positive Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, preferred stock dividends, and stock-based compensation charges). As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. However, there can be no assurance that the anticipated sales level will be achieved. The Company also maintains a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”) which provides for up to $5 million of revolving credit advances. Borrowing is limited to the lesser of the $5 million or 80% of eligible receivables. In May 2015, the Company extended the term of its BridgeBank Loan Agreement from an expiration date of March 31, 2016 to June 30, 2016 and this was further amended in August 2015 to a maturity date of September 30, 2016. Additionally, the Company can borrow up to $2 million in out of formula borrowings, which are further guaranteed by a director/shareholder of the Company. Subsequent to the quarter end, the Company received $500 in a long-term note from a director/stockholder of the Company

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014, and the interim Condensed Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows for the three and nine months ended June 30, 2015 and 2014 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the same instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2014. These interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at June 30, 2015 and September 30, 2014 and its results of operations and cash flows for the three and nine months ended June 30, 2015 and 2014. The results for the three and nine months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending September 30, 2015. The accompanying September 30, 2014 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In February 2015, the FASB issued new accounting guidance on simplifying the presentation of debt issuance costs. Debt issuance costs related to a recognized liability should be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This new guidance is effective for reporting periods beginning after December 15, 2015. Management does not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	June 30, 2015	September 30, 2014
Accounts receivable	$3,044	$3,303
Unbilled receivables	311	229
Subtotal	3,355	3,532
Allowance for doubtful accounts	(200)	(190)
Accounts receivable and unbilled receivables, net	$3,155	$3,342

 BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of June 30, 2015 and September 30, 2014 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of June 30, 2015 and September 30, 2014 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2015 and September 30, 2014 are as follows:

	June 30, 2015

	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	$-	$-	$583	$583
Total Liabilities	$-	$-	$583	$583

	September 30, 2014

	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	$-	$-	$868	$868
Total Liabilities	$-	$-	$868	$868

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

 BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table summarizes the changes in contingent consideration for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$690	$1,511	$868	$1,511
Adjustments	-	-	131	-
Payments	(107)	(643)	(416)	(643)
Ending balance	$583	$868	$583	$868

5.   Intangible Assets

The components of intangible assets are as follows:

	As of	As of
	June 30, 2015	September 30, 2014
Domain and trade names	$10	$10
Customer related	891	1,284
Non-compete agreements	235	288
Balance at end of period	$1,136	$1,582

Total amortization expense related to intangible assets for the three months ended June 30, 2015 and 2014 was $141 and $157, and $447 and $498 for the nine months ended June 30, 2015 and 2014, respectively, and are reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal years 2015 (remaining), 2016, 2017, and 2018 and thereafter is $108, $430, $335, and $253, respectively.

 BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

6.  Goodwill

Changes in the carrying amount of goodwill follows:

	As of	As of
	June 30, 2015	September 30, 2014
Balance at beginning of period	$23,141	$23,777
Purchase price allocation adjustments	-	(636)
Balance at end of period	$23,141	$23,141

7.   Debt

Debt consists of the following:

	As of	As of
	June 30, 2015	September 30, 2014
Line of credit borrowings	$3,093	$2,938
Bank term loan	-	1,000
Subordinated convertible debt	3,000	3,000
Term notes from shareholder	2,000	-
Subordinated promissory notes	-	21
Subtotal debt	$8,093	$6,959
Other (debt discount warrants)	$(140)	$(39)
Total debt	$7,953	$6,920
Less current portion	$360	$985
Long term debt, net of current portion	$7,593	$5,935

Line of Credit and Bank Term Loan

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank (“SVB”), which expired on December 31, 2013. The Loan Agreement has a 27 month term which expires on March 31, 2016. In May 2015, the Company extended the term to June 30, 2016 and this was further amended in August 2015 to a maturity date of September 30, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings bear interest at BridgeBank’s prime plus 1.00% (4.25%) through June 1, 2015 and then increase to prime plus 5.00% (8.25%) in accordance with an amendment to the Loan and Security Agreement (see below).  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial and reporting covenants including an Asset Coverage Ratio. As of June 30, 2015, the Company had an outstanding balance under the BridgeBank Loan Agreement of $3.0 million. The Company was not compliance with all reporting covenants for the period ended May 31, 2015, but it received a waiver for this period from BridgeBank. The Company was in compliance as of June 30, 2015.

 BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In December 2014, the Company signed an Amendment to its Loan and Security Agreement with Bridge Bank (the “Amendment”). As part of the Amendment Mr. Michael Taglich, a member of the Board of Directors, signed an unconditional guaranty (the “Guaranty”) and promise to pay the Company’s lender, Bridge Bank, N.A all indebtedness in an amount not to exceed $1 million in connection with the out of formula borrowings. The Amendment also modified certain monthly financial reporting requirements and financial covenants on a prospective basis commencing as of the effective date of the Amendment. In July 2015, the Company further amended its Loan and Security Agreement with Bridge Bank to obtain a waiver for the May 2015 reporting covenants in conjunction with further assurance from Mr. Taglich to extended the Guaranty to an amount not to exceed $2 million in connection with the out of formula borrowings.

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

Term Notes from Shareholder

On January 7, 2015, Bridgeline issued a Term Note to Michael Taglich to document a loan by Michael Taglich to Bridgeline of $500. The funds were received in December 2014 and are reflected in Long Term Debt on the Balance Sheet. The terms of the Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on June 30, 2016. On February 9, 2015, the Company entered into a second Term Note (“Second Note”) for $500 with Mr. Taglich. The terms of the Second Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on September 1, 2016. On May 12, 2015, the Company entered into a third Term Note (“Third Note”) for $500 with Mr. Taglich. The terms of the Third Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on September 1, 2016. Subsequent to the end of the quarter, the Company entered into a fourth Term Note (“Fourth Note”) for $500 with Mr. Taglich. The terms of the Fourth Note provide that Bridgeline will pay interest at a rate of 8% per annum and the note will mature on July 21, 2016.

In consideration of the loan by Michael Taglich and a personal guaranty delivered by Michael Taglich to Bridge Bank, N.A. for the benefit of Bridgeline on December 19, 2014 (the “Guaranty”), on January 7, 2015 the Company issued Michael Taglich a warrant to purchase 60,000 shares of Common Stock of the Company at a price equal to $4.00 per share. Mr. Taglich was also issued additional warrants in the amount of 60,000 in conjunction with the Second note of $500. The warrants have a term of five years and are exercisable six months after the date of issuance. Bridgeline agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrants. On January 7, 2015, Bridgeline also entered into a side letter with Michael Taglich pursuant to which Bridgeline agreed in the event the Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 30,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015. In May 2015, Mr. Taglich was issued additional warrants in the amount of 60,000 at an exercise price of $4.00 in conjunction with the Third note of $500. In July 2015, Mr. Taglich was issued warrants in the amount of 160,000 at an exercise price of $1.75 in conjunction with the Fourth note of $500.

The fair value of the warrants issued to Mr. Taglich is $180 which is reflected as a debt discount in current liabilities with the offsetting amount recorded to additional paid in capital in the Condensed Consolidated Balance Sheet. Amortization of the debt discount is $52 through June 30, 2015.

 BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Subordinated Promissory Notes

In May 2012, the Company assumed two Promissory Notes in connection with the acquisition of MarketNet, Inc. The first Promissory Note in the amount of $63 is payable in eight equal installments of $8, including interest accrued at 5%, and matured in May 2014. This note was paid in full as of September 30, 2014. The second Promissory Note in the amount of $80 is payable in twelve equal installments of $7, including interest accrued at 5%. This note was paid in full as of May 31, 2015.

8.   Other Long Term Liabilities

Deferred Rent

In connection with the leases in Massachusetts, New York, and in San Luis Obispo, the Company made investments in leasehold improvements at these locations of approximately $1.6 million, of which the respective landlords funded approximately $857. The capitalized leasehold improvements are being amortized over the initial lives of each lease. The improvements funded by the landlords are treated as lease incentives. Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Condensed Consolidated Balance Sheet. As of June 30, 2015, $211 was reflected in Accrued Liabilities and $516 is reflected in Other Long Term Liabilities. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases.

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

In December 2014, the Company elected to declare a stock dividend (PIK election) for the first dividend payment date of January 2, 2015. The Company issued 2,132 preferred convertible shares in January 2015 to the preferred shareholders. In March 2015, the Company elected to declare a stock dividend (PIK election) for the second dividend payment date of April 1, 2015. The Company issued 3,000 preferred convertible shares in April 2015 to the preferred shareholders. In July 2015, the Company elected to declare a stock dividend (PIK election) for the third dividend payment of July 1, 2015. The Company issued 3,090 preferred convertible shares in July 2015 to the preferred shareholders.

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

In March 2015, the Company issued 40,834 shares of common stock at $2.40 per share to four members of our Board of Directors in lieu of cash payments for their services as board members. The shares vest in equal installments on a monthly basis through the end of the service period of September 30, 2015. The aggregate fair value of the shares is $98 and will be expensed over the service period. A total of $25 and $74 was recorded as expense in the three and nine months ended June 30, 2015.

 BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Contingent Consideration

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 105,288 common shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 67,693 shares of Bridgeline Digital common stock is contingently issuable to the sellers of ElementsLocal. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. Through June 30, 2015, the stockholders of ElementsLocal earned 65,801 shares of common stock.

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 40,867 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. Through June 30, 2015, the sole stockholder of MarketNet earned 37,462 shares of common stock.

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 33,334 shares of Bridgeline Digital common stock was contingently issuable to the sole stockholder of Magnetic. The contingent consideration was payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. As of June 30, 2015, the sole stockholder of Magnetic earned the full value or 33,334 shares of common stock.

Amended and Restated Stock Incentive Plan

Effective August 2014, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 900,000 shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Options granted under the Plan may be granted with contractual lives of up to ten years. There were 719,212 options outstanding reserved under the Plan as of June 30, 2015 and 180,788 shares available for future issuance.

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 60,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 30,000 shares. During the nine months ended June 30, 2015, employees purchased 2,958 shares for the most recent offering period and have purchased 3,443 for during the fiscal year.

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

In connection with a $1 million term notes issued in the three months ended June 30, 2015, the Company issued warrants to an investor shareholder. The warrants are exercisable to purchase 60,000 shares of the Company’s common stock at a price equal to $4.00 per share with a five year term and 160,000 shares of the Company’s common stock at a price equal to $1.75 per share with a three year term.

As of June 30, 2015: (i) placement agent warrants to purchase 43,587, 46,000, 46,155, 28,460, and 61,539 shares at an exercise price of $7.00, $6.25, $6.50, $5.25 and $3.25, respectively are outstanding; (ii) investor warrants to purchase 92,000, 35,540, 180,000 and 160,000 shares at an exercise price of $6.25, $5.25, $4.00and $1.75, and (iii) warrants issued to a non-employee consultant to purchase 5,000 shares at an exercise price of $5.00 and 5,000 shares at an exercise price of $10.00 are outstanding.

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding, September 30, 2014	707,128	$4.90	301,742	$6.23
Granted	139,300	$2.75	401,539	$2.99
Forfeited or expired	(127,216)	$5.04	-	-
Outstanding, June 30, 2015	719,212	$4.43	703,281	$4.38

 BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

10.  Accumulated Other Comprehensive Loss

The following table presents changes in accumulated other comprehensive loss for three and nine months June 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance at beginning of period	$(355)	$(287)	$(333)	$(162)
Foreign currency translation adjustment	(2)	(18)	(24)	(143)
Balance at end of period	$(357)	$(305)	$(357)	$(305)

11.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(1,110)	$(1,306)	$(5,293)	$(4,397)
Dividends on convertible preferred stock	(31)	-	(82)	-
Net loss applicable to common shareholders	$(1,141)	$(1,306)	$(5,375)	$(4,397)

Weighted average common shares outstanding - basic	4,348,865	4,259,297	4,321,132	3,805,689
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - diluted	4,348,865	4,259,297	4,321,132	3,805,689

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.26)	$(0.31)	$(1.24)	$(1.16)

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

For the three and nine months ended June 30, 2015, 196,416 and 394,506 options were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  For the three and nine months ended June 30, 2014, options to purchase shares of 66,795 and 100,713 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss. All warrants to purchase 708,281 shares of common stock and contingent shares to be issued in connection with prior acquisitions of Marketnet, Magnetic and ElementsLocal have also been excluded as they are anti-dilutive to the Company’s net loss. Also, excluded in the computation of diluted loss per share are the Series A convertible preferred stock shares as they are anti-dilutive to the Company’s net loss.

12.  Income Taxes

Income tax expense was $25 and $24 for the three months ended June 30, 2015 and 2014 and $88 and $80 for the nine months ended June 30, 2015 and 2014. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

 BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

13.  Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Mr. Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc. was the agent for the private placement of convertible preferred stock in October 2014. Fees paid to Taglich Brothers, Inc. in connection with the October 2014 convertible preferred stock were $160. Mr. Taglich personally owns more than 5% of Bridgeline stock. Other employees, affiliates and clients of Taglich Brothers, Inc. own approximately 600,000 shares of Bridgeline common stock and 40,427 shares of convertible preferred stock. The Company has issued $2 million in interest bearing term notes to Mr. Taglich with maturity dates ranging from June 2016 to September 2016. Mr. Taglich has also guaranteed $2 million in connection with the Company’s out of formula borrowings on its credit facility with Bridge Bank.

14.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of June 30, 2015 the Company was not engaged with any material legal proceedings.

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

The iAPPS Platform is an award-winning application. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. Most recently, in 2015, the SIIA (Software and Information Industry Association) awarded iAPPS Content Manager the 2015 CODiE Award for Best Web Content Management Platform. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Customer Information

We currently have over 2,500 customers, the majority of which are iAPPSds customers who pay a monthly subscription fee. For the three and nine months ended June 30, 2015 and 2014 no customer represented 10% or more of total revenue.

Results of Operations for the Three and Nine Months Ended June 30, 2015 compared to the Three and Nine Months Ended June 30, 2014

Total revenue for the three months ended June 30, 2015 was $4.9 million compared with $6.2 million for the three months ended June 30, 2014.  We had a net loss of ($1.1) million for the three months ended June 30, 2015 compared with net loss of ($1.3) million for the three months ended June 30, 2014.  Net loss per share was ($0.26) for the three months ended June 30, 2015 and ($.31) for the three months ended June 30, 2014.

Total revenue for the nine months ended June 30, 2015 was $14.7 million compared with $18.0 million for the nine months ended June 30, 2014.  We had a net loss of ($5.3) million for the nine months ended June 30, 2015 compared with net loss of ($4.4) million for the nine months ended June 30, 2014.  Net loss per share was ($1.24) for the nine months ended June 30, 2015 and ($1.16) for the nine months ended June 30, 2014.

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

The reverse stock split reduced the number of shares of the Company’s common stock currently outstanding from approximately 22 million shares to approximately 4.4 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, convertible notes and stock options, and to the number of shares issued and issuable under the Company’s Amended and Restated Stock Incentive Plan. Upon the effectiveness of the 1-for-5 reverse stock split, each five shares of the Company’s issued and outstanding common stock have been automatically combined and converted into one issued and outstanding share of common stock, par value $.001. The Company did not issue any fractional shares in connection with the reverse stock split. Instead, fractional share interests were rounded up to the next largest whole share. The reverse stock split does not modify the rights or preferences of the common stock. The number of authorized shares of the Company’s common stock remains at 50 million shares and the par value remains $0.001.

All financial information has been retroactively adjusted to reflect the effects of the 1-for-5 reverse stock split.

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

	Three Months	Three Months				Nine Months	Nine Months
	Ended	Ended				Ended	Ended
	June 30	June 30		%		June 30	June 30		%
Net revenue:	2015	2014	Change	Change		2015	2014	Change	Change
Digital engagement services
iAPPS digital enagement services	$2,808	$3,737	(929)	(25%	)	$8,466	$10,738	(2,272)	(21%	)
% of total net revenue	58%	61%				58%	60%
Other digital engagement services	148	496	(348)	(70%	)	761	1,654	(893)	(54%	)
% of total net revenue	3%	8%				5%	9%
Subtotal digital engagement services	2,956	4,233	(1,277)	(30%	)	9,227	12,392	(3,165)	(26%	)
% of total net revenue	61%	69%				63%	69%

Subscription and perpetual licenses	1,505	1,510	(5)	(0%	)	4,260	4,394	(134)	(3%	)
% of total net revenue	31%	25%				29%	24%
Managed service hosting	415	409	6	1%		1,188	1,181	7	1%
% of total net revenue	9%	7%				8%	7%
Total net revenue	$4,876	$6,152	$(1,276)	(21%	)	$14,675	$17,967	$(3,292)	(18%	)

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement related services and other digital engagement related services generated from non-iAPPS related engagements. Revenue from iAPPS digital engagement services decreased $929 thousand, or 25% to $2.8 million for the three months ended June 30, 2015 compared to $3.7 million for the three months ended June 30, 2014. The decrease in iAPPS digital engagements services is related to a decrease in new engagements combined with project delays on existing engagements. We also sold some new iAPPSds services engagements at lower margins in order to compete in this market. Revenue from non-iAPPS digital engagement services decreased $348 thousand, or 70%, to $148 thousand for the three months ended June 30, 2015 compared to $496 thousand for the three months ended June 30, 2014. The decrease compared to the prior period is due to a decrease in non-iAPPS engagement services as we continue to concentrate on selling higher-margin iAPPS digital engagements to both new and existing customers. In total, revenue from digital engagement services decreased $1.3 million, or 30%, to $3.0 million for the three months ended June 30, 2015 compared to $4.2 million for the three months ended June 30, 2014.

Revenue from iAPPS digital engagement services decreased $2.3 million, or 21% to $8.5 million for the nine months ended June 30, 2015 compared to $10.7 million for the nine months ended June 30, 2014. The decrease in iAPPS digital engagements services is related to a decrease in new engagements combined with project delays on existing engagements. We also sold some new iAPPSds services engagements at lower margins in order to compete in this market. Revenue from non-iAPPS digital engagement services decreased $893 thousand, or 54%, to $761 thousand for the three months ended June 30, 2015 compared to $1.7 million for the nine months ended June 30, 2014. The decrease compared to the prior period is due to a decrease in non-iAPPS engagement services as we continue to concentrate on selling higher-margin iAPPS digital engagements to both new and existing customers. In total, revenue from digital engagement services decreased $3.3 million, or 18%, to $9.3 million for the nine months ended June 30, 2015 compared to $12.4 million for the nine months ended June 30, 2014.

Digital engagement services revenue as a percentage of total revenue decreased to 63% from 69% for the nine months ended June 30, 2015 compared to the prior period.  The decrease is attributable to the decreases in both iAPPS and non iAPPS digital engagement services revenue, a decrease in new engagements, and lower margin new iAPPSds engagements.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses remained relatively flat for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and decreased $134 thousand, or 3%, to $4.3 million for the nine months ended June 30, 2015 compared to $4.4 million for the nine months ended June 30, 2014.  The decrease for the nine months ended June 30, 2015 is due to a decrease in license revenue recognized as compared to the previous period.

Subscription and perpetual license revenue as a percentage of total revenue increased to 31% for the three months ended June 30, 2015 from 25% compared to the three months ended June 30, 2014. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues. Subscription and perpetual license revenue as a percentage of total revenue increased to 29% for the nine months ended June 30, 2015 from 24% compared to the nine months ended June 30, 2014. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues.

Managed Service Hosting

Revenue from managed service hosting remained flat for both the three and nine months ended June 30, 2015 compared to the three and nine months ended June 30, 2014. We continue to provide services for smaller hosting customers acquired through acquisitions with expected attrition to continue to increase.

Managed services revenue as a percentage of total revenue increased to 9% for the three months ended June 30, 2015 from 7% for three months ended June 30, 2014 and increased to 8% for the nine months ended June 30, 2015 from 7% for nine months ended June 30, 2014. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues.

Costs of Revenue

Total cost of revenue decreased $356 thousand to $2.7 million for the three months ended June 30, 2015 compared to $3.0 million for the three months ended June 30, 2014. Total cost of revenue decreased $412 thousand to $8.8 million for the nine months ended June 30, 2015 compared to $9.2 million for the nine months ended June 30, 2014. The decreases for the three and nine months ended June 30, 2015 compared to the three and nine months ended June 30, 2014 are primarily attributable to decreases in non-iAPPS labor costs in conjunction with the decrease in non-iAPPS digital engagement services.

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	June 30	June 30		%	June 30	June 30		%
Cost of revenue:	2015	2014	Change	Change	2015	2014	Change	Change
Digital engagement services
iAPPS digital engagement costs	2,059	2,297	(238)	-10%	6,747	6,777	(30)	0%
% of iAPPS digital engagement services revenue	73%	61%			80%	63%
Other digital engagement costs	55	234	(179)	(76%)	443	926	(483)	(52%)
% of other digital engagement services revenue	37%	47%			58%	56%
Subtotal digital engagement costs	2,114	2,531	(417)	(16%)	7,190	7,703	(513)	(7%)
% of digital engagement services revenue	72%	60%			78%	62%

Subscription and perpetual licenses	473	422	51	12%	1,366	1,271	95	7%
% of subscription and perpetual revenue	31%	28%			32%	29%
Managed service hosting	76	66	10	15%	224	218	6	3%
% of managed service hosting revenue	18%	16%			19%	18%
Total cost of revenue	2,663	3,019	(356)	(12%)	8,780	9,192	(412)	(4%)
Gross profit	$2,213	$3,133	$(920)	(29%)	$5,895	$8,775	$(2,880)	(33%)
Gross profit margin	45%	51%			40%	49%

Cost of Digital Engagement Services

Cost of digital engagement services decreased $417 thousand, or 16%, to $2.1 million for the three months ended June 30, 2015 compared to $2.5 million for the three months ended June 30, 2014. The decrease in iAPPS and non-iAPPS digital related costs are attributable to decreases in labor in line with the decreases in revenue.

Cost of digital engagement services decreased $513 thousand, or 7%, to $7.2 million for the nine months ended June 30, 2015 compared to $7.7 million for the nine months ended June 30, 2014. The decrease in iAPPS digital related costs is attributable decreases in labor in line with the decreases in revenue partially offset by some iAPPS ds projects sold at lower margins. Costs associated with non-iAPPS related engagements decreased in line with the decrease in non-iAPPS digital engagement services.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $51 thousand, or 12%, to $473 thousand for the three months ended June 30, 2015 compared to $422 thousand for the three months ended June 30, 2014. Cost of subscription and perpetual licenses increased $95 thousand, or 7%, to $1.4 million for the nine months ended June 30, 2015 compared to $1.3 million for the nine months ended June 30, 2014. The increases for the three and nine months ended June 30, 2015 compared to the three and nine months ended June 30, 2014 are attributable to fixed costs to support our network operations center.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 31% from 28% compared to the three months ended June 30, 2014.  This is due to an decrease in perpetual revenue recognized in the current quarter compared to the previous. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 32% from 29% compared to the nine months ended June 30, 2014.  This is due to a decrease in perpetual revenue recognized in the current period compared to the previous.

Cost of Managed Service Hosting

Cost of managed service hosting increased $10 thousand, or 15%, to $76 thousand for the three months ended June 30, 2015 compared to $66 thousand for the three months ended June 30, 2014. The cost of managed services as a percentage of managed services revenue increased to 18% from 16% compared to the three months ended June 30, 2014. The percentage increases are attributable to fixed costs to support the network operations center.

Cost of managed service hosting increased $6 thousand, or 3%, to $224 thousand for the nine months ended June 30, 2015 compared to $218 thousand for the nine months ended June 30, 2014. The cost of managed services as a percentage of managed services revenue increased to 19% from 18% compared to the nine months ended June 30, 2014. The percentage increases are attributable to fixed costs to support the network operations center.

Operating Expenses

	Three Months	Three Months				Nine Months	Nine Months
	Ended	Ended				Ended	Ended
	June 30	June 30		%		June 30	June 30		%
Operating expenses:	2015	2014	Change	Change		2015	2014	Change	Change
Sales and marketing	1,245	1,992	(747)	(38%	)	4,590	6,030	(1,440)	(24%	)
% of total revenue	26%	32%				31%	34%
General and administrative	980	1,110	(130)	(12%	)	3,110	3,308	(198)	(6%	)
% of total revenue	20%	18%				21%	18%
Research and development	373	613	(240)	(39%	)	1,442	1,715	(273)	(16%	)
% of total revenue	8%	10%				10%	10%
Depreciation and amortization	422	510	(88)	(17%	)	1,315	1,515	(200)	(13%	)
% of total revenue	9%	8%				9%	8%
Total operating expenses	3,020	4,225	(1,205)	(29%	)	10,457	12,568	(2,111)	(17%	)

Sales and Marketing Expenses

Sales and marketing expenses decreased $747 thousand to $1.3 million, or 38%, for the three months ended June 30, 2015 compared to $2.0 million for the three months ended June 30, 2014 and decreased 24% to $4.6 million for the three months ended June 30, 2015 compared to $6.0 million for the nine months ended June 30, 2014.  Sales and marketing expenses represented 26% and 32% of total revenue for the three months ended June 30, 2015 and 2014, respectively, and 31% of total revenue for the nine months ended June 30, 2015 and 2014. The decreases as a percentage of revenues for the three and nine months ended June 30, 2015 compared to the prior periods is primarily attributable to decreases in headcount, sales commissions, and marketing expenses.

General and Administrative Expenses

General and administrative expenses decreased $130 thousand, or 12%, to $980 thousand for the three months ended June 30, 2015 compared to $1.1 million for the three months ended June 30, 2014 and decreased $198 thousand, or 6%, to $3.1 million for the nine months ended June 30, 2015 compared to $3.3 million for the nine months ended June 30, 2014.   The decreases in expense for the three and nine months ended June 30, 2015 compared to the prior periods are due to decreases in headcount. Partially offsetting the overall decrease for the nine months ended June 30, 2015 was a charge of $131 for an adjustment to an earnout accrual. General and administrative expenses represented 20% and 18% of total revenue for the three months ended June 30, 2015 and 2014, respectively, and 21% and 18% of total revenue for the nine months ended June 30, 2015 and 2014, respectively.

Research and Development

Research and development expense decreased by $240 thousand, or 39%, to $373 thousand for the three months ended June 30, 2015 compared to $613 thousand for the three months ended June 30, 2014 and decreased $273 thousand, or 16% to $1.4 million for the nine months ended June 30, 2015 compared to $1.7 million for the previous quarter. The decreases in research and development expense for the three and nine months ended June 30, 2015 compared to prior periods is due to decreases in headcount and personnel expenses.

Research and development expense represented 8% and 10% of total revenue for the three months ended June 30, 2015 and 2014, respectively, and 10% of total revenue for both the nine months ended June 30, 2015 and 2014. The decrease in expense as a percentage of revenues for the three and nine months ended June 30, 2015 compared to the prior periods is due to the decreases in headcount and personnel expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $88 thousand, or 17%, to $422 thousand for the three months ended June 30, 2015 compared to $510 thousand for the three months ended June 30, 2014. Equipment related depreciation and amortization related to leasehold improvements declined due to retirements and assets reaching their expected useful lives. Depreciation and amortization represented 9% and 8% of revenue for the three months ended June 30, 2015 and 2014.

Depreciation and amortization decreased $200 thousand, or 13%, to $1.3 million for the nine months ended June 30, 2015 compared to $1.5 million for the nine months ended June 30, 2014.  Equipment related depreciation and amortization related to leasehold improvements declined due to retirements and assets reaching their expected useful lives. Depreciation and amortization represented 9% and 8% of revenue for the nine months ended June 30, 2015 and 2014.

Net Loss

	Three Months	Three Months				Nine Months	Nine Months
	Ended	Ended				Ended	Ended
	June 30	June 30		%		June 30	June 30		%
	2015	2014	Change	Change		2015	2014	Change	Change

Loss from operations	(807)	(1,092)	285	(26%	)	(4,562)	(3,793)	(769)	20%
Interest and other income (expense), net	(278)	(190)	(88)	46%		(643)	(524)	(119)	23%
Loss before income taxes	(1,085)	(1,282)	197	(15%	)	(5,205)	(4,317)	(888)	21%
Provision for income taxes	25	24	1	4%		88	80	8	10%

Net loss	$(1,110)	$(1,306)	$196	(15%	)	$(5,293)	$(4,397)	$(896)	20%

Non-GAAP Measure:
Adjusted EBITDA	$(190)	$(336)	$146	(43%	)	$(2,646)	$(1,639)	$(1,007)	61%

Loss from operations

The loss from operations was ($807) thousand for three months ended June 30, 2015, compared to a loss of ($1.1) million in the prior period and a loss of ($4.6) million for the nine months ended June 30, 2015 compared to ($3.8) million for the prior year. Contributing to the overall loss for the three and nine months ended June 30, 2015 was a decrease in gross profit margin as we maintained fixed costs to support our revenue base. The decline in the gross profit margin the three and nine months ended June 30, 2015 was partially offset by a decrease in overall operating expenses, as we streamlined costs in line with the expected revenue shortfall.

Income Taxes

The provision for income tax expense was $25 thousand and $24 thousand for the three months ended June 30, 2015 and 2014, respectively, and $88 thousand and $80 thousand for the nine months ended June 30, 2015 and 2014, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

Adjusted EBITDA

We also measure our performance based on a non-GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation, and amortization and before stock-based compensation expense, impairment of goodwill and intangible assets, and preferred stock dividends (“Adjusted EBITDA”).

We believe this non-GAAP financial measure of Adjusted EBITDA is useful to management and investors in evaluating our operating performance for the periods presented and provide a tool for evaluating our ongoing operations.

Adjusted EBITDA, however, is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, preferred stock dividends, other amortization and stock-based compensation, and therefore does not represent an accurate measure of profitability.  As a result, Adjusted EBITDA should be evaluated in conjunction with net income for a complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net loss applicable to common shareholders	$(1,141)	$(1,306)	$(5,375)	$(4,397)
Provision for income tax	25	24	88	80
Interest expense (income), net	220	190	585	524
Amortization of intangible assets	141	157	447	498
Depreciation	258	333	814	980
Net loss on disposal of fixed assets	58	-	58	-
EBITDA	(439)	(602)	(3,383)	(2,315)
Other amortization	137	132	411	375
Stock-based compensation	81	134	244	301
Preferred stock dividends	31	-	82	-
Adjusted EBITDA	$(190)	$(336)	$(2,646)	$(1,639)

The decrease in Adjusted EBITDA for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily due to the decrease in operating expenses, including depreciation and amortization, offset by the decrease in revenues. The decrease in Adjusted EBITDA for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 is primarily due to the decrease in revenues and gross profit margin.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $2.6 million for the nine months ended June 30, 2015 compared to cash used in operating activities of $2.9 million for the nine months ended June 30, 2014. This increase compared to the prior period was due to payments made to vendors in the current period, the adjustments for non-cash items such as amortization and depreciation for the period, and the higher net loss for the period.

Investing Activities

Cash used in investing activities was $519 thousand for the nine months ended compared to $862 thousand for the nine months ended June 30, 2014.   In the nine months ended June 30, 2015, we purchased additional equipment to support our network operations center and made contingent acquisition payments.

Financing Activities

Cash provided by financing activities was $2.5 million for the nine months ended June 30, 2015 compared to cash provided by financing activities of $2.6 million for the nine months ended June 30, 2014.  During the nine months ended June 30, 2015, we raised $1.8 million in connection with a private placement of 40,000 shares of Series A convertible preferred stock in October 2014, as well as $2 million received from Mr. Taglich for term notes with maturity dates of June 2016, July 2016, and September 2016, and short term loans from BridgeBank of $1.5 million. Offsetting these proceeds, were payments of $670 thousand on the Bridge Bank line of credit and $2.5 million on a short term loans from BridgeBank.

Capital Resources and Liquidity Outlook

During the current fiscal year, we issued $2 million of term notes to Mr. Michael Taglich, a shareholder and investor, and raised $1.8 million in connection with a private placement of 40,000 shares of Series A convertible preferred stock. In May 2015, the Company extended the term of its BridgeBank Loan from an expiration date of March 31, 2016 to June 30, 2016.

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

Commitments and Contingencies

As of June 30, 2015, we had an accrued contingent earnout liability of $583 thousand from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2016. Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.

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

Accounting for Stock-Based Compensation

At June 30, 2015, we maintained one stock-based compensation plan and one employee stock purchase plan which are more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2014.

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

As of June 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stock Options

During the fiscal quarter ended June 30, 2015, the Company granted 500 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.71 per share.

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

Warrants

During the fiscal quarter ended June 30, 2015, the Company issued five year warrants to purchase an aggregate of 60,000 shares of Common Stock with an exercise price of $4.00 per share and three year warrants to purchase an aggregate of 160,000 shares of Common Stock with an exercise price of $1.75 per share. There are no plans to register the common stock issued in this offering, however in the event the Company does register other Common stock, we agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

The warrants were issued in reliance on the exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 5. Other Information

Amendment to Bank Loan Agreement

On May 12, 2015, the Company entered into an amendment to its Loan Agreement with BridgeBank to extend the term of the loan from an expiration date of March 31, 2016 to June 30, 2016 (the “Loan Amendment”). In August 2015, the loan was further extended to a maturity date of September 30, 2016. On July 21, 2016, the Loan Agreement with Bridgebank was further amended to obtain a waiver for certain reporting covenants for the month of May 2015. In addition, BridgeBank increased the borrowing rate from prime plus 1.00% (4.25%) to prime plus 5.00% (8.25%).

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation

On July 21, 2015, the Company issued a Term Note to Michael Taglich to document a loan by Mr. Taglich to the Company of $500,000. The terms of this note provide that the Company will pay interest at a rate of 8% per annum and the note will mature on July 21, 2016.

In consideration of the loan by Mr. Taglich, the Company issued Mr. Taglich a warrant to purchase 160,000 shares of Common Stock of the Company at a price equal to $1.75 per share on July 21, 2015. The July warrant has a term of three years and is exercisable upon date of issuance. The Company agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrants.

Mr. Taglich is a member of the Board of Directors of the Company.

The foregoing description of the Loan Amendment, Note and warrant does not purport to be complete and is qualified in its entirety by reference to the full text of such documents, copies of which are filed as exhibits to this Report on Form 10-Q.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2015)

10.1	Term Note in the principal amount of $500,000, dated July 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2015)

10.2

Common Stock Purchase Warrant issued by the Company to Michael Taglich, dated July 21, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 24, 2015)

10.3	Amendment to Loan and Security Agreement with BridgeBank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 24, 2015)

10.4	Amendment to Loan and Security Agreement with BridgeBank

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

August 14, 2015	/s/ Thomas L. Massie
Date	Thomas L. Massie
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2015	/s/ Michael D. Prinn
Date	Michael D. Prinn
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

10.4	Amendment to Loan and Security Agreement with BridgeBank
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.