Form 10-K
period 2015-09-30
Bridgeline Digital, Inc.
filed 2015-12-24
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9,566,515 based on the closing price of $2.45 of the issuer’s common stock, par value $.001 per share, as reported by the NASDAQ Stock Market on March 31, 2015.

On December 8, 2015, there were 5,326,615 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2015 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended September 30, 2015, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described herein and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I

Item 1. Business.

Overview

Bridgeline Digital, The Digital Engagement Company™, enables its customers to maximize the performance of their mission critical websites, intranets, and online stores. Bridgeline’s iAPPS® platform deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to help marketers deliver online experiences that attract, engage and convert their customers across all digital channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. Our iAPPSds (“distributed subscription”), is a platform that empowers large franchise and multi-unit organizations with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. Our iAPPSdsr platform, released in 2015, targets the growing multi-unit organizations with 10-500 locations providing them with powerful web engagement tools while maintaining corporate brand control and consistency.

The iAPPS platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s Tier 1 co-managed hosting facility.

The iAPPS Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In 2015, the SIIA (Software and Information Industry Association) awarded iAPPS Content Manager, the 2015 SIIA CODiE Award for Best Web Content Management Platform. Also in 2015, EContent magazine named iAPPS Digital Engagement Platform to its Trendsetting Products list. The list of 75 products and platforms was compiled by EContent’s editorial staff, and selections were based on each offering’s uniqueness and importance to digital publishing, media, and marketing. We were also recognized in 2015 as a strong performer by Forrester Research, Inc in its independence report, “The Forrester Wave ™: Through-Channel Marketing Automation Platforms, Q3 2015.” In recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

Products and Services

Products

iAPPS Platform

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

●

iAPPSds is a web content management and eCommerce platform built specifically to support the needs of multi-unit organizations and franchises. iAPPSds deeply integrates content management, eCommerce, eMarketing, and web analytics and is a self-service web platform that is offered to each authorized franchise or multi-unit organization for a monthly subscription fee. iAPPSds acts as a control center for a large organization’s distributed websites enabling local content publishing that is managed through a workflow approval process that gives corporate marketing control of the brand and message. iAPPSds also supports responsive design that adapts to specific device screen sizes access a website, driving more positive user experiences and engagement. iAPPSds is a cloud based SaaS solution. iAPPSdsr is a web content management and eCommerce platform, released in 2015, and is targeted towards growing multi-unit organizations with 10-500 locations providing them with powerful web engagement tools while maintaining corporate brand control and consistency. iAPPSdsr provides a quick to market solution while leveraging all iAPPSdsr powerful offerings referenced above. iAPPSdsr is a cloud based SaaS solution.

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

A large number of our customers engage Bridgeline to host and manage the mission critical web sites and web stores we develop. Through our partnerships with Internap and Saavis, Tier 1 secured data centers, we offer co-location services in state-of-the-art facilities. We provide 24/7 application monitoring, emergency response, version control, load balancing, managed firewall security, and virus protection services. We provide shared hosting, dedicated hosting, and SaaS hosting for our customers.

Sales and Marketing

Overview

Bridgeline employs a direct sales force to sell enterprise iAPPS engagements and each sale takes on average 3-6 months to complete. Our direct sales force focuses its efforts selling to mid-sized and large companies. These companies are generally categorized in the following vertical markets: financial services, retail brand names, health services and life sciences, technology (software and hardware), credit unions and regional banks, as well as associations and foundations.

Bridgeline also employs a direct sales force to sell iAPPSds and iAPPSdsr engagements to franchises and multi-unit organizations. Each sale in the iAPPSds vertical market takes on average approximately one year to complete and in the iAPPSdsr vertical market approximately 3-6 months to complete.

Strategic Alliances

We have dedicated business development professionals whose mission is to identify and establish strategic alliances for iAPPS and iAPPSds. We maintain a strategic alliance with UPS Logistics, which began in 2012. Bridgeline and UPS Logistics signed a multi-year agreement to offer B2B and B2C eCommerce web stores with an end-to-end eCommerce offering comprised of Bridgeline’s eCommerce Fulfilled™ solution and UPS Logistics and fulfillment services. The combined Bridgeline and UPS Logistics offering provides customers with the ability to manage the eCommerce and supply chain fulfillment needs and was designed to benefit mid-market and larger online web stores who seek end to end solutions.

Also in 2012, Bridgeline signed a multi-year agreement with The UPS Stores, a national franchise network of over 4,300 locations who license the iAPPSds platform.

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

New Customer Acquisition

We identify customers within our vertical expertise (financial services, franchise/dealer networks, retail brand names, health services and life sciences, high technology, credit unions and regional banks, as well as associations and foundations). Our business development professionals create an annual territory plan identifying various strategies to engage our target customers.

Customer Retention Programs

We use digital marketing capabilities when marketing to our customer base. We make available via email and on our website Bridgeline authored Whitepapers, featured case studies, and/or Company related announcements to our customers on a bimonthly basis. We also host educational on-line webinars, face to face seminars and training.

New Lead Generation Programs

We generate targeted leads and new business opportunities by leveraging on-line marketing strategies. We receive leads by maximizing the SEO capabilities of our own website. Through our website, we provide various educational Whitepapers and promote upcoming on-line seminars. In addition, we utilize banner advertisements on various independent newsletters and paid search advertisements that are linked to our website. We also participate and exhibit at targeted events.

Social Media Programs

We market Bridgeline’s upcoming events, Whitepapers, blogs, case studies, digital product tutorials, announcements, and related articles frequently on leading social media platforms such as Twitter, LinkedIn, YouTube and Facebook.

Acquisitions

There were no acquisitions during the fiscal years ended September 30, 2015 and 2014.

Research and Development

We have a strong commitment to research and development activities focusing on creating new products and innovations, product enhancements, and funding future market opportunities. In fiscal 2015 and 2014, research and development expenses were $1.9 million, or 10% of revenues, and $2.4 million, or 10% of revenues, respectively.

Employees

We have 91 employees worldwide as of September 30, 2015. Substantially all of those employees are full time employees.

Customers

We primarily serve the following vertical markets that we believe have a history of investing in information technology enhancements and initiatives as follows:

●	Financial Services
●	Franchises/Multi-unit Organizations
●	Retail Brand Names
●	Health Services and Life Sciences
●	Technology (software and hardware)
●	Credit Unions and Regional Banks
●	Associations and Foundations

For the years ended September 30, 2015 and 2014, no customer generated more than 10% of our revenue.

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

We may also require additional funding to further expand our operations. We currently have a borrowing facility with BridgeBank from which we can borrow, and this line is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future. We also depend on other sources of financing and this may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

The web development/services market is highly fragmented with a large number of competitors and potential competitors. Our prominent public company competitors are Open Text, Demandware, Sitecore, Episerver, and Big Commerce. We face competition from customers and potential customers who develop their own applications internally. We also face competition from potential competitors that are substantially larger than we are and who have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

There may be a limited market for our common stock which may make it more difficult for you to sell your stock and which may reduce the market price of our common stock.

The average shares traded per day in fiscal 2015 was approximately 15,000 shares per day compared to approximately 20,000 for fiscal 2014. If our average trading volume of our common stock continues to decrease it may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve either now or in the future.

The market price of our common stock is volatile which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this annual report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. During fiscal 2015, the closing price of our common stock as reported by NASDAQ fluctuated between $1.15 and $3.80.

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

We host our SaaS and managed hosting customers from our co-managed Network Operation Center (“NOC”), which is operated by a third-party. While we have ownership control and have access to our servers and all of the components of our network operation center, we do not control the operation of the Tier 1 data facility. Our data facility lease automatically renews each year. If upon renewal date our third-party provider does not provide commercially reasonable terms, we may be required to transfer our servers to a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2.   Properties.

The following table lists our offices, all of which are leased:

Geographic Location	Address	Size
Atlanta, Georgia	5555 Triangle Parkway Norcross, Georgia 30092	8,547 square feet, professional office space
Baltimore, Maryland	6700 Alexander Bell Dr. Baltimore, Maryland 21046	4,925 square feet, Professional office space
Bangalore, India	Bagmane Tech Park Bangalore 560 093	2,617 square feet professional office space
Boston, Massachusetts	80 Blanchard Road Burlington, Massachusetts 01803	21,136 square feet, professional office space
Chicago, Illinois	30 N. LaSalle Street, 20th Floor Chicago, IL 60602	4,880 square feet, professional office space
Dallas, Texas	6860 North Dallas Parkway Plano, TX 75024	500 square feet, professional office space
Denver, Colorado	410 17th Street, Suite 600 Denver, CO 80202	5,993 square feet, professional office space
New York, New York	54 W. 40th Street New York, NY 10018	500 square feet, professional office space
San Luis Obispo, California	3450 Broad Street San Luis Obispo, CA 93401	3,937 square feet Professional office space
Tampa, Florida	5325 Primrose Lake Circle Tampa, FL 33647	4,264 square feet Professional office space

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

Year Ended September 30, 2015	High	Low

Fourth Quarter	$1.81	$1.15
Third Quarter	$2.35	$1.61
Second Quarter	$2.65	$2.25
First Quarter	$3.80	$2.23

Year Ended September 30, 2014	High	Low

Fourth Quarter	$4.65	$3.25
Third Quarter	$5.10	$3.80
Second Quarter	$6.80	$4.40
First Quarter	$5.80	$3.95

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our common shareholders in the near future. During fiscal 2015, we did issue stock dividends to holders of our Series A preferred stock. As of December 5, 2015, our common stock was held of record by approximately 1,210 shareholders. Most of the Company’s stock is held in street name through one or more nominees.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following summarizes all sales of our unregistered securities during the year ended September 30, 2015, other than sales of unregistered securities during the quarter ended December 31, 2014 that were previously disclosed on Form 8-K. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

(1)

During the quarter ended September 30, 2015, the Company sold 185,185 shares of common stock at a price of $1.35 for gross proceeds of $250,000 to Mr. Roger Kahn. Mr. Kahn was hired as the Chief Operating Officer of Bridgeline Digital, Inc. on August 24, 2015.

(2)	During the year ended September 30, 2015, the Company granted 339,300 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.81 per share.

The stock option securities were issued exclusively to our directors, executive officers and employees. The issuance of options and the shares of common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 6.   Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls. These and other risks are more fully described herein and in our other filings with the Securities and Exchange Commission.

This section should be read in combination with the accompanying audited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview

Bridgeline Digital, The Digital Engagement Company™, enables its customers to maximize the performance of their mission critical websites, intranets, and online stores. Bridgeline’s iAPPS® platform deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to help marketers deliver online experiences that attract, engage and convert their customers across all digital channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. The iAPPSds (“distributed subscription”) product is a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. Our iAPPSdsr platform, released in 2015, targets the growing multi-unit organizations with 10-500 locations providing them with powerful web engagement tools while maintaining corporate brand control and consistency.

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

The iAPPS Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In 2015, the SIIA (Software and Information Industry Association) awarded iAPPS Content Manager, the 2015 SIIA CODiE Award for Best Web Content Management Platform. Also in 2015, EContent magazine named iAPPS Digital Engagement Platform to its Trendsetting Products list. The list of 75 products and platforms was compiled by EContent’s editorial staff, and selections were based on each offering’s uniqueness and importance to digital publishing, media, and marketing. We were also recognized in 2015 as a strong performer by Forrester Research, Inc in its independence report, “The Forrester Wave ™: Through-Channel Marketing Automation Platforms, Q3 2015.” In recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Burlington, Massachusetts. The Company maintains regional field offices serving the following geographical locations: Atlanta, Baltimore, Boston, Chicago, Dallas, Denver, New York, San Luis Obispo and Tampa. The Company has one wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

Sales and Marketing

Bridgeline employs a direct sales force and each sale takes on average 3-6 months to complete. Each franchise/multi-unit organization sale takes on average one year to complete. Our direct sales force focuses its efforts selling to medium-sized and large companies. These companies are generally categorized in the following vertical markets: (i) financial services; (ii) franchises/multi-unit organizations; (iii) retail brand names; (iv) health services and life sciences; (v) technology (software and hardware); (vi) credit unions and regional banks and (vii) associations and foundations. We have nine geographic locations in the United States.

We have business development professionals dedicated to identifying and establishing strategic alliances for iAPPS and iAPPSds. We have maintained a strategic alliance with UPS Logistics since 2012. Bridgeline and UPS Logistics signed a multi-year agreement to offer B2B and B2C eCommerce web stores with an end-to-end eCommerce offering comprised of Bridgeline’s eCommerce Fulfilled™ solution and UPS Logistics and fulfillment services. The combined Bridgeline and UPS Logistics offering provides customers with the ability to manage the eCommerce and supply chain fulfillment needs and was designed to benefit mid-market and larger online web stores who seek end to end solutions. Also, in 2012, we signed a multi-year agreement with The UPS Stores, a national franchise network of over 4,300 locations who license the iAPPS ds platform. Since 2013, we have signed more national multi-unit organizations expanding the iAPPSds footprint to potentially thousands more customers.

We continue to pursue significant strategic alliances that will enhance the sales and distribution opportunities of iAPPS related intellectual property.

Acquisitions

Bridgeline will continue to evaluate expanding its distribution of iAPPS and its interactive development capabilities through acquisitions. We may make additional acquisitions in the foreseeable future. These potential acquisitions will be consistent with our iAPPS platform distribution strategy and growth strategy by providing Bridgeline with new geographical distribution opportunities, an expanded customer base, an expanded sales force and an expanded developer force. In addition, integrating acquired companies into our existing operations allows us to consolidate the finance, human resources, legal, marketing, research and development of the acquired businesses with our own internal resources, hence reducing the aggregate of these expenses for the combined businesses and resulting in improved operating results.

Customer Information

We currently have approximately 2,500 active customers. For the years ended September 30, 2015 and 2014, no one customer represented 10% or more of the Company’s total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2015 (“fiscal 2015”) decreased to $19.2 million from $23.7 million for the fiscal year ended September 30, 2014 (“fiscal 2014”).  Loss from operations for fiscal 2015 was ($16.1) million compared with loss from operations of ($5.2) million for fiscal 2014. We had a net loss for fiscal 2015 of ($16.8) million compared with a net loss of ($6.2) million for fiscal 2014. In fiscal 2015, we recorded a goodwill impairment charge of $10.5 million, which comprised the majority of the loss in fiscal 2015. Loss per share attributable to common shareholders for fiscal 2015 was ($3.88) compared with loss per share attributable to common shareholders of ($1.58) for fiscal 2014.

RESULTS OF OPERATIONS	Year Ended September 30,
(dollars in thousands)	2015	2014	$ Change	% Change

Revenue
Digital engagement services
iAPPS digital engagement services	$10,164	$14,308	$(4,144)	(29%	)
% of total revenue	53%	60%
Other digital engagement services	1,739	2,061	(322)	(16%	)
% of total revenue	9%	9%
Subtotal digital engagement services	11,903	16,369	(4,466)	(27%	)
% of total revenue	62%	69%
Subscription and perpetual licenses	5,792	5,749	43	1%
% of total revenue	30%	24%
Managed service hosting	1,529	1,619	(90)	(6%	)
% of total revenue	8%	7%
Total revenue	19,224	23,737	(4,513)	(19%	)

Cost of revenue

Digital engagement services
iAPPS digital engagement cost	8,246	9,071	(825)	(9%	)
% of iAPPS digital engagement revenue	81%	63%
Other digital engagement cost	492	1,160	(668)	(58%	)
% of other digital engagement revenue	28%	56%
Subtotal digital engagement services	8,738	10,231	(1,493)	(15%	)
% of digital engagement services revenue	73%	63%
Subscription and perpetual licenses	1,994	1,694	300	18%
% of subscription and perpetual licenses revenue	34%	29%
Managed service hosting	307	280	27	10%
% of managed service hosting	20%	17%
Total cost of revenue	11,039	12,205	(1,166)	(10%	)
Gross profit	8,185	11,532	(3,347)	(29%	)
Gross profit margin	49%	49%

Operating expenses
Sales and marketing	5,760	7,988	(2,228)	(28%	)
% of total revenue	30%	34%
General and administrative	3,935	4,392	(457)	(10%	)
% of total revenue	20%	19%
Research and development	1,901	2,386	(485)	(20%	)
% of total revenue	10%	10%
Depreciation and amortization	1,695	1,999	(304)	(15%	)
% of total revenue	9%	8%
Goodwill impairment	10,500	-	10,500	-
% of total revenue	55%	-
Restructuring expenses	496	-	496	-
% of total revenue	3%	-
Total operating expenses	24,287	16,765	7,522	45%
% of total revenue	126%	71%

Loss from operations	(16,102)	(5,233)	(10,869)	208%
Interest expense, net	(892)	(739)	(153)	21%
Loss before income taxes	(16,994)	(5,972)	(11,022)	185%
(Benefit)/provision for income taxes	(226)	243	(469)	(193%	)
Net loss	$(16,768)	$(6,215)	$(10,553)	170%

Non-GAAP Measure
Adjusted EBITDA	$(2,624)	$(2,241)	$(383)	17%

Highlights of Fiscal 2015

●	Subscription and perpetual license revenue remained constant at $5.8 million for both fiscal 2015 and fiscal 2014.

●	Recurring revenue remained constant in fiscal 2015 compared to fiscal 2014 at $6.9 million.

●	Recurring revenue for fiscal 2015 as a percentage of total revenue was 35%, an increase from 29% in fiscal 2014.

●	Revenue from our non-iAPPS, or legacy business, decreased by approximately 48% in fiscal 2015, when compared to fiscal 2014.

●	iAPPS Content Manager was awarded the 2015 CODiE Award for Best Content Management Platform globally and iAPPS Commerce was named a 2015 CODiE Award finalist for Best eCommerce System globally.

Revenue

Total revenue for the fiscal year ended September 30, 2015 decreased $4.5 million, or 19%, to $19.2 million from $23.7 million in fiscal 2014. Our revenue is derived from three sources: (i) digital engagement services; (ii) subscription and perpetual licenses; and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement services and other digital engagement services generated from non-iAPPS related engagements. Total revenue from digital engagement services decreased $4.5 million, or 27% to $11.9 million in fiscal 2015 from $16.4 million in fiscal 2014. The decrease in digital engagement services revenue for fiscal 2015 compared to the prior period is due primarily to a decrease in new iAPPS engagements combined with project delays, as well as an expected decrease in non-iAPPS digital engagement services revenues. Revenue from iAPPS related digital engagement services decreased $4.1 million, or 29% to $10.2 million compared to fiscal 2014. The decrease is attributable to a decrease in new iAPPS engagements combined with project delays.

Digital engagement services revenue as a percentage of total revenue decreased to 62% in fiscal 2015 from 69% in fiscal 2014. The decrease is attributable to the decrease in the number of iAPPS license related engagements and lower margin iAPPSds engagements.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $43 thousand to $5.8 million in fiscal 2015 from $5.7 million in fiscal 2014. Subscription and perpetual license revenue as a percentage of total revenue increased to 30% in fiscal 2015 from 24% in fiscal 2014.

The increases are due primarily to a higher amount of subscription license revenues, particularly from our iAPPSds product for multi-unit organizations and the franchise industry.

Managed Service Hosting

Revenue from managed service hosting decreased $90 thousand, or 6%, to $1.5 million in fiscal 2015 from $1.6 million in fiscal 2014. The decreases are due to the ending of engagements with smaller hosting customers obtained through previous acquisitions combined with a majority of our new engagements are SaaS engagements and do not have a separate managed hosting component. Managed services revenue as a percentage of total revenue was 8% in fiscal 2014 compared to 7% in fiscal 2014.

The decreases are due to our efforts to engage with customers that are aligned with our core competencies and proactively end engagements with a number of smaller hosting customers obtained through previous acquisitions.

Cost of Revenue

Total cost of revenue for the fiscal year ended September 30, 2015 decreased $1.2 million, or 10%, to $11.0 million from $12.2 million in fiscal 2014.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $1.5 million, or 15%, compared to fiscal 2014. The decrease is attributable to decreases in headcount and compensation in conjunction with the decrease in digital engagements services revenues. The cost of total digital engagement services as a percentage of total digital engagement services revenue increased to 73% in fiscal 2015 from 63% in fiscal 2014. The increase as a percentage of revenue is attributable to the decrease in services engagement revenues at a faster pace than employee workforce reductions, and some iAPPSds projects sold at a lower service margin in order to secure higher margin license revenue.

Cost of iAPPS digital engagement services decreased $825 thousand, or 9%, to $8.2 million in fiscal 2015 from $9.1 million in fiscal 2014. The decrease is attributable to decreases in headcount and compensation in conjunction with the decrease in iAPPS digital engagements services revenues. Cost of iAPPS digital engagement services as a percentage of iAPPS digital engagement revenue increased to 81% from 63%. The increase as a percentage of revenue is attributable to the decrease in services engagement revenues at a faster pace than employee workforce reductions in fiscal 2015, and some iAPPSds projects sold at a lower margin.

Cost of other digital engagement services for fiscal 2015 decreased $668 thousand to $492 thousand in fiscal 2015, a decrease of 58% when compared to fiscal 2014. The decrease is due to reducing costs in line with the non-iAPPS revenue decrease. The cost of other digital engagement services as a percentage of other digital engagement service revenue decreased to 28% in fiscal 2015 from 56% in fiscal 2014.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $300 thousand or 18% to $2.0 million in fiscal 2015 compared to $1.7 million in fiscal 2014. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 34% in fiscal 2015 from 29% in fiscal 2014. The increases are primarily due to fixed costs to support our network operations center.

Cost of Managed Service Hosting

Cost of managed service hosting increased $27 thousand or 10% in fiscal 2015 to $307 thousand compared to $280 thousand in fiscal 2014. The increase in the amount of managed service hosting costs is due to the continued investments in our co-managed network operation center to support our iAPPS perpetual based customers who host their licenses on our network. The cost of managed services as a percentage of managed services revenue increased to 20% in fiscal 2015 from 17% in fiscal 2014. The increase is attributable to fixed costs to support our network operations center.

Gross Profit

Gross profit decreased $3.3 million, or 29% in fiscal 2015 to $8.2 million compared to $11.5 million in fiscal 2014. The decrease is primarily attributable to the decrease in iAPPS related digital engagement service revenue.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $2.2 million, or 28% to $5.8 million in fiscal 2015 from $8.0 million in fiscal 2014. Sales and marketing expense as a percentage of total revenue decreased to 30% in fiscal 2015 compared to 34% in fiscal 2014. The decreases are primarily attributable to decreases in compensation related expenses, sales commissions and marketing expenses. We made a concerted effort to streamline expenses to better align with our revenues.

General and Administrative Expenses

General and administrative expenses decreased $457 thousand, or 10% to $3.9 million in fiscal 2015 from $4.4 million in fiscal 2014. The decrease is attributable to decreases in compensation related and legal expenses. General and administrative expense as a percentage of revenue increased to 20% in fiscal 2015 compared to 19% in fiscal 2014. The increase is due to a decrease in revenue and fixed administrative costs required to support the revenue base.

Research and Development

Research and development expense decreased by $485 thousand, or 20% to $1.9 million in fiscal 2015 from $2.4 million in fiscal 2014. The decrease in fiscal 2015 compared to fiscal 2014 is attributable to a decrease in compensation related costs. The decrease in headcount was due to attrition and not part of restructuring initiatives. In order to compensate for the headcount reduction in services, employees from our development group assisted the delivery team on certain projects to maintain production schedules and their costs were cross charged to cost of digital engagement services. Research and development expense as a percentage of total revenue was 10% for both periods.

Depreciation and Amortization

Depreciation and amortization expense decreased by $304 thousand, or 15% to $1.7 million in fiscal 2015 from $2.0 million in fiscal 2014. This decrease is primarily attributable to retirement of fixed assets in relation to a reduction of office space during fiscal 2015 and a reduction in capital expenditure purchases in fiscal 2015. Depreciation and amortization as a percentage of total revenue increased to 9% in fiscal 2015 from 8% in fiscal 2014.

Goodwill Impairment

For fiscal 2015, we performed the annual assessment of our goodwill and concluded that it was more likely than not that the fair values of our reporting unit were less than their carrying amounts. The Company determined that the most appropriate approach to use to determine the fair value of the reporting unit was the discounted cash flow method. A comparison to the implied fair value of goodwill to its carrying value resulted in an impairment charge of $10.5 million. We did not recognize an impairment loss in fiscal 2014.

Restructuring Expenses

During the second half of fiscal 2015, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with the recent decrease in revenue. The Company renegotiated three offices leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. During the fourth quarter, the Company recorded a restructuring liability of $307 for the future contractual rental commitments for vacated office space and related costs, offset by estimated sub-lease income. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease space is currently contractually occupied by a new sub-tenant for the remaining life of the lease. These estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the consolidated statement of operations. In total, a charge of $496 was recorded to restructuring expenses in the consolidated statement of operations for the total lease expenses less sub-lease rental income, other miscellaneous lease termination costs, loss on disposal of fixed assets, and costs for severance and termination benefits.

Loss from Operations

The loss from operations was ($16.1) million for fiscal 2015 compared to a loss from operations of ($5.2) million for fiscal 2014. The increase in loss from operations is a result of the goodwill impairment, restructuring charges, and the decrease in iAPPS related digital engagement services revenue.

Provision for Income Taxes

We recorded a net benefit for income tax expense of $226 thousand for fiscal 2015 compared to a provision for income tax of $243 thousand for fiscal 2014. The benefit was primarily attributable to the elimination of a naked tax credit related to deductible goodwill from previous acquisitions that was eliminated upon recording a $10.5 million goodwill impairment charge. Income tax expense represents the estimated liability for Federal, state and foreign income taxes owed by the Company, including the alternative minimum tax. This increase is due to deferred tax liabilities related to indefinite lived, tax deductible assets from two previous acquisitions. The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets at September 30, 2015 and 2014.

The Federal net operating loss (NOL) carryforward of approximately $19.0 million as of September 30, 2015 expires on various dates through 2035. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

Adjusted EBITDA

We also measure our performance based on a non-GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation, and amortization and before stock-based compensation expense, impairment of goodwill and intangible assets, and restructuring charges (“Adjusted EBITDA”).

We believe this non-GAAP financial measure of Adjusted EBITDA is useful to management and investors in evaluating our operating performance for the periods presented and provides a tool for evaluating our ongoing operations. Adjusted EBITDA, however, is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, goodwill impairment, restructuring charges, other amortization and stock-based compensation, and therefore does not represent an accurate measure of profitability. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for a complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The following table reconciles net loss (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

	Year Ended September 30,
	2015	2014
Net loss	$(16,768)	$(6,215)
(Benefit)provision for income taxes	(226)	243
Interest expense, net	892	739
Amortization of intangible assets	554	655
Depreciation	1,065	1,282
EBITDA	(14,483)	(3,296)
Goodwill impairment	10,500	-
Restructuring expenses	496	-
Other amortization	549	549
Stock-based compensation	314	506
Adjusted EBITDA	$(2,624)	$(2,241)

Adjusted EBITDA was ($2.6) million for fiscal 2015 compared with ($2.2) million for fiscal 2014. This was primarily due to the decrease in iAPPS related digital engagement revenue compared to fiscal 2014.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $2.8 million for fiscal 2015, compared to cash used in operating activities of $3.8 million for fiscal 2014.  This decrease in cash used from operating activities is primarily attributable to increases in accounts payables and accrued liabilities.

Investing Activities

Cash used in investing activities was $187 thousand for fiscal 2015 compared with $468 million for fiscal 2014. The decrease was primarily due to less purchases of capital equipment and software in fiscal 2015 than fiscal 2014.

Financing Activities

Cash provided by financing activities was $2.1 million for fiscal 2015 compared with $2.9 million for fiscal 2014. The decrease was due to the net payments made on bank term loans and our BridgeBank line of credit and contingent acquisition payments, offset by sales of common and preferred stock and proceeds of $2 million in term notes from a shareholder. At September 30, 2015, we had an outstanding balance under our credit line with BridgeBank of $2.7 million and a short term loan of $250 thousand paid in full in October 2015.

Capital Resources and Liquidity Outlook

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The Loan Agreement has a current maturity date of September 30, 2016. The maturity date was extended in December 2015 to a maturity date of December 31, 2016.

The BridgeBank Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings accrue interest at BridgeBank’s prime plus 5.00% (8.25%).  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. Mr. Michael Taglich, a member of the Board of Directors, signed an unconditional guaranty (the “Guaranty”) and promise to pay the Company’s lender, BridgeBank, N.A all indebtedness in an amount not to exceed $2 million in connection with the out of formula borrowings.

As of September 30, 2015, the Company had an outstanding balance under the BridgeBank Loan Agreement of $2.7 million and an outstanding short term loan with BridgeBank of $250 thousand which was repaid in October 2015.

During fiscal 2015, we issued four term notes (“the Notes”) to Mr. Michael Taglich totaling $2 million. The terms of the Notes provide that Bridgeline will pay interest at ranges between 7 and 8% per annum. The maturity dates of the notes range from due dates of June 30, 2016 to September 30, 2016. Subsequent to the end of the year, Bridgeline issued Term Notes (the “Notes”) to Mr. Michael Taglich and Mr. Robert Taglich to document a loan from each of them for $250 thousand. The terms of the Notes provide that Bridgeline will pay interest at a rate of 8% per annum and the Notes will mature on February 23, 2016. Subsequent to the close of fiscal 2015, each of the Notes were amended in December 2015. The amendments consisted of an increase of 1.5% interest per annum effective January 1, 2016, an extension of the maturity date to March 1, 2017, and a prepayment penalty of 2%.

On September 30, 2013, Bridgeline Digital entered into a Note Purchase Agreement (the "Purchase Agreement") with accredited investors pursuant to which Bridgeline Digital sold an aggregate of $2.0 million of 10% secured subordinated convertible notes (the "Notes"). The gross proceeds to Bridgeline Digital at the closing of this private placement were $2.0 million. The Notes accrue interest at a rate of ten percent (10%) per annum and mature on September 30, 2016. Interest on the Notes is payable quarterly in cash. On November 6, 2013, Bridgeline Digital entered into an amendment (the "Amendment") to the Purchase Agreement by and among Bridgeline Digital and the accredited investors’ party thereto. The Amendment increased the aggregate amount of 10% secured subordinated convertible notes (the "New Notes") able to be sold by Bridgeline Digital to $3.0 million. On November 6, 2013, Bridgeline Digital sold an additional $1.0 million of New Notes (the "Second Closing"). The gross proceeds to Bridgeline Digital at the Second Closing of this private placement were $1.0 million. The Notes accrue interest at a rate of ten percent (10%) per annum and mature on November 6, 2016. Interest on the Notes is payable quarterly in cash. The Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $6.50 per share at any time prior to the maturity date, provided that no holder may convert the Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion. Subsequent to the close of fiscal 2015, each of the Notes were amended in December 2015. The amendments consisted of an increase of 1.5% interest per annum effective January 1, 2016, an extension of the maturity date to March 1, 2017, and a prepayment penalty of 2%.

The Notes are secured by all of Bridgeline Digital's assets. The security interest granted to the holders of the Notes is subordinate to the security interest held by Bridgeline Digital's senior lender, BridgeBank. Bridgeline Digital may prepay any portion of the principal amount of the outstanding Notes at any time. Under certain circumstances Bridgeline Digital has the right to force conversion of the Notes into shares of Bridgeline Digital common stock in the event the Bridgeline Digital common stock trades in excess of $13.00 per share for 20 trading days out of any 30 trading day period.

We believe that cash generated from operations and proceeds from the bank line of credit will be sufficient to fund our working capital and capital expenditure needs in the foreseeable future. However, we currently have a borrowing facility with BridgeBank from which we can borrow, and this line is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Contractual Obligations

We lease our facilities in the United States and India.  Other contractual obligations include: (i) certain equipment acquired under capitalized lease agreements; (ii) term notes payable to a shareholder (iii) contingent earnouts in the amount of $868 thousand payable in cash on the achievement of revenue and earnings targets; (iv) a short term bank loan of $250 thousand due in October 2015; and (v) subordinated convertible debt of $3.0 million due in 2016.

The following summarizes our contractual obligations:

(in thousands)	For the Year Ended September 30,
Payment obligations by year	FY16	FY17	FY18	FY19	FY20 + thereafter	Total
Line of credit	$-	$2,695	$-	$-	$-	$2,695
Term Loan (a)	250	-	-	-	-	250
Subordinated Convertible Debt	-	3,000	-	-	-	3,000
Term Notes from Shareholder	-	2,000	-	-	-	2,000
Capital Leases	320					320
Operating Leases (b)	839	653	548	269	65	2,374
Contingent acquisition payments (c)	468	-	-	-	-	468
	$1,877	$8,348	$548	$269	$65	$11,107

(a) Paid in full in October 2015
(b) Net of sublease income

(c) The contingent acquisition payments are maximum potential earn-out consideration payable to former owners of acquired companies. Amounts actually paid may be less. Contingent acquistion payments do not include 32,000 shares of potential common stock issuable upon achievement of certain revenue and earnings targets.

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

For fiscal 2015, we performed the annual assessment of our goodwill during the fourth quarter of 2015, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was more likely than not that the fair values of our reporting units were less than their carrying amounts, and therefore we believed it was necessary to perform the quantitative two-step impairment test. There were numerous positive qualitative factors discovered during our analysis, but the instability of the market price of our common stock and the decline in revenues were a material adverse factor that led us to believe that we should progress to the second step of the impairment testing. In estimating fair value, we performed a discounted cash flow analysis on the reporting unit to determine fair value. The inputs to the discounted cash flow model are considered level 3 in the fair value hierarchy. The impairment test indicated that the estimated fair value of the reporting unit was less than its corresponding carrying amount. As a result of the analyses performed, we recorded goodwill impairment charges of $10.5 million in 2015. There were no impairment charges in 2014.

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

Accounting for Stock-Based Compensation

At September 30, 2015, we maintained one stock-based compensation plan more fully described in Note 12.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Bridgeline Digital, Inc.:

Burlington, MA

We have audited the consolidated balance sheets of Bridgeline Digital, Inc., and subsidiary (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridgeline Digital, Inc. as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

December 23, 2015

Boston, Massachusetts

BRIDGELINE DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	As of September 30,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$337	$1,256
Accounts receivable and unbilled receivables, net	2,463	3,342
Prepaid expenses and other current assets	680	747
Total current assets	3,480	5,345
Equipment and improvements, net	1,315	2,175
Intangible assets, net	1,028	1,582
Goodwill	12,641	23,141
Other assets	723	1,317
Total assets	$19,187	$33,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,626	$1,126
Accrued liabilities	1,046	957
Accrued earnouts, current	468	487
Debt, current	92	985
Capital lease obligations, current	320	364
Deferred revenue	1,542	1,990
Total current liabilities	5,094	5,909

Accrued earnouts, net of current portion	-	381
Debt, net of current portion	7,695	5,935
Capital lease obligations, net of current portion	-	247
Other long term liabilities	726	1,155
Total liabilities	13,515	13,627

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 208,222 at September 30, 2015 and 0 at September 30, 2014, issued and outstanding (liquidation preference $2,114)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 4,637,684 at September 30, 2015 and 4,388,583 at September 30, 2014, issued and outstanding	5	5
Additional paid-in capital	50,434	47,790
Accumulated deficit	(44,411)	(27,529)
Accumulated other comprehensive loss	(356)	(333)
Total stockholders’ equity	5,672	19,933
Total liabilities and stockholders’ equity	$19,187	$33,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended September 30,
	2015	2014
Net revenue:
Digital engagement services	$11,903	$16,369
Subscription and perpetual licenses	5,792	5,749
Managed service hosting	1,529	1,619
Total net revenue	19,224	23,737
Cost of revenue:
Digital engagement services	8,738	10,231
Subscription and perpetual licenses	1,994	1,694
Managed service hosting	307	280
Total cost of revenue	11,039	12,205
Gross profit	8,185	11,532
Operating expenses:
Sales and marketing	5,760	7,988
General and administrative	3,935	4,392
Research and development	1,901	2,386
Depreciation and amortization	1,695	1,999
Goodwill impairment charge	10,500	-
Restructuring charge	496	-
Total operating expenses	24,287	16,765
Loss from operations	(16,102)	(5,233)
Interest and other expense, net	(892)	(739)
Loss before income taxes	(16,994)	(5,972)
(Benefit)provision for income taxes	(226)	243
Net loss	(16,768)	(6,215)
Dividends on convertible preferred stock	(114)	-
Net loss applicable to common shareholders	$(16,882)	$(6,215)

Net loss per share attributable to common shareholders:
Basic and diluted	$(3.88)	$(1.58)
Number of weighted average shares outstanding:
Basic and diluted	4,350,627	3,937,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Year Ended September 30,
	2015	2014
Net Loss	$(16,768)	$(6,215)

Other Comprehensive Loss: Net change in foreign currency translation adjustment	(23)	(171)
Comprehensive loss	$(16,791)	$(6,386)

 The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
		Par		Par	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance at September 30, 2013	-	$-	3,664	$4	$44,220	$(21,314)	$(162)	$22,748
Issuance of common stock	-	-	640	1	2,746	-	-	2,747
Stock-based compensation expense	-	-		-	449	-	-	449
Issuance of common stock - ESPP	-	-	5	-	22	-	-	22
Issuance of common stock - Contingent shares	-	-	17	-	-	-	-	-
Issuance of common stock - Restricted shares	-	-	11	-	66	-	-	66
Exercise of stock options	-	-	52	-	215	-	-	215
Valuation of debt warrants	-	-	-	-	72	-	-	72
Net loss	-	-	-	-	-	(6,215)	-	(6,215)
Foreign currency translation	-	-	-	-	-	-	(171)	(171)
Balance at September 30, 2014	-	$-	4,389	$5	$47,790	$(27,529)	$(333)	$19,933
Issuance of common stock	-	-	185	-	197	-	-	197
Stock-based compensation expense	-	-		-	216	-	-	216
Issuance of common stock - ESPP	-	-	3	-	6	-	-	6
Issuance of common stock - Contingent shares	-	-	19	-	-	-	-	-
Issuance of common stock - Restricted shares	-	-	41	-	97	-	-	97
Issuance of preferred stock - less issuance costs	200	-	-	-	1,776	-	-	1,776
Stock dividends - Issued	8	-	-	-	82	(82)	-	-
Stock dividends - Declared	-	-	-	-	-	(32)	-	(32)
Valuation of debt warrants	-	-	-	-	270	-	-	270
Net loss	-	-	-	-	-	(16,768)	-	(16,768)
Foreign currency translation	-	-	-	-	-	-	(23)	(23)
Balance at September 30, 2015	208	$-	4,637	$5	$50,434	$(44,411)	$(356)	$5,672

 The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(16,768)	$(6,215)
Adjustments to reconcile net loss to net cash used in operating activities:
(Benefit from)/provision for deferred taxes	(321)	219
Amortization of intangible assets	554	655
Depreciation	1,065	1,282
Other amortization	700	549
Goodwill impairment	10,500	-
Stock-based compensation/restricted shares	314	506
Adjustment to accrued earnouts	109	(9)
Net loss on disposal of fixed assets/restructuring	161	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	879	(162)
Prepaid expenses and other assets	622	899
Accounts payable and accrued liabilities	195	(1,414)
Deferred revenue	(448)	(6)
Other liabilities	(325)	(152)
Total adjustments	14,005	2,367
Net cash used in operating activities	(2,763)	(3,848)
Cash flows used in investing activities:
Purchase of equipment and improvements	(124)	(304)
Software development capitalization costs/other intangibles	(63)	(164)
Net cash used in investing activities	(187)	(468)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of issuance costs	197	2,756
Proceeds from issuance of preferred stock, net of issuance costs	1,776	-
Proceeds from exercise of employee stock options	-	215
Proceeds from employee stock purchase plan	6	22
Contingent acquisition payments	(447)	(644)
Proceeds from issuance of convertible debt, net of issuance costs	-	913
Proceeeds from bank term loan	1,710	-
Proceeds from term notes from stockholder	2,000	-
Borrowings on bank line of credit	795	2,046
Payments on bank term loan	(2,460)	-
Payments on bank line of credit	(1,038)	(1,884)
Payments on acquired debt	-	(42)
Payments on subordinated promissory notes	(21)	(51)
Principal payments on capital leases	(463)	(418)
Net cash provided by financing activities	2,055	2,913
Effect of exchange rate changes on cash and cash equivalents	(24)	(171)
Net decrease in cash and cash equivalents	(919)	(1,574)
Cash and cash equivalents at beginning of period	1,256	2,830
Cash and cash equivalents at end of period	$337	$1,256
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$243	$245
Income taxes	$52	$57
Non cash investing and financing activities:
Equipment purchased under capital leases	$172	$88
Accrued dividends on convertible preferred stock	$114	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1.   Description of Business

Overview

Bridgeline Digital, The Digital Engagement Company™, enables its customers to maximize the performance of their mission critical websites, intranets, and online stores. Bridgeline’s iAPPS® platform deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to help marketers deliver online experiences that attract, engage and convert their customers across all digital channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. The iAPPSds (“distributed subscription”) product is a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. Our iAPPSdsr platform, released in 2015, targets the growing multi-unit organizations with 10-500 locations providing them with powerful web engagement tools while maintaining corporate brand control and consistency.

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

The iAPPS Platform is an award-winning application. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In 2015, the SIIA (Software and Information Industry Association) awarded iAPPS Content Manager, the 2015 SIIA CODiE Award for Best Web Content Management Platform. Also in 2015, EContent magazine named iAPPS Digital Engagement Platform to its Trendsetting Products list. The list of 75 products and platforms was compiled by EContent’s editorial staff, and selections were based on each offering’s uniqueness and importance to digital publishing, media, and marketing. Bridgeline was also recognized in 2015 as a strong performer by Forrester Research, Inc in its independence report, “The Forrester Wave ™: Through-Channel Marketing Automation Platforms, Q3 2015.” In recent years, iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2015, the SIIA (Software and Information Industry Association) awarded iAPPS Content Manager the 2015 SIIA CODiE Award for Best Web Content Management Platform. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Reverse Stock Split

On May 4, 2015, the Company’s Shareholders and the Board of Directors approved a reverse stock split pursuant to which all classes of our issued and outstanding shares of common stock at the close of business on such date were combined and reconstituted into a smaller number of shares of common stock in a ratio of 1 share of common stock for every 5 shares of common stock (“1-for-5 reverse stock split”). The 1-for-5 reverse stock split was effective as of close of business on May 7, 2015 and the Company’s stock began trading on a split-adjusted basis on May 8, 2015.

The reverse stock split reduced the number of shares of the Company’s common stock currently outstanding from approximately 22 million shares to approximately 4.4 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, convertible notes and stock options, and to the number of shares issued and issuable under the Company’s Amended and Restated Stock Incentive Plan. Upon the effectiveness of the 1-for-5 reverse stock split, each five shares of the Company’s issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock, par value $0.001. The Company did not issue any fractional shares in connection with the reverse stock split. Instead, fractional share interests were rounded up to the next largest whole share. The reverse stock split does not modify the rights or preferences of the common stock. The number of authorized shares of the Company’s common stock remains at 50 million shares and the par value remains $0.001.

The accompanying consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the 1-for-5 reverse stock split.

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund acquisitions to broaden our geographic footprint, develop new products, and build infrastructure. In fiscal 2015, the Company initiated a restructuring plan that included a reduction of workforce and reducing office space, which significantly reduced operating expenses. The Company’s management believes it will have an appropriate cost structure for its anticipated sales in the first half of fiscal 2016. Management believes that operating expenses will be reduced to the point where the Company can drive positive Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, stock-based compensation charges and other onetime charges). As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. However, there can be no assurance that the anticipated sales level will be achieved.

The Company maintains a bank financing agreement which provides for up to $5 million of revolving credit advances. Borrowing is limited to the lesser of the $5 million or 80% of eligible receivables. Additionally, the Company can borrow up to $1 million in out of formula borrowings and a director/shareholder of the Company guarantees up to $2 million of the outstanding line of credit. As of September 30, 2015, the Company had an outstanding balance under the BridgeBank Loan Agreement of $2.7 million. During fiscal 2015, Bridgebank extended the term to a maturity date of September 30, 2016 and extended it again in December 2015 to a maturity date of December 31, 2016. Also, in December 2015, the four Term Notes from Shareholder in the amount of $2 million were amended to reflect a change in the maturity dates from September 30, 2016 and November 30, 2016 to March 1, 2017. In consideration for the extension in the maturity date, the Company increased the interest by 1.5% and included a prepayment penalty of 2%. The Term Notes of $500 issued in November 2015 were also amended with the same terms and conditions as the first four notes. In addition, the Company amended the maturity dates of its 10% Secured Convertible Notes in the amount of $3 million to March 1, 2017 in exchange for an increase in the interest to 11.5% as of January 1, 2016 and a prepayment penalty of 2%.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year end is September 30. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company extends credit to customers on an unsecured basis in the normal course of business.  Management performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit when deemed necessary.  Accounts receivable are carried at original invoice less an estimate for doubtful accounts based on a review of all outstanding amounts. The Company did not have any customers that contributed greater than 10% of revenue for fiscal 2015 and fiscal 2014, respectively.

The Company has no significant off-balance sheets risks such as foreign exchange contracts, interest rate swaps, option contracts or other foreign hedging agreements.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. For all customers, the Company recognizes allowances for doubtful accounts based on the length of time that the receivables are past due, current business environment and its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The Company did not have any customers that had an accounts receivable balance of greater than 10% of total accounts receivable at September 30, 2015 and 2014.

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

Digital engagement services also include retained professional services contracted for on an “on call” basis or for a certain amount of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis.   For retained professional services sold on a stand-alone basis the Company recognizes revenue as the services are delivered or over the term of the contractual retainer period. These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

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

In accordance with Revenue Recognition: Multiple Deliverable Revenue Arrangement., each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met (1) the delivered item has value to the customer on a standalone basis and (2) for an arrangement that includes a right of return relative to the delivered item, delivery or performance of the delivered item is considered probable and within our control. If the deliverables do not meet the criteria for being a separate unit of accounting then they are combined with a deliverable that does meet that criterion. The accounting guidance also requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The accounting guidance also establishes a selling price hierarchy for determining the selling price of a deliverable. We determine selling price using VSOE, if it exists; otherwise, we use Third-party Evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, we use Estimated Selling Price (“ESP”).

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

When the Company licenses its software on a perpetual basis in a multiple element arrangement that arrangement typically includes PCS and application development services..  In assessing the hierarchy of relative selling price for PCS, we have determined that VSOE is established for PCS. VSOE for PCS is based on the price of PCS when sold separately, which has been established via annual renewal rates. Similarly, when the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes managed service hosting (“hosting”), we have determined that VSOE is established for hosting based on the price of the hosting when sold separately, which has been established based on renewal rates of the hosting contract.  Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis.  The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with ASC Topic 605-985, when perpetual licenses are sold in multiple element arrangements including application development services where VSOE for the services has not been established, the license revenue is deferred and recognized using contract accounting. The Company has determined that services are not essential to the functionality of the software and it has the ability to make estimates necessary to apply proportional performance method. In those cases where perpetual licenses are sold in a multiple element arrangement that includes application development services where VSOE for the services has been established, the license revenue is recognized under the residual method and the application services are recognized upon delivery.

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

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements.  The Company capitalized $63 and $164 of costs in fiscal 2015 and fiscal 2014, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of the business acquired. Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired.  Goodwill is assessed at the consolidated level as one reporting unit. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, then performing the quantitative two-step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two-step impairment test. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit are assessed. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to the company, and trends in the market price of our common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

For fiscal 2015, the Company performed the annual assessment of goodwill during the fourth quarter of 2015, using the qualitative approach described above. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair values of the reporting units were less than their carrying amounts. While there were numerous positive qualitative factors discovered during the qualitative analysis, the instability of the market price of the Company’s common stock and the decline in revenues were significant adverse factors that directed a full assessment. (See Note 7) In estimating fair value, the Company performed a discounted cash flow analysis on the reporting unit to determine fair value. The inputs to the discounted cash flow model are considered level 3 in the fair value hierarchy. The impairment test performed by the Company indicated that the estimated fair value of the reporting unit was less than its corresponding carrying amount. As a result of the analyses performed, the Company recorded goodwill impairment charges of $10.5 million in 2015. There were no impairment charges in 2014.

While there are inherent limitations in any valuation, the Company believes that using a Discounted Cash Flow Method is the most indicative of the fair value, or the price, that the Company would be sold at in an orderly transaction between market participants. The Company believes the most significant change in circumstances that could affect the key assumptions in our valuation are a significant reduction in the observed revenue multiples implied by future mergers and acquisitions and/or a significant deterioration of the Company’s projected financial performance.

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

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined and impairment is recognized. If such fair value is less than the current carrying value, the asset is written down to the estimated fair value. There were no impairments in fiscal 2015 or 2014.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and debt. Estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of September 30, 2015 and September 30, 2014 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of September 30, 2015 and September 30, 2014 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment it operates or the reporting currency of the Company, the U.S. dollar.  The Company has determined that the functional currency of its Indian subsidiary is the Rupee.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recorded as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net gains (losses) for fiscal 2015 and 2014 were $(23) and $(171), respectively.  Translation gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

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

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $461 and $768 for fiscal 2015 and 2014, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan allowing all full-time employees who meet prescribed service requirements to participate. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2015 or fiscal 2014.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. This new guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 2015 with early adoption permitted using either of two methods: (i) prospective to all arrangements entered into or materially modified after the effective date and represent a change in accounting principle; or (ii) retrospectively. Management does not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of September 30,
	2015	2014
Accounts receivable	$2,228	$3,303
Unbilled receivables	306	229
Subtotal	2,534	3,532
Allowance for doubtful accounts	(71)	(190)
Accounts receivable and unbilled receivables, net	$2,463	$3,342

4.   Equipment and Improvements

Equipment and improvements consists of the following:

	As of September 30,
	2015	2014
Furniture and fixtures	$1,208	$1,480
Purchased software	1,119	1,037
Computers and equipment	4,254	4,307
Leasehold improvements	1,555	1,756
Total cost	8,136	8,580
Less accumulated depreciation	(6,821)	(6,405)
Equipment and improvements, net	$1,315	$2,175

Depreciation and amortization on the above assets was $1.1 million and $1.3 million in fiscal 2015 and 2014, respectively. During fiscal 2015, the Company disposed of $598 of fixed assets related to the downsizing of offices, of which $161 was recorded as restructuring expense in the consolidated statement of operations.

5.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of September 30, 2015 and 2014 because of their short-term nature and durations. The carrying value of debt instruments also approximates fair value as of September 30, 2015 and 2014 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2015 and 2014 are as follows:

	As of September 30, 2015

	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	$-	$-	$468	$468
Total Liabilities	$-	$-	$468	$468

	As of September 30, 2014

	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	$-	$-	$868	$868
Total Liabilities	$-	$-	$868	$868

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

The following table summarizes the changes in contingent consideration for the fiscal year ended September 30, 2015 and 2014.

	Year Ended September 30,
	2015	2014
Balance at beginning of period	$868	$1,511
Additions	136	-
Payments	(509)	(643)
Other adjustments	(27)	-
Balance at end of period	$468	$868

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

6.   Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	As of September 30,
	2015	2014
Domain and trade names	$10	$10
Customer related	802	1,284
Non-compete agreements	216	288
Balance at end of period	$1,028	$1,582

Total amortization expense related to intangible assets for the years ended September 30, 2015 and 2014 is reflected in the consolidated statements of operations in depreciation and amortization. The estimated amortization expense for fiscal years 2016, 2017, 2018, and 2019 is: $430, $335, $242, $21, respectively.

7.   Goodwill

Changes in the carrying amount of goodwill are as follows:

	As of September 30,
	2015	2014
Balance at beginning of period	$23,141	$23,777
Impairment	(10,500)	-
Purchase price allocation adjustments	-	(636)
Balance at end of period	$12,641	$23,141

During fiscal 2015, the Company recorded a $10.5 million goodwill impairment loss. The Company determined that the most appropriate approach to use to determine the fair value of the reporting unit was the discounted cash flow method. The fair value of our reporting unit pursuant to the discounted cash flow approach was impacted by lower than forecasted revenues, volatility of the Company’s common stock, longer sales cycles, and higher operating losses. A comparison to the implied fair value of goodwill to its carrying value resulted in the impairment charge. The Company did not recognize an impairment loss in fiscal 2014.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

8.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30,
	2015	2014
Deferred rent (1)	$174	$140
Compensation and benefits	167	312
Professional fees	145	164
Accrued interest	144	75
Restructuring expenses	114	-
Accrued taxes	67	41
Other	235	225
Total	$1,046	$957

(1) The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases. As of September 30, 2015, $174 was reflected in Accrued Liabilities and $440 is reflected in Other Long Term Liabilities on the Consolidated Balance Sheet as deferred rent liabilities.

9.   Debt

Debt consists of the following:

	As of September 30,
	2015	2014
Line of credit borrowings	$2,695	$2,938
Bank term loan	250	1,000
Subordinated convertible debt	3,000	3,000
Term notes from shareholder	2,000	-
Subordinated promissory notes	-	21
Subtotal debt	$7,945	$6,959
Other (debt discount warrants)	$(158)	$(39)
Total debt	$7,787	$6,920
Less current portion	$92	$985
Long term debt, net of current portion	$7,695	$5,935

Line of Credit and Bank Term Loan

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “BridgeBank Loan Agreement”). The BridgeBank Loan Agreement replaced the Company’s prior credit facility with Silicon Valley Bank (“SVB”), which expired on December 31, 2013. The Loan Agreement had an original term of 27 months set to expire on March 31, 2016. During fiscal 2015, BridgeBank extended the term to a maturity date of September 30, 2016 and extended it again in December 2015 to a maturity date of December 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings accrued interest at BridgeBank’s prime plus 1.00% (4.25%) through June 1, 2015 and then increased to prime plus 5.00% (8.25%) in accordance with an amendment to the Loan and Security Agreement (see below).  The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial and reporting covenants including an Asset Coverage Ratio. As of September 30, 2015, the Company had an outstanding balance under the BridgeBank Loan Agreement of $2.7 million. The Company was in compliance with all financial reporting covenants for the period ended September 30, 2015.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In December 2014, the Company signed an Amendment to its Loan and Security Agreement with BridgeBank (the “Amendment”). As part of the Amendment Mr. Michael Taglich, a member of the Board of Directors, signed an unconditional guaranty (the “Guaranty”) and promise to pay the Company’s lender, BridgeBank, N.A all indebtedness in an amount not to exceed $1 million in connection with the out of formula borrowings. The Amendment also modified certain monthly financial reporting requirements and financial covenants on a prospective basis commencing as of the effective date of the Amendment. In July 2015, the Company further amended its Loan and Security Agreement with BridgeBank which further extended the Guaranty from Mr. Taglich to an amount not to exceed $2 million in connection with the out of formula borrowings.

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

At September 30, 2015, the Company had an outstanding short term loan with BridgeBank of $250 which was repaid in October 2015. At September 30, 2014, the Company had an outstanding short term loan with BridgeBank of $1.0 million which was repaid in October 2014.

Term Notes from Shareholder

On January 7, 2015, Bridgeline issued a Term Note to Michael Taglich to document a loan by Michael Taglich to Bridgeline of $500. The terms of the Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on June 30, 2016. On February 9, 2015, the Company entered into a second Term Note (“Second Note”) for $500 with Mr. Taglich. The terms of the Second Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on September 1, 2016. On May 12, 2015, the Company entered into a third Term Note (“Third Note”) for $500 with Mr. Taglich. The terms of the Third Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on September 1, 2016. On July 12, 2015, the Company entered into a fourth Term Note (“Fourth Note”) for $500 with Mr. Taglich. The terms of the Fourth Note provide that Bridgeline will pay interest at a rate of 8% per annum and the note will mature on July 21, 2016. Subsequent to the end of the year, the Company issued Term Notes (the “Fifth Notes”) to Mr. Michael Taglich and Mr. Robert Taglich to document a loan from each of them for $250. The terms of the Fifth Notes provide that Bridgeline will pay interest at a rate of 8% per annum and the notes will mature on February 23, 2016.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In consideration of the loan by Michael Taglich and a personal guaranty delivered by Michael Taglich to BridgeBank, N.A. for the benefit of Bridgeline on December 19, 2014 (the “Guaranty”), on January 7, 2015 the Company issued Michael Taglich a warrant to purchase 60,000 shares of Common Stock of the Company at a price equal to $4.00 per share. Mr. Taglich was also issued additional warrants in the amount of 60,000 in conjunction with the Second Note of $500. The warrants have a term of five years and are exercisable six months after the date of issuance. Bridgeline agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrants. On January 7, 2015, Bridgeline also entered into a side letter with Michael Taglich pursuant to which Bridgeline agreed in the event the Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 30,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015. In May 2015, Mr. Taglich was issued additional warrants in the amount of 60,000 at an exercise price of $4.00 in conjunction with the Third Note of $500. In July 2015, Mr. Taglich was issued warrants in the amount of 160,000 at an exercise price of $1.75 in conjunction with the Fourth Note of $500.

Subsequent to the close of fiscal 2015, each of the Notes were amended in December 2015. The amendments consisted of an increase of 1.5% interest per annum effective January 1, 2016, an extension of the maturity date to March 1, 2017, and a prepayment penalty of 2%.

The fair value of the warrants issued to Mr. Taglich in connection with the Term Notes is $270 which is reflected as a debt discount in current liabilities with the offsetting amount recorded to additional paid in capital in the Consolidated Balance Sheet. The fair market value of the warrants will be amortized on a straight-line basis over the estimated life of one year. Amortization of the debt discount is $115 through September 30, 2015.

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

Subsequent to the close of fiscal 2015, each of the Notes were amended in December 2015. The amendments consisted of an increase of 1.5% interest per annum effective January 1, 2016, an extension of the maturity date to March 1, 2017, and a prepayment penalty of 2%.

The Notes are secured by all of Bridgeline Digital's assets. The security interest granted to the holders of the Notes is subordinate to the security interest held by Bridgeline Digital's senior lender, BridgeBank. Bridgeline Digital may prepay any portion of the principal amount of the outstanding Notes at any time. Under certain circumstances Bridgeline Digital has the right to force conversion of the Notes into shares of Bridgeline Digital common stock in the event the Bridgeline Digital common stock trades in excess of $13.00 per share for 20 trading days out of any 30 trading day period.

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

The placement agent for both transactions was Taglich Brothers, Inc. As compensation for the initial transaction on September 30, 2013. Bridgeline Digital paid a fee of $160 and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 30,770 shares of common stock at an exercise price equal to $6.50 per share. The warrants are first exercisable on March 30, 2014, and provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision. As compensation for the Second Closing, Bridgeline Digital paid Taglich Brothers, Inc. a fee of $80 and issued to Taglich Brothers, Inc., or its designees, five-year warrants to purchase an aggregate of 15,385 shares of common stock at an exercise price equal to $6.50 per share. The warrants are first exercisable on May 6, 2014, provide the holders piggyback registration rights with respect to the shares of common stock underlying the warrants and contain a cashless exercise provision. The Company determined a fair value of the warrants of $72. The fair value was recorded as a liability with the offsetting amount recorded to additional paid in capital in the Consolidated Balance Sheet. The fair value of the warrants was amortized on a straight-line basis over the estimated life of two years and are fully amortized as of September 30, 2015.

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

Subordinated Promissory Notes

In May 2012, the Company assumed two Promissory Notes in connection with the acquisition of MarketNet, Inc. The first Promissory Note in the amount of $63 was payable in eight equal installments of $8, including interest accrued at 5%. This note was paid in full as of September 30, 2014. The second Promissory Note in the amount of $80 was payable in twelve equal installments of $7, including interest accrued at 5%. This note was paid in full as of May 31, 2015.

As of September 30, 2015, the Company had the following minimum debt obligation payments remaining:

Year Ending September 30,	Amount
2016	$6,945
2017	1,000
Total	$7,945

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

10.   Restructuring Charges

During the second half of fiscal 2015, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with the recent decrease in revenue. The Company renegotiated three offices leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. During the fourth quarter, the Company recorded a restructuring liability of $307 for the future contractual rental commitments for vacated office space and related costs, offset by estimated sub-lease income. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease space is currently contractually occupied by a new sub-tenant for the remaining life of the lease. These estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the consolidated statement of operations.

In total, a charge of $496 was recorded to restructuring expenses in the consolidated statement of operations for the total lease expenses less sub-lease rental income, other miscellaneous lease termination costs, loss on disposal of fixed assets, and costs for severance and termination benefits.

There were no restructuring liabilities recorded during fiscal 2014.

The following table summarizes the restructuring charges reserve activity for the year ended September 30, 2015:

	Employee Severence	Facility Closures and Other Costs	Total

Beginning balance, October 1, 2014	$-	$-	$-
Charges to operations	45	451	496
Cash disbursements	-	-	-
Changes in estimates	-	-	-
Ending balance, September 30, 2015	$45	$451	$496

As of September 30, 2015, the Company had the following accrued restructuring liabilities.

	As of September 30,
	2015	2014

Facilities and related	$259	$-
Other	48	-
Total	307	-

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

11.   Commitments and Contingencies

Operating Lease Commitments

The Company leases facilities in the United States and India.  Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2015 were as follows:

Years Ending September 30,	Gross Amount	Sublease Income Amount	Net
2016	$1,062	$(223)	$839
2017	756	(103)	653
2018	653	(105)	548
2019	377	(108)	269
2020 and thereafter	138	(73)	65
Total	$2,986	$(612)	$2,374

Rent expense for fiscal 2015 and 2014 was $1,500 for both periods, inclusive of sublease income of $70 and $24 for fiscal 2015 and 2014, respectively.

Capital Lease Obligations

	As of September 30,
	2015	2014
Capital Lease Obligations	$320	$611
Less: Current portion	(320)	(364)
Capital Lease obligations	$-	$247

As of September 30, 2015, the Company’s future minimum lease payments due under capitalized lease obligations due in fiscal 2016 consist of $320.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2015.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2015 and 2014, respectively, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business.  As of September 30, 2015, Bridgeline was not engaged with any material legal proceedings.

12.   Stockholders’ Equity

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

Stock dividends were declared for each of the three payment dates in fiscal 2015 and a total of 8,222 shares of preferred convertible stock were issued to preferred shareholders. In September 2015, the Company elected to declare a stock dividend (PIK election) for the fourth dividend payment date of October 1, 2015. The stock dividend declared was in the amount of 3,171 shares.

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

In March 2015, the Company issued 40,834 shares of common stock at $2.40 per share to four members of our Board of Directors in lieu of cash payments for their services as board members. The shares vested in equal installments on a monthly basis through the end of the service period of September 30, 2015. The aggregate fair value of the shares is $98 and was expensed over the service period.

Contingent Consideration

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 105,288 common shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 67,693 shares of Bridgeline Digital common stock is contingently issuable to the sellers of ElementsLocal. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. Through September 30, 2015, the stockholders of ElementsLocal earned 45,128 shares of common stock.

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 40,867 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. Through September 30, 2015, the sole stockholder of MarketNet earned 40,867 shares of common stock.

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 33,334 shares of Bridgeline Digital common stock was contingently issuable to the sole stockholder of Magnetic. The contingent consideration was payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. As of September 30, 2015, the sole stockholder of Magnetic earned the full value or 33,334 shares of common stock.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. At September 30, 2015, the Company maintained one stock option plan and one employee stock purchase plan.

In order to increase employee retention and morale, in October 2011, the Company offered its employees the opportunity to have certain outstanding options modified by (i) reducing the grant exercise price to $3.35, the fair market value of the common stock as of the modification date and (ii) starting a new three year vesting schedule. The aggregate fair value of the modified options of approximately $90 was calculated using the difference in value between the original terms and the new terms as of the modification date. The incremental cost of the modified option over the original option will be recognized as additional compensation expense over the new three year vesting period beginning on the date of modification. This opportunity was generally limited to options issued subsequent to the October 2008 repricing described in Note 11 to the Company’s Annual Report on Form 10-K for fiscal 2011. Options to purchase a total of 139,533 shares of common stock were exchanged for new grants in the October 28, 2011 repricing.

Effective August 2015, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 1,250,000 shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company.   Options granted under the Plan may be granted with contractual lives of up to ten years. There were 875,977 options outstanding reserved under the Plan as of September 30, 2015 and 374,023 shares available for future issuance.

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, the Company will grant eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period is six months in duration. The ESPP permits the Company to offer up to 60,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 30,000 shares. As of September 30, 2015, 19,977 shares were issued under the ESPP plan.

Common Stock Warrants

On October 21, 2010, the Company issued 10,000 common stock warrants to purchase shares of the Company’s common stock to a non-employee consultant as compensation for services rendered. The warrants vested over a one year period and expire on October 15, 2015. Of the warrants issued, 5,000 are exercisable at an exercise price of $5.00 per share and 5,000 are exercisable at an exercise price of $10.00 per share.  The warrants expired in October 2015.

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

In connection with a $2.0 million term notes issued in the twelve months ended September 30, 2015, the Company issued warrants to an investor shareholder. The warrants are exercisable to purchase 180,000 shares of the Company’s common stock at a price equal to $4.00 per share with a five year term and 160,000 shares of the Company’s common stock at a price equal to $1.75 per share with a three year term.

As of September 30, 2015: (i) placement agent warrants to purchase 43,587, 138,000, 46,155, 64,000, and 61,539 shares at an exercise price of $7.00, $6.25, $6.50, $5.25 and $3.25, respectively are outstanding; (ii) investor shareholder warrants to purchase 180,000 and 160,000 shares at an exercise price of $4.00 and $1.75 respectively, and (iii) warrants issued to a non-employee consultant to purchase 5,000 shares at an exercise price of $5.00 and 5,000 shares at an exercise price of $10.00 are outstanding.

Stock Option and Warrant Activity and Outstanding Shares

A summary of combined option and warrant activity follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2013	574,569	$4.30	222,355	$6.50
Granted	239,500	$5.50	79,385	$5.50
Exercised	(52,217)	$2.15	-	$-
Forfeited or expired	(54,724)	$6.80	-	$-
Outstanding, September 30, 2014	707,128	$4.90	301,740	$6.25
Granted	339,300	$1.81	401,541	$2.99
Exercised	-	$-	-	-
Forfeited or expired	(170,451)	$4.89	-	-
Outstanding, September 30, 2015	875,977	$0.98	703,281	$4.38

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no options exercised during the year ended September 30, 2015. There were 441,502 options vested and exercisable as of September 30, 2015. There were 349,677 options vested and exercisable as of September 30, 2014 with an intrinsic value of $10. The intrinsic value was calculated based on the gross difference between the Company’s closing price on the last day of trading of fiscal 2014 and the exercise prices for all in-the-money options vested and exercisable, excluding tax effects.

A summary of the status of nonvested shares is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at September 30, 2014	353,186	$3.34
Granted	339,300	1.30
Vested	(167,520)	2.68
Forfeited	(90,491)	3.40
Nonvested at September 30, 2015	434,475	$1.99

Price ranges of outstanding and exercisable options as of September 30, 2015 are summarized below:

Outstanding Options						Exercisable Options
				Weighted
				Average	Weighted	Number	Weighted
			Number	Remaining	Average	of	Average
Exercise			of	Contractual	Exercise	Options	Exercise
Price			Options	Life (Years)	Price	Exercisable	Price
$0.01	to	$1.15	200,000	9.90	$1.15	-	$1.15
$1.16	to	$3.00	139,367	8.27	2.73	48,667	2.97
$3.01	to	$5.00	308,310	5.42	3.84	268,980	3.86
$5.01	to	$8.20	228,300	7.38	6.26	123,855	6.40
			875,977	7.41	$3.68	441,502	$4.48

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Compensation Expense

The Company estimates the fair value of stock options using the Black-Scholes-Merton option valuation model (the “Model”).  The assumptions used to calculate compensation expense is as follows:

	Year Ended September 30,
	2015			2014
Expected option life in years			6.0			6.0
Expected volatility			87.08%			78.70%
Expected dividend rate			0.00%			0.00%
Risk free interest rate			1.68%			1.55%
Option exercise prices	$1.15	to	$3.25	$4.60	to	$6.45
Weighted average fair value of options granted during the year			$1.30			$3.70

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. During the years ended September 30, 2015 and 2014, the Company recognized $216 and $449, respectively, as compensation expense related to share based payments.  As of September 30, 2015, the Company had approximately $353 of unrecognized compensation costs related to unvested options which the Company expects to recognize through fiscal 2018.

13.   Income Taxes

The components of the Company’s tax provision as of September 30, 2015 and 2014 is as follows:

	Year Ended September 30,
	2015	2014
Currently payable:
Federal	$-	$-
State	75	24
Foreign	20	-
Total current	95	24
Deferred:
Federal	(248)	180
State	(73)	39
Total deferred	(321)	219
Grand Total	$(226)	$243

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company’s income tax provision was computed using the federal statutory rate and average state statutory rates, net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to pretax income, as follows:

	Year Ended September 30,
	2015	2014
Income tax benefit at the federal statutory rate of 34%	$(5,700)	$(1,963)
Permanent differences, net	2,733	328
State income tax expense (benefit), net of federal tax	(822)	(273)
Change in valuation allowance	3,543	2,142
Foreign Taxes	20	-
Other	-	9
Total	$(226)	$243

As of September 30, 2015, the Company has a federal net operating loss (NOL) carryforward of approximately $19 million that expires on various dates through 2035. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company’s NOL carryforwards. The Company also has approximately $14 million in state NOLs which expire on various dates through 2035.

The Company has deferred tax assets that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance against its deferred tax assets at September 30, 2015 and 2014. For the year ended September 30, 2015 and 2014, the valuation allowance for deferred tax assets increased $2,917 and $2,030, respectively, which was mainly due to the increase in the net operating loss.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (IRS) or any states in connection with income taxes. The tax periods from 2012 to 2015 generally remain open to examination by the IRS and state authorities.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of September 30,
	2015	2014
Deferred tax assets:
Current:
Bad debt reserve	$28	$74
Deferred revenue	563	771
Accrued vacation	8	18
Long-term
AMT carryforward	9	23
Net operating loss carryforwards	7,624	5,242
Depreciation	65	-
Intangibles	1,184	-
Contribution carryforward	27	31
Total deferred tax assets	9,508	6,159
Deferred tax liabilities:
Current:
Contract loss reserve	-	-
Long-term:
Intangibles	-	(321)
Depreciation	-	(55)
Total deferred tax liabilities	-	(376)
Total deferred tax assets, net, before valuation allowance	9,508	5,783
Valuation allowance	(9,508)	(6,104)
Net deferred tax (liabilities) assets	$-	$(321)

Net deferred tax liability is reflected in other long term liabilities on the consolidated balance sheets. Undistributed (losses)/earnings of the Company’s foreign subsidiary amounted to approximately $(184) and $144 at September 30, 2015 and 2014, respectively. These earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the applicable foreign tax authority. Determination of the amount of unrecognized deferred US income tax liability is not material and the detailed calculations have not been performed. As of September 30, 2015, there would be minimal withholding taxes upon remittance of all previously unremitted earnings.

When accounting for uncertain income tax positions, the impact of uncertain tax positions are recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of September 30, 2015 and 2014.

14.   Net Loss per Share

For fiscal 2015, there were no options to purchase shares of the Company’s common stock considered as dilutive, as the options were all valued at less than the current market price. For fiscal 2014, options to purchase shares of the Company’s common stock of 84,226 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Also, excluded were contingent shares issuable in connection with the Magnetic, MarketNet and ElementsLocal acquisitions.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

15.   Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Mr. Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc. was the agent for the private placement of convertible preferred stock in October 2014. Fees paid to Taglich Brothers, Inc. in connection with the October 2014 convertible preferred stock were $160. Mr. Taglich personally owns more than 5% of Bridgeline stock. Other employees, affiliates and clients of Taglich Brothers, Inc. own approximately 600,000 shares of Bridgeline common stock and 40,427 shares of convertible preferred stock. The Company has issued $2 million in interest bearing term notes to Mr. Taglich with maturity dates ranging from June 2016 to September 2016. Mr. Taglich has also guaranteed $2 million in connection with the Company’s out of formula borrowings on its credit facility with BridgeBank.

The fees paid to Taglich Brothers, Inc. in connection with the 2012, 2013, and 2014 private placements of common stock were $651. Fees paid to Taglich Brothers, Inc. in connection with the 2013 convertible debt offerings was $240. The Company also has an annual service contract for $18 with Taglich Brothers, Inc to perform market research.

16.   Subsequent Events

Term Note

On November 19, 2015, Bridgeline issued Term Notes (the “Fifth Notes”) to Mr. Michael Taglich and Mr. Robert Taglich to document a loan from each of them for $250. The terms of the Fifth Notes provide that Bridgeline will pay interest at a rate of 8% per annum and the Notes will mature on February 23, 2016. In addition, each of Mr. Michael Taglich and Mr. Robert Taglich were granted 15,000 non-qualified stock options to purchase that number of shares of Common Stock at an exercise price equal to $1.21. Each option shall vest in its entirety on the first anniversary of the grant. The Fifth Notes were amended in December 2015. The amendments consisted of an increase of 1.5% interest per annum effective January 1, 2016, an extension of the maturity date to March 1, 2017, and a prepayment penalty of 2%.

Common Stock

In October 2015, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which the Company sold an aggregate of 680,884 shares of common stock, par value $0.001 per share at a price of $1.00 per share. Gross proceeds for the sale was $680.

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

As of September 30, 2015, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework . Our management has concluded that as of September 30, 2015, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B:   Other Information.

 In December 2015, the Company restructured the majority of its current debt to long term by extending the maturity dates of its outstanding debt instruments. The maturity date of the Loan and Security Agreement with BridgeBank was extended to December 2016; the maturity date of $2 million in Term Notes to Shareholder was extended to March 1, 2017; and the maturity date of $3 million of 10% Secured Convertible Notes was extended to March 1, 2017. In exchange for extending the maturity dates of the Term Notes to Shareholder and the 10% Secured Convertible Notes, the Company increased the interest rates due to the debt holders as well as increased the pre-payment penalty to 2%.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Joni Kahn	60	Chairperson (1)(2)(3)(4)

Kenneth Galaznik	64	Director (1)(2)(4)

Scott Landers	45	Director(1)(2)(3)(4)

Michael Taglich	60	Director

Roger Kahn	46	Co-Chief Executive Officer and President, and Chief Operating Officer

Michael Prinn	42	Co-Chief Executive Officer and President, and Chief Financial Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2015 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
Plan category	(a)	(b)	(excluding securities reflected in column a) (c)

Equity compensation plans approved by security holders (1)	875,977	$0.98	414,046

Equity compensation plans not approved by security holders (2)	703,281	$4.38	-

Total	1,579,258	$2.49	414,046

(1)

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan for a total of 60,000 shares and 3,442 shares were issued in fiscal 2015. The remaining shares are included in column (c).

(2)	At September 30, 2015, there were 703,281 total Warrants outstanding.

On October 21, 2010, the Company issued 10,000 common stock warrants to purchase shares of the Company’s common stock to a non-employee consultant as compensation for services rendered. The warrants vested over a one year period and expire on October 15, 2015. Of the warrants issued, 5,000 are exercisable at an exercise price of $5.00 per share and 5,000 are exercisable at an exercise price of $10.00 per share.  These warrants expired in October 2015.

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

In connection with a $2.0 million term notes issued in the twelve months ended September 30, 2015, the Company issued warrants to an investor shareholder. The warrants are exercisable to purchase 180,000 shares of the Company’s common stock at a price equal to $4.00 per share with a five year term and 160,000 shares of the Company’s common stock at a price equal to $1.75 per share with a three year term.

As of September 30, 2015: (i) placement agent warrants to purchase 43,587, 138,000, 46,155, 64,000, and 61,539 shares at an exercise price of $7.00, $6.25, $6.50, $5.25 and $3.25, respectively are outstanding; (ii) investor shareholder warrants to purchase 180,000 and 160,000 shares at an exercise price of $4.00 and $1.75 respectively, and (iii) warrants issued to a non-employee consultant to purchase 5,000 shares at an exercise price of $5.00 and 5,000 shares at an exercise price of $10.00 are outstanding.

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

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

  – Reports of Independent Registered Public Accounting Firm

  –  Consolidated Balance Sheets as of September 30, 2015 and 2014

  –  Consolidated Statements of Operations for the years ending September 30, 2015 and 2014

  –  Consolidated Statements of Comprehensive Loss for the years ending September 30, 2015 and 2014

  –  Consolidated Statements of Shareholders’ Equity for the years ending September 30, 2015 and 2014

  –  Consolidated Statements of Cash Flows for the years ending September 30, 2015 and 2014

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

3.1(i)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 19, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2010)
3.1 (ii)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 27, 2011)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-B2, File No. 333-139298)
10.1*	Employment Agreement with Roger “ Ari” Kahn, dated August 24, 2015
10.2*	Employment Agreement with Michael D. Prinn, dated January 19, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 21, 2011)
10.3

Form of Warrant to Purchase Common Stock of Bridgeline Digital, Inc., issued to the underwriters (incorporated by reference to Exhibit 10.65 to our Registration Statement on Form S-B2, File No. 333-139298)

10.4	Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Appendix C to our Definitive Proxy Statement filed on July 14, 2014)*

10.5	Lead Dog Digital, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-B2, File No. 333-139298)*
10.6	Employee Stock Purchase Plan (incorporated by reference to Appendix C to our Revised Definitive Proxy Statement filed on February 28, 2011)*
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

10.11

Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2010)

10.12	Form of Common Stock Purchase Warrant issued to Placement Agent, Dated October 29, 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 4, 2010)
10.13

Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated May 31, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2012)

10.14	Form of Common Stock Purchase Warrant issued to Placement Agent, dated May 31, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2012)
10.15

Amendment to Note Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated November 6, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 6, 2013).

10.16	Form of Promissory Note issued to Investors, dated November 6, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 6, 2013).
10.17	Form of Common Stock Purchase Warrant issued to Placement Agent, dated November 6, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 6, 2013).
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

10.20

Bridgeline Digital, Inc. and BridgeBank, National Association Loan and Security Agreement dated December 20, 2013 (incorporated by reference to our Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on February 14, 2014).

10.21

Form of Restricted Stock Agreement by and between Bridgeline Digital, Inc. and certain Board of Directors dated February 24, 2014 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 15, 2014).

10.22

Securities Purchase Agreement between Bridgeline Digital, Inc. and the Investors named therein dated March 28, 2014 (incorporated by reference to our Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 15, 2014).

10.23	Form of Common Stock Purchase Warrant issued to Placement Agent, dated March 28, 2014 (incorporated by reference to our Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 15, 2014).
10.24	Loan and Security Modification Agreement (incorporated by reference to our Exhibit 10.25 to our Annual Report on Form 10-K filed on December 29, 2014).

10.25	BridgeBank Guaranty (incorporated by reference to our Exhibit 10.26 to our Annual Report on Form 10-K filed on December 29, 2014).
10.26	Securities Purchase Agreement between Bridgeline Digital, Inc and the investors therein, dated October 28, 2014 (incorporated by reference to our Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2014).
10.27	Form of Common Stock Purchase Warrant Issued to Placement Agent (incorporated by reference to our Exhibit 10.2 to our Current Report on Form 8-K filed on November 4, 2014).
10.28	Term Note in principal amount of $500,000 dated January 7, 2015 (incorporated by reference to our Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2015).
10.29	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated January 7, 2015 (incorporated by reference to our Exhibit 10.3 to our Current Report on Form 8-K filed on January 9, 2015).
10.30	Side Letter between the Company and Michael Taglich, dated January 7, 2015 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 9, 2015)
10.31	Term Note in principal amount of $500,000 dated February 12, 2015 (incorporated by reference to our Exhibit 10.1 to our Current Report on Form 8-K filed on February 17, 2015).
10.32	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated February 17, 2015 (incorporated by reference to our Exhibit 10.2 to our Current Report on Form 8-K filed on February 17, 2015).
10.33	Form of Restricted Stock Agreement (incorporated by reference to our Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 15, 2015).
10.34	Amendment to Loan and Security Agreement with BridgeBank (incorporated by reference to our Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 15, 2015).
10.35	Term Note in principal amount of $500,000 dated May 12, 2015 (incorporated by reference to our Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on May 15, 2015).
10.36	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated May 12, 2015 (incorporated by reference to our Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on May 15, 2015).
10.37	Loan and Security Modification Agreement between Bridgeline Digital, Inc and Western Alliance Bank (formerly BridgeBank), dated July 21, 2015 (incorporated by reference to our Exhibit 10.3 to our Current Report on Form 8-K filed on July 24, 2015).
10.38	Term Note in principal amount of $500,000 dated July 21, 2015 (incorporated by reference to our Exhibit 10.2 to our Current Report on Form 8-K filed on July 24, 2015).
10.39	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated July 21, 2015 (incorporated by reference to our Exhibit 10.2 to our Current Report on Form 8-K filed on July 24, 2015).
10.40	Amendment to Loan and Security Agreement with BridgeBank (incorporated by reference to our Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2015).
10.41	Term Notes in principal amount of $250,000 each issued to Micheal Taglich and Robert Taglich (incorporated by reference to our Exhibit 10.1 and 10.2 to our Current Report on Form 8-K filed on December 4, 2015).
10.42	Amendment to Loan and Security Agreement with Western Alliance Bank (formerly BridgeBank)
10.43	Amendment to Promissory Notes issued to Michael Taglich dated December 23, 2015
10.44	Amendment to Promissory Notes issued to Robert Taglich dated December 23, 2015
10.45	Amendment to 10% Secured Subordinated Convertible Notes dated December 23, 2015
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Management compensatory plan

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

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Roger Kahn

Name: Roger Kahn

December 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	Co-Chief Executive Officer and President, Chief Operating Officer	December 24, 2015
Roger Kahn	(Co-Principal Executive Officer)

/s/ Michael Prinn	Co-Chief Executive Officer and President, Chief Financial Officer	December 24, 2015
Michael Prinn	(Co-Principal Executive Officer and Principal Financial Officer)

/s/Kenneth Galaznik	Director	December 24, 2015
Kenneth Galaznik

/s/ Joni Kahn	Director	December 24, 2015
Joni Kahn

/s/ Scott Landers	Director	December 24, 2015
Scott Landers

/s/ Michael Taglich	Director	December 24, 2015
Michael Taglich

Index of Exhibits

Exhibit No.	Description of Document
10.1	Employment Agreement with Roger “Ari” Kahn, dated August 24, 2015
10.42	Amendment to Loan and Security Agreement with Western Alliance Bank (formerly BridgeBank)
10.43	Amendment to Promissory Notes issued to Michael Taglich dated December 23, 2015
10.44	Amendment to Promissory Notes issued to Robert Taglich dated December 23, 2015
10.45	Amendment to 10% Secured Subordinated Convertible Notes dated December 23, 2015
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.