Form 10-K/A
period 2015-09-30
Bridgeline Digital, Inc.
filed 2016-01-28
CIK 1378590

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

On January 22, 2016, there were 5,326,615 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Bridgeline Digital, Inc. (“we”, “our”, and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended September 30, 2015 which was filed with the U.S. Securities and Exchange Commission (“SEC”) on December 24, 2015 (“Original Filing”). The purpose of this Amendment No.1 is to include information required in Part III (Items 10,11,12,13 and 14), which was incorporated by reference to our definitive proxy statement in the Original Filing. As we will not be filing a definitive proxy statement within 120 days after the end of our 2015 fiscal year end, we are filing this Form 10-K/A to include the required information pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

	Age	Position	Director since

Joni Kahn	60	Chairperson(1)(2)(3)(4)	2000

Kenneth Galaznik	63	Director(1)(2)(4)	2006

Scott Landers	44	Director (1)(2)(3)(4)	2012

Michael Taglich	50	Director	2013

Thomas Massie	54	Director, President & Chief Executive Officer(5)	2000

Roger Kahn	41	Co-Interim Chief Executive Officer, President and Chief Operating Officer(6)

Michael Prinn	42	Co-Interim Chief Executive Officer, President and Chief Financial Officer(7)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.
(5)	Mr. Massie resigned from his positions of Director, President and Chief Executive Officer on December 1, 2015.
(6)	Mr. Kahn was appointed to the position of Co-Interim Chief Executive Officer and President on December 1, 2015. Prior to that appointment he served as an Executive Vice President.
(7)	Mr. Prinn was appointed to the position of Co-Interim Chief Executive Officer and President on December 1, 2015. Prior to that appointment he served as an Executive Vice President.

All directors hold office for a three year term following their election at the annual meeting and/or until their successors are elected and qualified. Information with respect to the business experience and affiliation of our directors is set forth below:

Joni Kahn has been a member of our Board of Directors since April 2012. In May 2015, Ms. Kahn was appointed Chairperson of the Board of Directors. She also serves as the Chair of the Compensation Committee and is a member of the Audit and Nominating and Governance Committees. Her experience spans SaaS and On Premise software companies and global system integration firms, which enables a differentiated view into today’s market. From 2013 to 2015, Ms. Kahn was the Senior Vice President of Global Services for Big Machines, Inc., which was acquired by Oracle in October 2013. From 2007 to 2012, Ms. Kahn was Vice President of Services for HP’s Enterprise Security Software group. From 2005 to 2007, Ms. Kahn was the Executive Vice President at BearingPoint where she managed a team of over 3,000 professionals and was responsible for North American delivery of enterprise applications, systems integration and managed services solutions. Ms. Kahn also oversaw global development centers in India, China and the U.S. From 2002 to 2005, Ms. Kahn was the Senior Group Vice President for worldwide professional services for Business Objects, a business intelligence software maker based in San Jose, where she led the applications and services division that supported that company's transformation from a products company to an enterprise solutions company. Business Objects was acquired by SAP in 2007. From 2000 to 2007, Ms. Kahn was a Member of the Board of Directors for MapInfo, a global location intelligence solutions company. She was a member of MapInfo’s Audit Committee and the Compensation Committee. MapInfo was acquired by Pitney Bowes in 2007. From 1993 to 2000, Ms. Kahn was an Executive Vice President and Partner of KPMG Consulting, where she helped grow the firm’s consulting business from $700 million to $2.5 billion. Ms. Kahn received her B.B.A in Accounting from the University of Wisconsin – Madison.

Kenneth Galaznik has been a member of our Board of Directors since 2006. Mr. Galaznik is the Chairman of the Company’s Audit Committee and serves as a member of the Compensation Committee. Since 2005, Mr. Galaznik has been the Senior Vice President, Chief Financial Officer and Treasurer of American Science and Engineering, Inc., a publicly held supplier of X-ray inspection and screening systems with a public market cap of over $550 million. In September 2015, Mr. Galaznik announced that he would retire from his position at American Science and Engineering on March 31, 2016. From August 2002 to February 2005, Mr. Galaznik was Vice President of Finance of American Science and Engineering, Inc. From November 2001 to August 2002, Mr. Galaznik was self-employed as a consultant. From March 1999 to September 2001, he served as Vice President of Finance at Spectro Analytical Instruments, Inc. and has more than 35 years of experience in accounting and finance positions. Mr. Galaznik holds a B.B.A. degree in accounting from The University of Houston. Mr. Galaznik brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and as chief financial officer of a publicly-held company.

Scott Landers has been a member of our Board of Directors since 2010. Mr. Landers is the Chair of the Nominating and Corporate Governance Committee and serves as a member of the Audit and Compensation Committees. Mr. Landers was named President and Chief Executive Officer of Monotype Imaging Holdings, Inc on January 1, 2016 after serving as the company’s Chief Operating Officer since early 2015 and its Chief Financial Officer, Treasurer and Assistant Secretary since joining Monotype in July 2008. Monotype is a publicly-held company with a market cap of over $1 billion and is a leading provider of typefaces, technology and expertise that enable the best user experiences and sure brand integrity. Prior to joining Monotype, from September 2007 until July 2008, Mr. Landers was the Vice President of Global Finance at Pitney Bowes Software, a $450 million division of Pitney Bowes, a leading global provider of location intelligence solutions. From 1997 until September 2007, Mr. Landers held several senior finance positions, including Vice President of Finance and Administration, at MapInfo, a publicly-held company which was acquired by Pitney Bowes in April 2007. Earlier in his career, Mr. Landers was a Business Assurance Manager with Coopers & Lybrand. Mr. Landers is a Certified Public Accountant and holds a bachelor's degree in accounting from Le Moyne College in Syracuse, N.Y. and a master’s degree in business administration from The College of Saint Rose in Albany, N.Y. Mr. Landers brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and as chief executive officer and a chief financial officer of a publicly-held company.

Michael Taglich joined the Board of Directors in 2013. He is the Chairman and President of Taglich Brothers, Inc., a New York City based securities firm which he co-founded in 1992. Taglich Brothers, Inc. focuses on public and private micro-cap companies in a wide variety of industries. He is currently the Chairman of the Board of each Air Industries Group Inc., a publicly traded aerospace and defense company (NYSE AIRI), and BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure treatment. He also serves as a director of a number of other private companies, and is a director of Icagen Inc, a drug screening company. Michael Taglich brings extensive professional experience which spans various aspects of senior management, including finance, operations and strategic planning. Mr. Taglich has more than 30 years of financial industry experience, and served on his first public company board over 20 years ago.

Thomas Massie served as a Director, our President and Chief Executive Officer since our inception, and was the Chair of the Board until May 2015. Mr. Massie resigned as the Company’s President and Chief Executive Officer and Board Member effective December 1, 2015. From 1991 to 2000, Mr. Massie was the founder, Chairman of the Board and Chief Executive Officer of Focus Enhancements, a publicly-held developer of proprietary video conversion ASIC chip technology that had technology alliances with companies such as Intel, Microsoft, Apple Computer, Thompson, Philips, SONY, Nokia, and Zenith. Mr. Massie led Focus Enhancements from concept to a public market capitalization of $230 million. From 1986 to 1991, Mr. Massie was the founder and Chairman of the Board of Mass Microsystems, a publicly-held developer of proprietary multimedia products. Mr. Massie led Mass Microsystems from inception to a public market capitalization of $75 million. From 2002 to 2007, Mr. Massie was a member of the Board of Directors of MapInfo Corporation, a publicly-held developer of location intelligence software. Mr. Massie was the Chairman of MapInfo's Corporate Governance Committee and a member of its Audit and Compensation Committees. In April 2007, MapInfo was acquired by Pitney-Bowes for $480 million. In addition, Mr. Massie is a member of the National Association of Directors and was a non-Commissioned Officer in the United States Army, 101st Airborne Division.

Roger Kahn has been our Chief Operating Officer since August 2015. As of December 1, 2015, the Board of Directors appointed Mr. Kahn as Co-Interim Chief Executive Officer and President alongside Mr. Michael Prinn, the Company’s Chief Financial Officer. Mr. Kahn and Mr. Prinn will co-manage the Company until a successor is named to be the Chief Executive Officer and President. Prior to joining Bridgeline Digital, Mr. Kahn co-founded FatWire, a leading content management and digital engagement company. As the General Manager and Chief Technology Officer of FatWire, Mr. Kahn built the company into a global corporation with offices in thirteen countries and annual revenues of $40 million. Fatwire was acquired by Oracle in 2011 for $160 million. Mr. Kahn received his Ph.D in Computer Science and Artificial Intelligence from the University of Chicago.

Michael Prinn has been our Executive Vice President and Chief Financial Officer since October 2012. As of December 1, 2015, the Board of Directors appointed Mr. Prinn as Co-Interim Chief Executive Officer and President in addition to his duties as the Chief Financial Officer. Mr. Kahn and Mr. Prinn will co-manage the Company until a successor is named to be the Chief Executive Officer and President. Mr. Prinn joined Bridgeline Digital in August 2010 as our Vice President of Finance as was subsequently promoted to the position of Chief Accounting Officer and Executive Vice President of Finance. Prior to joining Bridgeline Digital, from 2006 to 2010, Mr. Prinn was a Senior Manager and Controller at Sapient, a $1.4 billion publicly-held global integrated marketing and technology services company. From 2003 to 2006 Mr. Prinn was the Corporate Controller for SensAble Technologies, a developer of 3D touch-enabled digital solutions. Prior to joining SensAble Technologies, Mr. Prinn was an Audit Manager in Arthur Andersen’s High Tech Audit Practice. Mr. Prinn received his B.S. in Accounting from Boston College and is a Certified Public Accountant.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of our accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Audit Committee is comprised of Mr. Galaznik (Chair), Ms. Kahn and Mr. Landers. Our Board has determined that each of the members of the Audit Committee meet the criteria for independence under the standards provided by the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During Fiscal 2015, the Audit Committee met four times. Each member of the Audit Committee attended each such meeting. The Chairman of the Audit Committee was present at all meetings.

Audit Committee Financial Expert. Our Board has also determined that each of Mr. Galaznik and Mr. Landers qualifies as an "audit committee financial expert" as defined under Item 407(d) (5) of Regulation S-K and as an independent director as defined by the Nasdaq listing standards.

Compensation Committee

The Compensation Committee evaluates the performance of our senior executives, considers the design and competitiveness of our compensation plans, including the review of independent research and data regarding compensation paid to executives of public companies of similar size and geographic location, reviews and approves senior executive compensation and administers our equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee is comprised of Ms. Kahn (Chair), Mr. Galaznik and Mr. Landers, all of whom are independent directors. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During Fiscal 2015, the Compensation Committee met four times and acted seven times by unanimous written consent.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. A copy of such charter is available on the Company's website, www.bridgeline.com. Our Nominating and Governance Committee is comprised of Mr. Landers (Chair) and Ms. Kahn, each of whom are independent directors. During Fiscal 2015, the Nominating and Governance Committee met four times.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on review of the copies of such forms received by the Company with respect to 2015, the Company is aware of one late filing by Ms. Kahn to report one transaction. The Company believes that all of the filing obligations of officers, directors and 10% stockholders under section 16(a) during 2015 have been fulfilled.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended September 30, 2015 and September 30, 2014 for our principal executive officer and our other two most highly compensated executive officers who were serving as executive officers on September 30, 2015. We refer to these officers as our named executive officers.

Name and Principal Position	Fiscal Year End	Salary	Bonus	Option Awards (1)	Total
Thomas Massie (2) President and Chief	2015	$375,000	___	___	$375,000
Executive Officer and Director	2014	$375,000	$20,834	$83,000	$478,834
Roger Kahn (3) Chief Operating	2015	$106,818	___	$156,744	$263,562
Officer	2014	___	___	___	___
Michael Prinn (4) Executive Vice	2015	$225,000	___	___	$225,000
President and Chief Financial Officer	2014	$210,417	$25,000	$57,750	$293,167

(1)

Represents the aggregate grant date fair value of the entire stock option awards for the fiscal years ended September 30, 2015 and 2014, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), excluding the impact of estimated forfeitures of stock options. None of the stock option awards listed above were exercised in the fiscal years ended September 30, 2015 and 2014, and the amounts set forth above do not represent amounts actually received by the executives.

(2)	Mr. Massie resigned from his positions of President, Chief Executive Officer and Director on December 1, 2015.
(3)	Mr. Kahn was appointed Co-Interim Chief Executive Officer and President on December 1, 2015.
(4)	Mr. Prinn was appointed Co-Interim Chief Executive Officer and President on December 1, 2015.

Employment Agreements

Thomas Massie

We have entered into an employment agreement with Thomas Massie, our President and Chief Executive Officer, to provide executive management services. The agreement had an initial term of three years commencing on October 1, 2001 and was renewed in each of 2004, 2007, 2010 and 2013 each for three-year terms. The term of the agreement is automatically extended so that it always has an effective period of three years. Both the annual salary and bonus are subject to periodic review and adjustment by our Board of Directors. The agreement may be terminated by (i) us, in the event of Mr. Massie's death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Massie for good reason. In the event that Mr. Massie is terminated by us without cause or Mr. Massie resigns for good reason, he is entitled to receive severance payments equal to three times his total annual compensation. This agreement was terminated by us effective December 1, 2015 in connection with Mr. Massie’s resignation.

Roger Kahn

         We have entered into an employment agreement with Roger Kahn, our Chief Operating Officer, to provide executive management services. The agreement has an initial term of thirteen months beginning August 24, 2015 and terminating on September 30, 2016. The agreement renews for successive periods of one year if the Company provides written notice of renewal not less than 60 days prior to the end of the initial term or any applicable succeeding term. The agreement may be terminated by (i) us, in the event of Mr. Kahn's death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Kahn for good reason. In the event that Mr. Kahn is terminated by us without cause or Mr. Kahn resigns for good reason, he is entitled to receive severance payments equal to twelve months of salary and one full quarterly bonus. In addition, any stock option awards that are not exercisable will be immediately vested and exercisable.

Michael Prinn

         We have entered into an employment agreement with Michael Prinn, our Executive Vice President and Chief Financial Officer, to provide executive management services. Mr. Prinn’s employment agreement is effective for the period of twelve months commencing October 1, 2015. The agreement may be terminated by (i) us, in the event of Mr. Prinn's death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Prinn for good reason. In the event that Mr. Prinn is terminated by us without cause or Mr. Prinn resigns for good reason, he is entitled to receive severance payments equal to twelve months of salary and bonus. In addition, any stock option awards that are not exercisable will be immediately vested and exercisable.

Outstanding Equity Awards at Fiscal 2015 Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2015.

Name	Grant Date	Number of Securities Underlying Unexercised Options Excercisable (1)(2)	Number of Securities Underlying Unexercised Options Unexercisable (1)(2)	Exercise price ($/sh)	Option Expiration Date
Thomas Massie (1)	10/09/2008	25,667	-	$4.50	10/09/2018
	10/28/2011	60,000	-	$3.35	10/28/2021
	11/30/2011	30,000	-	$2.95	11/30/2021
	02/16/2012	20,000	-	$3.95	02/16/2022
	01/22/2014	6,667	13,333	$6.45	01/22/2024
		142,334	13,333

Michael Prinn (1)	10/28/2011	12,000	-	$3.35	10/28/2021
	11/29/2011	10,000	-	$3.25	11/29/2021
	10/19/2012	15,000	-	$8.20	10/19/2022
	12/09/2013	5,000	10,000	$5.60	12/09/2023
		42,000	10,000

Roger Kahn (1)	08/24/2015	-	200,000	$1.15	08/24/2025
		-	200,000

(1)	Shares vest in equal installments upon the anniversary date of the grant over three years.
(2)

Stock option awards granted as part of October 28, 2011 repricing program, offered employees the opportunity to exchange and forfeit options previously granted for new options grants of the same amount with a) a grant exercise price of $3.35, the fair market value on October 28, 2011 and b) a new three-year vesting schedule beginning October 28, 2011. Mr. Massie exchanged 60,000 previously granted options for a new grant with an incremental grant date fair value of $41,500. Mr. Prinn exchanged 12,000 previously granted options for a new grant with an incremental grant date fair value of $6,600.

Director Compensation

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2015.

Name	Fees Earned or Paid in Cash or Stock(1)	Option Awards (2)	All Other Compensation	Total
Joni Kahn	$71,000	$11,682	—	$82,682
Kenneth Galaznik	$28,000	$11,682	—	$39,682
Scott Landers	$26,000	$11,682	—	$37,682
Michael Taglich	$18,000	$11,682	—	$29,682

(1)	Ms. Kahn received $45,000 as fee for her services as the Chair of the Board. Other board fees were paid to the Directors in restricted common stock and vested on September 30, 2015. During fiscal 2015, a total of 40,833 restricted common shares were issued with a fair market value at the date of grant of $98,000, as follows:

Name	Shares Issued	Fair Market Value
Joni Kahn	10,833	$26,000
Kenneth Galaznik	11,667	$28,000
Scott Landers	10,833	$26,000
Michael Taglich	7,500	$18,000
Total	40,833	$98,000

(2)	Represents aggregate grant date fair value of the entire stock option awards for the fiscal year ended September 30, 2015 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), excluding the estimated impact of forfeitures of stock option grants. None of the stock option awards listed above were exercised in the fiscal year ended September 30, 2015, and the amounts set forth above do not represent amounts actually received by the Directors.

(3)

The following table sets forth the following aggregate number of shares under outstanding stock options plans held by Directors who are not named executive officers as of the fiscal year ended September 30, 2015.

Name	Number of Shares Underlying Outstanding Stock Options
Joni Kahn	19,000
Kenneth Galaznik	32,000
Scott Landers	26,000
Michael Taglich	15,000

The non-employee members of the Company's Board of Directors are compensated as follows:

●

Compensation. Each outside director receives an annual retainer of $12,000 and is compensated $1,500 for each meeting such director attends in person. Members of the Audit Committee receive additional annual compensation of $3,000.

●

Option Grants. Unless otherwise determined by the Board of Directors, outside directors each receive annual grants of options to purchase 2,000 shares of our common stock at an exercise price equal to the fair market value of the shares on the date of grant. The options vest over three years in equal installments on the anniversary of grant. New directors receive options to purchase 5,000 shares of our common stock at the then current fair market value upon election to the Board. During the fiscal year ended September 30, 2015, outside directors each received stock options to purchase 6,000 shares of common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after January 22, 2016 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each individual named below is our address, 80 Blanchard Road, 2nd Floor, Burlington, Massachusetts 01803.

The following table sets forth as of January 22, 2016, the beneficial ownership of our common stock by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. At the close of business on January 22, 2016 there were issued and outstanding 5,326,615 shares of our Common Stock entitled to cast 5,326,615 votes and 214,614 shares of Series A Preferred stock. On January 22, 2016 the closing price of our Common Stock as reported on the Nasdaq Capital Market was $0.88 per share.

Except as indicated in the footnotes to the table below, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder.

This information is based upon information received from or on behalf of the individuals named herein.

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Michael Taglich	605,200	(1)	10.51%
Robert Taglich 790 New York Avenue Huntington, NY 11743	542,952	(2)	9.57%
Thomas Massie	274,267	(3)	5.01%
Roger Kahn	185,185		3.48%
Michael Prinn	49,400	(4)	*
Kenneth Galaznik	47,575	(5)	*
Scott Landers	38,932	(6)	*
Joni Kahn	33,252	(7)	*
All current executive officers and directors as a group (7)	1,233,811	(8)	20.51%

*less than 1%

(1)

Includes 15,385 shares issuable upon conversion of convertible notes, 407,813 shares issuable upon the exercise of warrants, and 8,001 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 22, 2016). Also includes 8,696 shares and 600 shares issuable upon the exercise of warrants owned by Mr. Taglich’s spouse.

(2)

Includes 30,769 shares issuable upon conversion of convertible notes, 64,413 shares issuable upon the exercise of warrants, and 249,028 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock.

(3)	Includes 149,000 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 22, 2016).
(4)	Includes 47,000 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 22, 2016).
(5)	Includes 26,667 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 22, 2016).
(6)

Includes 20,667 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 22, 2016). Includes 2,000 shares of common stock owned by Mr. Landers’ children.

(7)	Includes 13,667 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 22, 2016).
(8)	Includes 265,002 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 22, 2016).

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

In connection with an aggregate of $2.0 million in term notes issued in the twelve months ended September 30, 2015, the Company issued warrants to an investor shareholder. The warrants are exercisable to purchase 180,000 shares of the Company’s common stock at a price equal to $4.00 per share with a five year term and 160,000 shares of the Company’s common stock at a price equal to $1.75 per share with a three year term.

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

On November 1, 2013, Mr. Michael Taglich joined our Board of Directors. Michael Taglich and Mr. Robert Taglich, who are brothers, each currently own more than 5% of the Company’s common stock. Each of Michael Taglich and Robert Taglich are executives of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc. was the placement agent for the three private placements of Bridgeline Digital common stock in 2012, 2013, and 2014. Taglich Brothers, Inc. was also the placement agent for Bridgeline’s convertible debt offerings of $2 million and $1 million in September and November 2013, respectively, and Bridgeline’s convertible preferred stock offering in October 2014. The fees paid to Taglich Brothers, Inc. in connection with the 2012, 2013, and 2014 private placements of common stock were $651,000 and Bridgeline issued warrants to purchase a total of 245,587 shares of common stock to affiliates of Taglich Brothers, including Robert Taglich and Michael Taglich. Robert Taglich and Michael Taglich also participated in certain of these offerings as investors. Fees paid to Taglich Brothers, Inc. in connection with the 2013 convertible debt offerings were $240,000 and Bridgeline issued warrants to purchase a total of 46,155 shares of common stock to affiliates of Taglich Brothers, including each of Robert Taglich and Michael Taglich. Robert Taglich also participated in this offering as an investor. Fees paid to Taglich Brothers, Inc. in connection with the October 2014 convertible preferred stock were $160,000, and Bridgeline issued warrants to purchase a total of 61,539 shares of common stock to affiliates of Taglich Brothers, including each of Robert Taglich and Michael Taglich. Robert Taglich participated in this offering as an investor.

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

On February 12, 2015, Bridgeline issued a Second Term Note to Michael Taglich in the amount of $500,000. The terms of the Second Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on September 1, 2016. Bridgeline also issued Michael Taglich a warrant to purchase 60,000 shares of Common Stock of the Company at a price equal to $4.00 per share. The warrant has a term of five years and is exercisable six months after the date of issuance. Bridgeline agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrant.

On May 12, 2015, Bridgeline issued a Third Term Note to Michael Taglich in the amount of $500,000. The terms of the Third Note provide that Bridgeline will pay interest at a rate of 7% per annum and the note will mature on September 1, 2016. Bridgeline also issued Michael Taglich a warrant to purchase 60,000 shares of Common Stock of the Company at a price equal to $4.00 per share. The warrant has a term of five years and is exercisable six months after the date of issuance. Bridgeline agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrant.

On July 21, 2015, Bridgeline issued a Fourth Term Note to Michael Taglich in the amount of $500,000. The terms of the Fourth Note provide that Bridgeline will pay interest at a rate of 8% per annum and the note will mature on July 21, 2016. Michael Taglich also agreed to increase the amount of the Guaranty to $2,000,000. Bridgeline also issued Michael Taglich a warrant to purchase 160,000 shares of Common Stock of the Company at a price equal to $1.75 per share. The warrant has a term of three years and is exercisable immediately upon issuance. Bridgeline agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrant.

Each of the above Notes were amended in December 2015. The amendments consisted of an increase of 1.5% interest per annum effective January 1, 2016, an extension of the maturity date to March 1, 2017, and a prepayment penalty of 2%.

The Company also has an annual service contract for $18,000 with Taglich Brothers, Inc. to perform market research.

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

The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended September 30, 2015 and September 20, 2014. The Company did not engage its independent registered public accounting firm during either of the fiscal years ended September 30, 2015 or September 20, 2014 for any other non-audit services.

Type of Service	Amount of Fee for Fiscal Year Ended
	September 30, 2015	September 30, 2014
Audit Fees	$ 243,868	$ 197,409
Audit-Related Fees	—	—
Tax Fees	—	—
Total	$ 243,868	$ 197,409

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

There were no other fees paid or accrued to Marcum LLP in the fiscal years ended September 30, 2015 or September 30, 2014.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal years ended September 30, 2015 and 2014, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

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

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Michael Prinn

Name: Michael Prinn

January 28, 2016

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	Co-Chief Executive Officer and President, Chief Operating Officer	January 28, 2016
Roger Kahn	(Co-Principal Executive Officer)

/s/ Michael Prinn	Co-Chief Executive Officer and President, Chief Financial Officer	January 28, 2016
Michael Prinn	(Co-Principal Executive Officer and Principal Financial Officer)

/s/ Kenneth Galaznik	Director	January 28, 2016
Kenneth Galaznik

/s/Joni Kahn	Director	January 28, 2016
Joni Kahn

/s/ Scott Landers	Director	January 28, 2016
Scott Landers

/s/ Michael Taglich	Director	January 28, 2016
Michael Taglich

 Index of Exhibits

Exhibit No.	Description of Document

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.