Form 10-Q
period 2015-12-31
Bridgeline Digital, Inc.
filed 2016-02-12
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock par value $0.001 per share, outstanding as of February 11, 2016 was 5,326,615.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2015

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2015

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital market, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share and per share data)

(Unaudited)

ASSETS	December 31,	September 30,
	2015	2015
Current assets:
Cash and cash equivalents	$580	$337
Accounts receivable and unbilled receivables, net	2,507	2,463
Prepaid expenses and other current assets	624	680
Total current assets	3,711	3,480
Equipment and improvements, net	1,084	1,315
Intangible assets, net	921	1,028
Goodwill	12,641	12,641
Other assets	635	723
Total assets	$18,992	$19,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,282	$1,626
Accrued liabilities	1,396	1,046
Accrued contingent consideration	301	468
Debt, current	500	92
Capital lease obligations, current	216	320
Deferred revenue	1,592	1,542
Total current liabilities	5,287	5,094

Debt, net of current portion	7,879	7,695
Other long term liabilities	784	726
Total liabilities	13,950	13,515

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 211,393 at December 31, 2015 and 208,222 at Septermber 30, 2015, issued and outstanding (liquidation preference $2,146)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 5,326,615 at December 31, 2015 and 4,637,684 at September 30, 2015, issued and outstanding	5	5
Additional paid-in capital	51,183	50,434
Accumulated deficit	(45,791)	(44,411)
Accumulated other comprehensive loss	(355)	(356)
Total stockholders’ equity	5,042	5,672
Total liabilities and stockholders’ equity	$18,992	$19,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2015	2014
Net revenue:
Digital engagement services	$2,373	$3,231
Subscription and perpetual licenses	1,523	1,380
Managed service hosting	347	401
Total net revenue	4,243	5,012
Cost of revenue:
Digital engagement services	1,454	2,564
Subscription and perpetual licenses	558	430
Managed service hosting	77	74
Total cost of revenue	2,089	3,068
Gross profit	2,154	1,944
Operating expenses:
Sales and marketing	1,068	1,810
General and administrative	862	993
Research and development	341	602
Depreciation and amortization	356	452
Restructuring charges	586	-
Total operating expenses	3,213	3,857
Loss from operations	(1,059)	(1,913)
Interest and other expense, net	(283)	(162)
Loss before income taxes	(1,342)	(2,075)
Provision for income taxes	6	35
Net loss	(1,348)	(2,110)
Dividends on convertible preferred stock	(32)	(21)
Net loss applicable to common shareholders	$(1,380)	$(2,131)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.25)	$(0.49)
Number of weighted average shares outstanding:
Basic and diluted	5,164,809	4,343,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2015	2014
Net Loss	$(1,348)	$(2,110)

Net change in foreign currency translation adjustment	1	(5)
Comprehensive loss	$(1,347)	$(2,115)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,348)	$(2,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	107	152
Depreciation	231	279
Other amortization	198	146
Stock-based compensation	72	89
Change in deferred taxes	-	15
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	(44)	165
Prepaid expenses and other assets	60	255
Accounts payable and accrued liabilities	(18)	(245)
Deferred revenue	50	34
Other liabilities	5	(27)
Total adjustments	661	863
Net cash used in operating activities	(687)	(1,247)
Cash flows used in investing activities:
Purchase of equipment and improvements	-	(54)
Software development capitalization costs	(44)	(21)
Net cash used in investing activities	(44)	(75)
Cash flows provided by financing activities:
Proceeds from employee stock purchase plan	-	2
Proceeds from issuance of 200,000 shares of preferred stock, net of issuance costs	-	1,776
Proceeds from issuance of 680,000 shares of common stock, net of issuance costs	669	-
Proceeeds from bank term loan	500	610
Proceeds from term notes from stockholder	500	500
Borrowing on bank line of credit	108	-
Payments on bank term loan	(250)	(1,000)
Payments on bank line of credit	(336)	(461)
Payments on subordinated promissory notes	-	(7)
Contingent acquisition payments	(113)	(180)
Principal payments on capital leases	(105)	(125)
Net cash provided by financing activities	973	1,115
Effect of exchange rate changes on cash and cash equivalents	1	(5)
Net increase(decrease) in cash and cash equivalents	243	(212)
Cash and cash equivalents at beginning of period	337	1,256
Cash and cash equivalents at end of period	$580	$1,044
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$67	$55
Income taxes	$3	$2
Non cash investing and financing activities:
Equipment purchased under capital leases	$-	$172
Other assets included in accounts payable	$-	$19
Accrued dividends on convertible preferred stock	$32	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers maximize the performance of their full digital experience - from websites and intranets to online stores and campaigns. Bridgeline’s iAPPS® platform deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to help marketers deliver digital experiences that attract, engage and convert their customers across all channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. The iAPPSds (“distributed subscription”) product is a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. Our iAPPSdsr platform, released in 2015, targets the growing multi-unit organizations with 10-500 locations providing them with powerful web engagement tools while maintaining corporate brand control and consistency.

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

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund acquisitions to broaden our geographic footprint, develop new products, and build infrastructure. In fiscal 2015, the Company initiated a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses. In the first quarter of fiscal 2016, the Company recorded additional restructuring charges of $586 related to more office lease and workforce reductions. The Company’s management believes it will have an appropriate cost structure for its anticipated sales in the first half of fiscal 2016. Management believes that operating expenses will be reduced to the point where the Company can drive positive Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, stock-based compensation charges and other onetime charges). As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. However, there can be no assurance that the anticipated sales level will be achieved.

The Company maintains a bank financing agreement with BridgeBank, a division of Western Alliance Bank, which provides for up to $5 million of revolving credit advances. Borrowing is limited to the lesser of the $5 million or 80% of eligible receivables. Additionally, the Company can borrow up to $1 million in out of formula borrowings and a director/shareholder of the Company guarantees up to $2 million of the outstanding line of credit. As of December 31, 2015, the Company had an outstanding balance under the BridgeBank Loan Agreement of $2.5 million. During fiscal 2015, Bridgebank extended the term to a maturity date of September 30, 2016 and extended it again in December 2015 to a maturity date of December 31, 2016. Also, in December 2015, the four Term Notes from Shareholder in the amount of $2 million were amended to reflect a change in the maturity dates from September 30, 2016 and November 30, 2016 to March 1, 2017. In consideration for the extension in the maturity date, the Company increased the interest by 1.5% and included a prepayment penalty of 2%. The Term Notes of $500 issued in November 2015 were also amended with the same terms and conditions as the first four notes. In addition, the Company amended the maturity dates of its 10% Secured Convertible Notes in the amount of $3 million to March 1, 2017 in exchange for an increase in the interest to 11.5% as of January 1, 2016 and a prepayment penalty of 2%.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015, and the interim Condensed Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows for the three months ended December 31, 2015 and 2014 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the same instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2015. These interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at December 31, 2015 and September 30, 2015 and its results of operations and cash flows for the three months ended December 31, 2015 and 2014. The results for the three months ended December 31, 2015 are not necessarily indicative of the results to be expected for the year ending September 30, 2016. The accompanying September 30, 2015 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements, except as already disclosed in these financial statements.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, (the “Update”), which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The Update is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Management does not expect the adoption of this Update to have a material impact on our consolidated financial position, results of operations or cash flows.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	December 31, 2015	September 30, 2015
Accounts receivable	$2,377	$2,228
Unbilled receivables	201	306
Subtotal	2,578	2,534
Allowance for doubtful accounts	(71)	(71)
Accounts receivable and unbilled receivables, net	$2,507	$2,463

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of December 31, 2015 and September 30, 2015 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of December 31, 2015 and September 30, 2015 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2015 and September 30, 2015 are as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	-	-	$301	$301
Total Liabilities	$-	$-	$301	$301

	September 30, 2015
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	-	-	$468	$468
Total Liabilities	$-	$-	$468	$468

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

Changes in the fair value of the contingent consideration liability were as follows:

Contingent Consideration
Balance, October 1, 2015	$468
Payment of contingent consideration	(167)
Balance, December 31, 2015	$301

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

5.   Intangible Assets

The components of intangible assets are as follows:

	As of	As of
	December 31, 2015	September 30, 2015
Domain and trade names	$10	$10
Customer related	712	802
Non-compete agreements	199	216
Balance at end of period	$921	$1,028

Total amortization expense related to intangible assets for the three months ended December 31, 2015 and 2014 was $107 and $152, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal years 2016 (remaining), 2017, 2018, and 2019 is $323, $335, $242, and $22, respectively.

6.  Goodwill

During fiscal 2015, the Company recorded a $10.5 million goodwill impairment charge. The Company determined that the most appropriate approach to use to determine the fair value of the reporting unit was the discounted cash flow method. The fair value of our reporting unit pursuant to the discounted cash flow approach was impacted by lower than forecasted revenues, volatility of the Company’s common stock, longer sales cycles, and higher operating losses. A comparison to the implied fair value of goodwill to its carrying value resulted in the impairment charge. The Company did not have an impairment charge in the three months ended December 31, 2015.

7.   Restructuring

During the second half of fiscal 2015, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with the decreases in revenue. The Company renegotiated three office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. During the fourth quarter of fiscal 2015, the Company recorded a restructuring liability of $307 for the future contractual rental commitments for vacated office space and related costs, offset by estimated sub-lease income. In total, for the three months ended September 30, 2015, a charge of $496 was recorded to restructuring expenses in the consolidated statement of operations for the total lease expenses less sub-lease rental income, other miscellaneous lease termination costs, loss on disposal of fixed assets, and costs for severance and termination benefits. In the three months ended December 31, 2015, the Company recorded an additional liability of $506 related to severance and termination benefits, and a total of $586 was charged to restructuring expenses in the first quarter of fiscal 2016.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table summarizes the restructuring activity for the three months ended December 31, 2015:

	Employee Severence and Benefits	Facility Closures and Other Costs	Total
Balance at beginning of period, September 30, 2015	$-	$307	$307
Charges to operations	586	-	586
Cash disbursements	-	(149)	(149)
Changes in estimates	-	-	-
Balance at end of period, December 31, 2015	$586	$158	$744

The components of the accrued restructuring liabilities is as follows:

	As of	As of
	December 31, 2015	September 30, 2015
Facilities and related	$194	$259
Employee related	506	-
Other	44	48
Total	$744	$307

As of December 31, 2015, $498 was reflected in Accrued Liabilities and $246 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet. As of September 30, 2015, $114 was reflected in Accrued Liabilities and $193 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet.

8.   Debt

Debt consists of the following:

	As of	As of
	December 31, 2015	September 30, 2015
Line of credit borrowings	$2,467	$2,695
Bank term loan	500	250
Subordinated convertible debt	3,000	3,000
Term note from shareholder	2,500	2,000
Subtotal debt	$8,467	$7,945
Other (debt warrants)	$(88)	$(158)
Total debt	$8,379	$7,787
Less current portion	$500	$92
Long term debt, net of current portion	$7,879	$7,695

Line of Credit and Bank Term Loan

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “Loan Agreement”). The Loan Agreement had an original term of 27 months set to expire on March 31, 2016. In December 2015, BridgeBank agreed to extend the term to a maturity date of December 31, 2016. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings accrued interest at BridgeBank’s prime plus 1.00% (4.25%) through June 1, 2015 and then increased to prime plus 5.00% (8.25%) in accordance with an amendment to the Loan and Security Agreement (see below). The prime rate adjusted to 3.5% on December 17, 2015. The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial and reporting covenants including an Asset Coverage Ratio. As of December 31, 2015, the Company had an outstanding balance under the Loan Agreement of $2.5 million. The Company was in compliance with all financial reporting covenants for the period ended December 31, 2015.

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

At December 31, 2015, the Company had an outstanding short term bank loan with BridgeBank of $500 which was repaid in January 2016. At September 30, 2015, the Company had an outstanding short term bank term loan with BridgeBank of $250 which was repaid in October 2015.

Term Notes from Shareholders

The Company has issued term notes to Mr. Michael Taglich and Mr. Robert Taglich, both of whom are shareholders of the Company. Mr. Michael Taglich is also a Director of the Company. Five term notes totaling $2.25 million have been issued to Michael Taglich from the period of January 7, 2015 through December 3, 2015. Total interest due to Mr. Michael Taglich on his notes is $108 as of December 31, 2015. Term notes totaling $250 were issued to Robert Taglich on December 3, 2015. Total interest due to Mr. Robert Taglich on his note is $2 as of December 31, 2015. On December 23 2015, all of the Term Notes due to Mr. Michael and Mr. Robert Taglich were amended. The amendments consisted of an increase of 1.5% interest per annum effective January 1, 2016, an extension of the maturity date to March 1, 2017, and a prepayment penalty of 2%. Interest is due and payable for each of the above mentioned notes on the maturity date.

In consideration of the loans by Michael Taglich and a personal guaranty delivered by Michael Taglich to BridgeBank, N.A. for the benefit of Bridgeline on December 19, 2014 (the “Guaranty”), on January 7, 2015 the Company issued Michael Taglich a warrant to purchase 60,000 shares of Common Stock of the Company at a price equal to $4.00 per share. On January 7, 2015, Bridgeline also entered into a side letter with Michael Taglich pursuant to which Bridgeline agreed in the event the Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 30,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Mr. Taglich was also issued warrants in connection with the first four term notes. He was issued 120,000 at an exercise price of $4.00 in conjunction with the second and third Notes and 160,000 at an exercise price of $1.75 in connection with the fourth Note. The warrants have a term of five years and are exercisable six months after the date of issuance. Bridgeline agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrants. The fair value of the warrants issued to Mr. Taglich in connection with all of the Term Notes is $270 which was reflected as a debt discount in current liabilities with the offsetting amount recorded to additional paid in capital in the Consolidated Balance Sheet. The fair market value of the warrants is being amortized on a straight-line basis over their expected life, which was adjusted to coincide with the amendment to the maturity dates. Amortization of the debt discount is $100 through December 31, 2015.

9.   Other Long Term Liabilities

Deferred Rent

In connection with the leases in Massachusetts, New York, and in San Luis Obispo, the Company made investments in leasehold improvements at these locations of approximately $1.6 million, of which the respective landlords funded approximately $857. The capitalized leasehold improvements are being amortized over the initial lives of each lease. The improvements funded by the landlords are treated as lease incentives. Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Condensed Consolidated Balance Sheets. As of December 31, 2015, $398 was reflected in Accrued Liabilities and $164 is reflected in Other Long Term Liabilities. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases.

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

As of December 2015, the Company has issued 11,393 preferred convertible shares (PIK shares) to the preferred shareholders of which 3,171 were issued in October 2015. The Company elected to declare a PIK dividend for the next quarterly payment due January 1, 2016. The total PIK dividend declared for January 1, 2016 is 3,221 preferred stock shares.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Common Stock

In October 2015, the Company sold 680,000 shares of common stock at $1.00 per share for gross proceeds of $680 in a private placement. Net proceeds to the Company after offering expenses were approximately $669. There are no plans to register the common stock issued in this offering, however in the event the Company does register other common stock, the Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

Contingent Consideration

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 105,288 common shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 67,693 shares of Bridgeline Digital common stock is contingently issuable to the sellers of ElementsLocal. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. Through December 31, 2015, the stockholders of ElementsLocal earned 50,769 shares of common stock.

Amended and Restated Stock Incentive Plan

Effective August 2015, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 1,250,000 shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company.   Options granted under the Plan may be granted with contractual lives of up to ten years. There were 831,197 options outstanding reserved under the Plan as of December 31, 2015 and 418,803 shares available for future issuance.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Common Stock Warrants

As of December 31, 2015: (i) placement agent warrants to purchase 43,479, 138,000, 46,155, 64,000, and 61,539 shares at an exercise price of $7.00, $6.25, $6.50, $5.25 and $3.25, respectively are outstanding; and (ii) investor shareholder warrants to purchase 180,000 and 160,000 shares at an exercise price of $4.00 and $1.75 are outstanding.

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2015	875,977	$0.98	703,281	$4.38
Granted	105,000	$1.19	-	-
Exercised	-	$-	-	-
Forfeited or expired	(149,780)	$3.91	(10,000)	7.50
Outstanding, December 31, 2015	831,197	$3.32	693,281	$4.33

11.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

Accumulated Other Comprehensive Loss
Balance, October 1, 2015	$(356)
Foreign currency translation adjustment	1
Balance, December 31, 2015	$(355)

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

12.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended
(in thousands, except per share data)	December 31,
	2015	2014
Net loss	$(1,348)	$(2,110)
Accrued dividends on convertible preferred stock	(32)	(21)
Net loss applicable to common shareholders	$(1,380)	$(2,131)

Weighted average common shares outstanding - basic	5,165	4,343
Effect of dilutive securities	-	-
Weighted average common shares outstanding - diluted	5,165	4,343

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.25)	$(0.49)

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

For the three months ended December 31, 2015, there were no options to purchase shares of the Company’s common stock considered as dilutive, as the options were all valued at less than the current market price. Warrants to purchase 693,281 shares of common stock and contingent shares to be issued in connection with prior acquisitions of ElementsLocal have also been excluded as they are anti-dilutive to the Company’s net loss. Also, excluded in the computation of diluted loss per share are the Series A convertible preferred stock shares as they are anti-dilutive to the Company’s net loss.

For the three months ended December 31, 2014, options to purchase shares of the Company’s common stock of 2,433 were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Warrants to purchase 363,278 shares of common stock and contingent shares to be issued in connection with prior acquisitions of Marketnet, Magnetic and ElementsLocal have also been excluded as they are anti-dilutive to the Company’s net loss. Also, excluded in the computation of diluted loss per share are the Series A convertible preferred stock shares as they are anti-dilutive to the Company’s net loss.

13.  Income Taxes

Income tax expense was $6 and $35 for the three months ended December 31, 2015 and 2014. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

14.  Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Mr. Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Mr. Taglich beneficially owns more than 10% of Bridgeline stock. Other employees, affiliates and clients of Taglich Brothers, Inc. own approximately 600,000 shares of Bridgeline common stock and 40,427 shares of convertible preferred stock. The Company has issued $2.25 million in interest bearing term notes to Mr. Taglich with a maturity date of March 1, 2017. Mr. Taglich has also guaranteed $2 million in connection with the Company’s out of formula borrowings on its credit facility with BridgeBank.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In November 2015, the Company entered into a consulting agreement with Mr. Robert Taglich, also of Taglich Brothers, Inc. Mr. Taglich is a shareholder of the Company and beneficially owns approximately 9.5% of Bridgeline stock. The consulting services may include assistance with strategic planning and other matters as requested by management or the Board of Directors of the Company. The term of the Consulting Agreement is twelve months. As compensation for his services, Mr. Taglich was granted 15,000 options to purchase the Company’s common stock at a price of $1.21. The fair value of the options at the time of grant was $0.83 per share.

The Company also has an annual service contract for $18 with Taglich Brothers, Inc to perform market research.

15.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of December 31, 2015 the Company was not engaged with any material legal proceedings.

16.  Subsequent Events

Amendment to Bank Loan Agreement

On February 11, 2016, the Company entered into an amendment to its Loan Agreement with Bridgebank, a division of Western Alliance Bank, to extend the term of the loan from an expiration date of December 31, 2016 to March 31, 2017.

Term Notes

On February 10, 2016, Bridgeline issued Term Notes to both Mr. Michael Taglich and Mr. Robert Taglich to document a loan from each of them for $250. Also, on February 10, 2016, Bridgeline issued a Term Note to Mr. Roger Kahn to document a loan for $100. The terms of the each of these three Notes provide that Bridgeline will pay interest at a rate of 8% per annum due and payable on the maturity date of March 1, 2017.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

This section should be read in combination with the accompanying unaudited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers maximize the performance of their full digital experience - from websites and intranets to online stores and campaigns. Bridgeline’s iAPPS® platform deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to help marketers deliver digital experiences that attract, engage and convert their customers across all channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. The iAPPSds (“distributed subscription”) product is a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. Our iAPPSdsr platform, released in 2015, targets the growing multi-unit organizations with 10-500 locations providing them with powerful web engagement tools while maintaining corporate brand control and consistency.

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

Customer Information

We currently have over 3,000 customers, the majority of which are iAPPSds customers who pay a monthly subscription fee. For the three months ended December 31, 2015 and 2014 no customer represented 10% or more of total revenue.

Results of Operations for the Three Months Ended December 31, 2015 compared to the Three Months Ended December 31, 2014

Total revenue for the three months ended December 31, 2015 was $4.2 million compared with $5.0 million for the three months ended December 31, 2014.  We had a net loss of ($1.3) million for the three months ended December 31, 2015 compared with net loss of ($2.1) million for the three months ended December 31, 2014.  Net loss per share applicable to common shareholders was ($0.25) for the three months ended December 31, 2015 and ($0.49) for the three months ended December 31, 2014.

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	$	%
Net revenue:	2015	2014	Change	Change
Digital engagement services
iAPPS digital enagement services	$2,211	$2,856	(645)	(23%)
% of total net revenue	52%	57%
Other digital engagement services	162	375	(213)	(57%)
% of total net revenue	4%	7%
Subtotal digital engagement services	2,373	3,231	(858)	(27%)
% of total net revenue	56%	64%

Subscription and perpetual licenses	1,523	1,380	143	10%
% of total net revenue	36%	28%
Managed service hosting	347	401	(54)	(13%)
% of total net revenue	8%	8%
Total net revenue	$4,243	$5,012	$(769)	(15%)

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement related services and other digital engagement related services generated from non-iAPPS related engagements. In total, revenue from digital engagement services decreased $858 thousand, or 27%, to $2.4 million for the three months ended December 31, 2015 compared to $3.2 million for the three months ended December 31, 2014. The decrease in iAPPS digital engagements services is a result of a decrease in new iAPPS implementations. Also contributing to the decline, was the expected decreases in non-iAPPS engagement services, as we continue to concentrate on selling higher-margin iAPPS digital engagements to both new and existing customers. Digital engagement services revenue as a percentage of total revenue decreased to 56% from 64% for the three months ended December 31, 2015 compared to the prior period.  The decrease is attributable to the decreases in both iAPPS and non iAPPS digital engagement services revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $143 thousand, or 10%, to $1.5 million for the three months ended December 31, 2015 compared to $1.4 million for the three months ended December 31, 2014.  The increase is primarily due to an increase in iAPPS SaaS subscription revenue as we recently launched two iAPPS customer websites, and an increase in perpetual licenses recognized in the current quarter.

Subscription and perpetual license revenue as a percentage of total revenue increased to 36% for the three months ended December 31, 2015 from 28% compared to the three months ended December 31, 2014. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues.

Managed Service Hosting

Revenue from managed service hosting decreased $54 thousand, or 13%, to $347 thousand for the three months ended December 31, 2015 compared to $401 thousand for the three months ended December 31, 2014.   The decrease is due to a decrease in revenue from non-iAPPS related customers from previous acquisitions. Managed services revenue as a percentage of total revenue remained flat at 8% for both periods.

Costs of Revenue

Total cost of revenue decreased $979 thousand to $2.1 million for the three months ended December 31, 2015 compared to $3.1 million for the three months ended December 31, 2014. The gross profit margin improved to 51% for the three months ended December 31, 2015 compared to 39% for the three months ended December 31, 2014. The decrease in costs and improvement in the gross profit margin for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 is attributable to aligning labor costs with expected revenues.

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	$	%
Cost of revenue:	2015	2014	Change	Change
Digital engagement services
iAPPS digital engagement costs	1,404	2,339	(935)	(40%	)
% of iAPPS digital engagement services revenue	64%	82%
Other digital engagement costs	50	225	(175)	(78%	)
% of other digital engagement services revenue	31%	60%
Subtotal digital engagement costs	1,454	2,564	(1,110)	(43%	)
% of digital engagement services revenue	61%	79%

Subscription and perpetual licenses	558	430	128	30%
% of subscription and perpetual revenue	37%	31%
Managed service hosting	77	74	3	4%
% of managed service hosting revenue	22%	18%
Total cost of revenue	2,089	3,068	(979)	(32%	)
Gross profit	$2,154	$1,944	$210	11%
Gross profit margin	51%	39%

Cost of Digital Engagement Services

Cost of digital engagement services decreased $1.1 million, or 43%, to $1.5 million for the three months ended December 31, 2015 compared to $2.6 million for the three months ended December 31, 2014. The decrease in iAPPS and non-iAPPS digital related costs is attributable to decreases in labor in line with the decreases in revenues.

The cost of digital engagement services as a percentage of digital engagement services revenue decreased to 61% from 79% compared to the three months ended December 31, 2014.  This is due to a decrease in labor in line with the decreases in revenues, as well as efforts to reduce facility costs.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $128 thousand, or 30%, to $558 thousand for the three months ended December 31, 2015 compared to $430 thousand for the three months ended December 31, 2014. The increase is due to fixed costs to support our network operations center.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 37% from 31% compared to the three months ended December 31, 2014.  The increase is due to fixed costs to support our network operations center.

Cost of Managed Service Hosting

Cost of managed service hosting remained relatively flat for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The cost of managed services as a percentage of managed services revenue increased to 22% from 18% compared to the three months ended December 31, 2014. The percentage decreases are attributable to fixed costs to support the network operations center.

Operating Expenses

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	$	%
Operating expenses:	2015	2014	Change	Change
Sales and marketing	1,068	1,810	(742)	(41%)
% of total revenue	25%	36%
General and administrative	862	993	(131)	(13%)
% of total revenue	20%	20%
Research and development	341	602	(261)	(43%)
% of total revenue	8%	12%
Depreciation and amortization	356	452	(96)	(21%)
% of total revenue	8%	9%
Restructuring charges	586	-	586
% of total revenue	14%	-
Total operating expenses	3,213	3,857	(644)	(17%)

Sales and Marketing Expenses

Sales and marketing expenses decreased $742 thousand to $1.1 million, or 41%, for the three months ended December 31, 2015 compared to $1.8 for the three months ended December 31, 2014.  Sales and marketing expenses represented 25% and 36% of total revenue for the three months ended December 31, 2015 and 2014, respectively.

The decreases for the three months ended December 31, 2015 compared to the prior period is primarily attributable to decreases in sales commissions and marketing expenses.

General and Administrative Expenses

General and administrative expenses decreased $131 thousand, or 13%, to $862 thousand for the three months ended December 31, 2015 compared to $1.0 million for the three months ended December 31, 2014.   General and administrative expenses represented 20% of total revenue for both periods presented. The decrease in expense was due to decreases in headcount and the decrease in general legal expenses.

Research and Development

Research and development expense decreased $261 thousand, or 43%, to $341 thousand for the three months ended December 31, 2015 compared to $602 thousand for the three months ended December 31, 2014.  The decrease in research and development expense is due to a decrease in headcount and personnel expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $96 thousand, or 21% to $356 for the three months ended December 31, 2015 compared to $452 thousand for the three months ended December 31, 2014.  Equipment related depreciation and amortization related to leasehold improvements declined due to asset retirements and termination of office leases. Depreciation and amortization represented 8% and 9% of revenue for the three months ended December 31, 2015 and 2014.

Restructuring Expenses

During the second half of fiscal 2015, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with current revenue expectations. The Company renegotiated three offices leases and relocated to smaller space, while also negotiating sub-leases for the original space. In the three months ended December 31, 2015, $586 thousand was recorded for additional restructuring expenses of which $505 thousand is recorded as a liability related to severance and will be paid out through 2017.

Net Loss

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	$	%
	2015	2014	Change	Change

Loss from operations	(1,059)	(1,913)	854	(45%	)
Interest and other expense, net	(283)	(162)	(121)	75%
Loss before income taxes	(1,342)	(2,075)	733	(35%	)
Provision for income taxes	6	35	(29)	(83%	)

Net loss	$(1,348)	$(2,110)	$762	(36%	)

Non-GAAP Measure:
Adjusted EBITDA	$65	$(1,247)	$1,312	(105%	)

Loss from operations

The loss from operations was ($1.1) million for three months ended December 31, 2015, compared to a loss of ($1.9) million in the prior period. The gross profit margin increased to 51% for the three months ended December 31, 2015 compared to the 39% for the three months ended December 31, 2014, as we have made concerted efforts to bring our expenses in line with projected revenues. Operating expenses also decreased by 17% for the three months ended December 31, 2015 compared to the previous quarter.

Income Taxes

The provision for income tax expense was $6 thousand and $35 thousand for the three months ended December 31, 2015 and 2014, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

Adjusted EBITDA

We also measure our performance based on a non-GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation and amortization, and before stock-based compensation expense (“Adjusted EBITDA”).

We believe this non-GAAP financial measure of Adjusted EBITDA is useful to management and investors in evaluating our operating performance for the periods presented and provide a tool for evaluating our ongoing operations.

Adjusted EBITDA, however, is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, restructuring charges, other amortization and stock-based compensation, and therefore does not represent an accurate measure of profitability.  As a result, Adjusted EBITDA should be evaluated in conjunction with net income for a complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended
	December 31,
	2015	2014
Net loss	$(1,348)	$(2,110)
Provision for income tax	6	35
Interest expense, net	283	162
Amortization of intangible assets	107	152
Depreciation	231	279
Restructuring charges	586	-
Other amortization	128	146
Stock based compensation	72	89
Adjusted EBITDA	$65	$(1,247)

The increase in Adjusted EBITDA is primarily due to the improvement in gross profit margin and the decrease in operating expenses, as we have aligned our expenses with our expected revenues.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $687 thousand for the three months ended December 31, 2015 compared to cash used in operating activities of $1.3 million for the three months ended December 31, 2014. This decrease in the use of cash compared to the prior period was primarily to the adjustments for non-cash items such as amortization and depreciation for the period and the higher net income for the period. We have reduced operating expenses which is reflected in the reduction of liabilities.

Investing Activities

Cash used in investing activities was $44 thousand for the three months ended December 31, 2015 compared to $75 thousand for the three months ended December 31, 2014.   In the three months ended December 31, 2015, we capitalized costs related to iAPPS software development.

Financing Activities

Cash provided by financing activities was $973 thousand for the three months ended December 31, 2015 compared to $1.1 million for the three months ended December 31, 2014.  Cash provided by financing activities for the three months ended December 31, 2015 is primarily attributable to a sale of 680,000 shares of common stock in October 2015, which raised a net $669 thousand in funds, as well as $500 thousand received from Mr. Michael Taglich and Mr. Robert Taglich for term notes with maturity dates of March 2017, and a short term loan from BridgeBank of $500 thousand. Offsetting these proceeds, were net borrowings/payments of $228 thousand on the BridgeBank line of credit, $250 thousand on a short term loan from BridgeBank, and contingent acquisition payments of $113 thousand.

Capital Resources and Liquidity Outlook

In the first quarter of fiscal 2016, we issued $500 thousand of term notes to Michael and Robert Taglich and raised $669 thousand from a sale of Bridgeline common stock. We believe that cash generated from operations, proceeds from the bank line of credit, the sale of common stock, and term loans from shareholders will be sufficient to fund the Company’s working capital and capital expenditure needs in the foreseeable future. However, we currently have a borrowing facility with Bridge Bank from which we can borrow, and this line is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Commitments and Contingencies

As of December 31, 2015, we had an accrued contingent earnout liability of $301 thousand from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2016. Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.

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

For fiscal 2015, we performed the annual assessment of our goodwill during the fourth quarter of 2015, using the qualitative approach described above. Based on our qualitative assessment, we concluded that it was more likely than not that the fair values of our reporting units were less than their carrying amounts, and therefore we believed it was necessary to perform the quantitative two-step impairment test. There were numerous positive qualitative factors discovered during our analysis, but the instability of the market price of our common stock and the decline in our revenues were a material adverse factor that led us to believe that we should progress to the second step of the impairment testing. In estimating fair value, we performed a discounted cash flow analysis on the reporting unit to determine fair value. The inputs to the discounted cash flow model are considered level 3 in the fair value hierarchy. The impairment test indicated that the estimated fair value of the reporting unit was less than its corresponding carrying amount. As a result of the analyses performed, we recorded goodwill impairment charges of $10.5 million in 2015.

Accounting for Stock-Based Compensation

At December 31, 2015, we maintained one stock-based compensation plan and one employee stock purchase plan which are more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 24, 2015. There are no employees enrolled in the employee stock purchase plan as of December 31, 2015.

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

As of December 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 24, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended December 31, 2015. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Common Stock

In October 2015, the Company sold 680,000 shares of common stock at $1.00 per share for gross proceeds of $680 in a private placement. Net proceeds to the Company after offering expenses were approximately $669. There are no plans to register the common stock issued in this offering, however in the event the Company does register other common stock, the Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

Stock Options

During the fiscal quarter ended December 31, 2015, the Company granted 105,000 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $1.19 per share.

The securities were issued exclusively to our directors, executive officers and employees, with the exception of 15,000 shares issued to a consultant. The issuance of options and the shares of common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 5.	Other Information

Amendment to Bank Loan Agreement

On February 11, 2016, the Company entered into an amendment to its Loan Agreement with Bridgebank, a division of Western Alliance Bank, to extend the term of the loan from an expiration date of December 31, 2016 to March 31, 2017.

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation

On December 3, 2015, the Company issued Term Notes (the “Notes”) to Mr. Michael Taglich and Mr. Robert Taglich to document loans by each to the Company of $250,000 each. The terms of the Notes provide that the Company will pay interest at a rate of 8% per annum and the note will mature on September 1, 2016. The loans were further amended on December 23, 2015 to increase the interest rate to 9.5% effective January 1, 2017 and extended the maturity date to March 1, 2017.

Mr. Michael Taglich is a member of the Board of Directors of the Company.

The foregoing description of the Loan Amendment and Note does not purport to be complete and is qualified in its entirety by reference to the full text of such documents, copies of which are filed as exhibits to this Report on Form 10-Q.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(ii) to our Registration Statement on Form S-B2, File No. 333-139298)

3.1(ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 19,2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2010)

3.1(iii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2015)

3.1(iv)	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014)

3.1(v)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on February 17, 2015)

10.1	Term Note in principal amount of $250,000 issued to Michael Taglich, dated December 3, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 4, 2015).

10.2	Term Note in principal amount of $250,000 issued to Robert Taglich, dated December 3, 2015 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 4, 2015).

10.3	Securities Purchase Agreement between Bridgeline Digital, Inc and the investors therein, dated October 13, 2015

10.4	Term Note in principal amount of $200,000 issued to Robert Taglich, dated February 10, 2016

10.5	Term Note in principal amount of $200,000 issued to Michael Taglich, dated February 10, 2016

10.6	Term Note in principal amount of $100,000 issued to Roger Kahn, dated February 10, 2016

10.7	Amendment to Loan and Security Agreement with Western Alliance (formerly BridgeBank)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

February 12, 2016	/s/ Roger Kahn
Date	Roger Kahn Co-Chief Executive Officer and President (Co-Principal Executive Officer)

February 12, 2016	/s/ Michael Prinn
Date	Michael Prinn Co-Chief Executive Officer and President, Executive Vice President and Chief Financial Officer (Co-Principal Executive Officer and Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

10.3	Securities Purchase Agreement between Bridgeline Digital, Inc and the investors therein, dated October 13, 2015

10.4	Term Note in principal amount of $200,000 issued to Robert Taglich, dated February 10, 2016

10.5	Term Note in principal amount of $200,000 issued to Michael Taglich, dated February 10, 2016

10.6	Term Note in principal amount of $100,000 Issued to Roger Kahn, dated February 10, 2016

10.7	Amendment to Loan and Security Agreement with Western Alliance (formerly Bridge Bank)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.