Form 10-Q
period 2016-03-31
Bridgeline Digital, Inc.
filed 2016-05-16
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of May 3, 2016 was 5,434,306.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2016

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2016

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital market, the effect of the delisting of our common stock from the NASDAQ Capital Market, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share and per share data)

(Unaudited)

ASSETS	March 31,	September 30,
	2016	2015
Current assets:
Cash and cash equivalents	$154	$337
Accounts receivable and unbilled receivables, net	2,239	2,463
Prepaid expenses and other current assets	522	680
Total current assets	2,915	3,480
Equipment and improvements, net	869	1,315
Intangible assets, net	813	1,028
Goodwill	12,641	12,641
Other assets	498	723
Total assets	$17,736	$19,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,258	$1,626
Accrued liabilities	1,442	1,046
Accrued contingent consideration	226	468
Debt, current	5,315	92
Capital lease obligations, current	115	320
Deferred revenue	1,610	1,542
Total current liabilities	9,966	5,094

Debt, net of current portion	2,931	7,695
Other long term liabilities	715	726
Total liabilities	13,612	13,515

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 214,614 at March 31, 2016 and 208,222 at Septermber 30, 2015, issued and outstanding (liquidation preference $2,178)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 5,434,306 at March 31, 2016 and 4,637,684 at September 30, 2015, issued and outstanding	5	5
Additional paid-in capital	51,300	50,434
Accumulated deficit	(46,828)	(44,411)
Accumulated other comprehensive loss	(353)	(356)
Total stockholders’ equity	4,124	5,672
Total liabilities and stockholders’ equity	$17,736	$19,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net revenue:
Digital engagement services	$2,389	$3,057	$4,762	$6,271
Subscription and perpetual licenses	1,522	1,359	3,045	2,755
Managed service hosting	320	371	667	773
Total net revenue	4,231	4,787	8,474	9,799
Cost of revenue:
Digital engagement services	1,435	2,513	2,889	5,076
Subscription and perpetual licenses	474	463	1,032	893
Managed service hosting	79	74	156	148
Total cost of revenue	1,988	3,050	4,077	6,117
Gross profit	2,243	1,737	4,397	3,682
Operating expenses:
Sales and marketing	1,247	1,534	2,315	3,344
General and administrative	764	1,136	1,626	2,129
Research and development	377	467	718	1,069
Depreciation and amortization	338	442	694	894
Restructuring charges	194	-	780	-
Total operating expenses	2,920	3,579	6,133	7,436
Loss from operations	(677)	(1,842)	(1,736)	(3,754)
Interest and other expense, net	(296)	(203)	(579)	(366)
Loss before income taxes	(973)	(2,045)	(2,315)	(4,120)
Provision for income taxes	32	28	38	63
Net loss	(1,005)	(2,073)	(2,353)	(4,183)
Dividends on convertible preferred stock	(32)	(30)	(64)	(51)
Net loss applicable to common shareholders	$(1,037)	$(2,103)	$(2,417)	$(4,234)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.20)	$(0.49)	$(0.46)	$(0.98)
Number of weighted average shares outstanding:
Basic and diluted	5,267,584	4,271,508	5,216,197	4,307,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net Loss	$(1,005)	$(2,073)	$(2,353)	$(4,183)

Net change in foreign currency translation adjustment	2	(17)	3	(22)
Comprehensive loss	$(1,003)	$(2,090)	$(2,350)	$(4,205)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands, except share data)

(Unaudited)

	Six Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,353)	$(4,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for deferred taxes	31	45
Loss on disposal of fixed assets	31	-
Amortization of intangible assets	215	306
Depreciation	439	556
Other amortization	349	310
Contingent earnout liability adjustment	-	131
Stock-based compensation	132	162
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	224	(647)
Prepaid expenses and other assets	173	320
Accounts payable and accrued liabilities	21	(11)
Deferred revenue	68	924
Other liabilities	(59)	(106)
Total adjustments	1,624	1,990
Net cash used in operating activities	(729)	(2,193)
Cash flows used in investing activities:
Purchase of equipment and improvements	-	(54)
Software development capitalization costs	(50)	(36)
Net cash used in investing activities	(50)	(90)
Cash flows provided by financing activities:
Proceeds from issuance of 200,000 shares of preferred stock, net of issuance costs	-	1,776
Proceeds from issuance of 680,000 shares of common stock, net of issuance costs	669	-
Proceeds from employee stock purchase plan	-	2
Proceeeds from bank term loan	500	1,460
Proceeds from term notes from stockholders	1,000	1,000
Borrowing on bank line of credit	108	625
Payments on bank term loan	(750)	(1,610)
Payments on bank line of credit	(488)	(515)
Payments on subordinated promissory note	-	(14)
Contingent acquisition payments	(242)	(309)
Principal payments on capital leases	(204)	(240)
Net cash provided by financing activities	593	2,175
Effect of exchange rate changes on cash and cash equivalents	3	(22)
Net decrease in cash and cash equivalents	(183)	(130)
Cash and cash equivalents at beginning of period	337	1,256
Cash and cash equivalents at end of period	$154	$1,126
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$198	$114
Income taxes	$3	$18
Non cash investing and financing activities:
Equipment purchased under capital leases	$-	$172
Other assets included in accounts payable	$-	$19
Accrued dividends on convertible preferred stock	$64	$51

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers maximize the performance of their full digital experience from - websites and intranets to online stores and campaigns. Bridgeline’s iAPPS® platform deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to help marketers deliver digital experiences that attract, engage and convert their customers across all channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. The iAPPSds (“distributed subscription”) product is a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. Our iAPPSdsr platform, released in 2015, targets the growing multi-unit organizations with 10-500 locations providing them with powerful web engagement tools while maintaining corporate brand control and consistency.

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

Locations

The Company’s corporate office is located north of Boston, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, MA; Chicago, IL; Denver, CO; New York, NY; San Luis Obispo, CA; and Tampa, FL.  The Company has a wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

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

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund acquisitions to broaden our geographic footprint, develop new products, and build infrastructure. The Company has issued debt instruments totaling $6 million and currently has an outstanding credit line with BridgeBank for $2.3 million. In order improve financial stability, the Company has instituted a strategic plan to reduce debt and attain positive Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, stock-based compensation charges and other one-time charges).

Expense Reductions

Beginning in the second half of fiscal 2015, the Company initiated a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses. The total amount charged to restructuring in fiscal 2015 was $496. In the first two quarters of fiscal 2016, the Company recorded additional restructuring charges of $780 related to more office lease and workforce reductions.

Debt Restructuring

The Company maintains a bank financing agreement with BridgeBank, a division of Western Alliance Bank, which provides for up to $5 million of revolving credit advances. Borrowing is limited to the lesser of the $5 million or 80% of eligible receivables. Additionally, the Company can borrow up to $1 million in out of formula borrowings and a director/shareholder of the Company guarantees up to $2 million of the outstanding line of credit. As of March 31, 2016, the Company had an outstanding balance under the BridgeBank Loan Agreement of $2.3 million with a maturity date of March 31, 2017. However, on March 18, 2016, the Company signed a Term Sheet for a new bank financing agreement with a new bank, which is intended to replace the credit facility offered by BridgeBank. The financing agreement with the new bank provides for up to $3 million of revolving credit advances and has a more favorable interest rate of 5.25% compared to an interest rate of 8.25% charged by BridgeBank. In addition, the maturity date of the credit facility with the new bank will be two years (estimated May 2018) compared to the current maturity date of March 31, 2017 with BridgeBank. The Company expects to execute the new financing agreement with the new bank by the end of May 2016.

On April 29, 2016, the shareholders of the Company approved several proposals aimed at restructuring the debt instruments it has issued over the past few years, namely the term notes issued to stockholders and convertible notes. First, the shareholders approved a proposal for the issuance of up to 4,700,000 shares of the Company’s Common Stock upon conversion of outstanding term notes totaling $3 million. The Company and the holders of the outstanding term notes have agreed to amend the outstanding term notes to provide the Company with the option to convert all outstanding principal and accrued but unpaid interest due under such outstanding term notes into shares of Common Stock of the Company at a conversion price of $0.75 per share. Each of the shareholders have committed in writing to the conversion to equity, and as such, the Company has presented this debt as long-term in the Condensed Consolidated Balance Sheet.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Also on April 29, 2016, the stockholders approved the issuance of up to 4,000,000 shares of the Company’s Common Stock upon conversion of outstanding convertible notes. The conversion price of $0.75 per share was provided as an incentive to the holders of such convertible notes to convert the outstanding principal into shares of Common Stock. The Company has presented this debt as short-term, as the conversion feature is not mandatory. The Company expects to have a significant portion of this debt converted to equity by June 30, 2016.

Lastly, on April 29, 2016, the stockholders approved the issuance of up to 2,666,667 shares of the Company’s Common Stock upon conversion of term notes to be issued in a private placement. An aggregate principal amount of up to $2 million in term notes may be offered to accredited investors in a private placement. On May 11, 2016, the Company issued 1,806,680 shares of common stock for net proceeds of $1.2 million for the first closing in connection with the conversion of these term notes.

Management believes that the expense reduction measures, the debt restructuring, the debt conversion to equity, and the additional working capital of up to $2.0 million will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. Management plans to contain operating expenses and remain fiscally responsible, however, there can be no assurances that these financial measures will be sufficient enough to compensate for any shortfalls in revenues.  In addition, in order to sustain operations and cash flows, the Company must be successful in closing the new bank credit line, as well as, convert a significant portion of the convertible debt holders to equity. If the Company is not successful with its debt restructuring plan then it will not have sufficient cash flows to meet operations and it will have to cut expenses further and/or renegotiate outstanding debt lines or negotiate new debt instruments in order to meet cash flow expectations. The direct impact of these conditions is not fully known. However, there are no assurances that existing debt holders will be willing or able to renegotiate new terms or that new debt instruments will be available at favorable terms, if at all. Such potential adverse events may create substantial difficulties and could interrupt our normal course of business. If the Company is not successful in the debt restructuring described above they may have to look for other debt or equity financing to fund its operations. However, there can be no assurances that the Company would be able to secure additional financing, if needed, at terms or conditions that would be acceptable to the Company, if at all. In such case, the further reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015, and the interim Condensed Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows for the three and six months ended March 31, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the same instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2015. These interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at March 31, 2016 and September 30, 2015 and its results of operations and cash flows for the three and six months ended March 31, 2016 and 2015. The results for the three and six months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending September 30, 2016. The accompanying September 30, 2015 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year delay in the effective date. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Management is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, (the “Update”), which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The Update is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Management does not expect the adoption of this Update to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, which is guidance on accounting for leases. ASU No, 2016-02 requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. The Company is evaluating the impact of the guidance on its consolidated financial position, results of operations and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, which amended guidance related to employee share-based payment accounting. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Management does not expect the adoption of this Standard to have a material impact on our consolidated financial position, results of operations or cash flows.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	March 31, 2016	September 30, 2015
Accounts receivable	$2,109	$2,228
Unbilled receivables	201	306
Subtotal	2,310	2,534
Allowance for doubtful accounts	(71)	(71)
Accounts receivable and unbilled receivables, net	$2,239	$2,463

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of March 31, 2016 and September 30, 2015 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of March 31, 2016 and September 30, 2015 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2016 and September 30, 2015 are as follows:

		March 31, 2016

	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	-	-	$226	$226
Total Liabilities	-	-	$226	$226

		September 30, 2015

	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	-	-	$468	$468
Total Liabilities	-	-	$468	$468

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Changes in the fair value of the contingent consideration liability were as follows:

Contingent Consideration
Balance, October 1, 2015	$468
Payment of contingent consideration	(242)
Balance, March 31, 2016	$226

5.   Intangible Assets

The components of intangible assets are as follows:

	As of	As of
	March 31, 2016	September 30, 2015
Domain and trade names	$10	$10
Customer related	622	802
Non-compete agreements	181	216
Balance at end of period	$813	$1,028

Total amortization expense related to intangible assets for the three months ended March 31, 2016 and 2015 was $107 and $152, respectively, and $215 and $306 for the six months ended March 31, 2016 and 2015, respectively. Amortization expense related to intangible assets is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal years 2016 (remaining), 2017, 2018, and 2019 is $215, $335, $242, and $21, respectively.

6.  Goodwill

During the fourth quarter of fiscal 2015, the Company recorded a $10.5 million goodwill impairment loss. The Company determined that the most appropriate approach to use to determine the fair value of the reporting unit was the discounted cash flow method. The fair value of our reporting unit pursuant to the discounted cash flow approach was impacted by lower than forecasted revenues, volatility of the Company’s common stock, longer sales cycles, and higher operating losses. A comparison to the implied fair value of goodwill to its carrying value resulted in the impairment charge. The Company did not have an impairment charge in the six months ended March 31, 2016.

7.   Restructuring

During the second half of fiscal 2015, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with the decreases in revenue. The Company renegotiated three office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. In the three and six months ended March 31, 2016, the Company recorded an additional liability of $158 and $744 related to severance and termination benefits and lease terminations. A total of $194 and $780 was charged to restructuring expenses in the three and six months ended March 31, 2016.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table summarizes the restructuring activity for the six months ended March 31, 2016:

	As of	As of
	March 31, 2016	September 30, 2015
Facilities and related	$279	$259
Employee related	395	-
Other	64	48
Total	$738	$307

The components of the accrued restructuring liabilities is as follows:

	Employee Severence and Benefits	Facility Related and Other Costs	Total
Balance at beginning of period, October 1, 2015	$-	$307	$307
Charges to operations	586	-	586
Cash disbursements	-	(149)	(149)
Changes in estimates	-	-	-
Balance at end of period, December 31, 2015	$586	$158	$744
Charges to operations	-	158	158
Cash disbursements	(110)	(54)	(164)
Changes in estimates	-	-	-
Balance at end of period, March 31, 2016	$476	$262	$738

As of March 31, 2016, $528 was reflected in Accrued Liabilities and $210 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet. As of September 30, 2015, $114 was reflected in Accrued Liabilities and $193 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

8.   Debt

Debt consists of the following:

	As of	As of
	March 31, 2016	September 30, 2015
Line of credit borrowings	$2,315	$2,695
Bank term loan	-	250
Subordinated convertible debt	3,000	3,000
Term note from shareholder	3,000	2,000
Subtotal debt	$8,315	$7,945
Other (debt warrants)	$(69)	$(158)
Total debt	$8,246	$7,787
Less current portion	$5,315	$92
Long term debt, net of current portion	$2,931	$7,695

Line of Credit and Bank Term Loan

In December 2013, the Company entered into a Loan and Security Agreement with BridgeBank (the “Loan Agreement”). The Loan Agreement had an original term of 27 months set to expire on March 31, 2016. In February 2016, BridgeBank agreed to extend the term to a maturity date of March 31, 2017. The Loan Agreement provides for up to $5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings accrued interest at BridgeBank’s prime plus 1.00% (4.25%) through June 1, 2015 and then increased to prime plus 5.00% (8.25%) in accordance with an amendment to the Loan and Security Agreement (see below).  The prime rate increased to 3.50% on December 17, 2015. The Company pays an annual commitment fee of 0.25%. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is also required to comply with certain financial and reporting covenants including an Asset Coverage Ratio. As of March 31, 2016, the Company had an outstanding balance under the Loan Agreement of $2.3 million. The Company was in compliance with all financial reporting covenants for the period ended March 31, 2016.

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

On March 18, 2016, the Company signed a Term Sheet with a new bank with the intent to replace the BridgeBank Loan Agreement. The Company expects to execute this new loan agreement by the end of May 2016.

The new loan agreement will have a term of 24 months and will provide for up to $3 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings will be limited to the lesser of (i) $3 million and (ii) 75% of eligible receivables as defined. The Company will be able to borrow up to $1.0 million in out of formula borrowings for specified periods of time. Borrowings accrue interest at the Wall Street Journal published prime plus 1.75% (5.25%) and the annual commitment fees will be 0.4% in the first year and 0.2% in the second year. Borrowings will be secured by all of the Company’s assets and all of the Company’s intellectual property. The Company will also be required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an EBITDA metric.

Term Notes from Shareholders

The Company has issued term notes to Michael Taglich and Robert Taglich, both of whom are shareholders of the Company. Michael Taglich is also a Director of the Company. Five term notes totaling $2.25 million have been issued to Michael Taglich from the period of January 7, 2015 through December 3, 2015. Term notes totaling $250 were issued to Robert Taglich on December 3, 2015. On December 23, 2015, all of the Term Notes due to Michael and Robert Taglich were amended. The amendments consisted of an increase of 1.5% interest per annum effective January 1, 2016, an extension of the maturity date to March 1, 2017, and a prepayment penalty of 2%. Interest is due and payable for each of the notes mentioned above on the maturity date.

In February 2016, Bridgeline issued additional Term Notes to both Michael Taglich and Robert Taglich to document a loan from each of them for $200. Also, in February 2016, Bridgeline issued a Term Note to Roger Kahn to document a loan for $100. Mr. Kahn was appointed the President and Chief Executive Officer of the Company on May 10, 2016. The terms of each of these three notes provide that Bridgeline will pay interest at a rate of 8% per annum, due and payable on the maturity date of March 1, 2017. As of March 31, 2016, total interest due on all Term Notes is $170, comprised of $159 due to Michael Taglich, $10 due to Robert Taglich, and $1 due to Roger Kahn.

In consideration of the loans by Michael Taglich and a personal guaranty delivered by Michael Taglich to BridgeBank, N.A. for the benefit of Bridgeline on December 19, 2014 (the “Guaranty”), on January 7, 2015 the Company issued Michael Taglich a warrant to purchase 60,000 shares of Common Stock of the Company at a price equal to $4.00 per share. On January 7, 2015, Bridgeline also entered into a side letter with Michael Taglich pursuant to which Bridgeline agreed in the event the Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 30,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015. Since the Guaranty did remain outstanding for a period of more than 12 months, a warrant to purchase 30,000 shares of common stock was issued to Michael Taglich in January 2016 at a price of $4.00.

Mr. Taglich was also issued warrants in connection with the first four term notes. He was issued 120,000 at an exercise price of $4.00 in conjunction with the second and third Notes and 160,000 at an exercise price of $1.75 in connection with the fourth Note. The warrants have a term of five years and are exercisable six months after the date of issuance. Bridgeline agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrants. The fair value of the warrants issued to Mr. Taglich in connection with all of the Term Notes is $270 which was reflected as a debt discount in current liabilities with the offsetting amount recorded to additional paid in capital in the Consolidated Balance Sheet. The fair market value of the warrants is being amortized on a straight-line basis over their expected life, which was adjusted to coincide with the amendment to the maturity dates. Amortization of the debt discount is $201 through March 31, 2016.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

On April 29, 2016, the shareholders of the Company approved the proposal for the issuance of up to issuance of up to 4,700,000 shares of the Company’s Common Stock upon conversion of the above outstanding term notes totaling $3 million. The Company and the holders of the outstanding term notes have agreed to amend the outstanding term notes to provide the Company with the option to convert all outstanding principal and accrued but unpaid interest due under such outstanding term notes into shares of Common Stock of the Company at a conversion price of $0.75 per share. Each of the shareholders have committed in writing to the conversion to equity, and as such, the Company has presented this debt as long-term in the Condensed Consolidated Balance Sheet.

Subordinated Convertible Debt

On September 30, 2013 and November 6, 2013, Bridgeline Digital entered into Note Purchase Agreements with accredited investors pursuant to which Bridgeline Digital sold an aggregate of $3.0 million of secured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes are convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $6.50 per share at any time prior to the maturity date, provided that no holder may convert the Convertible Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion. The Convertible Notes mature on March 1, 2017 and interest accrues at 11.5%.

On April 29, 2016, the shareholders of the Company approved a proposal for issuance of up to 4,000,000 shares of the Company’s Common Stock upon conversion of the outstanding Convertible Notes with a new conversion price of $0.75. The conversion price to $0.75 per share was provided as an incentive to the holders of such Convertible Notes to convert the outstanding principal into shares of Common Stock.

9.   Other Long Term Liabilities

Deferred Rent

In connection with the leases in Massachusetts, New York, and in San Luis Obispo, the Company made investments in leasehold improvements at these locations of approximately $1.6 million, of which the respective landlords funded approximately $857. The capitalized leasehold improvements are being amortized over the initial lives of each lease. The improvements funded by the landlords are treated as lease incentives. Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Condensed Consolidated Balance Sheets. As of March 31, 2016, $165 was reflected in Accrued Liabilities and $356 is reflected in Other Long Term Liabilities. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases.

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

As of March 31, 2016, the Company has issued 14,614 preferred convertible shares (PIK shares) to the preferred shareholders of which 3,221 were issued in January 2016 and 3,171 were issued in October 2015. The Company elected to declare a PIK dividend for the next quarterly payment due April 1, 2016. The total PIK dividend declared for April 1, 2016 is 3,198 preferred stock shares.

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

Contingent Consideration

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 105,288 common shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 48,878 shares of Bridgeline Digital common stock is contingently issuable to the sellers of ElementsLocal. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. Through March 31, 2016, the stockholders of ElementsLocal earned 56,410 shares of common stock, of which 11,282 were issued during the six months ended March 31, 2016.

Amended and Restated Stock Incentive Plan

Effective August 2015, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 1,250,000 shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company.   Options granted under the Plan may be granted with contractual lives of up to ten years. There were 691,430 options outstanding reserved under the Plan as of March 31, 2016 and 558,570 shares available for future issuance. This Plan expires in August 2016. On April 29, 2016, the stockholders approved a new plan, The 2016 Stock Incentive Plan. Initially, a total of 2,500,000 shares of the Company’s Common Stock will be reserved for issuance under this new plan.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Common Stock Warrants

As of March 31, 2016: (i) placement agent warrants to purchase 43,479, 138,000, 46,155, 64,000, and 61,539 shares at an exercise price of $7.00, $6.25, $6.50, $5.25 and $3.25, respectively are outstanding; and (ii) investor shareholder warrants to purchase 210,000 and 160,000 shares at an exercise price of $4.00 and $1.75 are outstanding.

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2015	875,977	$0.98	703,281	$4.38
Granted	129,000	$1.14	30,000	$4.00
Exercised	-	$-	-	-
Forfeited or expired	(313,547)	$3.95	(10,108)	7.50
Outstanding, March 31, 2016	691,430	$3.08	723,173	$4.50

11.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

Accumulated Other
Comprehensive Loss
Balance, October 1, 2015	$(356)
Foreign currency translation adjustment	1
Balance, December 31, 2015	$(355)
Foreign currency translation adjustment	2
Balance, March 31, 2016	$(353)

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

12.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	March 31,		March 31,
	2016	2015	2016	2015
Net loss	$(1,005)	$(2,073)	$(2,353)	$(4,183)
Accrued dividends on convertible preferred stock	(32)	(30)	(64)	(51)
Net loss applicable to common shareholders	$(1,037)	$(2,103)	$(2,417)	$(4,234)

Weighted average common shares outstanding - basic	5,268	4,272	5,216	4,307
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - diluted	5,268	4,272	5,216	4,307

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.20)	$(0.49)	$(0.46)	$(0.98)

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

For the three and six months ended March 31, 2016, there were no options to purchase shares of the Company’s common stock considered as dilutive, as the options were all valued at less than the current market price. Warrants to purchase 723,281 shares of common stock and contingent shares to be issued in connection with prior acquisitions of ElementsLocal have also been excluded as they are anti-dilutive to the Company’s net loss. Also, excluded in the computation of diluted loss per share are the Series A convertible preferred stock shares as they are anti-dilutive to the Company’s net loss.

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

13.  Income Taxes

Income tax expense was $32 and $28 for the three months ended March 31, 2016 and 2015 and $38 and $63 for the six months ended March 31, 2016 and 2015. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

14.  Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Michael Taglich beneficially owns more than 10% of Bridgeline stock. Other employees, affiliates and clients of Taglich Brothers, Inc. own approximately 600,000 shares of Bridgeline common stock and 40,427 shares of convertible preferred stock. The Company has issued $2.45 million in interest bearing term notes to Michael Taglich with a maturity date of March 1, 2017. Michael Taglich has also guaranteed $2 million in connection with the Company’s out of formula borrowings on its credit facility with BridgeBank.

In November 2015, the Company entered into a consulting agreement with Robert Taglich, also of Taglich Brothers, Inc. Robert Taglich is a shareholder of the Company and beneficially owns approximately 9.5% of Bridgeline stock. On May 10, 2016, Robert Taglich was appointed to the Company’s Board of Directors. The consulting services may include assistance with strategic planning and other matters as requested by management or the Board of Directors of the Company. The term of the Consulting Agreement is twelve months. As compensation for his services, Robert Taglich was granted 15,000 options to purchase the Company’s common stock at a price of $1.21. The fair value of the options at the time of grant was $0.83 per share. The Company has also issued $450 in interest bearing term notes to Robert Taglich with maturity dates of March 1, 2017.

The Company also has an annual service contract for $18 with Taglich Brothers, Inc to perform market research.

15.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of March 31, 2016 the Company was not engaged with any material legal proceedings.

16.  Subsequent Events

Debt Restructuring

On April 29, 2016, the stockholders of the Company approved several measures intended to improve the financial viability of the Company.

First, the stockholders approved the issuance of up to 4,700,000 shares of the Company’s Common Stock upon conversion of outstanding term notes and the issuance of warrants to purchase up to an aggregate of 470,000 shares of the Company’s Common Stock and the issuance of the shares of the Common Stock issuable upon exercise of such warrants. Since December 2014, the Company has issued a total of $3 million in term notes to certain individual accredited investors (the “Outstanding Term Notes”). The Outstanding Term Notes contain interest rates ranging from 8.0% to 9.5% per annum and mature on March 1, 2017. Certain of the Outstanding Term Notes contain a prepayment penalty payable by the Company in the event such note is repaid prior to the maturity date. As of March 31, 2016, a total of $170 in interest has accrued under the Outstanding Term Notes and the Outstanding Term Notes had an aggregate prepayment penalty of $250. The Outstanding Term Notes are held as follows:

●	Michael Taglich – $2,450 million in aggregate principal amount;
●	Robert Taglich – $450 in aggregate principal amount; and
●	Roger Kahn - $100 in aggregate principal amount.

The Company and the holders of the Outstanding Term Notes have agreed to amend the Outstanding Term Notes to provide the Company with the option to convert all outstanding principal and accrued but unpaid interest due under such Outstanding Term Notes into shares of Common Stock of the Company at a conversion price of $0.75 per share. Each of the shareholders have committed in writing to the conversion to equity, and as such, the Company has presented this debt as long-term in the Condensed Consolidated Balance Sheet.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In addition, the Company has agreed to issue the Company’s placement agent, Taglich Brothers, Inc., or its affiliates, warrants to purchase an aggregate of up to 470,000 shares of the Company’s Common Stock in return for services provided by Taglich Brothers, Inc. in connection with the conversion of the Outstanding Term Notes. The warrants will have a term of five years and an exercise price equal to the closing price of the Common Stock on the date of the warrants are issued. The warrants will only be issued if (i) the stockholders approve the issuance of the warrants and the issuance of the shares of Common Stock upon exercise of the warrants as described in this proposal at the Meeting and (ii) the Outstanding Term Notes convert into shares of Common Stock of the Company as described above.

The holders of the Outstanding Term Notes include officers, directors and consultants of the Company. Michael Taglich and Robert Taglich aremembers of the Board of Directors of the Company, and Roger Kahn is the Company’s President and Chief Executive Officer. Michael Taglich and Robert Taglich are executives of Taglich Brothers, Inc.

Secondly, the stockholders approved the issuance of up to 4,000,000 shares of the Company’s Common Stock upon conversion of $3 million outstanding convertible notes, which accrue interest at a rate of 11.5% per annum, paid quarterly in cash. The convertible notes mature on March 1, 2017 and are convertible prior to maturity at the election of the holder into Common Stock at a conversion price of $6.50 per share. Because the conversion price of the convertible notes is significantly greater than the current trading price of the Common Stock, the Company did not expect any holders of the convertible notes to convert such notes. Rather, the Company expects to repay such convertible notes in cash on the Maturity Date. Therefore, the Company proposed and the shareholders approved an amendment to the convertible notes to reduce the conversion price to $0.75 per share in order to provide an incentive to the holders of such Convertible Notes to convert the outstanding principal into shares of Common Stock. This decrease in the conversion price would result in an increase in the aggregate number of shares of Common Stock issuable upon conversion of the convertible notes from 461,539 shares to 4,000,000 shares. Due to the uncertainty of the holders intent to convert these notes into common stock, the Company has presented this debt as short-term in the Condensed Consolidated Balance Sheet.

Lastly, the stockholders approved issuance of up to 2,666,667 shares of the Company’s Common Stock upon conversion of term notes to be issued in a private placement. The Company is in the process of offering term notes to certain accredited investors in a private placement of term notes in an aggregate principal amount of up to $2 million (the “Term Notes”). The Term Notes have an interest rate of 10%, with no interest accruing until July 1, 2016, and mature on March 31, 2017. Under the provisions of the Term Notes, all outstanding principal and any accrued and unpaid interest under the Term Notes will automatically convert into shares of Common Stock of the Company at a conversion price of $0.75 per share two trading days after receipt of stockholder approval of the issuance of up to 2,666,667 shares of Common Stock upon conversion of the Term Notes. The conversion of the Term Notes, including all principal and accrued interest, would result in the issuance of approximately 2,666,667 shares of the Company’s Common Stock. The Common Stock issued upon conversion of the Term Notes may be issued at a discount if the trading price of the Common Stock at the time of conversion is below $0.75 per share. On May 11, 2016, the Company issued 1,806,680 shares of common stock for net proceeds of $1.2 million in connection with the first closing of the conversion of these term notes.

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

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers maximize the performance of their full digital experience from - websites and intranets to online stores and campaigns. Bridgeline’s iAPPS® platform deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to help marketers deliver digital experiences that attract, engage and convert their customers across all channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. The iAPPSds (“distributed subscription”) product is a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee. Our iAPPSdsr platform, released in 2015, targets the growing multi-unit organizations with 10-500 locations providing them with powerful web engagement tools while maintaining corporate brand control and consistency.

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

Locations

The Company’s corporate office is located north of Boston, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, MA; Chicago, IL; Denver, CO; New York, NY; San Luis Obispo, CA; and Tampa, FL.  The Company has a wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

Customer Information

We currently have over 3,000 customers, the majority of which are iAPPSds customers who pay a monthly subscription fee. For the three and six months ended March 31, 2016 and 2015 no customer represented 10% or more of total revenue.

Results of Operations for the Three and Six Months Ended March 31, 2016 compared to the Three and Six Months Ended March 31, 2015

Total revenue for the three months ended March 31, 2016 was $4.2 million compared with $4.7 million for the three months ended March 31, 2015.  We had a net loss of ($1.0) million for the three months ended March 31, 2016 compared with net loss of ($2.1) million for the three months ended March 31, 2015.  Net loss per share applicable to common shareholders was ($0.20) for the three months ended March 31, 2016 and ($0.49) for the three months ended March 31, 2015.

Total revenue for the six months ended March 31, 2016 was $8.5 million compared with $9.8 million for the six months ended March 31, 2015.  We had a net loss of ($2.4) million for the six months ended March 31, 2016 compared with net loss of ($4.2) thousand for the six months ended March 31, 2015.  Net loss per share was ($0.46) for the six months ended March 31, 2016 and ($0.98) for the six months ended March 31, 2015.

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

	Three Months	Three Months				Six Months	Six Months
	Ended	Ended				Ended	Ended
	March 31,	March 31,	$	%		March 31,	March 31,	$	%
Net revenue:	2016	2015	Change	Change		2016	2015	Change	Change
iAPPS digital enagement services	$2,389	$3,057	(668)	(22%	)	$4,762	$6,271	(1,509)	(24%	)
% of total net revenue	56%	64%				56%	64%
Subscription and perpetual licenses	1,522	1,359	163	12%		3,045	2,755	290	11%
% of total net revenue	36%	28%				36%	28%
Managed service hosting	320	371	(51)	(14%	)	667	773	(106)	(14%	)
% of total net revenue	8%	8%				8%	8%
Total net revenue	$4,231	$4,787	$(556)	(12%	)	$8,474	$9,799	$(1,325)	(14%	)

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement related services and other digital engagement related services generated from non-iAPPS related engagements. In total, revenue from digital engagement services decreased $668 thousand, or 22%, to $2.4 million for the three months ended March 31, 2016 compared to $3.1 million for the three months ended March 31, 2015. The decrease in iAPPS digital engagements services is a result of a decrease in new iAPPS implementations. Digital engagement services revenue as a percentage of total revenue decreased to 56% from 64% for the three months ended March 31, 2016 compared to the prior period.  The decrease is attributable to the decreases in iAPPS digital engagement services revenue.

Revenue from iAPPS digital engagement services decreased $1.5 million, or 24% to $4.8 million for the six months ended March 31, 2016 compared to $6.3 million for the six months ended March 31, 2015. The decrease in iAPPS digital engagements services is a result of a decrease in new iAPPS implementations.

Digital engagement services revenue as a percentage of total revenue decreased to 56% from 64% for the six months ended March 31, 2016 compared to the prior period.  The decrease is attributable to the decreases in both iAPPS and non-iAPPS digital engagement services revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $163 thousand, or 12%, to $1.5 million for the three months ended March 31, 2016 compared to $1.4 million for the three months ended March 31, 2015.  The increase is primarily due to an increase in iAPPS SaaS subscription revenue as we launched new sites in the quarter. Subscription and perpetual license revenue as a percentage of total revenue increased to 36% for the three months ended March 31, 2016 from 28% compared to the three months ended March 31, 2015. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues.

Revenue from subscription and perpetual licenses increased $290 thousand, or 11%, to $3.0 million for the six months ended March 31, 2016 compared to $2.8 million for the six months ended March 31, 2015. Subscription and perpetual license revenue as a percentage of total revenue increased to 36% for the six months ended March 31, 2016 from 28% compared to the six months ended March 31, 2015. The increase is primarily due to an increase in iAPPS SaaS subscription revenue as we have launched several new websites in the first half of the year. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues.

Managed Service Hosting

Revenue from managed service hosting decreased $51 thousand, or 14%, to $320 thousand for the three months ended March 31, 2016 compared to $371 thousand for the three months ended March 31, 2015.   The decrease is due to a decrease in revenue from non-iAPPS related customers from previous acquisitions. Managed services revenue as a percentage of total revenue remained flat at 8% for both periods.

Revenue from managed service hosting decreased $106 thousand, or 14%, to $667 thousand for the six months ended March 31, 2016 compared to $773 thousand for the six months ended March 31, 2015. The decrease is due to a decrease in revenue from non-iAPPS related customers from previous acquisitions. Managed services revenue as a percentage of total revenue remained flat at 8% for both periods.

Costs of Revenue

Total cost of revenue decreased $1.1 million to $2.0 million for the three months ended March 31, 2016 compared to $3.1 million for the three months ended March 31, 2015. The gross profit margin improved to 53% for the three months ended March 31, 2016 compared to 36% for the three months ended March 31, 2015. The decrease in costs and improvement in the gross profit margin for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is attributable to aligning labor costs with expected revenues.

Total cost of revenue decreased $2.0 million to $4.1 million for the six months ended March 31, 2016 compared to $6.1 million for the six months ended March 31, 2015. The gross profit margin improved to 52% for the six months ended March 31, 2016 compared to 38% for the six months ended March 31, 2015. The decrease in costs and improvement in the gross profit margin for the six months ended March 31, 2016 compared to the six months ended March 31, 2015 is attributable to aligning labor costs with expected revenues.

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended			Ended	Ended
	March 31,	March 31,	$	%	March 31,	March 31,	$	%
Cost of revenue:	2016	2015	Change	Change	2016	2015	Change	Change
iAPPS digital engagement costs	1,435	2,513	(1,078)	(43%)	2,889	5,076	(2,187)	(43%)
% of iAPPS digital engagement services revenue	60%	82%			61%	81%
Subscription and perpetual licenses	474	463	11	2%	1,032	893	139	16%
% of subscription and perpetual revenue	31%	34%			34%	32%
Managed service hosting	79	74	5	7%	156	148	8	5%
% of managed service hosting revenue	25%	20%			23%	19%
Total cost of revenue	1,988	3,050	(1,062)	(35%)	4,077	6,117	(2,040)	(33%)
Gross profit	$2,243	$1,737	$506	29%	$4,397	$3,682	$715	19%
Gross profit margin	53%	36%			52%	38%

Cost of Digital Engagement Services

Cost of digital engagement services decreased $1.1 million, or 43%, to $1.4 million for the three months ended March 31, 2016 compared to $2.5 million for the three months ended March 31, 2015. The cost of digital engagement services as a percentage of digital engagement services revenue decreased to 60% from 82% compared to the three months ended March 31, 2015.  The decreases are due to a decrease in labor in line with the decreases in revenues, as well as efforts to reduce facility costs.

Cost of digital engagement services decreased $2.2 million, or 43%, to $2.9 million for the six months ended March 31, 2016 compared to $5.1 million for the six months ended March 31, 2015. The cost of digital engagement services as a percentage of digital engagement services revenue decreased to 61% from 81% compared to the six months ended March 31, 2015. The decreases are due to a decrease in labor in line with the decreases in revenues, as well as efforts to reduce facility costs.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $11 thousand, or 2%, to $474 thousand for the three months ended March 31, 2016 compared to $463 thousand for the three months ended March 31, 2015. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 31% from 34% compared to the three months ended March 31, 2015.  The increases are due to maintaining a certain level of fixed costs to support our network operations center.

Cost of subscription and perpetual licenses increased $139 thousand, or 16%, to $1.0 million for the six months ended March 31, 2016 compared to $893 thousand for the six months ended March 31, 2015. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 34% from 32% compared to the six months ended March 31, 2015. The increases are due to fixed costs to support our network operations center.

Cost of Managed Service Hosting

Cost of managed service hosting remained relatively flat for the three and six months ended March 31, 2016 compared to the three and six months ended March 31, 2015. The cost of managed services as a percentage of managed services revenue increased to 25% from 20% compared to the three months ended March 31, 2015 and increased to 23% from 19% for the six months compared to the three months ended March 31, 2015. The percentage increases are attributable to maintaining a certain level of fixed costs to support the network operations center.

Operating Expenses

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended			Ended	Ended
	March 31,	March 31,	$	%	March 31,	March 31,	$	%
Operating expenses:	2016	2015	Change	Change	2016	2015	Change	Change
Sales and marketing	1,247	1,534	(287)	(19%)	2,315	3,344	(1,029)	(31%)
% of total revenue	29%	36%			27%	39%
General and administrative	764	1,136	(372)	(33%)	1,626	2,129	(503)	(24%)
% of total revenue	18%	27%			19%	25%
Research and development	377	467	(90)	(19%)	718	1,069	(351)	(33%)
% of total revenue	9%	11%			8%	13%
Depreciation and amortization	338	442	(104)	(24%)	694	894	(200)	(22%)
% of total revenue	8%	10%			8%	11%
Restructuring charges	194	-	194	194%	780	-	780	780%
% of total revenue	5%	0%			9%	0%
Total operating expenses	2,920	3,579	(659)	(18%)	6,133	7,436	(1,303)	(18%)

Sales and Marketing Expenses

Sales and marketing expenses decreased $287 thousand to $1.2 million, or 19%, for the three months ended March 31, 2016 compared to $1.5 million for the three months ended March 31, 2015 and decreased 31% to $2.3 million for the three months ended March 31, 2016 compared to $3.3 million for the six months ended March 31, 2015.  Sales and marketing expenses represented 29% and 36% of total revenue for the three months ended March 31, 2016 and 2015, respectively, and 27% and 39% of total revenue for the six months ended March 31, 2016 and 2015, respectively. The decreases for the three and months ended March 31, 2016 compared to the prior periods is primarily attributable to decreases in headcount and facility costs.

General and Administrative Expenses

General and administrative expenses decreased $372 thousand, or 33%, to $764 thousand for the three months ended March 31, 2016 compared to $1.1 million for the three months ended March 31, 2015 and decreased $503 thousand, or 24%, to $1.6 million for the six months ended March 31, 2016 compared to $2.1 million for the six months ended March 31, 2015.  General and administrative expenses represented 18% and 27% of total revenue for the three months ended March 31, 2016 and 2015, respectively, and 19% and 25% of total revenue for the six months ended March 31, 2016 and 2015, respectively. The decreases in expense are due to decreases in headcount and facility costs.

Research and Development

Research and development expense decreased by $90 thousand, or 19%, to $377 thousand for the three months ended March 31, 2016 compared to $467 thousand for the three months ended March 31, 2015 and decreased $351 thousand, or 33% to $718 thousand for the three months ended March 31, 2016 compared to $1.1 million for the six months ended March 31, 2015. The decrease in research and development expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is due to decreases in headcount and facility costs.

Research and development expense represented 9% and 11% of total revenue for the three months ended March 31, 2016 and 2015, respectively, and 8% and 13% of total revenue for both the six months ended March 31, 2016 and 2015. The decrease in expense for the three and six months ended March 31, 2016 compared to the three and six months ended March 31, 2015 is due to decreases in headcount and facility costs.

Depreciation and Amortization

Depreciation and amortization expense decreased $104 thousand, or 24%, to $338 thousand for the three months ended March 31, 2016 compared to $442 thousand for the three months ended March 31, 2015. Equipment related depreciation and amortization related to leasehold improvements declined due to retirements and assets reaching their expected useful lives. Depreciation and amortization represented 8% and 10% of revenue for the three months ended March 31, 2016 and 2015.

Depreciation and amortization decreased $200 thousand, or 22%, to $694 thousand for the six months ended March 31, 2016 compared to $894 thousand for the six months ended March 31, 2015.  Equipment related depreciation and amortization related to leasehold improvements declined due to retirements and assets reaching their expected useful lives. Depreciation and amortization represented 8% and 11% of revenue for the six months ended March 31, 2016 and 2015, respectively.

Restructuring Expenses

During the second half of fiscal 2015, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with current revenue expectations. The Company has renegotiated several offices leases and relocated to smaller space, while also negotiating sub-leases for the original space, as well as restructured its workforce. In the three months ended March 31, 2016, two more office leases were renegotiated. The total charged to restructuring for the three and six months ended March 31, 2016 was $194 thousand and $780 thousand, respectively. The total liability at March 31, 2016 is $738 thousand.

Net Loss

	Three Months	Three Months				Six Months	Six Months
	Ended	Ended				Ended	Ended
	March 31,	March 31,	$	%		March 31,	March 31,	$	%
	2016	2015	Change	Change		2016	2015	Change	Change

Loss from operations	(677)	(1,842)	1,165	(63%	)	(1,736)	(3,754)	2,018	(54%	)
Interest income (expense) net	(296)	(203)	(93)	46%		(579)	(366)	(213)	58%
Loss before income taxes	(973)	(2,045)	1,072	(52%	)	(2,315)	(4,120)	1,805	(44%	)
Provision for income taxes	32	28	4	14%		38	63	(25)	(40%	)

Net loss	$(1,005)	$(2,073)	$1,068	(52%	)	$(2,353)	$(4,183)	$1,830	(44%	)

Non-GAAP Measure:
Adjusted EBITDA	$25	$(1,174)	$1,199	(102%	)	$90	$(2,420)	$2,510	(104%	)

Loss from operations

The loss from operations was ($677) thousand for three months ended March 31, 2016, compared to a loss of ($1.8) million in the prior period and a loss of ($1.7) million for the six months ended March 31, 2016 compared to ($3.8) million for the prior year. The improvements period over period are attributable to improvements in gross margin and a decrease in overall operating expenses, as we streamlined costs in line with the expected revenues.

Income Taxes

The provision for income tax expense was $32 thousand and $28 thousand for the three months ended March 31, 2016 and 2015, respectively, and $38 thousand and $63 thousand for the six months ended March 31, 2016 and 2015, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax, as well as income taxes for our subsidiary in India.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

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

The following table reconciles net loss(which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net loss	$(1,005)	$(2,073)	$(2,353)	$(4,183)
Provision for income tax	32	28	38	63
Interest expense, net	296	203	579	366
Amortization of intangible assets	108	154	215	306
Depreciation	208	277	439	556
Restructuring charges	194	-	780	-
Other amortization	132	164	260	310
Stock based compensation	60	73	132	162
Adjusted EBITDA	$25	$(1,174)	$90	$(2,420)

The increase in Adjusted EBITDA is primarily due to the improvement in gross profit margin and the decrease in operating expenses, as we have aligned our expenses with our expected revenues.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $729 thousand for the six months ended March 31, 2016 compared to cash used in operating activities of $2.2 million for the six months ended March 31, 2015. This decrease in the use of cash compared to the prior period was primarily to the adjustments for non-cash items such as amortization and depreciation for the period and the decreases in net loss for the period.

Investing Activities

Cash used in investing activities was $50 thousand for the six months ended March 31, 2016 compared to $90 thousand for the six months ended March 31, 2015.   In the six months ended March 31, 2016, we capitalized costs related to iAPPS software development.

Financing Activities

Cash provided by financing activities was $593 thousand for the six months ended March 31, 2016 compared to $2.1 million for the six months ended March 31, 2015.  Cash provided by financing activities for the six months ended March 31, 2016 is primarily attributable to a sale of 680,000 shares of common stock in October 2015, which raised a net $669 thousand in funds, as well as $ 1 million received in term notes from Michael Taglich, Robert Taglich and Roger Kahn for term notes with maturity dates of March 2017, and a short term loan from BridgeBank of $500 thousand. Offsetting these proceeds, were net borrowings/payments of $488 thousand on the BridgeBank line of credit, $750 thousand on a short term loan from BridgeBank, and contingent acquisition payments of $242 thousand.

Capital Resources and Liquidity Outlook

In the first quarter of fiscal 2016, we issued $500 thousand of term notes to Michael and Robert Taglich and raised $669 thousand from a sale of Bridgeline common stock. In the second quarter of fiscal 2016, we issued another $500 thousand of term notes to Michael and Robert Taglich and Roger Kahn.

We have also made several measures intended to improve the financial viability of the Company. Beginning in the second half of fiscal 2015, we initiated a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses. Total charged to restructuring in fiscal 2015 was $496. In the first two quarters of fiscal 2016, the Company recorded additional restructuring charges of $780 related to more office lease and workforce reductions.

As of March 31, 2016, we have debt instruments totaling $8.3 million, but we have initiated significant transactions aimed at improving cash and liquidity by reducing this debt. First, we have negotiated a new credit facility to replace the BridgeBank facility, as the maturity date of the BridgeBank loan is March 31, 2017. On March 18, 2016, we signed a Term Sheet to enter into a Loan Agreement with a new bank. The financing agreement with the new bank has a more favorable interest rate of 5.25% compared to an interest rate of 8.25% charged by BridgeBank. In addition, the maturity date of the credit facility with the new bank will be twenty four months (estimated May 2018) compared to March 31, 2017 with BridgeBank.

Additionally, on April 29, 2016, the shareholders of the Company approved a proposal for the issuance of up to issuance of up to 4,700,000 shares of the Company’s Common Stock upon conversion of outstanding term notes totaling $3 million. The Company and the holders of the outstanding term notes have committed to amend the outstanding term notes to provide the Company with the option to convert all outstanding principal, accrued but unpaid interest and prepayment penalties due under such outstanding term notes into shares of Common Stock of the Company at a conversion price of $0.75 per share.

Also on April 29, 2016, the stockholders approved the issuance of up to 4,000,000 shares of the Company’s Common Stock upon conversion of outstanding convertible notes. The conversion price to $0.75 per share was provided as an incentive to the holders of such the convertible notes to convert the outstanding principal into shares of Common Stock.

Lastly, on April 29, 2016, the stockholders approved the issuance of up to 2,666,667 shares of the Company’s Common Stock upon conversion of term notes to be issued in a private placement. An aggregate principal amount of up to $2,000,000 in term notes may be offered to accredited investors in a private placement. On May 11, 2016, the Company issued 1,806,680 shares of common stock for net proceeds of $1.3 million in connection with the conversion of these term notes.

We believe that cash generated from operations, the sale of common stock, and the debt restructuring, and expense reductions will be sufficient to fund the Company’s working capital and capital expenditure needs in the foreseeable future. Management plans to contain operating expenses and remain fiscally responsible, however, there can be no assurances that these financial measures will be sufficient enough to compensate for any shortfalls in revenues.  In addition, in order to sustain operations and cash flows, the Company must be successful in closing the new bank credit line, as well as, convert a significant portion of the convertible debt holders to equity. If the Company is not successful with its debt restructuring plan then it will not have sufficient cash flows to meet operations and it will have to renegotiate outstanding debt lines or negotiate new debt instruments in order to meet cash flow expectations. There are no assurances that existing debt holders will be willing or able to renegotiate new terms or that new debt instruments will be available. Such potential adverse events could create substantial doubts about our ability to fund operations and interrupt our normal course of business.

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

Commitments and Contingencies

As of March 31, 2016, we had an accrued contingent earnout liability of $226 thousand from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2016. Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.

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

Accounting for Stock-Based Compensation

At March 31, 2016, we maintained one stock-based compensation plan and one employee stock purchase plan which are more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 24, 2015. There are no employees enrolled in the employee stock purchase plan as of March 31, 2016 and this plan was terminated in April 2016.

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

As of March 31, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 24, 2015.

Item 1A.	Risk Factors.

For additional risk factors other than below please refer to our Annual Report on Form 10-K for the year ended September 30, 2015 filed with the Securities and Exchange Commission on December 24, 2015.

We will not be able to maintain our listing on the NASDAQ Capital Market if we are unable to satisfy NASDAQ’s minimum bid price requirements of $1.00 per share.

We are currently not in compliance with the requirements for listing on the NASDAQ Capital Market. We are required to meet certain financial criteria in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Because our stock traded below $1.00 per share for 30 consecutive business days, on February 25, 2016, the NASDAQ OMX Group (“NASDAQ”) notified us that we are no longer in compliance with Marketplace Rule 5550(a)(2). We were provided 180 calendar days, or until August 23, 2016, to regain compliance with the minimum closing bid price requirement. In accordance with Marketplace Rule 5810(c)(3)(A), we can regain compliance if the closing bid price of our common stock meets or exceeds $1.00 per share for at least 10 consecutive business days.

If we are unable to demonstrate compliance by August 23, 2016, our shares of common stock will be subject to delisting. At that point, the NASDAQ staff will determine whether we meet the NASDAQ Capital Market initial listing criteria, except for the minimum bid price requirement. If NASDAQ determines that we meet the initial listing criteria, the NASDAQ staff will grant us an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the NASDAQ staff will provide written notice that our securities will be delisted from the NASDAQ Capital Market.

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

The following summarizes all sales of our unregistered securities during the quarter ended March 31, 2016. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Stock Options

During the fiscal quarter ended March 31, 2016, the Company granted 24,000 stock options under its Amended and Restated Stock Incentive Plan at a weighted average exercise price of $0.63 per share.

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

Item 5. Other Information

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation

In February 2016, the Company issued Term Notes to Michael Taglich and Robert Taglich to document loans by each to the Company of $200,000 each and a Term Note to Roger Kahn for $100,000 (the “Notes”). The terms of the Notes provide that the Company will pay interest at a rate of 8% per annum and the note will mature on March 1, 2017.

Michael Taglich and Robert Taglich are members of the Board of Directors of the Company. Mr. Kahn is the Company’s President and Chief Executive Officer.

The foregoing description of the Notes does not purport to be complete and is qualified in its entirety by reference to the full text of such documents, copies of which are filed as exhibits to our Report on Form 10-Q filed on February 12, 2016.

Item 6. Exhibits

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

Bridgeline Digital, Inc.
(Registrant)

May 16, 2016	/s/ Roger Kahn
Date	Roger Kahn
President and Chief Executive Officer
(Principal Executive Officer)

May 16, 2016	/s/ Michael Prinn
Date	Michael Prinn
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.