Form 10-Q
period 2016-06-30
Bridgeline Digital, Inc.
filed 2016-08-15
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of August 2, 2016 was 18,662,069.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2016

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2016

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

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share data)

(Unaudited)

ASSETS	June 30, 2016	September 30, 2015
Current assets:
Cash and cash equivalents	$233	$337
Accounts receivable and unbilled receivables, net	1,984	2,463
Prepaid expenses and other current assets	523	680
Total current assets	2,740	3,480
Equipment and improvements, net	700	1,315
Intangible assets, net	706	1,028
Goodwill	12,641	12,641
Other assets	510	723
Total assets	$17,297	$19,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,392	$1,626
Accrued liabilities	1,184	1,046
Accrued contingent consideration	151	468
Debt, current	-	92
Capital lease obligations, current	29	320
Deferred revenue	1,415	1,542
Total current liabilities	4,171	5,094

Debt, net of current portion	4,270	7,695
Other long term liabilities	620	726
Total liabilities	9,061	13,515

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 217,812 at June 30, 2016 and 208,222 at September 30, 2015, issued and outstanding (liquidation preference $2,221)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 13,171,099 at June 30, 2016 and 4,637,684 at September 30, 2015, issued and outstanding	14	5
Additional paid-in capital	57,468	50,434
Accumulated deficit	(48,893)	(44,411)
Accumulated other comprehensive loss	(353)	(356)
Total stockholders’ equity	8,236	5,672
Total liabilities and stockholders’ equity	$17,297	$19,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net revenue:
Digital engagement services	$1,849	$2,956	$6,611	$9,227
Subscription and perpetual licenses	1,530	1,505	4,575	4,260
Managed service hosting	317	415	985	1,188
Total net revenue	3,696	4,876	12,171	14,675
Cost of revenue:
Digital engagement services	1,221	2,114	4,111	7,190
Subscription and perpetual licenses	391	473	1,423	1,366
Managed service hosting	76	76	232	224
Total cost of revenue	1,688	2,663	5,766	8,780
Gross profit	2,008	2,213	6,405	5,895
Operating expenses:
Sales and marketing	1,212	1,245	3,528	4,590
General and administrative	1,035	980	2,660	3,110
Research and development	428	373	1,145	1,442
Depreciation and amortization	328	422	1,023	1,315
Restructuring charges	16	-	795	-
Total operating expenses	3,019	3,020	9,151	10,457
Loss from operations	(1,011)	(807)	(2,746)	(4,562)
Interest and other expense, net	(287)	(278)	(867)	(643)
Loss on inducement of convertible notes	(726)	-	(726)	-
Loss before income taxes	(2,024)	(1,085)	(4,339)	(5,205)
Provision for income taxes	8	25	46	88
Net loss	(2,032)	(1,110)	(4,385)	(5,293)
Dividends on convertible preferred stock	(33)	(31)	(97)	(82)
Net loss applicable to common shareholders	$(2,065)	$(1,141)	$(4,482)	$(5,375)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.21)	$(0.26)	$(0.66)	$(1.24)
Number of weighted average shares outstanding:
Basic and diluted	10,015,030	4,348,865	6,835,103	4,321,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net Loss	$(2,032)	$(1,110)	$(4,385)	$(5,293)

Net change in foreign currency translation adjustment	3	(2)	3	(24)
Comprehensive loss	$(2,029)	$(1,112)	$(4,382)	$(5,317)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands, except share data)

(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,385)	$(5,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for deferred taxes	31	45
Loss on disposal of fixed assets	31	58
Amortization of intangible assets	322	447
Loss on inducement of convertible notes	726	-
Depreciation	608	814
Other amortization	459	490
Contingent earnout liability adjustment	-	131
Capitalized interest expense	204	-
Stock-based compensation	204	244
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	479	187
Prepaid expenses and other assets	173	577
Accounts payable and accrued liabilities	(119)	(322)
Deferred revenue	(127)	201
Other liabilities	(115)	(216)
Total adjustments	2,876	2,656
Net cash used in operating activities	(1,509)	(2,637)
Cash flows used in investing activities:
Purchase of equipment and improvements	(24)	(52)
Software development capitalization costs	(104)	(50)
Net cash used in investing activities	(128)	(102)
Cash flows provided by financing activities:
Proceeds from issuance of 200,000 shares of preferred stock, net of issuance costs	-	1,722
Proceeds from issuance of 2,666,685 shares of common stock upon conversion of term notes, net of issuance costs	1574	-
Proceeds from issuance of 680,000 shares of common stock, net of issuance costs	669	-
Proceeds from employee stock purchase plan	-	6
Proceeeds from bank term loan	500	1,460
Proceeds from term notes from stockholders	1,000	2,000
Borrowing on bank line of credit	108	825
Payments on bank term loan	(750)	(2,460)
Payments on bank line of credit	(963)	(670)
Payments on subordinated promissory note	-	(21)
Contingent acquisition payments	(317)	(417)
Principal payments on capital leases	(291)	(355)
Net cash provided by financing activities	1,530	2,090
Effect of exchange rate changes on cash and cash equivalents	3	(24)
Net decrease in cash and cash equivalents	(104)	(673)
Cash and cash equivalents at beginning of period	337	1,256
Cash and cash equivalents at end of period	$233	$583
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$187	$163
Income taxes	$11	$43
Non cash investing and financing activities:
Conversion of subordinated convertible notes (principal)	$570	-
Conversion of term notes (principal)	$3,000	-
Equipment purchased under capital leases	$-	$172
Other assets included in accounts payable	$-	$2
Accrued dividends on convertible preferred stock	$97	$81

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

The accompanying condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the 1-for-5 reverse stock split.

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund acquisitions, develop new products, and build infrastructure. The Company had issued debt instruments totaling $6 million and was carrying a credit line with its bank for over $2 million. In order improve financial stability, the Company instituted a strategic plan beginning in the second half of fiscal 2015 to significantly reduce debt and operating expenses.

Expense Reductions

Beginning in the second half of fiscal 2015, the Company initiated a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses. The total amount charged to restructuring in fiscal 2015 was $496. In the first three quarters of fiscal 2016, the Company recorded additional restructuring charges of $795 related to additional office leases and workforce reductions.

Debt Restructuring

In June 2016, the Company replaced its Loan and Security Agreement with BridgeBank (the “Bridgebank Agreement”) with a new Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Agreement” or “Loan Agreement”). The Heritage Agreement has a term of 24 months and will expire on June 9, 2018. The Heritage Agreement provides for up to $3 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $3 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, currently (5.25%). As of June 30, 2016, the Company had an outstanding balance under the Loan Agreement of $1.8 million, a significant reduction of $500 from the previous quarter and a reduction of $855 from the beginning of the fiscal year.

On April 29, 2016, the shareholders of the Company approved several proposals aimed at restructuring the debt instruments it has issued over the past few years, namely the term notes issued to stockholders and subordinated convertible notes. First, the shareholders approved a proposal for the issuance of up to 4,700,000 shares of the Company’s common stock upon conversion of outstanding term notes totaling $3 million. This conversion was completed in May 2016, and the shareholders converted the principal value of their notes plus accrued interest to 4,338,822 shares of common stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Also on April 29, 2016, the stockholders approved the issuance of up to 4,000,000 shares of the Company’s common stock upon conversion of outstanding convertible notes. As an incentive to the holders of such convertible notes to convert the outstanding principal into shares of common stock, the conversion price was reduced from $6.50 per share to $0.75 per share. As of June 30, 2016, a total of $570,000 Convertible Notes were converted to 760,004 shares of common stock. In July 2016, an additional $1.2 million of Convertible Notes converted to 1,624,672 shares of common stock and the remainder of $1.2 million or 1,615,324 shares of common stock converted on August 1, 2016. As such, the Company has presented this debt as long-term in the Condensed Consolidated Balance Sheet.

On April 29, 2016, the stockholders approved the issuance of up to 2,666,667 shares of the Company’s Common Stock upon mandatory conversion of term notes to be issued in a private placement. An aggregate principal amount of up to $2 million in term notes may be offered to accredited investors in a private placement. In the quarter ended June 30, 2016, the Company issued 2,666,685 shares of common stock for net proceeds of $1.6 million in connection with the conversion of these term notes.

In July 2016, the Company sold 2,200,000 shares of common stock at $0.75 per share for gross proceeds of $1.7 million in a private placement. Net proceeds to the Company after offering expenses were approximately $1.5 million.

Management believes that the expense reduction measures, the debt restructuring, the debt conversion to equity, and the additional working capital will provide sufficient cash flow to fund its operations in the ordinary course of business through at least the next twelve months. Management plans to contain operating expenses and remain fiscally responsible, however, there can be no assurances that these financial measures will be sufficient enough to compensate for any shortfalls in revenues. In such case, a further reduction in operating expenses might be needed in order for the Company to generate positive cash flow to sustain the operations of the Company.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets as of June 30, 2016 and September 30, 2015, and the interim Condensed Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows for the three and nine months ended June 30, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the same instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2015. These interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at June 30, 2016 and September 30, 2015 and its results of operations and cash flows for the three and nine months ended June 30, 2016 and 2015. The results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending September 30, 2016. The accompanying September 30, 2015 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, which adds further guidance on identifying performance obligations and improves the operability and understanding of the licensing implementation guidance.

In May 2016, the FASB issued ASU 2016-12, which addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. We are evaluating the new guidelines to determine if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of June 30, 2016	As of September 30, 2015
Accounts receivable	$2,213	$2,228
Unbilled receivables	28	306
Subtotal	2,241	2,534
Allowance for doubtful accounts	(257)	(71)
Accounts receivable and unbilled receivables, net	$1,984	$2,463

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of June 30, 2016 and September 30, 2015 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of June 30, 2016 and September 30, 2015 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2016 and September 30, 2015 are as follows:

	June 30, 2016

	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	-	-	$151	$151
Total Liabilities	-	-	$151	$151

	September 30, 2015

	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	-	-	$468	$468
Total Liabilities	-	-	$468	$468

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Changes in the fair value of the contingent consideration liability were as follows:

Contingent Consideration
Balance, October 1, 2015	$468
Payment of contingent consideration	(317)
Balance, June 30, 2016	$151

5.   Intangible Assets

The components of intangible assets are as follows:

	As of June 30, 2016	As of September 30, 2015
Domain and trade names	$10	$10
Customer related	533	802
Non-compete agreements	163	216
Balance at end of period	$706	$1,028

Total amortization expense related to intangible assets for the three months ended June 30, 2016 and 2015 was $108 and $141, respectively, and $322 and $447 for the nine months ended June 30, 2016 and 2015, respectively. Amortization expense related to intangible assets is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal years 2016 (remaining), 2017, 2018, and 2019 is $108, $335, $242, and $21, respectively.

6.  Goodwill

During the fourth quarter of fiscal 2015, the Company recorded a $10.5 million goodwill impairment loss. The Company determined that the most appropriate approach to use to determine the fair value of the reporting unit was the discounted cash flow method. The fair value of our reporting unit pursuant to the discounted cash flow approach was impacted by lower than forecasted revenues, volatility of the Company’s common stock, longer sales cycles, and higher operating losses. A comparison to the implied fair value of goodwill to its carrying value resulted in the impairment charge. The Company did not have an impairment charge in the nine months ended June 30, 2016.

7.   Restructuring

During the second half of fiscal 2015, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with the decreases in revenue. The Company renegotiated three office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. A total of $16 and $795 was charged to restructuring expenses in the three and nine months ended June 30, 2016. The remaining restructuring liability at June 30, 2016 is $578.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table summarizes the restructuring accrual activity for the nine months ended June 30, 2016:

	Employee Severence and Benefits	Facility Related and Other Costs	Total
Balance at beginning of period, October 1, 2015	$-	$307	$307
Charges to operations	505	-	505
Cash disbursements	-	(68)	(68)
Changes in estimates	-	-	-
Balance at end of period, December 31, 2015	$505	$239	$744
Charges to operations	-	158	158
Cash disbursements	(110)	(54)	(164)
Changes in estimates	-	-	-
Balance at end of period, March 31, 2016	$395	$343	$738
Charges to operations	-	-	-
Cash disbursements	(101)	(59)	(160)
Changes in estimates	-	-	-
Balance at end of period, June 30, 2016	$294	$284	$578

As of June 30, 2016, $407 was reflected in Accrued Liabilities and $171 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet. As of September 30, 2015, $114 was reflected in Accrued Liabilities and $193 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet.

8.   Debt

Debt consists of the following:

	As of June 30, 2016	As of September 30, 2015
Line of credit borrowings	$1,840	$2,695
Bank term loan	-	250
Subordinated convertible debt	2,430	3,000
Term note from shareholder	-	2,000
Subtotal debt	$4,270	$7,945
Other (debt warrants)	$-	$(158)
Total debt	$4,270	$7,787
Less current portion	$-	$92
Long term debt, net of current portion	$4,270	$7,695

Line of Credit and Bank Term Loan

In June 2016, the Company replaced its Loan and Security Agreement with BridgeBank (the “Bridgebank Agreement”) with a new Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Agreement” or “Loan Agreement”). The Heritage Agreement has a term of 24 months and will expire on June 9, 2018. The Heritage Agreement provides for up to $3 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $3 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.   Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, currently (5.25%). The Company will pay an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the second year.  Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company will be required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric. The Company was not in compliance with the Adjusted EBITDA financial reporting covenant for the period ended June 30, 2016, but has received a waiver from the bank. The First Amendment also includes a decrease in the revolving line of credit to $2.5 million, a minimum cash requirement of $500 in its accounts at Heritage, and a revision for the Adjusted EBITDA metric for the quarter ended September 30, 2016. As of June 30, 2016, the Company had an outstanding balance under the Loan Agreement of $1.8 million.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Similar to the Bridgebank Agreement, a Director and Shareholder of the Company, Michael Taglich, signed an unconditional guaranty (the “Guaranty”) and promise to pay the Heritage all indebtedness in an amount not to exceed $2 million in connection with the out of formula borrowings. Under the terms of the Guaranty, the Guarantor authorizes Lender, without notice or demand and without affecting its liability hereunder, from time to time to: (a) renew, compromise, extend, accelerate, or otherwise change the time for payment, or otherwise change the terms, of the Indebtedness or any part thereof, including increase or decrease of the rate of interest thereon, or otherwise change the terms of the Indebtedness; (b) receive and hold security for the payment of this Guaranty or any Indebtedness and exchange, enforce, waive, release, fail to perfect, sell, or otherwise dispose of any such security; (c) apply such security and direct the order or manner of sale thereof as Lender in its discretion may determine; and (d) release or substitute any Guarantor or any one or more of any endorsers or other guarantors of any of the Indebtedness.

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

The Bridgebank Agreement had an original term of 27 months and was extended to a maturity date of March 31, 2017. The Bridgebank Agreement provided for up to $5 million of revolving credit advances which could be used for acquisitions and working capital purposes. Borrowings were limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company could borrow up to $1.0 million in out of formula borrowings for specified periods of time. Borrowings accrued interest at BridgeBank’s prime plus 1.00% (4.25%) through June 1, 2015 and then increased to prime plus 5.00% (8.25%) in accordance with an amendment to the Loan and Security Agreement (see below).  The prime rate increased to 3.50% on December 17, 2015. The Company paid an annual commitment fee of 0.25%. Borrowings were secured by all of the Company’s assets and all of the Company’s intellectual property. The Company was also required to comply with certain financial and reporting covenants including an Asset Coverage Ratio.

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

Term Notes from Shareholders

The Company issued term notes to Michael Taglich and Robert Taglich, both of whom are shareholders and directors of the Company. Term notes totaling $2.45 million were issued to Michael Taglich from the period of January 7, 2015 through February 2016. Term notes totaling $450 were issued to Robert Taglich on December 3, 2015 and February 2016. Also, in February 2016, Bridgeline issued a Term Note to Roger Kahn to document a loan for $100. Mr. Kahn was appointed the President and Chief Executive Officer of the Company on May 10, 2016.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

On April 29, 2016, the shareholders of the Company approved the proposal for the issuance of up to 4,700,000 shares of the Company’s common stock upon conversion of the above outstanding term notes totaling $3 million. In May 2016, each of the holders of the outstanding term notes converted all outstanding principal and accrued but unpaid interest due under such outstanding term notes into shares of common stock of the Company at a conversion price of $0.75 per share. In connection with the conversion, a total of 4,338,822 shares of common stock was issued. Michael Taglich received 3,576,045 shares of common stock, Robert Taglich received 626,599 shares of common stock and Roger Kahn received 136,178 shares of common stock. The Taglich Brothers, Inc acted as the Placement Agent for the conversion of these notes and will be granted warrants to purchase 433,883 shares of common stock at a price of $0.75 per share. These warrants were not issued as of June 30, 2016.

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

On April 29, 2016, the shareholders of the Company approved a proposal for issuance of up to 4,000,000 shares of the Company’s Common Stock upon conversion of the outstanding Convertible Notes with a new conversion price of $0.75. The conversion price to $0.75 per share was provided as an incentive to the holders of such Convertible Notes to convert the outstanding principal into shares of Common Stock. As of June 30, 2016, a total of $570,000 Convertible Notes were converted to 760,004 shares of common stock. In July 2016, an additional $1.2 million of Convertible Notes converted to 1,624,672 shares of common stock. The remaining principal balance of $1.2 million Convertible Notes was converted to 1,615,324 shares of common stock on August 1, 2016. Due to the reduction in the conversion price from $6.50 per share to $0.75 per share, the Company recorded an inducement charge of $726 in the three and nine months ended June 30, 2016. The charge was recorded as a non-operating expense in the Condensed Consolidated Income Statement with a corresponding credit to additional paid in capital. The total expense to be recorded in connection with the inducement to convert will be $3.4 million.

9.   Other Long Term Liabilities

Deferred Rent

In connection with the leases in Massachusetts, New York, and in San Luis Obispo, the Company made investments in leasehold improvements at these locations of approximately $1.6 million, of which the respective landlords funded approximately $857. The capitalized leasehold improvements are being amortized over the initial lives of each lease. The improvements funded by the landlords are treated as lease incentives. Accordingly, the funding received from the landlords was recorded as fixed asset additions and a deferred rent liability on the Condensed Consolidated Balance Sheets. As of June 30, 2016, $169 was reflected in Accrued Liabilities and $311 is reflected in Other Long Term Liabilities. The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases.

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

As of June 30, 2016, the Company has issued 17,812 preferred convertible shares (PIK shares) to the preferred shareholders of which 9,590 have been issued in fiscal 2016. The Company elected to declare a PIK dividend for the next quarterly payment due July 1, 2016. The total PIK dividend declared for July 1, 2016 is 3,280 preferred stock shares.

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

On February 24, 2016, the Company issued 107,692 shares of restricted common stock at $0.91 to four members of its Board of Directors in lieu of cash payments for their services as board members. The shares vest in equal installments on a monthly basis through the end of the service period of September 30, 2016. The aggregate fair value of the shares is $98 and is being expensed over the service period. The amount of expense recognized as of June 30, 2016 is $74.

On May 11, 2016, the Company issued 1,806,680 shares of common stock for net proceeds of $1.2 million for the first closing in connection with the conversion of term notes issued to accredited investors, as approved by the shareholders on April 29, 2016. On June 10, 2016, the Company issued an additional 860,005 shares of common stock for net proceeds of $400 for the second closing in connection with the conversion of these term notes. There are no plans to register the common stock issued in these offerings, however in the event the Company does register other common stock, the Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

On May 17, 2016, each of Michael Taglich, Robert Taglich, and Roger Kahn, holders of outstanding term notes, converted all outstanding principal and accrued but unpaid interest due under such outstanding term notes into shares of Common Stock of the Company at a conversion price of $0.75 per share. In connection with the conversion, a total of 4,338,822 shares of common stock were issued. (See Term Notes from Shareholders.)

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In July 2016, the Company sold 2,200,000 shares of common stock at $0.75 per share for gross proceeds of $1.7 million in a private placement. Net proceeds to the Company after offering expenses were approximately $1.5 million. There are no plans to register the common stock issued in this offering, however in the event the Company does register other common stock, the Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

Contingent Consideration

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 105,288 common shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 67,693 shares of Bridgeline Digital common stock is contingently issuable to the sellers of ElementsLocal. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. Through June 30, 2016, the stockholders of ElementsLocal earned 62,051 shares of common stock, of which 16,923 were issued during the nine months ended June 30, 2016. There are 5,642 shares remaining for potential earnout distribution.

Amended and Restated Stock Incentive Plan

Effective August 2015, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provides for the issuance of up 1,250,000 shares of common stock. The Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company.  Options granted under the Plan may be granted with contractual lives of up to ten years. There were 684,930 options outstanding reserved under the Plan as of June 30, 2016 and 565,070 shares available for future issuance. This Plan expires in August 2016. On April 29, 2016, the stockholders approved a new plan, The 2016 Stock Incentive Plan. Initially, a total of 2,500,000 shares of the Company’s Common Stock will be reserved for issuance under this new plan. There were no issuances under this plan as it is not effective until August 2016.

Common Stock Warrants

As of June 30, 2016: (i) placement agent warrants to purchase 43,479, 138,000, 46,155, 64,000, and 61,539 shares at an exercise price of $7.00, $6.25, $6.50, $5.25 and $3.25, respectively are outstanding; and (ii) investor shareholder warrants to purchase 210,000 and 160,000 shares at an exercise price of $4.00 and $1.75 are outstanding.

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding, September 30, 2015	875,977	$0.98	703,281	$4.38
Granted	129,000	$1.14	30,000	$4.00
Exercised	-	$-	-	-
Forfeited or expired	(320,047)	$3.96	(10,108)	7.50
Outstanding, June 30, 2016	684,930	$3.07	723,173	$4.50

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

11.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

Accumulated Other Comprehensive Loss
Balance, October 1, 2015	$(356)
Foreign currency translation adjustment	1
Balance, December 31, 2015	$(355)
Foreign currency translation adjustment	1
Balance, March 31, 2016	$(354)
Foreign currency translation adjustment	1
Balance, June 30, 2016	$(353)

12.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net loss	$(2,032)	$(1,110)	$(4,385)	$(5,293)
Accrued dividends on convertible preferred stock	(33)	(31)	(97)	(82)
Net loss applicable to common shareholders	$(2,065)	$(1,141)	$(4,482)	$(5,375)

Weighted average common shares outstanding - basic	10,015	4,348	6,835	4,321
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - diluted	10,015	4,348	6,835	4,321

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.21)	$(0.26)	$(0.66)	$(1.24)

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

For the three and nine months ended June 30, 2016, there were no options to purchase shares of the Company’s common stock considered as dilutive, as the options were all valued at less than the current market price. Warrants to purchase 723,281 shares of common stock and contingent shares to be issued in connection with prior acquisitions of ElementsLocal have also been excluded as they are anti-dilutive to the Company’s net loss. Also, excluded in the computation of diluted loss per share are the Series A convertible preferred stock shares as they are anti-dilutive to the Company’s net loss.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

For the three and nine months ended June 30, 2015, 196,416 and 394,506 options were excluded from the computation of diluted net loss per share as the effect was anti-dilutive to the Company’s net loss.  Warrants to purchase 703,281 shares of common stock and contingent shares to be issued in connection with prior acquisitions of Marketnet, Magnetic and ElementsLocal have also been excluded as they are anti-dilutive to the Company’s net loss. Also, excluded in the computation of diluted loss per share are the Series A convertible preferred stock shares as they are anti-dilutive to the Company’s net loss.

13.  Income Taxes

Income tax expense was $8 and $25 for the three months ended June 30, 2016 and 2015 and $46 and $88 for the nine months ended June 30, 2016 and 2015. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

14.  Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Michael Taglich beneficially owns approximately 23% of Bridgeline stock. Michael Taglich has also guaranteed $2 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank.

In consideration of previous loans by Michael Taglich and a personal guaranty delivered by Michael Taglich to BridgeBank, N.A. for the benefit of Bridgeline on December 19, 2014 (the “Guaranty”), on January 7, 2015 the Company issued Michael Taglich a warrant to purchase 60,000 shares of Common Stock of the Company at a price equal to $4.00 per share. On January 7, 2015, Bridgeline also entered into a side letter with Michael Taglich pursuant to which Bridgeline agreed in the event the Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 30,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015. Since the Guaranty did remain outstanding for a period of more than 12 months, a warrant to purchase 30,000 shares of common stock was issued to Michael Taglich in January 2016 at a price of $4.00.

Mr. Taglich was also issued warrants in connection with the first four term notes. He was issued 120,000 at an exercise price of $4.00 in conjunction with the second and third Notes and 160,000 at an exercise price of $1.75 in connection with the fourth Note. The warrants have a term of five years and are exercisable six months after the date of issuance. Bridgeline agreed to provide piggyback registration rights with respect to the shares of common stock underlying the warrants. The fair value of the warrants issued to Mr. Taglich in connection with all of the Term Notes is $270 which was reflected as a debt discount in current liabilities with the offsetting amount recorded to additional paid in capital in the Consolidated Balance Sheet. The fair market value of the warrants was being amortized on a straight-line basis over their expected life, however, the Company converted these term notes in May 2016 and thus the warrants are fully amortized. Amortization expense of $63 and $158 was recorded in the three and nine months ended June 30, 2016.

In November 2015, the Company entered into a consulting agreement with Robert Taglich, also of Taglich Brothers, Inc. Robert Taglich is a shareholder and director of the Company and beneficially owns approximately 7% of Bridgeline stock. The consulting services may include assistance with strategic planning and other matters as requested by management or the Board of Directors of the Company. The term of the Consulting Agreement is twelve months. As compensation for his services, Robert Taglich was granted 15,000 options to purchase the Company’s common stock at a price of $1.21. The fair value of the options at the time of grant was $0.83 per share. On May 10, 2016, Robert Taglich was appointed to the Company’s Board of Directors.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In connection with the equity conversion of the $3 million in Term Notes from Shareholders that was completed in May 2016, the Taglich Brothers, Inc will be granted Placement Agent warrants to purchase 433,883 shares of common stock at a price of $0.75 per share. These warrants were not issued as of June 30, 2016.

The Company also has an annual service contract for $18 with Taglich Brothers, Inc to perform market research.

15.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of June 30, 2016 the Company was not engaged with any material legal proceedings.

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

Customer Information

We currently have over 3,000 customers, the majority of which are iAPPSds customers who pay a monthly subscription fee. For the three and nine months ended June 30, 2016 and 2015 no customer represented 10% or more of total revenue.

Results of Operations for the Three and Nine Months Ended June 30, 2016 compared to the Three and Nine Months Ended June 30, 2015

Total revenue for the three months ended June 30, 2016 was $3.7 million compared with $4.9 million for the three months ended June 30, 2015.  We had a net loss of ($2.0) million for the three months ended June 30, 2016 compared with net loss of ($1.1) million for the three months ended June 30, 2015.  Net loss per share applicable to common shareholders was ($0.21) for the three months ended June 30, 2016 and ($0.26) for the three months ended June 30, 2015.

Total revenue for the nine months ended June 30, 2016 was $12.2 million compared with $14.7 million for the nine months ended June 30, 2015.  We had a net loss of ($4.4) million for the nine months ended June 30, 2016 compared with net loss of ($5.3) thousand for the nine months ended June 30, 2015.  Net loss per share was ($0.66) for the nine months ended June 30, 2016 and ($1.24) for the nine months ended June 30, 2015.

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

Net revenue:	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ Change	% Change		Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015	$ Change	% Change
iAPPS digital enagement services	$1,849	$2,956	(1,107)	(37%	)	$6,611	$9,227	(2,616)	(28%	)
% of total net revenue	50%	61%				54%	63%
Subscription and perpetual licenses	1,530	1,505	25	2%		4,575	4,260	315	7%
% of total net revenue	41%	31%				38%	29%
Managed service hosting	317	415	(98)	(24%	)	985	1,188	(203)	(17%	)
% of total net revenue	9%	9%				8%	8%
Total net revenue	$3,696	$4,876	$(1,180)	(24%	)	$12,171	$14,675	$(2,504)	(17%	)

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement related services. In total, revenue from digital engagement services decreased $1.1 million, or 37%, to $1.8 million for the three months ended June 30, 2016 compared to $3.0 million for the three months ended June 30, 2015. The decrease in iAPPS digital engagements services is a result of a decrease in new iAPPS implementations. Digital engagement services revenue as a percentage of total revenue decreased to 50% from 61% for the three months ended June 30, 2016 compared to the prior period.  The decrease is attributable to the decreases in iAPPS and non-iAPPS digital engagement services revenue.

Revenue from iAPPS digital engagement services decreased $2.6 million, or 28% to $6.6 million for the nine months ended June 30, 2016 compared to $9.2 million for the nine months ended June 30, 2015. The decrease in iAPPS digital engagements services is a result of a decrease in new iAPPS implementations. Digital engagement services revenue as a percentage of total revenue decreased to 54% from 63% for the nine months ended June 30, 2016 compared to the prior period.  The decrease is attributable to the decreases in both iAPPS and non-iAPPS digital engagement services revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $25 thousand, or 2%, to $1.5 million for the three months ended June 30, 2016 compared to $1.5 million for the three months ended June 30, 2015.  The increase is primarily due to an increase in iAPPS SaaS subscription revenue as we launched new sites in the quarter. Subscription and perpetual license revenue as a percentage of total revenue increased to 41% for the three months ended June 30, 2016 from 31% compared to the three months ended June 30, 2015. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues.

Revenue from subscription and perpetual licenses increased $315 thousand, or 7%, to $4.6 million for the nine months ended June 30, 2016 compared to $4.3 million for the nine months ended June 30, 2015. Subscription and perpetual license revenue as a percentage of total revenue increased to 38% for the nine months ended June 30, 2016 from 29% compared to the nine months ended June 30, 2015. The increase is primarily due to an increase in iAPPS SaaS subscription revenue as we have launched several new websites through the year. The increase as a percentage of revenues is attributable to the decreases in iAPPS digital engagement services revenues.

Managed Service Hosting

Revenue from managed service hosting decreased $98 thousand, or 24%, to $317 thousand for the three months ended June 30, 2016 compared to $415 thousand for the three months ended June 30, 2015. The decrease is due to a decrease in revenue from non-iAPPS related customers from previous acquisitions. Managed services revenue as a percentage of total revenue remained flat at 9% for both periods.

Revenue from managed service hosting decreased $203 thousand, or 17%, to $985 thousand for the nine months ended June 30, 2016 compared to $1.2 million for the nine months ended June 30, 2015. The decrease is due to a decrease in revenue from non-iAPPS related customers from previous acquisitions. Managed services revenue as a percentage of total revenue remained flat at 8% for both periods.

Costs of Revenue

Total cost of revenue decreased $975 thousand to $1.7 million for the three months ended June 30, 2016 compared to $2.7 million for the three months ended June 30, 2015. The gross profit margin improved to 54% for the three months ended June 30, 2016 compared to 45% for the three months ended June 30, 2015. The decrease in costs and improvement in the gross profit margin for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is attributable to aligning labor costs with expected revenues and on our focus on reducing our facility and overhead costs.

Total cost of revenue decreased $3.0 million to $5.8 million for the nine months ended June 30, 2016 compared to $8.8 million for the nine months ended June 30, 2015. The gross profit margin improved to 53% for the nine months ended June 30, 2016 compared to 40% for the nine months ended June 30, 2015. The decrease in costs and improvement in the gross profit margin for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015 is attributable to aligning labor costs with expected revenues and on our focus on reducing our facility and overhead costs.

Cost of revenue:	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ Change	% Change		Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015	$ Change	% Change
iAPPS digital engagement costs	1,221	2,114	(893)	(42%	)	4,111	7,190	(3,079)	(43% )
% of iAPPS digital engagement services revenue	66%	72%				62%	78%
Subscription and perpetual licenses	391	473	(82)	(17%	)	1,423	1,366	57	4%
% of subscription and perpetual revenue	26%	31%				31%	32%
Managed service hosting	76	76	-	0%		232	224	8	4%
% of managed service hosting revenue	24%	18%				24%	19%
Total cost of revenue	1,688	2,663	(975)	(37%	)	5,766	8,780	(3,014)	(34% )
Gross profit	$2,008	$2,213	$(205)	(9%	)	$6,405	$5,895	$510	9%
Gross profit margin	54%	45%				53%	40%

Cost of Digital Engagement Services

Cost of digital engagement services decreased $893 thousand, or 42%, to $1.2 million for the three months ended June 30, 2016 compared to $2.1 million for the three months ended June 30, 2015. The cost of digital engagement services as a percentage of digital engagement services revenue decreased to 66% from 72% compared to the three months ended June 30, 2015.  The decreases are due to a decrease in labor in line with the decreases in revenues, as well as efforts to reduce facility costs and overhead.

Cost of digital engagement services decreased $3.1 million, or 43%, to $4.1 million for the nine months ended June 30, 2016 compared to $7.2 million for the nine months ended June 30, 2015. The cost of digital engagement services as a percentage of digital engagement services revenue decreased to 62% from 78% compared to the nine months ended June 30, 2015. The decreases are due to a decrease in labor in line with the decreases in revenues, as well as efforts to reduce facility costs and overhead.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $82 thousand, or 17%, to $391 thousand for the three months ended June 30, 2016 compared to $473 thousand for the three months ended June 30, 2015. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 26% from 31% compared to the three months ended June 30, 2015.  The decreases are due to the cessation of amortization costs related to the capitalization of software partially offset by fixed costs to support our network operations center.

Cost of subscription and perpetual licenses increased $57 thousand, or 4%, to $1.4 million for the nine months ended June 30, 2016 compared to $1.4 million for the nine months ended June 30, 2015. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 31% from 32% compared to the nine months ended June 30, 2015. The increases are due to fixed costs to support our network operations center.

Cost of Managed Service Hosting

Cost of managed service hosting remained flat for the three and nine months ended June 30, 2016 compared to the three and nine months ended June 30, 2015. The cost of managed services as a percentage of managed services revenue increased to 24% from 18% compared to the three months ended June 30, 2015 and increased to 24% from 19% for the nine months compared to the three months ended June 30, 2015. The percentage increases are attributable to maintaining a certain level of fixed costs to support the network operations center.

Operating Expenses

Operating expenses:	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ Change	% Change		Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015	$ Change	% Change
Sales and marketing	1,212	1,245	(33)	(3%	)	3,528	4,590	(1,062)	(23%	)
% of total revenue	33%	34%				29%	31%
General and administrative	1,035	980	55	6%		2,660	3,110	(450)	(14%	)
% of total revenue	28%	27%				22%	21%
Research and development	428	373	55	15%		1,145	1,442	(297)	(21%	)
% of total revenue	12%	10%				9%	10%
Depreciation and amortization	328	422	(94)	(22%	)	1,023	1,315	(292)	(22%	)
% of total revenue	9%	11%				8%	9%
Restructuring charges	16	-	16	194%		795	-	795	780%
% of total revenue	0%	0%				7%	0%
Total operating expenses	3,019	3,020	(1)	(0%	)	9,151	10,457	(1,306)	(12%	)

Sales and Marketing Expenses

Sales and marketing expenses decreased $33 thousand to $1.2 million, or 3%, for the three months ended June 30, 2016 compared to $1.2 million for the three months ended June 30, 2015 and decreased 23% to $3.5 million for the three months ended June, 2016 compared to $4.6 million for the nine months ended June 30, 2015.  Sales and marketing expenses represented 33% and 34% of total revenue for the three months ended June 30, 2016 and 2015, respectively, and 29% and 31% of total revenue for the nine months ended June 30, 2016 and 2015, respectively. The decreases for the three and nine months ended June 30, 2016 compared to the prior periods is primarily attributable to decreases in headcount and facility costs.

General and Administrative Expenses

General and administrative expenses increased $55 thousand, or 6%, to $1.1 million for the three months ended June 30, 2016 compared to $980 thousand for the three months ended June 30, 2015 and decreased $450 thousand, or 14%, to $2.7 million for the nine months ended June 30, 2016 compared to $3.1 million for the nine months ended June 30, 2015.  The increase for the three months ended June 30, 2016 compared to the three months ended June 30, 2016 is due to provisions for reserves for bad debt allowances of $186 thousand. General and administrative expenses represented 28% and 27% of total revenue for the three months ended June 30, 2016 and 2015, respectively, and 22% and 21% of total revenue for the nine months ended June 30, 2016 and 2015, respectively. The decrease in the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015 is due to decreases in headcount and facility costs and a decrease in travel related expenditures

Research and Development

Research and development expenses increased by $55 thousand, or 15%, to $428 thousand for the three months ended June 30, 2016 compared to $373 thousand for the three months ended June 30, 2015 and decreased $297 thousand, or 21% to $1.1 million for the nine months ended June 30, 2016 compared to $1.4 million for the nine months ended June 30, 2015. The increase in research and development expense for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is due to an increase in personnel costs.

Research and development expenses represented 12% and 10% of total revenue for the three months ended June 30, 2016 and 2015, respectively, and 9% and 10% of total revenue for both the nine months ended June 30, 2016 and 2015. The decrease in expense for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015 is due to overall decrease in headcount and facility costs.

Depreciation and Amortization

Depreciation and amortization expense decreased $94 thousand, or 22%, to $328 thousand for the three months ended June 30, 2016 compared to $422 thousand for the three months ended June 30, 2015. Equipment related depreciation and amortization related to leasehold improvements declined due to retirements and assets reaching their expected useful lives. Depreciation and amortization represented 9% and 11% of revenue for the three months ended June 30, 2016 and 2015.

Depreciation and amortization decreased $292 thousand, or 22%, to $1.0 million for the nine months ended June 30, 2016 compared to $1.3 million for the nine months ended June 30, 2015.  Equipment related depreciation and amortization related to leasehold improvements declined due to retirements and assets reaching their expected useful lives. Depreciation and amortization represented 8% and 9% of revenue for the nine months ended June 30, 2016 and 2015, respectively.

Restructuring Expenses

During the second half of fiscal 2015, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with current revenue expectations. The Company has renegotiated several offices leases and relocated to smaller space, while also negotiating sub-leases for the original space, as well as restructured its workforce. In the three months ended June 30, 2016, one more office lease was renegotiated. The total charged to restructuring for the three and nine months ended June 30, 2016 was $16 thousand and $795 thousand, respectively. The total liability at June 30, 2016 is $578 thousand.

Net Loss

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ Change	% Change	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015	$ Change	% Change

Loss from operations	(1,011)	(807)	(204)	25%	(2,746)	(4,562)	1,816	(40%)
Interest income (expense) net	(287)	(278)	(9)	3%	(867)	(643)	(224)	35%
Loss on inducement of convertible notes	(726)	-	(726)	100%	(726)	-	(726)	100%
Loss before income taxes	(2,024)	(1,085)	(939)	87%	(4,339)	(5,205)	866	(17%)
Provision for income taxes	8	25	(17)	(68%)	46	88	(42)	(48%)

Net loss	$(2,032)	$(1,110)	$(922)	83%	$(4,385)	$(5,293)	$908	(17%)

Non-GAAP Measure:
Adjusted EBITDA	$(575)	$(190)	$(385)	203%	$(484)	$(2,646)	$2,162	(82%)

Loss from operations

The loss from operations was ($1.0) million for three months ended June 30, 2016, compared to a loss of ($807) thousand in the prior period and a loss of ($2.7) million for the nine months ended June 30, 2016 compared to ($4.6) million for the prior year. The improvements period over period are attributable to improvements in gross margin and a decrease in overall operating expenses, as we streamlined costs in line with the expected revenues.

Loss from inducement of convertible notes

In the three and nine months ended June 30, 2016, we recognized an inducement charge of ($726) thousand on the conversion of convertible notes due to a reduction in the conversion price from $6.50 per share to $0.75 per share. We will record an additional charge of $2.7 million in the fourth quarter of fiscal 2016 related to the remainder of the conversions.

Income Taxes

The provision for income tax expense was $8 thousand and $25 thousand for the three months ended June 30, 2016 and 2015, respectively, and $46 thousand and $88 thousand for the nine months ended June 30, 2016 and 2015, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax, as well as income taxes for our subsidiary in India.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

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

The following table reconciles net loss (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,032)	$(1,110)	$(4,385)	$(5,293)
Provision for income tax	8	25	46	88
Interest expense, net	287	220	867	585
Loss on inducement of convertible notes	726	-	726	-
Amortization of intangible assets	108	141	323	447
Depreciation	169	258	608	814
Restructuring charges	16	-	795	-
Loss on disposal of fixed assets	-	58	-	58
Other amortization	68	137	328	411
Stock based compensation	75	81	208	244
Adjusted EBITDA	$(575)	$(190)	$(484)	$(2,646)

The decrease in Adjusted EBITDA for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is attributable to the decrease in gross profits. The increase in Adjusted EBITDA for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015 is primarily due to the improvement in gross profit margin and the decrease in operating expenses, as we have aligned our expenses with our expected revenues.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $1.5 million for the nine months ended June 30, 2016 compared to cash used in operating activities of $2.6 million for the nine months ended June 30, 2015. This decrease in the use of cash compared to the prior period was primarily to the adjustments for non-cash items such as amortization and depreciation for the period and the decrease in net loss for the period.

Investing Activities

Cash used in investing activities was $128 thousand for the nine months ended June 30, 2016 compared to $102 thousand for the nine months ended June 30, 2015.   In the nine months ended June 30, 2016, we capitalized $104 thousand of costs related to iAPPS software development.

Financing Activities

Cash provided by financing activities was $1.5 million for the nine months ended June 30, 2016 compared to $2.1 million for the nine months ended June 30, 2015.  Cash provided by financing activities for the nine months ended June 30, 2016 is primarily attributable to a sale of 680,000 shares of common stock in October 2015, which raised a net $669 thousand in funds, and the sale and conversion of $2 million of term notes in May and June 2016, which netted proceeds of $1.6 million. Also, during the nine months ended June 30, 2016, we received $1 million in term notes from Michael Taglich, Robert Taglich and Roger Kahn for term notes with maturity dates of March 2017, and a short term loan from BridgeBank of $500 thousand. Offsetting these proceeds, were net borrowings/payments of $963 thousand on the BridgeBank line of credit, $750 thousand on a short term loan from BridgeBank, and contingent acquisition payments of $317 thousand.

Capital Resources and Liquidity Outlook

We have made several measures intended to improve the financial viability of the Company. Beginning in the second half of fiscal 2015, we initiated a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses. The restructuring plan has continued through June 2016, with a total of $795 charged to restructuring expense in the nine months ended June 30, 2016.

In conjunction with the cost reductions, on April 29, 2016, the shareholders of the Company approved several proposals for the issuance of shares of the Company’s common stock for purposes of converting outstanding debt to equity. In the quarter ended June 30, 2016, we converted $3.8 million of term notes and convertible notes to 5 million shares of common stock. The remaining convertible note debt of $2.4 million was converted into common stock as of August 1, 2016. We were also able to raise another $1.6 million in net proceeds from the sale of $2 million in Term Notes during the months of May and June 2016, which immediately converted to common stock of 2.7 million shares. Lastly, we raised $1.5 million in a private equity offering in July 2016.

We also negotiated a new credit facility with Heritage Bank of Commerce (“Heritage Loan”) in June 2016 to replace the BridgeBank facility, as the maturity date of the BridgeBank loan was March 31, 2017. The terms of the Heritage Loan has a more favorable interest rate of 5.25% compared to an interest rate of 8.25% charged by BridgeBank. The maturity date of the Heritage Loan will be twenty four months maturing in June 2018.

We believe that cash generated from operations, the sale of common stock, the debt restructuring, and expense reductions will be sufficient to fund the Company’s working capital and capital expenditure needs in the foreseeable future. Management plans to contain operating expenses and remain fiscally responsible, however, there can be no assurances that these financial measures will be sufficient enough to compensate for any shortfalls in revenues.  In addition, in order to sustain operations and cash flows, the Company must be successful in closing the new bank credit line, as well as, convert a significant portion of the convertible debt holders to equity. If the Company is not successful with its debt restructuring plan then it will not have sufficient cash flows to meet operations and it will have to renegotiate outstanding debt lines or negotiate new debt instruments in order to meet cash flow expectations. There are no assurances that existing debt holders will be willing or able to renegotiate new terms or that new debt instruments will be available.  Such potential adverse events could create substantial doubts about our ability to fund operations and interrupt our normal course of business.

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

Commitments and Contingencies

As of June 30, 2016, we had an accrued contingent earnout liability of $151 thousand from acquisitions completed in prior fiscal years, which are scheduled to be paid out through fiscal 2016. Contingent earnout payments related to acquisitions are paid when and if certain revenue and earnings targets are achieved.

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

Accounting for Stock-Based Compensation

At June 30, 2016, we maintained one stock-based compensation plan and one employee stock purchase plan which are more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 24, 2015. There are no employees enrolled in the employee stock purchase plan as of June 30, 2016 and this plan was terminated in April 2016.

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

As of June 30, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following summarizes all sales of our unregistered securities during the quarter ended June 30, 2016. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Common Stock

On May 11, 2016 and June 10, 2016, the Company issued 2,666,685 shares of common stock upon conversion of term notes totaling $2 million in a private placement. Net proceeds to the Company after offering expenses were approximately $1.6 million. The term notes automatically converted into shares of common stock at a conversion price of $0.75 per share. There are no plans to register the common stock issued in this offering, however in the event the Company does register other common stock, the Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

On May 17, 2016, each of Michael Taglich, Robert Taglich, and Roger Kahn, holders of outstanding term notes, converted all outstanding principal and accrued but unpaid interest due under such outstanding term notes into shares of Common Stock of the Company at a conversion price of $0.75 per share. In connection with the conversion, a total of 4,338,822 shares of common stock were issued. There are no plans to register the common stock issued in this offering, however in the event the Company does register other common stock, the Company agreed to provide piggyback registration rights with respect to the shares of common stock sold in the offering and underlying the warrants.

On June 24, 2016, a total of $570,000 subordinated Convertible Notes were converted to 760,004 shares of common stock.

Item 5.	Other Information

Bank Loan Agreement

On June 9, 2016, the Company executed a new Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Agreement” or “Loan Agreement”). The Heritage Agreement has a term of 24 months and will expire on June 9, 2018. The Heritage Agreement provides for up to $3 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $3 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time.  Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, currently (5.25%). The Company will pay an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the second year.  Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company will be required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric.

On August 15, 2016, the Company executed an amendment to the Heritage Agreement. The amendment includes a decrease in the revolving line of credit to $2.5 million, a minimum cash requirement of $500 thousand in its account at Heritage, and a revision for the Adjusted EBITDA metric for the quarter ended September 30, 2016. The amendment also included a waiver for the Adjusted EBITDA covenant that was not achieved for the quarter ended June 30, 2016.

The foregoing description of the Notes does not purport to be complete and is qualified in its entirety by reference to the full text of such documents, copies of which are filed as exhibits to this Report on Form 10-Q.

Item 6.	Exhibits.

Exhibit No.	Description of Document

10.1	First Amendment to Employment Agreement, Roger “Ari” Kahn, dated May 10, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2016)

10.2	Note Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated May 11, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2016)

10.3	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 17, 2016)

10.4	Form of Common Stock Purchase Warrant issued to placement agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 17, 2016)

10.5	Amendment #2 to Promissory Notes between Bridgeline Digital, Inc and Michael Taglich, dated May 17, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2016)

10.6	Amendment #2 to Promissory Notes between Bridgeline Digital, Inc and Robert Taglich, dated May 17, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2016)

10.7	Amendment #2 to Promissory Notes between Bridgeline Digital, Inc and Roger Kahn, dated May 17, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 23, 2016)

10.8	Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated June 9, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2016)

10.9	Unconditional Gurantee entered into by Michael N. Taglich in favor of Heritage Bank of Commerce, dated June 9, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 15, 2016)

10.10	Placement Agreement between Bridgeline Digital, Inc and Taglich Brothers, Inc dated March 31, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 15, 2016)

10.11	Amendment #2 to 10% Secured Subordinated Convertible Notes between Bridgeline Digital, Inc. and the holders of the 10% Secured Subordinated Convertible Notes, dated June 17, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2016)

10.12	First Amendment to the Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated August 15, 2016

3.1(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(ii) to our Registration Statement on Form S-B2, File No. 333-139298)

3.1(ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 19,2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 24, 2010)

3.1(iii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2015)

3.1(iv)	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014)

3.1(v)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on February 17, 2015)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

August 15, 2016	/s/ Roger Kahn
Date	Roger Kahn
President and Chief Executive Officer
(Principal Executive Officer)

August 15, 2016	/s/ Michael Prinn
Date	Michael Prinn
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

10.12	First Amendment to the Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated August 15, 2016

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.