Form 10-K
period 2016-09-30
Bridgeline Digital, Inc.
filed 2016-12-19
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,128,871 based on the closing price of $0.84 of the issuer’s common stock, par value $.001 per share, as reported by the NASDAQ Stock Market on March 31, 2016.

On December 12, 2016, there were 20,783,747 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2016 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended September 30, 2016, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I

Item 1.   Business.

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers maximize the performance of their full digital experience from websites and intranets to online stores. Bridgeline’s iAPPS® platform deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to help marketers deliver digital experiences that attract, engage and convert their customers across all channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. Our iAPPSds (“distributed subscription”), is a platform that empowers large franchise and multi-unit organizations with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee.

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

The iAPPS Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In 2016, CIO Review selected iAPPS as one of the 20 Most Promising Digital Marketing Solution Providers. This followed accolades from the SIIA (Software and Information Industry Association), which recognized iAPPS Content Manager with the 2015 SIIA CODiE Award for Best Web Content Management Platform. Also in 2015, EContent magazine named iAPPS Digital Engagement Platform to its Trendsetting Products list. The list of 75 products and platforms was compiled by EContent’s editorial staff, and selections were based on each offering’s uniqueness and importance to digital publishing, media, and marketing. We were also recognized in 2015 as a strong performer by Forrester Research, Inc in its independence report, “The Forrester Wave ™: Through-Channel Marketing Automation Platforms, Q3 2015.” In recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

Products and Services

Products

iAPPS Platform

Subscription and Perpetual Licenses

iAPPS is available as either a SaaS or perpetual license and is reported as subscription and perpetual licenses in the accompanying consolidated financial statements.

The iAPPS platform provides a unified common set of shared software modules that are critical to today’s mission critical websites, on-line stores, intranets, extranets, and portals. The iAPPS platform empowers companies and developers to create websites, web applications and online stores with advanced business logic, state-of-the-art graphical user interfaces, and improved quality.

The iAPPS platform is a Web Engagement Management (WEM) platform that unifies Content Management, eCommerce, eMarketing, and Analytic capabilities deep within the websites, intranets or online stores in which they reside, enabling customers to enhance and optimize the value of their web properties and better engage their website users. The iAPPS platform significantly enhances WEM and Customer Experience Management (CXM) capabilities.

The iAPPSds platform was built specifically to support the needs of multi-unit organizations and franchises. Bridgeline's cloud-based platform allows companies to execute local marketing plans, follow SEO best practices, drive eCommerce initiatives, and measure results with actionable analytics.

The iAPPS suite of products includes:

●

iAPPS Experience Manager is a marketing automation engine and content management system in one – delivering the digital experiences consumers demand. Centered on robust audience segmentation and list management, the tool allows marketers to easily create personalized customer journeys. Each iAPPS implementation incorporates a set of flexible templates and modules to get you started quickly in building your full digital experience with iAPPS Pro. From there, you can opt to further customize these templates and incorporate any necessary custom application integrations with iAPPS Enterprise to meet an organizations unique business needs.

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

●

iAPPS Marketier is a powerful online marketing management solution that helps marketers drive more qualified traffic to their sites through personalized and highly targeted marketing automation flows. Marketier's powerful feature set includes end-to-end campaign administration - from drag-and-drop landing pages with our flexible form builder to behavior-based drip email campaigns, add-on dynamic contact and distribution list management, event-based response marketing, wizard-driven email campaign creation, as well as built-in goal tracking tools to measure campaign effectiveness and ROI.

●

iAPPS Analyzer provides the ability to manage, measure and optimize web properties by recording detailed events and subsequently mine data within a web application for statistical analysis. Our customers have access to information regarding where their visitors are coming from, what content and products their viewers are most interested in, and how they navigate through a particular web application. Through user-definable web reports, iAPPS Analytics provides deep insight into areas like visitor usage, content access, age of content, actions taken, event triggers, and reports on both client and server-side events. iAPPS Analyzer’s smart recommendation engine uses this data and identifies actionable solutions enabling our customers to optimize site content and reach their digital campaign goals. There are over 20 standard web reports that come with iAPPS Analyzer. iAPPS Analyzer is uniquely integrated and unified with iAPPS Content Manager, iAPPS Commerce, and iAPPS Marketier; providing our customers with precise information, accurate results, expansion options, and stronger user adoption.

●

iAPPS Social is a social media management solution that empowers customers to easily set up customized watch lists tailored by social network, topic, or author to monitor relevant conversations happening on social media, popular websites and blogs. Customers can also prioritize and engage in conversations across the web and leverage the power of publishing content to department, dealer, franchise or other social media accounts.

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

A large number of our customers engage Bridgeline to host and manage the mission critical web sites and web stores we develop. Through our partnership with a Tier 1 secured data center, we offer co-location services in state-of-the-art facilities. We provide 24/7 application monitoring, emergency response, version control of application control, load balancing, managed firewall security and virus protection services, and secure UDS environments. We provide shared hosting, dedicated hosting, and SaaS hosting for our customers.

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

Bridgeline also employs a direct sales force to sell iAPPSds engagements to franchises and multi-unit organizations. Each sale in the iAPPSds vertical market takes on average approximately one year to complete.

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

Also in 2012, Bridgeline signed a multi-year agreement with The UPS Stores, a national franchise network of over 4,500 locations who license the iAPPSds platform.

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

Acquisitions

There were no acquisitions during the fiscal years ended September 30, 2016 and 2015.

Research and Development

We have a strong commitment to research and development activities focusing on creating new products and innovations, product enhancements, and funding future market opportunities. In fiscal 2016 and 2015, research and development expenses were $1.6 million, or 10% of revenues, and $1.9 million, or 10% of revenues, respectively.

Employees

We have 79 employees worldwide as of September 30, 2016. Substantially all of those employees are full time employees.

Customers

We primarily serve the following vertical markets that we believe have a history of investing in information technology enhancements and initiatives as follows:

●	Financial Services
●	Franchises/Multi-unit Organizations
●	Retail Brand Names
●	Health Services and Life Sciences
●	Technology (software and hardware)
●	Credit Unions and Regional Banks
●	Associations and Foundations

For the year ended September 30, 2016, one customer generated 10.2% of our revenue. For the year ended September 30, 2015, no customer generated more than 10% of our revenue.

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

●

We believe the majority of our competitors do not provide interactive technology development services that complement their software products. Our ability to develop mission critical web sites and online stores on our own deeply integrated iAPPS platform provides a quality end-to-end solution that distinguishes us from our competitors.

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

We anticipate that continued expansion of our core business will require us to address potential market opportunities. For example, we may need to expand the size of our research and development, sales, corporate finance or operations staff. There can be no assurance that our infrastructure will be sufficiently flexible and adaptable to manage our projected growth or that we will have sufficient resources, human or otherwise, to sustain such growth. If we are unable to adequately address these additional demands on our resources, our profitability and growth might suffer. Also, if we continue to expand our operations, management might not be effective in expanding our physical facilities and our systems, and our procedures or controls might not be adequate to support such expansion. Our inability to manage our growth could harm our business and decrease our revenues.

We may also require additional funding to further expand our operations. We currently have a borrowing facility with Heritage Bank from which we can borrow, and this line is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future. We also depend on other sources of financing and this may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Our customers have no obligation to renew their subscription licenses, and some customers have elected not to do so. Our license renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market, or constraints or changes in budget priorities faced by our customers. A decline in license renewal rates could cause our revenue to decline which would have a material adverse effect on our operations.

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

The web development/services market is highly fragmented with a large number of competitors and potential competitors. Our prominent public company competitors are Big Commerce, Demandware, Episerver, Hubspot and Sitecore. We face competition from customers and potential customers who develop their own applications internally. We also face competition from potential competitors that are substantially larger than we are and who have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

There may be a limited market for our common stock which may make it more difficult for you to sell your stock and which may reduce the market price of our common stock.

The average shares traded per day in fiscal 2016 was approximately 188,400 shares per day compared to approximately 15,000 for fiscal 2015 and 20,000 for fiscal 2014. Our average trading volume of our common stock can be very sporadic and may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. A low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve either now or in the future.

The market price of our common stock is volatile which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this annual report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. During fiscal 2016, the closing price of our common stock as reported by NASDAQ fluctuated between $.62 and $1.55.

We will not be able to maintain our listing on the NASDAQ Capital Market if we are unable to satisfy NASDAQ’s minimum bid price requirements of $1.00 per share.

We are currently not in compliance with the requirements for listing on the NASDAQ Capital Market. We are required to meet certain financial criteria in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. Because our stock traded below $1.00 per share for 30 consecutive business days, on August 19, 2016, The Nasdaq Stock Market (“Nasdaq”) notified us that we were not in compliance with Marketplace Rule 5550(a)(2). We were provided 180 calendar days, or until February 15, 2017, to regain compliance with the minimum closing bid price requirement.

If we are unable to demonstrate compliance by February 15, 2017 then our shares of common stock will be subject to delisting. At that point, the Nasdaq staff will determine whether we meet the NASDAQ Capital Market initial listing criteria, except for the minimum bid price requirement. If NASDAQ determines that we meet the initial listing criteria, the NASDAQ staff will grant us an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the NASDAQ staff will provide written notice that our securities will be delisted from the NASDAQ Capital Market.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer, and we could face product liability exposure.

We develop and sell complex web engagement software which may contain undetected errors or bugs. Such errors can be detected at any point in a product’s life cycle, but are frequently found after introduction of new software or enhancements to existing software. We continually introduce new products and new versions of our products. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects. If we detect any errors before we ship a product, we might have to delay product shipment for an extended period of time while we address the problem. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Therefore, it is possible that, despite our testing, errors may occur in our software. These errors could result in the following:

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

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for such products, thus decreasing our revenue. We rely on a combination of copyright, trademark and trade secret laws, as well as licensing agreements, third-party non-disclosure agreements and other contractual measures to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our products. Our competitors may independently develop technologies that are substantially similar or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The protective mechanisms we include in our products may not be sufficient to prevent unauthorized copying. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop similar products. In addition, the laws of some countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as do the laws of the United States.

Policing unauthorized use of our products is difficult and litigation could become necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business or financial condition.

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

Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including but not limited to patents, are applied to software products. Although we do not believe that our products infringe on the rights of third parties, a third party may assert that our technology or technologies of entities we acquire violates its intellectual property rights. As the number of software products in our markets increases and the functionality of these products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

●	be expensive and time consuming to defend;
●	result in negative publicity;
●	force us to stop licensing our products that incorporate the challenged intellectual property;
●	require us to redesign our products;
●	divert management’s attention and our other resources; and/or
●	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

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

We are dependent upon our management team and the loss of any of these individuals could harm our business.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2.   Properties.

The following table lists our offices, all of which are leased:

Geographic Location	Address	Size
Bangalore, India	Bagmane Tech Park Bangalore 560 093	2,617 square feet professional office space
Boston, Massachusetts	80 Blanchard Road Burlington, Massachusetts 01803	21,136 square feet, professional office space
Chicago, Illinois	30 N. LaSalle Street, 20th Floor Chicago, IL 60602	4,880 square feet, professional office space
Denver, Colorado	1600 Broadway, Suite 1600 Denver, CO 80202	702 square feet, professional office space
San Luis Obispo, California	3450 Broad Street San Luis Obispo, CA 93401	1,089 square feet professional office space
Tampa, Florida	5321 Primrose Lake Circle Tampa, FL 33647	2,380 square feet professional office space

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

Year Ended September 30, 2016	High	Low

Fourth Quarter	$1.09	$0.76
Third Quarter	$1.55	$0.73
Second Quarter	$1.06	$0.62
First Quarter	$1.33	$1.06

Year Ended September 30, 2015	High	Low

Fourth Quarter	$1.81	$1.15
Third Quarter	$2.35	$1.61
Second Quarter	$2.65	$2.25
First Quarter	$3.80	$2.23

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our common shareholders in the near future. During fiscal 2016 and 2015, we did issue stock dividends to holders of our Series A preferred stock. As of December 12, 2016, our common stock was held of record by approximately 700 shareholders. Most of the Company’s stock is held in street name through one or more nominees.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following summarizes all sales of our unregistered securities during the year ended September 30, 2016 for which more information is disclosed on our Form 8-Ks. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

(1)

In October 2015, the Company sold 680,000 shares of common stock at $1.00 per share for gross proceeds of $680,000 in a private placement. Net proceeds to the Company after offering expenses were approximately $669,000.

(2)	In February 2016, the Company issued 107,692 shares of restricted common stock at $0.91 to four members of its Board of Directors in lieu of cash payments for their services as board members.
(3)

In May 2016, the Company issued 1,806,680 shares of common stock for net proceeds of $1.2 million for the first closing in connection with the conversion of term notes issued to accredited investors, as approved by the shareholders on April 29, 2016. In June 2016, the Company issued an additional 860,005 shares of common stock for net proceeds of $400,000 for the second closing in connection with the conversion of these term notes.

(4)

In May 2016, each of Michael Taglich, Robert Taglich, and Roger Kahn, holders of outstanding term notes, converted all outstanding principal and accrued but unpaid interest due under such outstanding term notes into shares of Common Stock of the Company at a conversion price of $0.75 per share. In connection with the conversion, a total of 4,338,822 shares of common stock were issued.

(5)

In July 2016, the Company sold 2,200,000 shares of common stock at $0.75 per share for gross proceeds of $1.7 million in a private placement. Net proceeds to the Company after offering expenses were approximately $1.5 million.

(6)

During the year ended September 30, 2016, the Company granted 1,688,789 stock options at a weighted average exercise price of $0.84 per share under its two plans: the Amended and Restated Stock Incentive Plan and The 2016 Plan.

(7)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the ability to maintain our listing on the NASDAQ Capital Market, the volatility of the market price of our common stock, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls. These and other risks are more fully described herein and in our other filings with the Securities and Exchange Commission.

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

The iAPPS Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In 2016, CIO Review selected iAPPS as one of the 20 Most Promising Digital Marketing Solution Providers. This followed accolades from the SIIA (Software and Information Industry Association) which recognized iAPPS Content Manager with the 2015 SIIA CODiE Award for Best Web Content Management Platform. Also in 2015, EContent magazine named iAPPS Digital Engagement Platform to its Trendsetting Products list. The list of 75 products and platforms was compiled by EContent’s editorial staff, and selections were based on each offering’s uniqueness and importance to digital publishing, media, and marketing. We were also recognized in 2015 as a strong performer by Forrester Research, Inc in its independence report, “The Forrester Wave ™: Through-Channel Marketing Automation Platforms, Q3 2015.” In recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

Sales and Marketing

Bridgeline employs a direct sales force and each sale takes on average 2-6 months to complete. Each franchise/multi-unit organization sale takes on average one year to complete. Our direct sales force focuses its efforts selling to medium-sized and large companies. These companies are generally categorized in the following vertical markets: (i) financial services; (ii) franchises/multi-unit organizations; (iii) retail brand names; (iv) health services and life sciences; (v) technology (software and hardware); (vi) credit unions and regional banks and (vii) associations and foundations. We have five sales geographic locations in the United States.

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

Customer Information

We currently have over 3,000 active customers. For the year ended September 30, 2016, one customer represented 10.2% of the Company’s total revenue. For the year ended September 30, 2015, there were no customers representing 10% or more of the Company’s total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2016 (“fiscal 2016”) decreased to $15.9 million from $19.2 million for the fiscal year ended September 30, 2015 (“fiscal 2015”). Loss from operations for fiscal 2016 was ($3.5) million compared with loss from operations of ($16.1) million for fiscal 2015. We had a net loss for fiscal 2016 of ($7.8) million compared with a net loss of ($16.8) million for fiscal 2015. In fiscal 2016, we converted $3.0 million of secured subordinated debt to equity, which resulted in a non-cash inducement charge of $3.4 million. In fiscal 2015, we recorded a goodwill impairment charge of $10.5 million, which comprised the majority of the loss in fiscal 2015. This was also a non-cash charge to operations. Loss per share attributable to common shareholders for fiscal 2016 was ($0.84) compared with loss per share attributable to common shareholders of ($3.88) for fiscal 2015.

Highlights of Fiscal 2016

●	Subscription and perpetual license revenue increased 5% to $6.1 million for fiscal 2016.

●	Licenses and Managed Hosting comprised 46% of revenue in fiscal 2016 compared to 38% in fiscal 2015

●	Cost of revenue decreased $3.8 million reflecting our commitment to align costs to revenue expectations.

●	Gross Margin improved to 54% in fiscal 2016 compared to 43% in fiscal 2015.

●	Excluding the goodwill impairment charge in fiscal 2015, operating expenses decreased $1.6 million also reflecting our cost control initiatives.

●	We significantly reduced our debt. We reduced our convertible debt and term notes from $6 million to zero by converting all debt to equity.

●	In 2016, CIO Review selected iAPPS as one of the 20 Most Promising Digital Marketing Solution Providers.

RESULTS OF OPERATIONS	Year Ended September 30,
			$	%
(dollars in thousands)	2016	2015	Change	Change

Revenue
Digital engagement services
iAPPS digital engagement services	$8,520	$11,903	$(3,383)	(28%	)
% of total revenue	54%	62%
Subscription and perpetual licenses	6,084	5,792	292	5%
% of total revenue	38%	30%
Managed service hosting	1,291	1,529	(238)	(16%	)
% of total revenue	8%	8%
Total revenue	15,895	19,224	(3,329)	(17%	)

Cost of revenue

Digital engagement services
iAPPS digital engagement cost	5,143	8,738	(3,595)	(41%	)
% of iAPPS digital engagement revenue	60%	73%
Subscription and perpetual licenses	1,835	1,994	(159)	(8%	)
% of subscription and perpetual licenses revenue	30%	34%
Managed service hosting	304	307	(3)	(1%	)
% of managed service hosting	24%	20%
Total cost of revenue	7,282	11,039	(3,757)	(34%	)
Gross profit	8,613	8,185	428	5%
Gross profit margin	54%	43%

Operating expenses
Sales and marketing	4,934	5,760	(826)	(14%	)
% of total revenue	31%	30%
General and administrative	3,456	3,935	(479)	(12%	)
% of total revenue	22%	20%
Research and development	1,578	1,901	(323)	(17%	)
% of total revenue	10%	10%
Depreciation and amortization	1,309	1,695	(386)	(23%	)
% of total revenue	8%	9%
Goodwill impairment	-	10,500	(10,500)	(100%	)
% of total revenue	0%	55%
Restructuring expenses	879	496	383	77%
% of total revenue	6%	3%
Total operating expenses	12,156	24,287	(12,131)	(50%	)
% of total revenue	76%	126%

Loss from operations	(3,543)	(16,102)	12,559	(78%	)
Interest expense, net	(914)	(892)	(22)	2%
Loss on inducement of debt (convertible notes)	(3,414)	-	(3,414)	100%
Loss before income taxes	(7,871)	(16,994)	9,123	(54%	)
Benefit for income taxes	(47)	(226)	179	(79%	)
Net loss	$(7,824)	$(16,768)	$8,944	(53%	)

Non-GAAP Measure
Adjusted EBITDA	$(785)	$(2,624)	$1,839	(70%	)

Revenue

Total revenue for the fiscal year ended September 30, 2016 decreased $3.3 million, or 17%, to $15.9 million from $19.2 million in fiscal 2015. Our revenue is derived from three sources: (i) digital engagement services; (ii) subscription and perpetual licenses; and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement services and other digital engagement services generated from non-iAPPS related engagements. Total revenue from digital engagement services decreased $3.4 million, or 28% to $8.5 million in fiscal 2016 from $11.9 million in fiscal 2015. The decrease in digital engagement services revenue for fiscal 2016 compared to the prior period is due primarily to a decrease in larger value iAPPS engagements.

Digital engagement services revenue as a percentage of total revenue decreased to 54% in fiscal 2016 from 62% in fiscal 2015. The decrease is attributable to the decrease in the number of iAPPS license related engagements and lower margin iAPPSds engagements. The Company has also been focused on selling iAPPS engagements that have a smaller services component which results in a shorter sales cycle and a shorter implementation cycle. This has strategically decreased the percentage of service revenue compared to total revenue and increased the percentage of license revenue to total revenue.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $292 thousand, or 5% to $6.1 million in fiscal 2016 from $5.8 million in fiscal 2015. Subscription and perpetual license revenue as a percentage of total revenue increased to 38% in fiscal 2016 from 30% in fiscal 2015. The increases are due primarily to a higher concentration of iAPPS subscription license revenues and a decrease in perpetual licenses.

Managed Service Hosting

Revenue from managed service hosting decreased $238 thousand, or 16%, to $1.3 million in fiscal 2016 from $1.5 million in fiscal 2015. The decreases are due to the non-renewal of engagements with smaller hosting customers obtained through previous acquisitions combined with a majority of our new engagements that are SaaS engagements and do not have a separate managed hosting component. Managed services revenue as a percentage of total revenue remained constant at 8% for both fiscal 2016 and fiscal 2015.

The decreases are due to most of our new engagements being subscription licenses (SaaS) rather than perpetual licenses, which typically require hosting.

Cost of Revenue

Total cost of revenue for the fiscal year ended September 30, 2016 decreased $3.8 million, or 34%, to $7.3 million from $11.0 million in fiscal 2015.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $3.6 million, or 41%, compared to fiscal 2015. The cost of total digital engagement services as a percentage of total digital engagement services revenue decreased to 60% in fiscal 2016 from 73% in fiscal 2015. The decreases are attributable to aligning labor costs with expected revenues and the focus on reducing our facility and overhead costs.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $159 thousand or 8% to $1.8 million in fiscal 2016 compared to $2.0 million in fiscal 2015. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 30% in fiscal 2016 from 34% in fiscal 2015. The decreases are due to the cessation of amortization costs related to the capitalization of software partially offset by fixed costs to support our network operations center.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $3 thousand or 1% in fiscal 2016 to $304 thousand compared to $307 thousand in fiscal 2015. The cost of managed services as a percentage of managed services revenue increased to 24% in fiscal 2016 from 20% in fiscal 2015. The percentage increase is attributable to maintaining a certain level of fixed costs to support the network operations center.

Gross Profit

Gross profit increased $428 thousand, or 5% in fiscal 2016 to $8.6 million compared to $8.2 million in fiscal 2015. The increase is primarily attributable to the increase in iAPPS SaaS licenses revenue. The increase is related to a higher percentage of our revenue coming from license and managed service hosting, as well as the result of a number of improvements we have made with our facilities and services organization.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $826 thousand, or 14% to $4.9 million in fiscal 2016 from $5.8 million in fiscal 2015. The decrease is primarily attributable to decreases in headcount and facility costs and travel related expenditures, partially offset by increases in marketing expenses.  Sales and marketing expense as a percentage of total revenue increased to 31% in fiscal 2016 compared to 30% in fiscal 2015. The increase as a percentage of total revenue is attributable to the decrease in overall revenue.

General and Administrative Expenses

General and administrative expenses decreased $479 thousand, or 12% to $3.5 million in fiscal 2016 from $3.9 million in fiscal 2015. The decrease is attributable to decreases in compensation related expenses and legal expenses. General and administrative expense as a percentage of revenue increased to 22% in fiscal 2016 compared to 20% in fiscal 2015. The increase as a percentage of revenue is attributable to the decrease in revenues.

Research and Development

Research and development expense decreased by $323 thousand, or 17% to $1.6 million in fiscal 2016 from $1.9 million in fiscal 2015. The decrease in fiscal 2016 compared to fiscal 2015 is attributable to a decrease in compensation related costs. In order to compensate for headcount reduction in services, employees from our development group assisted the delivery team to maintain certain production schedules and their costs were charged to cost of digital engagement services. Research and development expense as a percentage of total revenue was 10% for both periods.

Depreciation and Amortization

Depreciation and amortization expense decreased by $386 thousand, or 23% to $1.3 million in fiscal 2016 from $1.7 million in fiscal 2015. This decrease is primarily attributable to retirement of fixed assets in relation to a reduction of office space during fiscal 2016 and a reduction in capital expenditure purchases in fiscal 2016. Depreciation and amortization as a percentage of total revenue decreased to 8% in fiscal 2016 from 9% in fiscal 2015.

Goodwill Impairment

We performed our annual assessment of goodwill for both fiscal 2016 and fiscal 2015. We concluded that there was no impairment loss for 2016. In 2015, we concluded that it was more likely than not that the fair values of our reporting unit were less than their carrying amounts and that there should be an impairment loss. We determined that the most appropriate approach to use to determine the fair value of the reporting unit was the discounted cash flow method. A comparison to the implied fair value of goodwill to its carrying value resulted in an impairment charge of $10.5 million for fiscal 2015.

Restructuring Expenses

During the second half of fiscal 2015 and through fiscal 2016, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with the expected decrease in revenues. The Company renegotiated several office leases. We entered in into sub-leases for the original space and moved to new less expensive leases or vacated the office space entirely. In addition, the Company executed a general work-force reduction in fiscal 2015 and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. These estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the consolidated statement of operations.

In total, a charge of $879 and $496 was recorded to restructuring expenses for fiscal 2016 and fiscal 2015 in the consolidated statement of operations for the total lease expenses less sub-lease rental income, other miscellaneous lease termination costs, loss on disposal of fixed assets, and costs for severance and termination benefits.

Loss from Operations

The loss from operations was ($3.5) million for fiscal 2016 compared to a loss from operations of ($16.1) million for fiscal 2015. The decrease in iAPPS related digital engagement services revenue in fiscal 2016 was partially offset by the reduction in cost of revenue and operating expenses.

Provision for Income Taxes

We recorded a net benefit for income tax expense of $47 thousand for fiscal 2016 compared to a net benefit for income tax of $226 thousand for fiscal 2015. The benefit in 2015 was primarily attributable to the elimination of a naked tax credit related to deductible goodwill from previous acquisitions that was eliminated upon recording a $10.5 million goodwill impairment charge. Income tax expense represents the estimated liability for Federal, state and foreign income taxes owed by the Company, including the alternative minimum tax. The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets at September 30, 2016 and 2015.

The Federal net operating loss (NOL) carryforward of approximately $26.0 million as of September 30, 2016 expires on various dates through 2036. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

Adjusted EBITDA

We also measure our performance based on a non-GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation, and amortization and before inducement of debt charges, stock-based compensation expense, impairment of goodwill and intangible assets, and restructuring charges (“Adjusted EBITDA”).

We believe this non-GAAP financial measure of Adjusted EBITDA is useful to management and investors in evaluating our operating performance for the periods presented and provides a tool for evaluating our ongoing operations. Adjusted EBITDA, however, is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, loss on inducement of debt, amortization of intangibles, depreciation, goodwill impairment, restructuring charges, other amortization and stock-based compensation, and therefore does not represent an accurate measure of profitability. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for a complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The following table reconciles net loss (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

	Year Ended September 30,
	2016	2015
Net loss	$(7,824)	$(16,768)
Benefit for income taxes	(47)	(226)
Interest expense, net	914	892
Amortization of intangible assets	480	554
Depreciation	707	1,065
EBITDA	(5,770)	(14,483)
Loss on inducement of debt (convertible notes)	3,414	-
Goodwill impairment	-	10,500
Restructuring expenses	879	496
Other amortization	372	549
Stock-based compensation	320	314
Adjusted EBITDA	$(785)	$(2,624)

Adjusted EBITDA was ($785) thousand for fiscal 2016 compared with ($2.6) million for fiscal 2015. This was primarily due to the improvement in gross margin along with our focus on reducing our expenses.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $2.7 million for fiscal 2016, compared to cash used in operating activities of $2.8 million for fiscal 2015.  Although the net loss was reduced in fiscal 2016, we used funds to pay down accounts payable.

Investing Activities

Cash used in investing activities was $165 thousand for fiscal 2016 compared with $187 thousand for fiscal 2015. The decrease was primarily due to less purchases of capital equipment and software in fiscal 2016 than fiscal 2015.

Financing Activities

Cash provided by financing activities was $3.2 million for fiscal 2016 compared with $2.1 million for fiscal 2015. The increase was due to proceeds from the sale of common stock of $3.7 million and $1 million in term notes from a shareholder offset by payments made on bank term loans, our bank line of credit and contingent acquisition payments. At September 30, 2016, we had an outstanding balance under our credit line with Heritage Bank of $2.1 million.

Capital Resources and Liquidity Outlook

In June 2016, the Company entered into a new Loan and Security Agreement with Heritage Bank of Commerce (“Loan Agreement”). The Loan Agreement has a term of 24 months and will expire on June 9, 2018. The Loan Agreement currently provides for $2.5 million of revolving credit advances and may be used for acquisitions and working capital purposes. The credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity. As of September 30, 2016, the Company had an outstanding balance under the Loan Agreement of $2.1 million.

In November 2016, we entered into Securities Purchase Agreements with certain institutional and accredited investors to sell an aggregate total of 2,135,362 shares of our common stock for $0.48 per share (“November Private Placement”).  In total, we received net proceeds of $987 thousand. The proceeds will be used to fund current and future operations.

We believe that the proceeds from the November Private Placement, cash generated from operations, and borrowing capacity from the Heritage Bank line of credit will be sufficient to fund our working capital and capital expenditure needs in the foreseeable future. However, we currently have a borrowing facility with Heritage Bank from which we can borrow, and this line is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Contractual Obligations

We lease our facilities in the United States and India.  Other contractual obligations include: (i) certain equipment acquired under capitalized lease agreements and (ii) contingent earnouts in the amount of $75 thousand payable in cash on the achievement of revenue and earnings targets. We have no future commitments that extend past fiscal 2020.

The following summarizes our contractual obligations:

(in thousands)	For the Year Ended September 30,
Payment obligations by year	FY17	FY18	FY19	FY20	Total
Line of credit	$-	$2,115	$-	$-	$2,115
Capital Leases	45	-	-	-	45
Operating Leases (a)	564	474	178	64	1,280
Contingent acquisition payments (b)	75	-	-	-	75
	$684	$2,589	$178	$64	$3,515

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

Customers may also license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”.  SaaS is a model of software deployment where an application is hosted as a service provided to customers across the Internet.  Subscription agreements include access to the Company’s software application via an internet connection, the related hosting of the application, and PCS.  Customers receive automatic updates and upgrades, and new releases of the products as soon as they become available. Customers cannot take possession of the software.  Subscription agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party upon 90 days’ notice.  Revenue is recognized monthly as the services are delivered.  Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the life of subscription period or the expected lives of customer relationships. The Company continues to evaluate the length of the amortization period of the set up fees as it gains more experience with customer contract renewals.

Managed Service Hosting

Managed service hosting includes hosting arrangements that provide for the use of certain hardware and infrastructure for those customers who do not wish to host our applications independently.  Hosting agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party generally upon 30-days’ notice.  Revenue is recognized monthly as the hosting services are delivered.   Set up fees paid by customers in connection with managed hosting services are deferred and recognized ratably over the longer of the life of the hosting period or the expected lives of customer relationships. The Company continues to evaluate the length of the amortization period of the set up fees as it gains more experience with customer contract renewals.

Multiple Element Arrangements

 In accounting for multiple element arrangements, the Company follows either ASC Topic 605-985 Revenue Recognition Software or ASC Topic 605-25 Revenue Recognition Multiple Element Arrangements, as applicable.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides amendments to certain paragraphs of previously issued ASC Subtopic 605-25 – Revenue Recognition: Multiple-Deliverable Revenue Arrangements. In accordance with ASU 2009-13, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met (1) the delivered item has value to the customer on a standalone basis and (2) for an arrangement that includes a right of return relative to the delivered item, delivery or performance of the delivered item is considered probable and within our control. If the deliverables do not meet the criteria for being a separate unit of accounting then they are combined with a deliverable that does meet that criterion. The accounting guidance also requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The accounting guidance also establishes a selling price hierarchy for determining the selling price of a deliverable. The Company determines selling price using VSOE, if it exists; otherwise, it uses Third-party Evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses Estimated Selling Price (“ESP”).

VSOE is generally limited to the price at which the Company sells the element in a separate stand-alone transaction. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. It is difficult for us to obtain sufficient information on competitor pricing, so we may not be able to substantiate TPE. If the Company cannot establish selling price based on VSOE or TPE then it will use ESP. ESP is derived by considering the selling price for similar services and our ongoing pricing strategies. The selling prices used in allocations of arrangement consideration are analyzed at minimum on an annual basis and more frequently if business necessitates a more timely review. The Company has determined that it has VSOE on its SaaS offerings, certain application development services, managed hosting services, and PCS because it has evidence of these elements sold on a stand-alone basis.

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

When subscription arrangements are sold with application development services, the Company uses its judgment as to whether the application development services qualify as a separate unit of accounting. When subscription service arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration in multiple-deliverable arrangements at the inception of an arrangement to all deliverables based on the relative selling price model in accordance with the selling price hierarchy, which includes: (i) VSOE when available; (ii) TPE if VSOE is not available; and (iii) ESP if neither VSOE or TPE is available. For those subscription arrangements sold with multiple elements whereby the application development services do not qualify as a separate unit of accounting, the application services revenue is recognized ratably over the subscription period. Subscriptions also include a PCS component, and the Company has determined that the two elements cannot be separated and must be recognized as one unit over the applicable service period. Set up fees paid by customers in connection with subscription arrangements are deferred and recognized ratably over the longer of the life of the hosting period or the expected lives of customer relationships, which generally range from two to three years. The Company continues to evaluate the length of the amortization period of the set up fees as it gains more experience with customer contract renewals and our newer product offerings.

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

For fiscal 2016, the Company performed the annual assessment of goodwill during the fourth quarter of 2016 and concluded that it was not more likely than not that the fair values of the reporting units were less than their carrying amounts. In estimating fair value, the Company performed a discounted cash flow analysis on the reporting unit to determine fair value. The inputs to the discounted cash flow model are considered level 3 in the fair value hierarchy. The impairment test performed by the Company indicated that the estimated fair value of the reporting unit was more than its corresponding carrying amount. As a result of the analyses performed, the Company assessed that goodwill was not impaired.

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

Accounting for Stock-Based Compensation

At September 30, 2016, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options. The two plans are more fully described in Note 12 of these consolidated financial statements.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Audit Committee

of the Board of Directors

and Shareholders of

Bridgeline Digital, Inc.

Burlington, MA

We have audited the accompanying consolidated balance sheets of Bridgeline Digital, Inc., and subsidiary (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgeline Digital, Inc. as of September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

December 16, 2016

Boston, Massachusetts

BRIDGELINE DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	As of September 30,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$661	$337
Accounts receivable and unbilled receivables, net	2,549	2,463
Prepaid expenses and other current assets	381	680
Total current assets	3,591	3,480
Equipment and improvements, net	512	1,315
Intangible assets, net	548	1,028
Goodwill	12,641	12,641
Other assets	436	723
Total assets	$17,728	$19,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,285	$1,626
Accrued liabilities	946	1,046
Accrued earnouts, current	75	468
Debt, current	-	92
Capital lease obligations	45	320
Deferred revenue	1,360	1,542
Total current liabilities	3,711	5,094

Debt, net of current portion	2,115	7,695
Other long term liabilities	400	726
Total liabilities	6,226	13,515

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 221,092 at September 30, 2016 and 208,222 at September 30, 2015, issued and outstanding	-	-
(liquidation preference $2,245)
Common stock - $0.001 par value; 50,000,000 shares authorized; 18,637,709 at September 30, 2016 and 4,637,684 at September 30, 2015, issued and outstanding	19	5
Additional paid-in capital	64,202	50,434
Accumulated deficit	(52,366)	(44,411)
Accumulated other comprehensive loss	(353)	(356)
Total stockholders’ equity	11,502	5,672
Total liabilities and stockholders’ equity	$17,728	$19,187

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended September 30,
	2016	2015
Net revenue:
Digital engagement services	$8,520	$11,903
Subscription and perpetual licenses	6,084	5,792
Managed service hosting	1,291	1,529
Total net revenue	15,895	19,224
Cost of revenue:
Digital engagement services	5,143	8,738
Subscription and perpetual licenses	1,835	1,994
Managed service hosting	304	307
Total cost of revenue	7,282	11,039
Gross profit	8,613	8,185
Operating expenses:
Sales and marketing	4,934	5,760
General and administrative	3,456	3,935
Research and development	1,578	1,901
Depreciation and amortization	1,309	1,695
Goodwill impairment charge	-	10,500
Restructuring expenses	879	496
Total operating expenses	12,156	24,287
Loss from operations	(3,543)	(16,102)
Interest expense, net	(914)	(892)
Loss on inducement of debt (convertible notes)	(3,414)	-
Loss before income taxes	(7,871)	(16,994)
Benefit for income taxes	(47)	(226)
Net loss	(7,824)	(16,768)
Dividends on convertible preferred stock	(131)	(114)
Net loss applicable to common shareholders	$(7,955)	$(16,882)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.84)	$(3.88)
Number of weighted average shares outstanding:
Basic and diluted	9,465,012	4,350,627

  The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Year Ended September 30,
	2016	2015
Net Loss	$(7,824)	$(16,768)

Other Comprehensive Loss: Net change in foreign currency translation adjustment	3	(23)
Comprehensive loss	$(7,821)	$(16,791)

 The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
		Par		Par	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance at September 30, 2014	-	$-	4,389	$5	$47,790	$(27,529)	$(333)	$19,933
Issuance of common stock	-	-	185	-	197	-	-	197
Stock-based compensation expense	-	-		-	216	-	-	216
Issuance of common stock - ESPP	-	-	3	-	6	-	-	6
Issuance of common stock - contingent shares	-	-	19	-	-	-	-	-
Issuance of common stock - restricted shares	-		41	-	97	-	-	97
Issuance of preferred stock - less issuance costs	200	-			1,776		-	1,776
Stock dividends - issued	8	-			82	(82)	-	-
Stock dividends - declared						(32)	-	(32)
Valuation of debt warrants	-	-	-	-	270	-	-	270
Net loss	-	-	-	-	-	(16,768)	-	(16,768)
Foreign currency translation	-		-	-	-	-	(23)	(23)
Balance at September 30, 2015	208	$-	4,637	$5	$50,434	$(44,411)	$(356)	$5,672
Issuance of common stock	-	-	5,546	6	3,709	-	-	3,715
Conversion of term notes from shareholders, including accrued interest of $204			4,339	4	3,200			3,204
Conversion of 10% secured subordinated notes			4,000	4	2,996			3,000
Inducement of debt (convertible notes)					3,414			3,414
Stock-based compensation expense	-	-		-	214	-	-	214
Issuance of common stock - contingent shares	-	-	26	-		-	-	-
Issuance of common stock - restricted shares	-	-	119	-	106	-	-	106
Stock dividends - issued	13	-	-	-	129	(98)	-	31
Stock dividends - declared	-	-	-	-		(33)	-	(33)
Net loss	-	-	-	-	-	(7,824)	-	(7,824)
Foreign currency translation adj	-	-	-	-	-	-	3	3
Balance at September 30, 2016	221	$-	18,667	$19	$64,202	$(52,366)	$(353)	$11,502

 The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,824)	$(16,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for deferred taxes	-	(376)
Amortization of intangible assets	480	554
Depreciation	707	1,065
Other amortization	530	700
Goodwill impairment	-	10,500
Capitalized interest expense	204	-
Loss on inducement of convertible notes	3,414	-
Stock-based compensation/restricted shares	320	314
Adjustment to accrued earnouts	-	109
Net loss on disposal of fixed assets/restructuring	67	161
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	(86)	879
Prepaid expenses and other assets	356	622
Accounts payable and accrued liabilities	(425)	195
Deferred revenue	(182)	(448)
Other liabilities	(243)	(270)
Total adjustments	5,142	14,005
Net cash used in operating activities	(2,682)	(2,763)
Cash flows used in investing activities:
Purchase of equipment and improvements	(23)	(124)
Software development capitalization costs/other intangibles	(142)	(63)
Net cash used in investing activities	(165)	(187)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,715	197
Proceeds from issuance of preferred stock, net of issuance costs	-	1,776
Proceeds from employee stock purchase plan	-	6
Proceeeds from bank term loan	500	1,710
Proceeds from term notes from stockholder	1,000	2,000
Borrowings on bank line of credit	383	795
Payments on bank term loan	(750)	(2,460)
Payments on bank line of credit	(963)	(1,038)
Payments on subordinated promissory notes	-	(21)
Contingent acquisition payments	(393)	(447)
Principal payments on capital leases	(324)	(463)
Net cash provided by financing activities	3,168	2,055
Effect of exchange rate changes on cash and cash equivalents	3	(24)
Net increase(decrease) in cash and cash equivalents	324	(919)
Cash and cash equivalents at beginning of period	337	1,256
Cash and cash equivalents at end of period	$661	$337
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$469	$243
Income taxes	$17	$52
Non cash investing and financing activities:
Conversion of 10% secured subordinated convertible notes (principal)	$3,000	-
Conversion of term notes to shareholders (principal)	$3,000	-
Equipment purchased under capital leases	$-	$172
Stock dividends on convertible preferred stock	$131	$114

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

The iAPPS Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In 2016, CIO Review selected iAPPS as one of the 20 Most Promising Digital Marketing Solution Providers. This followed accolades from the SIIA (Software and Information Industry Association) which recognized iAPPS Content Manager with the 2015 SIIA CODiE Award for Best Web Content Management Platform. Also in 2015, EContent magazine named iAPPS Digital Engagement Platform to its Trendsetting Products list. The list of 75 products and platforms was compiled by EContent’s editorial staff, and selections were based on each offering’s uniqueness and importance to digital publishing, media, and marketing. We were also recognized in 2015 as a strong performer by Forrester Research, Inc in its independence report, “The Forrester Wave ™: Through-Channel Marketing Automation Platforms, Q3 2015.” In recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

The reverse stock split reduced the number of shares of the Company’s common stock currently outstanding at that time from approximately 22 million shares to approximately 4.4 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, convertible notes and stock options, and to the number of shares issued and issuable under the Company’s Amended and Restated Stock Incentive Plan. Upon the effectiveness of the 1-for-5 reverse stock split, each five shares of the Company’s issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock, par value $0.001. The Company did not issue any fractional shares in connection with the reverse stock split. Instead, fractional share interests were rounded up to the next largest whole share. The reverse stock split does not modify the rights or preferences of the common stock. The number of authorized shares of the Company’s common stock remains at 50 million shares and the par value remains $0.001.

The accompanying consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the 1-for-5 reverse stock split.

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund acquisitions to broaden our geographic footprint, develop new products, and build infrastructure. In fiscal 2015, the Company initiated a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses. Restructuring activities continued in fiscal 2016 with more renegotiations of office space. The Company’s management believes it will have an appropriate cost structure for its anticipated sales in fiscal 2017. Management believes that operating expenses will be reduced to the point where the Company can drive positive Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, stock-based compensation charges and other onetime charges). As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. However, there can be no assurance that the anticipated sales level will be achieved.

In June 2016, the Company replaced its Loan and Security Agreement with BridgeBank (the “Bridgebank Agreement”) with a new Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Agreement” or “Loan Agreement”). The Heritage Agreement has a term of 24 months and will expire on June 9, 2018. The Loan Agreement currently provides for $2.5 million of revolving credit advances and may be used for acquisitions and working capital purposes. The credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity. As of September 30, 2016, the Company had an outstanding balance under the Loan Agreement of $2.1 million.

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

The Company extends credit to customers on an unsecured basis in the normal course of business.  Management performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit when deemed necessary.  Accounts receivable are carried at original invoice less an estimate for doubtful accounts based on a review of all outstanding amounts. The Company had one customer that contributed 10.2% of revenue for fiscal 2016. No customer contributed more than 10% of total revenue in fiscal 2015.

The Company has no significant off-balance sheets risks such as foreign exchange contracts, interest rate swaps, option contracts or other foreign hedging agreements.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. For all customers, the Company recognizes allowances for doubtful accounts based on the length of time that the receivables are past due, current business environment and its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required. The Company had two customers that had an accounts receivable balance of greater than 10% of total accounts receivable at September 30, 2016. There were no customers that had an accounts receivable balance greater than 10% at September 30, 2015.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

 When the Company licenses its software on a perpetual basis in a multiple element arrangement that arrangement typically includes PCS and application development services.  In assessing the hierarchy of relative selling price for PCS, we have determined that VSOE is established for PCS. VSOE for PCS is based on the price of PCS when sold separately, which has been established via annual renewal rates. Similarly, when the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes managed service hosting (“hosting”), we have determined that VSOE is established for hosting based on the price of the hosting when sold separately, which has been established based on renewal rates of the hosting contract.  Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis.  The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with ASC Topic 605-985, when perpetual licenses are sold in multiple element arrangements including application development services where VSOE for the services has not been established, the license revenue is deferred and recognized using contract accounting. The Company has determined that services are not essential to the functionality of the software and it has the ability to make estimates necessary to apply proportional performance method. In those cases where perpetual licenses are sold in a multiple element arrangement that includes application development services where VSOE for the services has been established, the license revenue is recognized under the residual method and the application services are recognized upon delivery.

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

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements.  The Company capitalized $142 and $63 of costs in fiscal 2016 and fiscal 2015, respectively.

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

For fiscal 2016, the Company performed the annual assessment of goodwill during the fourth quarter of 2016 and concluded that goodwill was not impaired. In estimating fair value, the Company performed a discounted cash flow analysis on the reporting unit to determine fair value. The inputs to the discounted cash flow model are considered level 3 in the fair value hierarchy. The impairment test performed by the Company indicated that the estimated fair value of the reporting unit was more than its corresponding carrying amount. As a result of the analyses performed, the Company assessed that goodwill was not impaired.

For fiscal 2015, the Company performed the annual assessment of goodwill during the fourth quarter of 2015. In estimating fair value, the Company performed a discounted cash flow analysis on the reporting unit to determine fair value. The inputs to the discounted cash flow model are considered level 3 in the fair value hierarchy. The impairment test performed by the Company indicated that the estimated fair value of the reporting unit was less than its corresponding carrying amount. As a result of the analyses performed, the Company recorded goodwill impairment charges of $10.5 million in 2015.

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

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined and impairment is recognized. If such fair value is less than the current carrying value, the asset is written down to the estimated fair value. There were no impairments in fiscal 2016 or 2015.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and debt. Estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of September 30, 2016 and September 30, 2015 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of September 30, 2016 and September 30, 2015 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment it operates or the reporting currency of the Company, the U.S. dollar.  The Company has determined that the functional currency of its Indian subsidiary is the Rupee.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recorded as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net gains (losses) for fiscal 2016 and 2015 were $3 and $(23), respectively.  Translation gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

Segment Information

The Company has sales offices in the United States that operate internally as one reportable operating segment because all of these locations have similar economic characteristics.

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

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $621 and $461 for fiscal 2016 and 2015, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan allowing all full-time employees who meet prescribed service requirements to participate. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2016 or fiscal 2015.

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

In May 2016, the FASB issued ASU 2016-12, which addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. Management is evaluating the new guidelines to determine if they will have a significant impact on consolidated results of operation, financial condition or cash flows.

In August 2016, the FASB issued ASU 2016-15, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, specifically certain cash receipts and cash payments. The standard is effective for public business entities financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective method. Management does not expect the adoption of this Standard to have a material impact on our consolidated cash flows.

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of September 30,
	2016	2015
Accounts receivable	$2,627	$2,228
Unbilled receivables	60	306
Subtotal	2,687	2,534
Allowance for doubtful accounts	(138)	(71)
Accounts receivable and unbilled receivables, net	$2,549	$2,463

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4.   Equipment and Improvements

Equipment and improvements consists of the following:

	As of September 30,
	2016	2015
Furniture and fixtures	$713	$1,208
Purchased software	1,043	1,119
Computers and equipment	4,080	4,254
Leasehold improvements	1,223	1,555
Total cost	7,059	8,136
Less accumulated depreciation	(6,547)	(6,821)
Equipment and improvements, net	$512	$1,315

Depreciation and amortization on the above assets was $707 and $1.1 million in fiscal 2016 and 2015, respectively. During fiscal 2016 and 2015, the Company disposed of $1.1 million and $598, respectively, of fixed assets related to the downsizing of offices, of which $67 and $161, respectively, were recorded as restructuring expenses in the consolidated statement of operations.

 5.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of September 30, 2016 and 2015 because of their short-term nature and durations. The carrying value of debt instruments also approximates fair value as of September 30, 2016 and 2015 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2016 and 2015 are as follows:

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	$-	$-	$75	$75
Total Liabilities	$-	$-	$75	$75

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	$-	$-	$468	$468
Total Liabilities	$-	$-	$468	$468

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

The following table summarizes the changes in contingent consideration for the fiscal year ended September 30, 2016 and 2015.

	Year Ended September 30,
	2016	2015
Balance at beginning of period	$468	$868
Additions	-	136
Payments	(393)	(509)
Other adjustments	-	(27)
Balance at end of period	$75	$468

6.   Intangible Assets

Intangible assets are comprised as follows:

	As of September 30,
	2016	2015
Domain and trade names	$10	$10
Customer related	392	802
Non-compete agreements	146	216
Balance at end of period	$548	$1,028

Total amortization expense of $480 and $554 related to intangible assets for the years ended September 30, 2016 and 2015, respectively, is reflected in the consolidated statements of operations in depreciation and amortization. The estimated amortization expense for fiscal years 2017, 2018, 2019, and 2020 is: $285, $242, $11, $10, respectively.

7.   Goodwill

Changes in the carrying amount of goodwill are as follows:

	As of September 30,
	2016	2015
Balance at beginning of period	$12,641	$23,141
Impairment	-	(10,500)
Balance at end of period	$12,641	$12,641

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company has determined that the most appropriate approach to use to determine the fair value of the reporting unit is the discounted cash flow method. Using the discounted cash flow method, the Company concluded that goodwill was not impaired as of September 30, 2016. As of September 30, 2015, the Company concluded that goodwill was impaired and recorded a $10.5 million goodwill impairment loss. In fiscal 2015, the fair value of our reporting unit was impacted by lower than forecasted revenues, volatility of the Company’s common stock, longer sales cycles, and higher operating losses. A comparison to the implied fair value of goodwill to its carrying value resulted in the impairment charge.

8.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30,
	2016	2015
Accrued interest	$-	$144
Accrued taxes	44	67
Compensation and benefits	194	167
Deferred rent (1)	141	174
Professional fees	133	145
Restructuring expenses	331	114
Other	103	235
Total	$946	$1,046

(1) The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases. As of September 30, 2016, $141 was reflected in Accrued Liabilities and $197 is reflected in Other Long Term Liabilities on the Consolidated Balance Sheet as deferred rent liabilities.

9.   Debt

Debt consists of the following:

	As of September 30,
	2016	2015
Line of credit borrowings	$2,115	$2,695
Bank term loan	-	250
Secured subordinated convertible debt	-	3,000
Term notes from shareholders	-	2,000
Subtotal debt	$2,115	$7,945
Other (debt discount warrants)	$-	$(158)
Total debt	$2,115	$7,787
Less current portion	$-	$92
Long term debt, net of current portion	$2,115	$7,695

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Line of Credit and Bank Term Loan

In June 2016, the Company replaced its Loan and Security Agreement with BridgeBank (the “Bridgebank Agreement”) with a new Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Agreement” or “Loan Agreement”). The Heritage Agreement has a term of 24 months and will expire on June 9, 2018. The Company will pay an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the second year.  Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company will be required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric. The Heritage Agreement provides for up to $3 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $3 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time. The borrowings or credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity.  Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, (currently 5.25%).

An amendment to the Heritage Agreement (“First Amendment”) was executed on August 15, 2016 and included a waiver for the Adjusted EBITDA metric for the quarter ended June 30, 2016. The First Amendment also included a decrease in the revolving line of credit from $3.0 million to $2.5 million and the Adjusted EBITDA metric for the quarter ended September 30, 2016. The First Amendment also included a minimum cash requirement of $500 in the Company’s accounts at Heritage, which was waived for the period ended September 30, 2016. On December 14, 2016, a second amendment to the Heritage Agreement (“Second Amendment”) was executed. The Second Amendment includes a minimum cash requirement of $250 in its accounts at Heritage and the Adjusted EBITDA metrics for fiscal 2017. As of September 30, 2016, the Company had an outstanding balance under the Loan Agreement of $2.1 million.

Similar to the Bridgebank Agreement, a Director and Shareholder of the Company, Michael Taglich, signed an unconditional guaranty (the “Guaranty”) and promise to pay Heritage Bank all indebtedness in an amount not to exceed $2 million in connection with the out of formula borrowings. Under the terms of the Guaranty, the Guarantor authorizes Lender, without notice or demand and without affecting its liability hereunder, from time to time to: (a) renew, compromise, extend, accelerate, or otherwise change the time for payment, or otherwise change the terms, of the Indebtedness or any part thereof, including increase or decrease of the rate of interest thereon, or otherwise change the terms of the Indebtedness; (b) receive and hold security for the payment of this Guaranty or any Indebtedness and exchange, enforce, waive, release, fail to perfect, sell, or otherwise dispose of any such security; (c) apply such security and direct the order or manner of sale thereof as Lender in its discretion may determine; and (d) release or substitute any Guarantor or any one or more of any endorsers or other guarantors of any of the Indebtedness.

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

Term Notes from Shareholders

The Company issued term notes to certain officers and directors of the Company. Term notes totaling $2.45 million were issued to Michael Taglich from the period of January 7, 2015 through February 2016. Term notes totaling $450 were issued to Robert Taglich on December 3, 2015 and February 2016. Michael Taglich and Robert Taglich are both shareholders and directors of the Company. In February 2016, Bridgeline issued a term note to Roger Kahn in the amount of $100. Roger Kahn is the Company’s President and Chief Executive Officer.

On April 29, 2016, the shareholders of the Company approved the proposal for the issuance of up to 4,700,000 shares of the Company’s common stock upon conversion of the above outstanding term notes totaling $3 million. In May 2016, each of the holders of the outstanding term notes converted all outstanding principal and accrued but unpaid interest due under such outstanding term notes into shares of common stock of the Company at a conversion price of $0.75 per share. In connection with the conversion, a total of 4,338,822 shares of common stock was issued. Michael Taglich received 3,576,045 shares of common stock, Robert Taglich received 626,599 shares of common stock and Roger Kahn received 136,178 shares of common stock. The Taglich Brothers, Inc acted as the Placement Agent for the conversion of these notes and were granted warrants to purchase 433,883 shares of common stock at a price of $0.75 per share.

Subordinated Convertible Debt

On September 30, 2013 and November 6, 2013, Bridgeline Digital entered into Note Purchase Agreements with accredited investors pursuant to which Bridgeline Digital sold an aggregate of $3.0 million of secured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes were convertible at the election of the holder into shares of common stock of Bridgeline Digital at a conversion price equal to $6.50 per share at any time prior to the maturity date, provided that no holder could convert the Convertible Notes if such conversion would result in the holder beneficially owning more than 4.99% of the number of shares of Bridgeline Digital common stock outstanding at the time of conversion.

On April 29, 2016, the shareholders of the Company approved a proposal for issuance of up to 4,000,000 shares of the Company’s Common Stock upon conversion of the outstanding Convertible Notes with a new conversion price of $0.75. The conversion price to $0.75 per share was provided as an incentive to the holders of such Convertible Notes to convert the outstanding principal into shares of Common Stock. As of September 30, 2016, all of the shares converted and a total of 4,000,000 shares of common stock was issued. Due to the reduction in the conversion price from $6.50 per share to $0.75 per share, the Company recorded an inducement charge of $3.4 million in fiscal 2016. The charge was recorded as a non-operating expense in the Consolidated Income Statement with a corresponding credit to additional paid in capital.

Minimum Debt Obligations

As of September 30, 2016, the Company had minimum debt obligations of $2,115, related to the Heritage Bank line of credit, which has a maturity date of June 2018.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

10.   Restructuring Charges

During the second half of fiscal 2015 and through fiscal 2016, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with the recent decrease in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease space is currently contractually occupied by a new sub-tenant for the remaining life of the lease. These estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the consolidated statement of operations.

In total, a charge of $879 and $496 was recorded to restructuring expenses for fiscal 2016 and fiscal 2015 in the consolidated statement of operations for the total lease expenses less sub-lease rental income, other miscellaneous lease termination costs, loss on disposal of fixed assets, and costs for severance and termination benefits.

The following table summarizes the restructuring charges reserve activity:

	Employee Severence and Benefits	Facility Related and Other Costs	Total
Balance at beginning of period, October 1, 2014	$-	$-	$-
Charges to operations	-	307	307
Cash disbursements	-	-	-
Changes in estimates	-	-	-
Balance at end of period, September 30, 2015	$-	$307	$307
Charges to operations	505	158	663
Cash disbursements	(311)	(223)	(534)
Changes in estimates	(1)	5	4
Balance at end of period, September 30, 2016	$193	$247	$440

As of September 30, 2016 and 2015, $331 and $114, respectively, is reflected in Accrued Liabilities and $109 and $193, respectively, is reflected in Other Long Term Liabilities.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Accrued restructuring liabilities is comprised of the following:

	As of September 30,
	2016	2015

Facilities and related	$195	$259
Employee related	193	-
Other	52	48
Total	$440	$307

11.   Commitments and Contingencies

Operating Lease Commitments

The Company leases facilities in the United States and India.  Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2016 were as follows:

Years Ending September 30,	Gross Amount	Sublease Income Amount	Net
2017	$778	$(214)	$564
2018	579	(105)	474
2019	286	(108)	178
2020	138	(73)	65
Total	$1,781	$(500)	$1,281

The Company has no lease commitments that extend past fiscal 2020. Rent expense for fiscal 2016 and 2015 was $976 and $1,500, inclusive of sublease income $70 for fiscal 2015.

Capital Lease Obligations

	As of September 30,
	2016	2015
Capital Lease Obligations	$45	$320
Less: Current portion	(45)	(320)
Capital Lease obligations	$-	$-

As of September 30, 2016, the Company’s future minimum lease payments due under capitalized lease obligations due in fiscal 2017 consist of $45.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2016.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2016 and 2015, respectively, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business.  As of September 30, 2016, Bridgeline was not engaged with any material legal proceedings.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The company has paid all dividends to date as stock dividends. A total of 21,092 shares of preferred convertible stock has been issued to preferred shareholders, of which 8,222 were issued in fiscal 2015 and 12,870 were issued in fiscal 2016. In September 2016, the Company elected to declare a stock dividend (PIK election) for the dividend payment date of October 1, 2016. The total stock dividend declared was in the amount of 3,366 shares.

Common Stock

In March 2015, the Company issued 40,834 shares of restricted common stock at $2.40 to four members of its Board of Directors in lieu of cash payments for their services as board members. The shares vested in equal installments on a monthly basis through the end of the service period of September 30, 2015. The aggregate fair value of the shares is $98 and was expensed over the service period.

In October 2015, the Company sold 680,000 shares of common stock at $1.00 per share for gross proceeds of $680 in a private placement. Net proceeds to the Company after offering expenses were approximately $669.

In February 2016, the Company issued 107,692 shares of restricted common stock at $0.91 to four members of its Board of Directors in lieu of cash payments for their services as board members. The shares vested in equal installments on a monthly basis through the end of the service period of September 30, 2016. The aggregate fair value of the shares is $98 and was being expensed over the service period.

In May 2016, the Company issued 1,806,680 shares of common stock for net proceeds of $1.2 million for the first closing in connection with the conversion of term notes issued to accredited investors, as approved by the shareholders on April 29, 2016. In June 2016, the Company issued an additional 860,005 shares of common stock for net proceeds of $400 for the second closing in connection with the conversion of these term notes.

In May 2016, each of Michael Taglich, Robert Taglich, and Roger Kahn, holders of outstanding term notes, converted all outstanding principal and accrued but unpaid interest due under such outstanding term notes into shares of Common Stock of the Company at a conversion price of $0.75 per share. In connection with the conversion, a total of 4,338,822 shares of common stock were issued. (See Term Notes from Shareholders.)

In July 2016, the Company sold 2,200,000 shares of common stock at $0.75 per share for gross proceeds of $1.7 million in a private placement. Net proceeds to the Company after offering expenses were approximately $1.5 million.

Contingent Consideration

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 105,288 common shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 67,693 shares of Bridgeline Digital common stock is contingently issuable to the sellers of ElementsLocal. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. As of September 30, 2016, the stockholders of ElementsLocal earned the full earnout of 67,693 shares of common stock, of which the final earnout shares totaling 5,642 were was issued in November 2016.

In connection with the acquisition of MarketNet on May 31, 2012, contingent consideration of 40,867 shares of Bridgeline Digital common stock is contingently issuable to the sole stockholder of MarketNet. The contingent consideration is payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The common stock has been issued and is being held in escrow pending satisfaction of the applicable earnout targets. The full earnout of 40,867 shares of common stock was achieved as of September 30, 2015.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In connection with the acquisition of Magnetic Corporation on October 3, 2011, contingent consideration of 33,334 shares of Bridgeline Digital common stock was contingently issuable to the sole stockholder of Magnetic. The contingent consideration was payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain operating and revenue targets. The full earnout of 33,334 shares of common stock was achieved as of September 30, 2015.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up 1,250,000 shares of common stock. This Plan expired in August 2016. A total of 1,248,089 shares of common stock were issued under the Plan, leaving a balance of 1,911 expired at the end of August 2016. On April 29, 2016, the stockholders approved a new plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Initially, a total of 2,500,000 shares of the Company’s Common Stock will be reserved for issuance under this new plan. There were 2,242,919 options outstanding reserved under both plans as of September 30, 2016. As of September 30, 2016, there are 1,505,170 shares available for future issuance.

Common Stock Warrants

The Company typically issues warrants to individual investors and placement agents to purchase shares of the Company’s common stock in connection with private placement fund raising activities. Warrants may also be issued to individuals or companies in exchange for services provided for the company. The warrants are typically exercisable six months after the issue date, expire in five years, and contain a cashless exercise provision and piggyback registration rights.

In fiscal 2015 and 2016, the Company issued 401,539 and 950,551 to investors and placements agents, respectively. In fiscal 2015, the 401,539 warrants were issued as follows: 61,539 warrants to the placement agent in connection with the private placement of series A convertible preferred stock and 340,000 to an investor shareholder in connection with $2.0 million of term notes. In fiscal 2016, the warrants were issued as follows: 486,668 warrants were issued to the placement agents in connection with private placements, 433,883 warrants were issued in connection with the conversion of term notes to shareholders, and 30,000 warrants were issued to an investor shareholder.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Stock warrants outstanding at September 30, 2016 are as follows:

	Issue
Type	Date	Shares	Price	Expiration
Placement Agent	5/31/2012	43,479	$7.00	5/31/2017
Investor	6/19/2013	92,000	$6.25	6/19/2018
Placement Agent	6/19/2013	46,000	$6.25	6/19/2018
Placement Agent	9/30/2013	30,770	$6.50	9/30/2018
Placement Agent	11/6/2013	15,385	$6.50	11/6/2018
Placement Agent	3/28/2014	64,000	$5.25	3/28/2019
Placement Agent	10/28/2014	61,539	$3.25	10/28/2019
Investor	12/31/2014	60,000	$4.00	12/31/2019
Investor	2/12/2015	60,000	$4.00	2/12/2020
Investor	5/12/2015	60,000	$4.00	5/12/2020
Investor	7/21/2015	160,000	$1.75	7/21/2018
Investor	12/31/2015	30,000	$4.00	12/31/2020
Placement Agent	5/17/2016	433,883	$0.73	5/17/2021
Placement Agent	5/11/2016	266,668	$0.75	5/11/2021
Placement Agent	7/15/2016	220,000	$0.92	7/15/2021
Total		1,643,724

Stock Option and Warrant Activity and Outstanding Shares

A summary of combined option and warrant activity follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2014	707,128	$4.90	301,740	$6.25
Granted	339,300	$1.81	401,541	$2.99
Forfeited or expired	(170,451)	$4.89	-	$-
Outstanding, September 30, 2015	875,977	$3.68	703,281	$4.38
Granted	1,688,789	$0.84	950,551	$0.88
Forfeited or expired	(321,847)	$3.95	(10,108)	$7.42
Outstanding, September 30, 2016	2,242,919	$1.51	1,643,724	$2.34

There were no options exercised during fiscal 2016 and 2015. There were 345,111 and 441,502 options vested and exercisable as of September 30, 2016 and September 30, 2015, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of the status of nonvested shares is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at September 30, 2015	434,475	$1.99
Granted	1,688,789	0.60
Vested	(162,561)	2.64
Forfeited	(62,895)	2.38
Nonvested at September 30, 2016	1,897,808	$0.70

Price ranges of outstanding and exercisable options as of September 30, 2016 are summarized below:

Outstanding Options						Exercisable Options
				Weighted
				Average	Weighted	Number	Weighted
			Number	Remaining	Average	of	Average
Exercise			of	Contractual	Exercise	Options	Exercise
Price			Options	Life (Years)	Price	Exercisable	Price
$0.01	to	$1.00	1,583,789	9.88	$0.82	-	$-
$1.01	to	$3.00	387,067	8.71	1.49	106,468	1.77
$3.01	to	$5.00	94,463	4.17	3.96	90,464	3.93
$5.01	to	$8.20	177,600	6.18	6.33	148,179	6.45
			2,242,919	9.14	$1.51	345,111	$4.35

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Compensation Expense

The Company estimates the fair value of stock options using the Black-Scholes-Merton option valuation model (the “Model”).  The assumptions used to calculate compensation expense is as follows:

	Year Ended September 30,
	2016			2015
Expected option life in years		6.0			6.0
Expected volatility		84.12%			87.08%
Expected dividend rate		0.00%			0.00%
Risk free interest rate		1.33%			1.68%
Option exercise prices	$0.73	to	$1.21	$1.15	to	$3.25
Weighted average fair value of options granted during the year		$0.60			$1.30

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. During the years ended September 30, 2016 and 2015, the Company recognized $214 and $216, respectively, as compensation expense related to share based payments.  As of September 30, 2016, the Company had approximately $836 of unrecognized compensation costs related to unvested options which the Company expects to recognize through fiscal 2019.

Employee Stock Purchase Plan

On April 12, 2012, the Company’s stockholders approved and adopted the Bridgeline Digital, Inc. 2012 Employee Stock Purchase Plan (the “ESPP”). Under the terms of the ESPP, the Company granted eligible employees the right to purchase shares of Bridgeline common stock through payroll deductions at a price equal to 85% of the fair market value of Bridgeline common stock on the purchase termination date of defined offering or purchase periods. Each offering period was six months in duration. The ESPP permits the Company to offer up to 60,000 shares of common stock. The maximum number of shares of common stock that may be purchased by all participants in any purchase period may not exceed 30,000 shares. As of September 30, 2015, 19,977 shares were issued under the ESPP plan. The ESPP Plan was cancelled in fiscal 2016 and no shares were issued under this plan in fiscal 2016.

13.   Income Taxes

The components of the Company’s tax provision as of September 30, 2016 and 2015 is as follows:

	Year Ended September 30,
	2016	2015
Currently payable:
Federal	$-	$-
State	(47)	75
Foreign	-	20
Total current	(47)	95

Federal	-	(248)
State	-	(73)
Total deferred	-	(321)
Grand Total	$(47)	$(226)

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company’s income tax provision was computed using the federal statutory rate and average state statutory rates, net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to pretax income, as follows:

	Year Ended September 30,
	2016	2015
Income tax benefit at the federal statutory rate of 34%	$(2,606)	$(5,700)
Permanent differences, net	494	2,733
State income tax benefit, net of federal tax	(475)	(822)
Change in valuation allowance	1,964	2,917
Foreign Taxes	-	20
Other	576	626
Total	$(47)	$(226)

As of September 30, 2016, the Company has a federal net operating loss (NOL) carryforward of approximately $26 million that expires on various dates through 2036. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company’s NOL carryforwards. The Company also has approximately $22 million in state NOLs which expire on various dates through 2036.

The Company has deferred tax assets that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance against its deferred tax assets at September 30, 2016 and 2015. For the years ended September 30, 2016 and 2015, the valuation allowance for deferred tax assets increased $1,964 and $2,917, respectively, which was mainly due to the increases in the net operating losses.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (IRS) or any states in connection with income taxes. The tax periods from 2013 to 2016 generally remain open to examination by the IRS and state authorities.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of September 30,
	2016	2015
Deferred tax assets:
Current:
Bad debt reserve	$54	$28
Deferred revenue	489	563
Accrued vacation	3	8
Long-term
AMT carryforward	9	9
Net operating loss carryforwards	9,770	7,624
Depreciation	152	65
Intangibles	967	1,184
Contribution carryforward	28	27
Total deferred tax assets	11,472	9,508
Deferred tax liabilities:
Current:
Contract loss reserve	-	-
Long-term:
Intangibles	-	-
Depreciation	-	-
Total deferred tax liabilities	-	-
Total deferred tax assets, net, before valuation allowance	11,472	9,508
Valuation allowance	(11,472)	(9,508)
Net deferred tax assets	$-	$-

Undistributed losses of the Company’s foreign subsidiary amounted to approximately $(415) and $(184) at September 30, 2016 and 2015, respectively. These earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the applicable foreign tax authority. Determination of the amount of unrecognized deferred US income tax liability is not material and the detailed calculations have not been performed. As of September 30, 2016, there would be minimal withholding taxes upon remittance of all previously unremitted earnings.

When accounting for uncertain income tax positions, the impact of uncertain tax positions are recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of September 30, 2016 and 2015.

 14.   Net Loss per Share

For fiscal 2016 and 2015, all outstanding options to purchase shares of the Company’s common stock totaling 2,424,919 and 875,977, respectively, were considered as anti-dilutive, as the options were all valued at more than the current market price. Common stock warrants of 1,643,724 and 703,281 for fiscal 2016 and fiscal 2015 were also excluded due to their anti-dilutive nature. Also, excluded were contingent shares issuable in connection with the Magnetic, MarketNet and ElementsLocal acquisitions for fiscal 2015 and contingent shares issuable in connection with ElementsLocal acquisition for fiscal 2016.

 15.   Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc were the Placement Agents for many of the Company’s private offerings in 2012, 2013, 2014, and 2016. They were also the Placement Agent for the Company’s $3 million subordinated debt offering in 2013 and the Series A Preferred stock sale in 2015. Michael Taglich beneficially owns approximately 24% of Bridgeline stock. Michael Taglich has also guaranteed $2 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank.

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

Mr. Taglich was also issued warrants in fiscal 2015 in connection with shareholder term notes issued to him, which subsequently converted to shares of common stock in May 2016. He was issued three warrants totaling 180,000 shares at an exercise price of $4.00 and one warrant for 160,000 shares at an exercise price of $1.75 in connection with these notes. The warrants have a term of five years and are exercisable six months after the date of issuance. A fair market value of $270 was assigned to the warrants and recorded as a debt discount in current liabilities with the offsetting amount recorded to additional paid in capital in the Consolidated Balance Sheet. The fair market value of the warrants was being amortized on a straight-line basis over their expected life. However, when the Company converted these term notes in May 2016, the remaining unamortized value was recorded as amortization expense. Total amortization expense of $158 was recorded in fiscal 2016 related to the warrants.

Robert Taglich was appointed to the Company’s Board of Directors in May 2016. Robert Taglich beneficially owns approximately 8% of Bridgeline stock. Mr. Taglich was a consultant to the Company prior to his appointment to the Board of Directors. As compensation for his consulting services, Robert Taglich was granted 15,000 options to purchase the Company’s common stock at a price of $1.21. The fair value of the options at the time of grant was $0.83 per share.

In connection with the equity conversion of the $3 million in term notes from shareholders that was completed in May 2016, the Taglich Brothers, Inc were granted Placement Agent warrants to purchase 433,883 shares of common stock at a price of $0.75 per share. Included in the distribution were 175,600 warrants to Michael Taglich and 142,758 warrants to Robert Taglich. The warrants expire in five years.

In connection with the private offering in July 2016, the Taglich Brothers, Inc were granted Placement Agent warrants to purchase 220,000 shares of common stock at a price of $0.92 per share. Included in the distribution were 44,320 warrants to Michael Taglich and 36,180 warrants to Robert Taglich. The warrants expire in five years.

The Company also had an annual service contract for $18 for fiscal 2016 and 2015 with Taglich Brothers, Inc to perform market research and many of the employees of Taglich Brothers, Inc are investors of the Company.

16.   Subsequent Events

November Private Placement

On November 3, 2016, the Company entered into Securities Purchase Agreements (“Purchase Agreements”) with certain institutional and accredited investors (the “Purchasers”) to sell an aggregate total of 2,135,362 shares of common stock for $0.48 per share (the “Purchaser Shares”) (the “November Private Placement. In total, the Company received net proceeds of $987. As additional consideration, the Company issued to the Purchasers warrants to purchase an aggregate total of 1,067,681 shares common stock (the “Purchaser Warrant Shares”). Each Purchaser Warrant expires five and one-half years from the date of issuance and is exercisable for $0.70 per share beginning six-months from the date of issuance, or May 9, 2017.  The Company’s President and CEO (Roger Kahn) and two of the Company’s directors (Michael Taglich and Robert Taglich) purchased shares of common stock in this private offering. Roger Kahn purchased 86,000 common shares and Michael and Robert Taglich each purchased 153,846 common shares. Purchasers Warrant Shares were also issued as follows: 43,000 to Roger Kahn and 76,923 each to Michael and Robert Taglich.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company and the Purchasers also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), wherein the Company agreed to file a registration statement to register the Purchaser Shares and Purchaser Warrant Shares under the Securities Act of 1933, as amended (the “Securities Act”). The registration statement was filed with the SEC on November 14, 2016 to satisfy our obligations under the Registration Rights Agreement.

Piggyback Registration Rights

Prior to the November Private Placement, the Company completed several private placements of our securities, including equity and debt issuances. As a part of these transactions, the Company offered certain investors piggyback registration rights such that, in the event the Company filed a registration statement to register its securities under the Securities Act, the shares of common stock issued or issuable to those investors would be eligible to also be included in the registration statement to be registered under the Securities Act. Accordingly, in addition to the Purchaser Shares, a total of 3,778,747 shares are included in the registration statement pursuant to these previously granted piggyback registration rights.

The Company completed the November Private Placement and the issuances of the Piggyback Shares, the Notes and the Piggyback Warrants in reliance on an exemption to registration afforded by Section 4(a)(2) of the Securities Act and rules promulgated thereunder, including Regulation D.  Each of the selling stockholders has represented that they qualify as an “accredited investor” as defined in Rule 501(a) under the Securities Act.

Bank Line of Credit

On December 14, 2016, a second amendment to the Heritage Agreement (“Second Amendment”) was executed. The Second Amendment includes a minimum cash requirement of $250 in the Company’s accounts at Heritage and Adjusted EBITDA metrics for fiscal 2017.

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

As of September 30, 2016, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework . Our management has concluded that as of September 30, 2016, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Joni Kahn	61	Chairperson (1)(2)(3)(4)

Kenneth Galaznik	65	Director (1)(2)(4)

Scott Landers	46	Director(1)(2)(3)(4)

Michael Taglich	61	Director

Robert Taglich	50	Director

Roger Kahn	47	President and Chief Executive Officer

Michael Prinn	43	Executive Vice President and Chief Financial Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2016 regarding the shares of our common stock available for grant or granted under our equity compensation plans. In fiscal 2015 and 2016, the Company issued 401,539 and 950,551 to investors and placements agents. In fiscal 2015, the 401,539 warrants were issued as follows: 61,539 warrants to the placement agent in connection with the private placement of series A convertible preferred stock and 340,000 to an investor shareholder in connection with $2.0 million of term notes. In fiscal 2016, the warrants were issued as follows: 486,668 warrants were issued to the placement agents in connection with private placements and 433,883 warrants were issued in connection with the conversion of term notes to shareholders, and 30,000 to an investor shareholder.

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	under equity
	outstanding options,	outstanding options,	compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	reflected in column a) (c)

Equity compensation plans approved by security holders	2,242,919	$1.51	1,507,081

Equity compensation plans not approved by security holders (1)	1,643,724	$2.34	-

Total	3,886,643	$1.86	1,507,081

(1)	At September 30, 2016, there were 1,643,724 total Warrants outstanding.

In fiscal 2015 and 2016, the Company issued 401,539 and 950,551 to investors and placements agents. In fiscal 2015, the 401,539 warrants were issued as follows: 61,539 warrants to the placement agent in connection with the private placement of series A convertible preferred stock and 340,000 to an investor shareholder in connection with $2.0 million of term notes. In fiscal 2016, the warrants were issued as follows: 486,668 warrants were issued to the placement agents in connection with private placements, 433,883 warrants were issued in connection with the conversion of term notes to shareholders, and 30,000 warrants were issued to an investor shareholder.

Stock warrants outstanding at September 30, 2016 are as follows:

	Issue
Type	Date	Shares	Price	Expiration
Placement Agent	5/31/2012	43,479	$7.00	5/31/2017
Investor	6/19/2013	92,000	$6.25	6/19/2018
Placement Agent	6/19/2013	46,000	$6.25	6/19/2018
Placement Agent	9/30/2013	30,770	$6.50	9/30/2018
Placement Agent	11/6/2013	15,385	$6.50	11/6/2018
Placement Agent	3/28/2014	64,000	$5.25	3/28/2019
Placement Agent	10/28/2014	61,539	$3.25	10/28/2019
Investor	12/31/2014	60,000	$4.00	12/31/2019
Investor	2/12/2015	60,000	$4.00	2/12/2020
Investor	5/12/2015	60,000	$4.00	5/12/2020
Investor	7/21/2015	160,000	$1.75	7/21/2018
Investor	12/31/2015	30,000	$4.00	12/31/2020
Placement Agent	5/17/2016	433,883	$0.73	5/17/2021
Placement Agent	5/11/2016	266,668	$0.75	5/11/2021
Placement Agent	7/15/2016	220,000	$0.92	7/15/2021
Total		1,643,724

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

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

  – Reports of Independent Registered Public Accounting Firm

  –  Consolidated Balance Sheets as of September 30, 2016 and 2015

  –  Consolidated Statements of Operations for the years ending September 30, 2016 and 2015

  –  Consolidated Statements of Comprehensive Loss for the years ending September 30, 2016 and 2015

  –  Consolidated Statements of Shareholders’ Equity for the years ending September 30, 2016 and 2015

  –  Consolidated Statements of Cash Flows for the years ending September 30, 2016 and 2015

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

3.1(i)	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013)

3.1(ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2015)

3.1(iii)	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014)

3.1 (iv)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on February 17, 2015)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-B2, File No. 333-139298)

10.1*	Employment Agreement with Roger “ Ari” Kahn, dated August 24, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-K filed on December 24, 2015)

10.2*	Employment Agreement with Michael D. Prinn, dated January 19, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 21, 2011)

10.3*	First Amendment to Employment Agreement, Roger “Ari” Kahn, dated May 10, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2016)

10.4	Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Appendix C to our Definitive Proxy Statement filed on July 14, 2014)*

10.5	2012 Employee Stock Purchase Plan (incorporated by reference to Appendix C to our Revised Definitive Proxy Statement filed on February 28, 2011)*

10.6

Amended and Restated Loan Agreement dated March 31, 2010, between Bridgeline Digital, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2010)

10.7

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

10.9

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

10.12	Form of Common Stock Purchase Warrant issued to Placement Agent, dated May 31, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2012)

10.13

Amendment to Note Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated November 6, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 12, 2013)

10.14	Form of Promissory Note issued to Investors, dated November 6, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 12, 2013)

10.15	Form of Common Stock Purchase Warrant issued to Placement Agent, dated November 6, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 12, 2013)

10.16

First Amendment to the Security Agreement made by Bridgeline Digital, Inc. in favor of Taglich Brothers, Inc. in its capacity as collateral agent for the lenders named therein, dated November 6, 2013 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 12, 2013)

10.17

Placement Agent Agreement between Bridgeline Digital, Inc. and Taglich Brothers, Inc., dated October 30, 2013 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed November 12, 2013).

10.18

Bridgeline Digital, Inc. and BridgeBank, National Association Loan and Security Agreement dated December 20, 2013 (incorporated by reference to our Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on February 14, 2014)

10.19

Form of Restricted Stock Agreement by and between Bridgeline Digital, Inc. and certain Board of Directors dated February 24, 2014 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 15, 2014)

10.20

Securities Purchase Agreement between Bridgeline Digital, Inc. and the Investors named therein dated March 28, 2014 (incorporated by reference to our Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 15, 2014)

10.21	Form of Common Stock Purchase Warrant issued to Placement Agent, dated March 28, 2014 (incorporated by reference to our Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 15, 2014)

10.22	Loan and Security Modification Agreement (incorporated by reference to our Exhibit 10.25 to our Annual Report on Form 10-K filed on December 29, 2014).

10.23	BridgeBank Guaranty (incorporated by reference to our Exhibit 10.26 to our Annual Report on Form 10-K filed on December 29, 2014)

10.24

Securities Purchase Agreement between Bridgeline Digital, Inc and the investors therein, dated October 28, 2014 (incorporated by reference to our Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2014)

10.25	Form of Common Stock Purchase Warrant Issued to Placement Agent (incorporated by reference to our Exhibit 10.2 to our Current Report on Form 8-K filed on November 4, 2014)

10.26	Term Note in principal amount of $500,000 dated January 7, 2015 (incorporated by reference to our Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2015)

10.27

Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated January 7, 2015 (incorporated by reference to our Exhibit 10.3 to our Current Report on Form 8-K filed on January 9, 2015)

10.28	Side Letter between the Company and Michael Taglich, dated January 7, 2015 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 9, 2015)

10.29	Term Note in principal amount of $500,000 dated February 12, 2015 (incorporated by reference to our Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 17, 2015)

10.30

Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated February 17, 2015 (incorporated by reference to our Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 15, 2015)

10.31	Form of Restricted Stock Agreement (incorporated by reference to our Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 15, 2015)

10.32	Amendment to Loan and Security Agreement with BridgeBank (incorporated by reference to our Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 15, 2015)

10.33	Term Note in principal amount of $500,000 dated May 12, 2015 (incorporated by reference to our Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on May 15, 2015)

10.34	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated May 12, 2015 (incorporated by reference to our Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on May 15, 2015)

10.35

Loan and Security Modification Agreement between Bridgeline Digital, Inc and Western Alliance Bank (formerly BridgeBank), dated July 21, 2015 (incorporated by reference to our Exhibit 10.3 to our Current Report on Form 8-K filed on July 24, 2015)

10.36	Term Note in principal amount of $500,000 dated July 21, 2015 (incorporated by reference to our Exhibit 10.2 to our Current Report on Form 8-K filed on July 24, 2015)

10.37	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated July 21, 2015 (incorporated by reference to our Exhibit 10.2 to our Current Report on Form 8-K filed on July 24, 2015)

10.38	Amendment to Loan and Security Agreement with BridgeBank (incorporated by reference to our Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2015)

10.39

Term Notes in principal amount of $250,000 each issued to Micheal Taglich and Robert Taglich (incorporated by reference to our Exhibit 10.1 and 10.2 to our Current Report on Form 8-K filed on December 4, 2015)

10.40	Amendment to Loan and Security Agreement with Western Alliance Bank (formerly BridgeBank) (incorporated by reference to our Exhibit 10.42 to our Current Report on Form 10-K filed on December 24, 2015)

10.41	Amendment to Promissory Notes issued to Michael Taglich dated December 23, 2015 (incorporated by reference to our Exhibit 10.43 to our Current Report on Form 10-K filed on December 24, 2015)

10.42	Amendment to Promissory Notes issued to Robert Taglich dated December 23, 2015 (incorporated by reference to our Exhibit 10.44 to our Current Report on Form 10-K filed on December 24, 2015)

10.43	Form of Amendment to 10% Secured Subordinated Convertible Notes dated December 23, 2015(incorporated by reference to our Exhibit 10.45 to our Current Report on Form 10-K filed on December 24, 2015)

10.44

Securities Purchase Agreement between Bridgeline Digital, Inc and the investors therein, dated October 13, 2015 (incorporated by reference to our Exhibit 10.3 to our Current Report on Form 10-Q filed on February 12, 2016)

10.45

Term Notes in principal amount of $200,000 issued to Robert Taglich dated February 10, 2016 (incorporated by reference to our Exhibit 10.4 to our Current Report on Form 10-Q filed on February 12, 2016)

10.46

Term Notes in principal amount of $200,000 issued to Michael Taglich dated February 10, 2016 (incorporated by reference to our Exhibit 10.5 to our Current Report on Form 10-Q filed on February 12, 2016)

10.47	Term Notes in principal amount of $200,000 issued to Roger Kahn dated February 10, 2016 (incorporated by reference to our Exhibit 10.6 to our Current Report on Form 10-Q filed on February 12, 2016).

10.48	Amendment to Loan and Security Agreement with Western Alliance Bank (formerly BridgeBank) (incorporated by reference to our Exhibit 10.7 to our Current Report on Form 10-Q filed on February 12, 2016)

10.49	Bridgeline Digital Inc. 2016 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed on March 22, 2016)*

10.50

Note Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated May 11, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2016

10.51	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 17, 2016)

10.52	Form of Common Stock Purchase Warrant issued to placement agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 17, 2016)

10.53

Amendment #2 to Promissory Notes between Bridgeline Digital, Inc and Michael Taglich, dated May 17, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2016)

10.54

Amendment #2 to Promissory Notes between Bridgeline Digital, Inc and Robert Taglich, dated May 17, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2016)

10.55	Amendment #2 to Promissory Notes between Bridgeline Digital, Inc and Roger Kahn, dated May 17, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 23, 2016)

10.56

Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated June 9, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2016)

10.57

Unconditional Guarantee entered into by Michael N. Taglich in favor of Heritage Bank of Commerce, dated June 9, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 15, 2016)

10.58	Placement Agreement between Bridgeline Digital, Inc and Taglich Brothers, Inc dated March 31, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 15, 2016)

10.59	Amendment #2 to 10% Secured Subordinated Convertible Notes between Bridgeline Digital, Inc. and the holders of the 10% Secured Subordinated Convertible Notes, dated June 17, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2016)

10.60

First Amendment to the Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated August 15, 2016 (incorporated by reference to Exhibit 10.12 to our Current Report on Form 10-Q filed on August 15, 2016)

10.61	Form of Securities Purchase Agreement dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on November 4, 2016)

10.62	Form of Purchaser Warrant (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed on November 4, 2016)

10.63	Form of Registration Rights Agreement dated November 3, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K Filed on November 4, 2016)

10.64	Form of Insider Securities Purchase Agreement dated November 3, 2016 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K Filed on November 4, 2016

10.65	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K Filed on November 4, 2016

10.66	Second Amendment to the Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated December 14, 2016

21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Management compensatory plan

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

December 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	President and Chief Executive Officer	December 16, 2016
Roger Kahn	(Principal Executive Officer)

/s/ Michael Prinn	Executive Vice President and Chief Financial Officer	December 16, 2016
Michael Prinn	(Principal Financial Officer)

/s/Kenneth Galaznik	Director	December 16, 2016
Kenneth Galaznik

/s/ Joni Kahn	Director	December 16, 2016
Joni Kahn

/s/ Scott Landers	Director	December 16, 2016
Scott Landers

/s/ Michael Taglich	Director	December 16, 2016
Michael Taglich

/s/Robert Taglich	Director	December 16, 2016
Robert Taglich

 Index of Exhibits

Exhibit No.	Description of Document
10.66	Second Amendment to Loan and Security Agreement with Heritage Bank of Commerce, dated December 14, 2016
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.