Form 10-K/A
period 2016-09-30
Bridgeline Digital, Inc.
filed 2017-01-24
CIK 1378590

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

On January 20, 2017, there were 20,783,747 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

Bridgeline Digital, Inc. (“we”, “our”, and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended September 30, 2016 which was filed with the U.S. Securities and Exchange Commission (“SEC”) on December 19, 2016 (“Original Filing”). The purpose of this Amendment No.1 is to include information required in Part III (Items 10,11,12,13 and 14), which was incorporated by reference to our definitive proxy statement in the Original Filing. As we will not be filing a definitive proxy statement within 120 days after the end of our 2016 fiscal year end, we are filing this Form 10-K/A to include the required information pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

	Age	Position	Director since

Joni Kahn	62	Chairperson(1)(2)(3)(4)(5)	2012

Kenneth Galaznik	65	Director(1)(2)(4)	2006

Scott Landers	46	Director (1)(2)(3)(4)	2010

Michael Taglich	52	Director	2013

Robert Taglich	50	Director	2016

Roger Kahn	48	President & Chief Executive Officer(5)

Michael Prinn	43	Executive Vice President and Chief Financial Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.
(5)	Ms. Joni Kahn and Mr. Roger Kahn are not related.

All directors hold office for a three (3) year term following their election at the annual meeting and/or until their successors are elected and qualified. Information with respect to the business experience and affiliation of our directors is set forth below:

Joni Kahn has been a member of our Board of Directors since April 2012. In May 2015, Ms. Kahn was appointed Chairperson of the Board of Directors. She also serves as the Chair of the Compensation Committee and is a member of the Audit and Nominating and Governance Committees. Ms. Kahn has over thirty years of operating experience with high growth software and services companies with specific expertise in the SaaS (Software as a Service), ERP (Enterprise Resource Planning) Applications, Business Intelligence and Analytics and CyberSecurity segments. From 2013 to 2015, Ms. Kahn was the Senior Vice President of Global Services for Big Machines, Inc., which was acquired by Oracle in October 2013. From 2007 to 2012, Ms. Kahn was Vice President of Services for HP’s Enterprise Security Software group. From 2005 to 2007, Ms. Kahn was the Executive Vice President at BearingPoint where she managed a team of over 3,000 professionals and was responsible for North American delivery of enterprise applications, systems integration and managed services solutions. Ms. Kahn also oversaw global development centers in India, China and the U.S. From 2002 to 2005, Ms. Kahn was the Senior Group Vice President for worldwide professional services for Business Objects, a business intelligence software maker based in San Jose, where she led the applications and services division that supported that company's transformation from a products company to an enterprise solutions company. Business Objects was acquired by SAP in 2007. From 2000 to 2007, Ms. Kahn was a Member of the Board of Directors for MapInfo, a global location intelligence solutions company. She was a member of MapInfo’s Audit Committee and the Compensation Committee. MapInfo was acquired by Pitney Bowes in 2007. From 1993 to 2000, Ms. Kahn was an Executive Vice President and Partner of KPMG Consulting, where she helped grow the firm’s consulting business from $700 million to $2.5 billion. Ms. Kahn received her B.B.A in Accounting from the University of Wisconsin – Madison.

Kenneth Galaznik has been a member of our Board of Directors since 2006. Mr. Galaznik is the Chairman of the Company’s Audit Committee and serves as a member of the Compensation Committee. From 2005 to 2016, Mr. Galaznik was the Senior Vice President, Chief Financial Officer and Treasurer of American Science and Engineering, Inc., a publicly held supplier of X-ray inspection and screening systems with a public market cap of over $200 million. Mr. Galaznik retired from his position at American Science and Engineering on March 31, 2016. From August 2002 to February 2005, Mr. Galaznik was Vice President of Finance of American Science and Engineering, Inc. From November 2001 to August 2002, Mr. Galaznik was self-employed as a consultant. From March 1999 to September 2001, he served as Vice President of Finance at Spectro Analytical Instruments, Inc. and has more than 35 years of experience in accounting and finance positions. Mr. Galaznik holds a B.B.A. degree in accounting from The University of Houston. Mr. Galaznik brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and as chief financial officer of a publicly-held company.

Scott Landers has been a member of our Board of Directors since 2010. Mr. Landers is the Chair of the Nominating and Corporate Governance Committee and serves as a member of the Audit and Compensation Committees. Mr. Landers was named President and Chief Executive Officer of Monotype Imaging Holdings, Inc. on January 1, 2016 after serving as the company’s Chief Operating Officer since early 2015 and its Chief Financial Officer, Treasurer and Assistant Secretary since joining Monotype in July 2008. Monotype is a publicly-held company and is a leading provider of typefaces, technology and expertise that enable the best user experiences and sure brand integrity. Prior to joining Monotype, from September 2007 until July 2008, Mr. Landers was the Vice President of Global Finance at Pitney Bowes Software, a $450 million division of Pitney Bowes, a leading global provider of location intelligence solutions. From 1997 until September 2007, Mr. Landers held several senior finance positions, including Vice President of Finance and Administration, at MapInfo, a publicly-held company which was acquired by Pitney Bowes in April 2007. Earlier in his career, Mr. Landers was a Business Assurance Manager with Coopers & Lybrand. Mr. Landers is a Certified Public Accountant and holds a bachelor's degree in accounting from Le Moyne College in Syracuse, N.Y. and a master’s degree in business administration from The College of Saint Rose in Albany, N.Y. Mr. Landers brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and as chief executive officer and a chief financial officer of a publicly-held company.

Michael Taglich has been a member of our Board of Directors since 2013. He is the Chairman and President of Taglich Brothers, Inc., a New York City based securities firm which he co-founded in 1992 with his brother Robert Taglich. Taglich Brothers, Inc. focuses on public and private micro-cap companies in a wide variety of industries. He is currently the Chairman of the Board of each Air Industries Group Inc., a publicly traded aerospace and defense company (NYSE AIRI), and BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure treatment. He also serves as a director of a number of other private companies, and is a director of Icagen Inc, a drug screening company. Michael Taglich brings extensive professional experience which spans various aspects of senior management, including finance, operations and strategic planning. Mr. Taglich has more than 30 years of financial industry experience, and served on his first public company board over 20 years ago.

Robert Taglich has been a member of our Board of Directors since May 2016. He is the Co-Founder and Senior Director of Taglich Brothers, Inc., a New York City based securities firm which he co-founded in 1992 with his brother, Michael Taglich. Taglich Brothers, Inc. focuses on public and private micro-cap companies in a wide variety of industries. He is currently a board member of BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure treatment. Robert Taglich brings extensive professional experience which spans various aspects of senior management, including finance, operations and strategic planning. Mr. Taglich has more than 30 years of financial industry experience.

Roger Kahn has been our President and Chief Executive Officer since May 2016. Mr. Kahn joined the Company as the Chief Operating Officer in August 2015. In December 2015, the Board of Directors appointed him Co-Interim Chief Executive Officer and President alongside Mr. Michael Prinn, the Company’s Chief Financial Officer. Prior to joining Bridgeline Digital, Mr. Kahn co-founded FatWire, a leading content management and digital engagement company. As the General Manager and Chief Technology Officer of FatWire, Mr. Kahn built the company into a global corporation with offices in thirteen countries and annual revenues of $40 million. Fatwire was acquired by Oracle in 2011 for $160 million. Mr. Kahn received his Ph.D in Computer Science and Artificial Intelligence from the University of Chicago.

Michael Prinn has been our Executive Vice President and Chief Financial Officer since October 2012. In addition to his duties as Chief Financial Officer, Mr. Prinn acted as Co-Interim Chief Executive Officer and President alongside Mr. Roger Kahn from December 2015 until Mr. Kahn’s appointment to President and Chief Executive Officer in May 2016. Mr. Prinn joined Bridgeline Digital in August 2010 as our Vice President of Finance as was subsequently promoted to the position of Chief Accounting Officer and Executive Vice President of Finance. Prior to joining Bridgeline Digital, from 2006 to 2010, Mr. Prinn was a Senior Manager and Controller at Sapient, a $1.4 billion publicly-held global integrated marketing and technology services company. From 2003 to 2006 Mr. Prinn was the Corporate Controller for SensAble Technologies, a developer of 3D touch-enabled digital solutions. Prior to joining SensAble Technologies, Mr. Prinn was an Audit Manager in Arthur Andersen’s High Tech Audit Practice. Mr. Prinn received his B.S. in Accounting from Boston College and is a Certified Public Accountant.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of our accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Audit Committee is comprised of Mr. Galaznik (Chair), Ms. Kahn and Mr. Landers. Our Board has determined that each of the members of the Audit Committee meet the criteria for independence under the standards provided by the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During Fiscal 2016, the Audit Committee met five times. Each member of the Audit Committee attended each such meeting. The Chairman of the Audit Committee was present at all meetings.

Audit Committee Financial Expert. Our Board has also determined that each of Mr. Galaznik and Mr. Landers qualifies as an "audit committee financial expert" as defined under Item 407(d) (5) of Regulation S-K and as an independent director as defined by the Nasdaq listing standards.

Compensation Committee

The Compensation Committee evaluates the performance of our senior executives, considers the design and competitiveness of our compensation plans, including the review of independent research and data regarding compensation paid to executives of public companies of similar size and geographic location, reviews and approves senior executive compensation and administers our equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee is comprised of Ms. Kahn (Chair), Mr. Galaznik and Mr. Landers, all of whom are independent directors. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During Fiscal 2016, the Compensation Committee met seven times and acted three times by unanimous written consent.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. A copy of such charter is available on the Company's website, www.bridgeline.com. Our Nominating and Governance Committee is comprised of Mr. Landers (Chair) and Ms. Kahn, each of whom are independent directors. During Fiscal 2016, the Nominating and Governance Committee met five times.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on review of the copies of such forms received by the Company with respect to 2016, the Company is not aware of any late filings. The Company believes that all of the filing obligations of officers, directors and 10% stockholders under section 16(a) during 2016 have been fulfilled.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended September 30, 2016 and September 30, 2015 for our principal executive officer and our other two most highly compensated executive officers who were serving as executive officers on September 30, 2016. We refer to these officers as our named executive officers.

Name and	Fiscal			Option	All Other
Principal Position	Year End	Salary	Bonus	Awards (2)	Compensation (3)	Total

Roger Kahn (1)	2016	$300,000	$23,438	$644,490	$11,230	$979,158
President and Chief
Executive Officer	2015	$31,818	$-	$156,744	$-	$188,562

Thomas Massie (4)	2016	$92,300	$-	$-	$312,500	$404,800
Former President and Chief
Executive Officer and Director	2015	$375,000	$-	$-	$-	$375,000

Michael Prinn (5)	2016	$250,000	$14,063	$124,550	$-	$388,613
Executive Vice President
and Chief Financial Officer	2015	$225,000	$-	$-	$-	$225,000

(1)

Roger Kahn is the Company’s current President and Chief Operating Officer. He was appointed Co-Interim Chief Operating Officer and President on December 1, 2015, and then appointed President and Chief Operating Officer on May 1, 2016.

(2)

Represents the aggregate grant date fair value of the entire stock option awards for the fiscal years ended September 30, 2016 and 2015, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), excluding the impact of estimated forfeitures of stock options. None of the stock option awards listed above were exercised in the fiscal years ended September 30, 2016 and 2015, and the amounts set forth above do not represent amounts actually received by the executives.

(3)

Amounts paid to Mr. Kahn represent reimbursement for living expenses per Mr. Kahn’s Employment Agreement. Amounts paid to Mr. Massie represent payments in connection to his Separation and Advisor Agreement. (See Employment Agreements below.)

(4)	Mr. Massie resigned from his position of President, Chief Operating Officer and Director on December 1, 2015.

(5)

In addition to his duties as Chief Financial Officer, Michael Prinn was appointed Co-Interim Chief Operating Officer and President on December 1, 2015 until Mr. Kahn’s appointment to President and Chief Operating Officer on May 1, 2016.

Employment Agreements

Roger Kahn

         We have entered into an employment agreement with Roger Kahn, our President and Chief Executive Officer, to provide executive management services. The agreement had an initial term of thirteen months beginning August 24, 2015 and terminating on September 30, 2016. It was amended on May 1, 2016 (“First Amendment”) to extend through September 30, 2017. The First Amendment includes a reimbursement for living expenses directly related to accommodations and utilities for an apartment near the Company’s corporate headquarters in an amount not to exceed $2,900 per month. The agreement renews for successive periods of one year if the Company provides written notice of renewal not less than 60 days prior to the end of the initial term or any applicable succeeding term. The agreement may be terminated by (i) us, in the event of Mr. Kahn's death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Kahn for good reason. In the event that Mr. Kahn is terminated by us without cause or Mr. Kahn resigns for good reason, he is entitled to receive severance payments equal to twelve months of salary and one full quarterly bonus. In addition, any stock option awards that are not exercisable will be immediately vested and exercisable.

Thomas Massie

Mr. Massie resigned as President and Chief Executive Officer and Director on December 1, 2015. In accordance with his Separation and Advisor Agreement, effective December 1, 2015, Mr. Massie is to receive a gross payment of $31,250 per month for sixteen months. In addition, Mr. Massie will receive 100% coverage of the associated premiums for medical and dental coverage during such period.

Michael Prinn

         We have entered into an employment agreement with Michael Prinn, our Executive Vice President and Chief Financial Officer, to provide executive management services. Mr. Prinn’s employment agreement is effective for the period of twelve months commencing October 1, 2015 and was renewed for an additional twelve months. The agreement may be terminated by (i) us, in the event of Mr. Prinn's death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Prinn for good reason. In the event that Mr. Prinn is terminated by us without cause or Mr. Prinn resigns for good reason, he is entitled to receive severance payments equal to twelve months of salary and bonus. In addition, any stock option awards that are not exercisable will be immediately vested and exercisable.

Outstanding Equity Awards at Fiscal 2016 Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2016.

Name	Grant Date	Number of Securities Underlying Unexercised Options Excercisable (1)(2)	Number of Securities Underlying Unexercised Options Unexercisable (1)(2)	Exercise price ($/sh)	Option Expiration Date
Roger Kahn (1)	08/24/2015	66,666	133,334	$1.15	08/24/2025
	08/19/2016	-	1,111,189	$0.82	08/19/2026
		66,666	1,244,523

Michael Prinn (1)	10/28/2011	12,000	-	$3.35	10/28/2021
	11/29/2011	10,000	-	$3.25	11/29/2021
	10/19/2012	15,000	-	$8.20	10/19/2022
	12/09/2013	10,000	5,000	$5.60	12/09/2023
	12/09/2015	-	75,000	$1.18	12/09/2025
	08/19/2016	-	110,000	$0.82	08/19/2026
		47,000	190,000

(1)	Shares vest in equal installments upon the anniversary date of the grant over three years.
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

(3)	Thomas Massie did not have any outstanding stock options as of September 30, 2016.

Director Compensation

The non-employee members of the Company's Board of Directors are compensated as follows:

●

Compensation. Each outside director receives an annual retainer of $12,000 and is compensated $1,500 for each meeting such director attends in person. Members of the Audit Committee receive additional annual compensation of $3,000.

●

Option Grants. Unless otherwise determined by the Board of Directors, outside directors each receive annual grants of options to purchase 2,000 shares of our Common Stock at an exercise price equal to the fair market value of the shares on the date of grant. The options vest over three years in equal installments on the anniversary of grant. New directors receive options to purchase 5,000 shares of our Common Stock at the then current fair market value upon election to the Board. During the fiscal year ended September 30, 2016, outside directors each received stock options to purchase 6,000 shares of Common Stock, with the exception of Robert Taglich who received 5,000 shares for his appointment to the Board.

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

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2016.

Name	Fees Earned or Paid in Cash or Stock(1)	Option Awards (2)	All Other Compensation	Total
Joni Kahn	$146,000	$3,780	—	$149,780
Kenneth Galaznik	$28,000	$3,780	—	$31,780
Scott Landers	$26,000	$3,780	—	$29,780
Michael Taglich	$18,000	$3,780	—	$21,780
Robert Taglich	$8,000	$2,500	—	$10,500

(1)

In lieu of cash payment for board services, our directors elected and were issued restricted Common Stock, which vested on September 30, 2016. Ms. Kahn also received $120,000 in cash payments for her services as the Chair of the Board. During fiscal 2016, a total of 118,650 restricted Common Stock shares were issued with a fair market value at the date of grant of $106,000, as follows:

Name	Common Stock Shares Issued	Fair Market Value
Joni Kahn	28,571	$26,000
Kenneth Galaznik	30,769	$28,000
Scott Landers	28,571	$26,000
Michael Taglich	19,780	$18,000
Robert Taglich	10,959	$8,000
Total	118,650	$106,000

(2)	Represents aggregate grant date fair value of the entire stock option awards for the fiscal year ended September 30, 2016 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), excluding the estimated impact of forfeitures of stock option grants. None of the stock option awards listed above were exercised in the fiscal year ended September 30, 2016, and the amounts set forth above do not represent amounts actually received by the Directors.

(3)

The following table sets forth the following aggregate number of shares under outstanding stock options plans held by Directors who are not named executive officers as of the fiscal year ended September 30, 2016.

Name	Number of Shares Underlying Outstanding Stock Options
Joni Kahn	25,000
Kenneth Galaznik	38,000
Scott Landers	32,000
Michael Taglich (1)	36,000
Robert Taglich (2)	20,000

(1)

In consideration for a loan to the Company of $250,000, Michael Taglich received 15,000 options to purchase the Company’s Common Stock on November 20, 2015 at a price of $1.21. The fair value of the options at the time of grant was $0.83 per share. The shares vest in equal installments upon the anniversary date of the grant over three years.

(2)

In consideration for consulting services to Company, Robert Taglich received 15,000 options to purchase the Company’s Common Stock on November 20, 2015 at a price of $1.21. The fair value of the options at the time of grant was $0.83 per share. The shares vest in equal installments upon the anniversary date of the grant over three years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after January 20, 2017 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each individual named below is our address, 80 Blanchard Road, 2nd Floor, Burlington, Massachusetts 01803.

The following table sets forth as of January 20, 2017, the beneficial ownership of our Common Stock by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. At the close of business on January 20, 2017 there were issued and outstanding 20,783,747 shares of our Common Stock entitled to cast 20,783,747 votes and 214,614 shares of Series A Preferred Stock. On January 20, 2017 the closing price of our Common Stock as reported on the Nasdaq Capital Market was $0.69 per share.

Except as indicated in the footnotes to the table below, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder.

This information is based upon information received from or on behalf of the individuals named herein.

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Michael Taglich	4,514,821	(1)	21.25%
Robert Taglich	1,504,001	(2)	7.15%
Roger Kahn	474,029	(3)	2.27%
Michael Prinn	79,400	(4)	*
Kenneth Galaznik	78,057	(5)	*
Scott Landers	70,120	(6)	*
Joni Kahn	64,440	(7)	*
All current executive officers and directors as a group (7)	6,784,868	(8)	31.25%

*less than 1%

(1)

Includes 437,813 shares issuable upon the exercise of warrants, and 20,000 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 20, 2017). Also includes 8,696 shares of Common Stock and 600 shares issuable upon the exercise of warrants owned by Mr. Taglich’s spouse.

(2)

Includes 64,413 shares issuable upon the exercise of warrants, 177,715 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock, and 5,000 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 20, 2017).

(3)	Includes 66,666 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 20, 2017).

(4)	Includes 77,000 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 20, 2017).

(5)	Includes 32,000 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 20, 2017).

(6)

Includes 26,000 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 20, 2017). Includes 2,000 shares of Common Stock owned by Mr. Landers’ children.

(7)	Includes 19,000 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 20, 2017).

(8)	Includes 245,666 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 20, 2017).

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

(1) At September 30, 2016, there were 1,643,724 total Warrants outstanding.

In fiscal 2016, the Company issued 950,551 to investors and placements agents, as follows: 486,668 warrants were issued to the placement agents in connection with private placements, 433,883 warrants were issued in connection with the conversion of term notes to shareholders, and 30,000 warrants were issued to an investor shareholder.

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

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc were the Placement Agents for many of the Company’s private offerings in 2012, 2013, 2014, and 2016. They were also the Placement Agent for the Company’s $3 million subordinated debt offering in 2013 and the Series A Preferred stock sale in 2015. Michael Taglich beneficially owns approximately 22% of Bridgeline stock.

Michael Taglich has personally guaranteed $2 million in connection with the Company’s out of formula borrowings on its credit facility (the “Guaranty”) with its lenders. In consideration of the Guaranty to the Company’s lender, on January 7, 2015, the Company issued Michael Taglich a warrant to purchase 60,000 shares of Common Stock of the Company at a price equal to $4.00 per share. Bridgeline also entered into a side letter with Michael Taglich pursuant to which Bridgeline agreed in the event the Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 30,000 shares of Common Stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015. Since the Guaranty did remain outstanding for a period of more than 12 months, a warrant to purchase 30,000 shares of Common Stock was issued to Michael Taglich in January 2016 at a price of $4.00.

Robert Taglich was appointed to the Company’s Board of Directors in May 2016. Robert Taglich beneficially owns approximately 8% of Bridgeline stock. Robert Taglich was a consultant to the Company prior to his appointment to the Board of Directors. As compensation for his consulting services, Robert Taglich was granted 15,000 options to purchase the Company’s Common Stock on November 20, 2015 at a price of $1.21. The fair value of the options at the time of grant was $0.83 per share.

On March 21, 2014, the Company entered into a Placement Agent Agreement with Taglich Brothers, Inc. engaging Taglich Brothers, Inc. to provide services as a placement agent in a proposed private placement. In return for the services provided, the Company paid Taglich Brothers, Inc. a cash commission equal to 8% of the amount raised by the Company in the private placement and issued affiliates of Taglich Brothers five year warrants to purchase such number of shares of Common Stock equal to 10% of the equity issued in the private placement at an exercise price of $5.25 per share.

On October 15, 2014, the Company entered into a Placement Agent Agreement with Taglich Brothers, Inc. engaging Taglich Brothers, Inc. to provide services as a placement agent in a proposed private placement. In return for the services provided, the Company paid Taglich Brothers, Inc. a cash commission equal to 8% of the amount raised by the Company in the private placement and issued affiliates of Taglich Brothers five year warrants to purchase such number of shares of Common Stock equal to 10% of the equity issued in the private placement at an exercise price of $3.25 per share.

On March 14, 2016, the Company entered into a Placement Agent Agreement with Taglich Brothers, Inc. engaging Taglich Brothers, Inc. to provide services as a placement agent in a proposed private placement. In return for the services provided, the Company will pay Taglich Brothers, Inc. a cash commission equal to 8% of the amount raised by the Company in the private placement and will issue affiliates of Taglich Brothers five year warrants to purchase such number of shares of Common Stock equal to 10% of the equity issuable in the private placement at an exercise price equal to the closing price of the Common Stock on the date of issuance of the warrants.

The Company issued term notes totaling $3 million to certain officers and directors: Roger Kahn, Michael Taglich and Robert Taglich. Term notes totaling $2.45 million were issued to Michael Taglich from the period of January 2015 through February 2016. Term notes totaling $450,000 were issued to Robert Taglich in December 2015 and February 2016. A term note in the amount of $100,000 was issued to Roger Kahn in February 2016. Roger Kahn is the Company’s President and Chief Executive Officer. On April 29, 2016, the shareholders of the Company approved the proposal for the issuance of up to 4,700,000 shares of the Company’s Common Stock upon conversion of the outstanding term notes to common stock. In May 2016, each of Roger Kahn, Michael Taglich and Robert Taglich converted all outstanding principal and accrued but unpaid interest due under such outstanding term notes into shares of Common Stock of the Company at a conversion price of $0.75 per share. In connection with the conversion, a total of 4,338,822 shares of Common Stock were issued. Roger Kahn received 136,178 shares of Common Stock, Michael Taglich received 3,576,045 shares of Common Stock and Robert Taglich received 626,599 shares of Common Stock. The Taglich Brothers, Inc acted as the Placement Agent for the conversion of these notes and were granted warrants to purchase 433,883 shares of Common Stock at a price of $0.75 per share.

In connection with the equity conversion of the $3 million in term notes mentioned above, the Taglich Brothers, Inc. were granted Placement Agent warrants to purchase 433,883 shares of Common Stock at a price of $0.75 per share. Included in the distribution were 175,600 warrants to Michael Taglich and 142,758 warrants to Robert Taglich. The warrants expire in five years.

In connection with a private offering in July 2016, the Taglich Brothers, Inc. were granted Placement Agent warrants to purchase 220,000 shares of Common Stock at a price of $0.92 per share. Included in the distribution were 44,320 warrants to Michael Taglich and 36,180 warrants to Robert Taglich. The warrants expire in five years.

The Company also had an annual service contract for $18,000 for fiscal 2016 with Taglich Brothers, Inc. to perform market research and many of the employees of Taglich Brothers, Inc. are investors of the Company.

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

The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended September 30, 2016 and September 20, 2015. The Company did not engage its independent registered public accounting firm during either of the fiscal years ended September 30, 2016 or September 20, 2015 for any other non-audit services.

Type of Service	Amount of Fee for Fiscal Year Ended
	September 30, 2016	September 30, 2015
Audit Fees	$240,450	$ 243,868
Audit-Related Fees	—	—
Tax Fees	—	—
Total	$240,450	$ 243,868

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

There were no other fees paid or accrued to Marcum LLP in the fiscal years ended September 30, 2016 or September 30, 2015.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal years ended September 30, 2016 and 2015, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

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

January 24, 2017

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	President and Chief Executive Officer	January 24, 2017
Roger Kahn	(Principal Executive Officer)

/s/ Michael Prinn	Executive Vice President and Chief Financial Officer	January 24, 2017
Michael Prinn	(Principal Financial Officer)

/s/ Kenneth Galaznik	Director	January 24, 2017
Kenneth Galaznik

/s/Joni Kahn	Director	January 24, 2017
Joni Kahn

/s/ Scott Landers	Director	January 24, 2017
Scott Landers

/s/ Michael Taglich	Director	January 24, 2017
Michael Taglich

/s/ Robert Taglich	Director	January 24, 2017
Robert Taglich

 Index of Exhibits

Exhibit No.	Description of Document

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.