Form 10-Q
period 2016-12-31
Bridgeline Digital, Inc.
filed 2017-02-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of February 14, 2017 was 20,967,876.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2016

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2016

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital market, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share data)

(Unaudited)

	December 31, 2016	September 30, 2016
ASSETS

Current assets:
Cash and cash equivalents	$1,428	$661
Accounts receivable and unbilled receivables, net	2,630	2,549
Prepaid expenses and other current assets	344	381
Total current assets	4,402	3,591
Equipment and improvements, net	423	512
Intangible assets, net	477	548
Goodwill	12,641	12,641
Other assets	416	436
Total assets	$18,359	$17,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$915	$1,285
Accrued liabilities	979	1,021
Capital lease obligations, current	33	45
Deferred revenue	1,547	1,360
Total current liabilities	3,474	3,711

Debt, net of current portion	2,390	2,115
Other long term liabilities	420	400
Total liabilities	6,284	6,226

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 222,822 at December 31, 2016 and 221,092 at September 30, 2016, issued and outstanding (liquidation preference $2,296)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 20,783,747 at December 31, 2016 and 18,637,709 at September 30, 2016, issued and outstanding	21	19
Additional paid-in capital	65,247	64,202
Accumulated deficit	(52,842)	(52,366)
Accumulated other comprehensive loss	(351)	(353)
Total stockholders’ equity	12,075	11,502
Total liabilities and stockholders’ equity	$18,359	$17,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Net revenue:
Digital engagement services	$2,026	$2,373
Subscription and perpetual licenses	1,725	1,523
Managed service hosting	240	347
Total net revenue	3,991	4,243
Cost of revenue:
Digital engagement services	1,128	1,454
Subscription and perpetual licenses	496	558
Managed service hosting	71	77
Total cost of revenue	1,695	2,089
Gross profit	2,296	2,154
Operating expenses:
Sales and marketing	1,294	1,068
General and administrative	791	862
Research and development	360	341
Depreciation and amortization	185	356
Restructuring charges	31	586
Total operating expenses	2,661	3,213
Loss from operations	(365)	(1,059)
Interest and other expense, net	(31)	(283)
Loss before income taxes	(396)	(1,342)
Provision for income taxes	12	6
Net loss	(408)	(1,348)
Dividends on convertible preferred stock	(68)	(32)
Net loss applicable to common shareholders	$(476)	$(1,380)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.02)	$(0.25)
Number of weighted average shares outstanding:
Basic and diluted	20,022,720	5,164,809

 The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Net Loss	$(408)	$(1,348)

Net change in foreign currency translation adjustment	2	1
Comprehensive loss	$(406)	$(1,347)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(408)	$(1,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	71	107
Depreciation	89	231
Other amortization	39	198
Stock-based compensation	122	72
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	(81)	(44)
Prepaid expenses and other assets	39	60
Accounts payable and accrued liabilities	(390)	(18)
Deferred revenue	187	50
Other liabilities	39	5
Total adjustments	115	661
Net cash used in operating activities	(293)	(687)
Cash flows used in investing activities:
Software development capitalization costs	(21)	(44)
Net cash used in investing activities	(21)	(44)
Cash flows provided by financing activities:
Proceeds from issuance of 2,135 shares for the three months ended December 31, 2016 and 680 shares for the three months ended December 31, 2015, net of issuance costs	891	669
Proceeeds from bank term loan	-	500
Proceeds from term notes from stockholder	-	500
Borrowing on bank line of credit	355	108
Payments on bank term loan	-	(250)
Payments on bank line of credit	(80)	(336)
Contingent acquisition payments	(75)	(113)
Principal payments on capital leases	(12)	(105)
Net cash provided by financing activities	1,079	973
Effect of exchange rate changes on cash and cash equivalents	2	1
Net increase in cash and cash equivalents	767	243
Cash and cash equivalents at beginning of period	661	337
Cash and cash equivalents at end of period	$1,428	$580
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$33	$67
Income taxes	$17	$3
Non cash investing and financing activities:
Accrued dividends on convertible preferred stock	$68	$32

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

The iAPPS platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or Bridgeline’s Tier 1 hosting facility.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund acquisitions to broaden our geographic footprint, develop new products, and build infrastructure. During the past two fiscal years, the Company executed a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses. The Company’s management believes it will have an appropriate cost structure for its anticipated sales in fiscal 2017 and have made the anticipated reductions to positive Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, stock-based compensation charges and other onetime charges). As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. However, there can be no assurance that the anticipated sales level will be achieved.

The Company also has a Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Bank”). The Heritage Bank Agreement (“Heritage Agreement”) has a term of 24 months and will expire on June 9, 2018. The Heritage Agreement currently provides for $2.5 million of revolving credit advances and may be used for acquisitions and working capital purposes. The credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity. As of December 31, 2016, the Company had an outstanding balance under the Heritage Agreement of $2.4 million.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016, and the interim Condensed Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows for the three months ended December 31, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the same instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2016. These interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at December 31, 2016 and September 30, 2016 and its results of operations and cash flows for the three months ended December 31, 2016 and 2015. The results for the three months ended December 31, 2016 are not necessarily indicative of the results to be expected for the year ending September 30, 2017. The accompanying September 30, 2016 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-18 which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption of ASU 2016-18 is permitted, including adoption in an interim period. Management is currently evaluating the adoption of ASU 2016-18 on its consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of December 31, 2016	As of September 30, 2016
Accounts receivable	$2,711	$2,627
Unbilled receivables	52	60
Subtotal	2,763	2,687
Allowance for doubtful accounts	(133)	(138)
Accounts receivable and unbilled receivables, net	$2,630	$2,549

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of December 31, 2016 and September 30, 2016 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of December 31, 2016 and September 30, 2016 based on acceptable valuation methodologies which use market data of similar size and situated debt issues. The Company no longer has assets or liabilities to be measured at fair value on a recurring basis as of December 31, 2016.

Assets and liabilities to be measured at fair value on a recurring basis as of September 30, 2016 consisted only of contingent acquisition consideration, as follows:

	September 30, 2016
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent acquisition consideration	-	-	$75	$75
Total Liabilities	-	-	$75	$75

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

Changes in the fair value of the contingent consideration liability were as follows:

Contingent Consideration
Balance, October 1, 2016	$75
Payment of contingent consideration	(75)
Balance, December 31, 2016	$-

5.   Intangible Assets

The components of intangible assets are as follows:

	As of December 31, 2016	As of September 30, 2016
Domain and trade names	$10	$10
Customer related	339	392
Non-compete agreements	128	146
Balance at end of period	$477	$548

Total amortization expense related to intangible assets for the three months ended December 31, 2016 and 2015 was $71 and $107, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal years 2017 (remaining), 2018, and 2019 is $214, $242, and $21, respectively.

6.  Goodwill

For fiscal 2016, the Company performed the annual assessment of goodwill during the fourth quarter of 2016 and concluded that goodwill was not impaired. In estimating fair value, the Company performed a discounted cash flow analysis on the reporting unit to determine fair value. The inputs to the discounted cash flow model are considered level 3 in the fair value hierarchy. The impairment test performed by the Company indicated that the estimated fair value of the reporting unit was more than its corresponding carrying amount. As a result of the analyses performed, the Company assessed that goodwill was not impaired. The Company did not have an impairment charge in the three months ended December 31, 2016.

7.   Restructuring

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

The following table summarizes the restructuring activity for the three months ended December 31, 2016:

	Employee Severence and Benefits	Facility Closures and Other Costs	Total
Balance at beginning of period, October 1, 2016	$193	$247	$440
Charges to operations	-	-	-
Cash disbursements	(99)	(40)	(139)
Changes in estimates	-	-	-
Balance at end of period, December 31, 2016	$94	$207	$301

The components of the accrued restructuring liabilities is as follows:

	As of December 31, 2016	As of September 30, 2016
Facilities and related	$162	$195
Employee related	94	193
Other	45	52
Total	$301	$440

As of December 31, 2016, $210 was reflected in Accrued Liabilities and $91 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet. As of September 30, 2016, $331 was reflected in Accrued Liabilities and $109 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet. In the three months ended December 31, 2016, charged $31 to restructuring expenses.

8.   Debt

Debt at December 31, 2016 and September 30, 2016 consists of the borrowings on the bank line of credit.

Line of Credit

In June 2016, the Company replaced its Loan and Security Agreement with BridgeBank (the “Bridgebank Agreement”) with a new Loan and Security Agreement with Heritage Bank of Commerce. The Heritage Agreement has a term of 24 months and will expire on June 9, 2018. The Company will pay an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the second year.  Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company will be required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric. The Heritage Agreement currently provides for up to $2.5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $2.5 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time. The borrowings or credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity.  Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, (currently 5.5%).

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

An amendment to the Heritage Agreement (“First Amendment”) was executed on August 15, 2016 and included a waiver for the Adjusted EBITDA metric for the quarter ended June 30, 2016. The First Amendment also included a decrease in the revolving line of credit from $3.0 million to $2.5 million and the Adjusted EBITDA metric for the quarter ended September 30, 2016. The First Amendment also included a minimum cash requirement of $500 in the Company’s accounts at Heritage, which was waived for the period ended September 30, 2016. On December 14, 2016, a second amendment to the Heritage Agreement (“Second Amendment”) was executed. The Second Amendment included a minimum cash requirement of $250 in the Company’s accounts at Heritage and the Adjusted EBITDA metrics for fiscal 2017. As of December 31, 2016, the Company had an outstanding balance under the Heritage Agreement of $2.4 million. All financial covenants were met for the quarter ended December 31, 2016.

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

9.   Other Long Term Liabilities

Deferred Rent

In connection with the lease in Massachusetts, the Company made an investment in leasehold improvements at this location of approximately $1.4 million, of which approximately $657 was funded by the landlord. The capitalized leasehold improvements are being amortized over the initial life of the lease. The improvements funded by the landlord are treated as lease incentives. Accordingly, the funding received from the landlord was recorded as a fixed asset addition and a deferred rent liability on the Condensed Consolidated Balance Sheets. As of December 31, 2016, $144 was reflected in Accrued Liabilities and $160 is reflected in Other Long Term Liabilities on the Consolidated Balance Sheet. As of September 30, 2016, $141 was reflected in Accrued Liabilities and $197 is reflected in Other Long Term Liabilities on the Consolidated Balance Sheet. The deferred rent liability is being amortized as a reduction of rent expense over the life of the lease.

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

Cumulative dividends are payable at a rate of 6% per year. If, after two years, any Preferred Stock are outstanding the cash dividend rate will increase to 12.0% per year, which will become effective for the Company on January 1, 2017. If the Company does not pay the dividends in cash, then the Company may pay dividends in any quarter by delivery of additional shares of Preferred Stock (“PIK Election”). If the Company shall make the PIK Election with respect to the dividend payable, it shall deliver a number of shares of Preferred Stock equal to (A) the aggregate dividend payable to such holder as of the end of the quarter divided by (B) the lesser of (x) the then effective Conversion Price or (y) the average VWAP for the five (5) consecutive Trading Days prior to such dividend payment date. The Company shall have the right to force conversion of the Preferred Stock into shares of Common Stock at any time after the Common Stock trades in excess of $1.30 per share. The Preferred Shares shall vote with the Common on an as converted basis.

As of December 2016, the Company has issued 24,458 preferred convertible shares (PIK shares) to the preferred shareholders of which 3,366 were issued in October 2016. The Company elected to declare a PIK dividend for the next quarterly payment due January 1, 2017. The total PIK dividend declared for January 1, 2017 is 6,792 preferred stock shares at a dividend rate of 12%. As of December 31, 2016, a total of 1,636 shares have been converted to 5,034 shares of common stock.

Common Stock

On November 3, 2016, the Company entered into Securities Purchase Agreements (“November 2016 Private Placement”) with certain institutional and accredited investors (the “Purchasers”) to sell an aggregate total of 2,135,362 shares of common stock for $0.48 per share (the “Purchaser Shares”) for gross proceeds of $1.0 million. The Company’s President and CEO (Roger Kahn) and two of the Company’s directors (Michael Taglich and Robert Taglich) purchased shares of common stock in this private offering. Roger Kahn purchased 86,000 common shares and Michael and Robert Taglich each purchased 153,846 common shares. Also, as additional consideration, the Company issued to the Purchasers, warrants to purchase an aggregate total of 1,067,681 shares common stock (the “Purchaser Warrant Shares”).

Registration Rights and Piggyback Registration

The Company and the Purchasers also entered into a Registration Rights Agreement, wherein the Company agreed to file a registration statement (“Registration” or “Form S-3”) to register the Purchaser Shares and Purchaser Warrant Shares under the Securities Act of 1933, as amended. The Registration was filed with the Securities and Exchange Commission on November 14, 2016 and further amended on December 23, 2016. A total of 1,741,670 Purchaser Shares and 870,835 Purchaser Warrant Shares were registered with the Form S-3 filing. Roger Kahn, Michael Taglich, and Robert Taglich did not participate in the Registration.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Also included in the Registration were other securities that had been purchased prior to the November 2016 Private Placement, namely private placements of our common stock and warrants to purchase common stock. As a part of these private placement transactions, the Company had offered certain investors piggyback registration rights such that, in the event the Company filed a registration statement to register its securities under the Securities Act, the shares of common stock issued or issuable to those investors would be eligible to also be included in the registration statement to be registered under the Securities Act. Accordingly, in addition to the Purchaser Shares and Purchaser Warrants from the November 2016 Private Placement, 3,082,661 common shares and warrants were included in the registration statement pursuant to these previously granted piggyback registration rights. In total, the Registration included 5,695,165 shares of common stock and warrants to purchase common stock. Net proceeds to the Company after the completion of the November 2016 Private Placement and the Form S-3 was $891.

Contingent Consideration

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 105,288 common shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 67,693 shares of Bridgeline Digital common stock was contingently issuable to the sellers of ElementsLocal. The contingent consideration was payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. As of December 31, 2016, the stockholders of ElementsLocal earned the full earnout of 67,693 shares of common stock, of which the final earnout shares totaling 5,642 were issued in November 2016.

Stock Incentive Plans

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan replaced an older plan that had expired in August 2016. The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Initially, a total of 2,500,000 shares of the Company’s Common Stock will be reserved for issuance under this new plan. As of December 31, 2016, there are 1,495,170 shares available for future issuance.

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

In connection with the November 2016 Private Placement, the Company issued to the Purchasers warrants to purchase an aggregate total of 1,067,681 shares common stock. Each Purchaser Warrant Share expires five and one-half years from the date of issuance and is exercisable for $0.70 per share beginning six-months from the date of issuance, or May 9, 2017.  The warrants expire May 9, 2022. Purchaser Warrant Shares were also issued to Roger Kahn (43,000 shares) and Michael and Robert Taglich (76,923 shares each).

As of December 31, 2016, the total warrants outstanding were issued as follows: 1,181,724 warrants were issued to the placement agents in connection with private placements and 1,529,681 warrants were issued to individual investors in connection with private placements, debt issuances and bank guarantees. Included in the total warrants outstanding are warrants to purchase 43,000 shares of common stock issued to the Company’s CEO and President, Roger Kahn, in connection with the November 2016 Private Placement, in which he purchased shares of common stock. Also included in the total warrants outstanding are warrants to purchase 734,056 shares of common stock issued to Michael Taglich. Michael Taglich is a member of the Board of Directors and a shareholder. Michael Taglich has been issued warrants in connection with his participation as an investor in private offerings and issuance of loans to the Company. He has also guaranteed $2.0 million in connection with the Company’s out of formula borrowings on its credit facility. Also included in the total warrants outstanding are warrants to purchase 320,274 shares of common stock issued to Robert Taglich. Robert Taglich is a member of the Board of Directors and a shareholder. Robert Taglich has been issued warrants in connection with his participation as an investor in private offerings of the Company. Michael Taglich and Robert Taglich are also the principals of Taglich Brothers, Inc who have been the placement agents for many of the Company’s private placements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Total warrants outstanding as of December 31, 2016 were as follows:

Description	Issue Date	Shares	Price	Expiration
Placement Agent	5/31/2012	43,479	$7.00	5/31/2017
Investors	6/19/2013	92,000	$6.25	6/19/2018
Placement Agent	6/19/2013	46,000	$6.25	6/19/2018
Placement Agent	9/30/2013	30,770	$6.50	9/30/2018
Placement Agent	11/6/2013	15,385	$6.50	11/6/2018
Placement Agent	3/28/2014	64,000	$5.25	3/28/2019
Placement Agent	10/28/2014	61,539	$3.25	10/28/2019
Individual Director	12/31/2014	60,000	$4.00	12/31/2019
Individual Director	2/12/2015	60,000	$4.00	2/12/2020
Individual Director	5/12/2015	60,000	$4.00	5/12/2020
Individual Director	7/21/2015	160,000	$1.75	7/21/2018
Individual Director	12/31/2015	30,000	$4.00	12/31/2020
Placement Agent	5/17/2016	433,883	$0.73	5/17/2021
Placement Agent	5/11/2016	266,668	$0.75	5/11/2021
Placement Agent	7/15/2016	220,000	$0.92	7/15/2021
Investors	11/9/2016	1,067,681	$0.70	5/9/2022
Total		2,711,405

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding, September 30, 2016	2,242,919	$1.51	1,643,724	$2.34
Granted	10,000	$0.51	1,067,681	$0.70
Exercised	-	$-	-	-
Forfeited or expired	(34,600)	$3.91	-	-
Outstanding, December 31, 2016	2,218,319	$1.46	2,711,405	$1.69

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

11.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

Accumulated Other Comprehensive Loss
Balance, October 1, 2016	$(353)
Foreign currency translation adjustment	2
Balance, December 31, 2016	$(351)

12.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

(in thousands, except per share data)	Three Months Ended December 31,
	2016	2015
Net loss	$(408)	$(1,348)
Accrued dividends on convertible preferred stock	(68)	(32)
Net loss applicable to common shareholders	$(476)	$(1,380)

Weighted average common shares outstanding - basic and diluted	20,023	5,165

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.02)	$(0.25)

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted net income per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants and preferred stock using the “treasury stock” method.  The computation of diluted earnings per share does not include the effect of outstanding stock options and warrants that are anti-dilutive.

For the three months ended December 31, 2016, there were no options to purchase shares of the Company’s common stock considered as dilutive, as the options were all valued at less than the current market price. Warrants to purchase 2,711,405 shares of common stock and the Series A convertible preferred stock shares have also been excluded as they are anti-dilutive to the Company’s net loss.

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

13.  Income Taxes

Income tax expense was $12 and $6 for the three months ended December 31, 2016 and 2015. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

14.  Related Party Transactions

Michael Taglich and Robert Taglich are both members of the Company’s Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm, which he co-founded with his brother Robert. Robert Taglich is Senior Director of Taglich Brothers, Inc. The Taglich Brothers, Inc. were the Placement Agents for many of the Company’s private offerings in 2012, 2013, 2014, and 2016. They were also the Placement Agent for the Company’s $3.0 million subordinated debt offering in 2013 and the Series A Preferred stock sale in 2015. Michael Taglich beneficially owns approximately 24% of Bridgeline stock. Michael Taglich has also guaranteed $2.0 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank. Robert Taglich beneficially owns approximately 8% of Bridgeline stock. The Company also has an annual service contract for $18 with Taglich Brothers, Inc to perform market research.

15.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of December 31, 2016 the Company was not engaged with any material legal proceedings.

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

Customer Information

We currently have over 3,000 active customers. For the three months ended December 31, 2016, one customer represented 12% of the Company’s total revenue. For the three months ended December 31, 2015, one customer represented 11% of the Company’s total revenue.

Results of Operations for the Three Months Ended December 31, 2016 compared to the Three Months Ended December 31, 2015

Total revenue for the three months ended December 31, 2016 was $4.0 million compared with $4.2 million for the three months ended December 31, 2015.  We had a net loss of ($408) for the three months ended December 31, 2016 compared with net loss of ($1.3) million for the three months ended December 31, 2015.  Net loss per share applicable to common shareholders was ($0.02) for the three months ended December 31, 2016 and ($0.25) for the three months ended December 31, 2015.

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015	$ Change	% Change
Revenue
Digital engagement services	$2,026	$2,373	$(347)	(15%)
% of total revenue	51%	56%
Subscription and perpetual licenses	1,725	1,523	202	13%
% of total revenue	43%	36%
Managed service hosting	240	347	(107)	(31%)
% of total revenue	6%	8%
Total revenue	3,991	4,243	(252)	(6%)

Cost of revenue

Digital engagement services	1,128	1,454	(326)	(22%)
% of digital engagement revenue	56%	61%
Subscription and perpetual licenses	496	558	(62)	(11%)
% of subscription and perpetual licenses revenue	29%	37%
Managed service hosting	71	77	(6)	(8%)
% of managed service hosting	30%	22%
Total cost of revenue	1,695	2,089	(394)	(19%)
Gross profit	2,296	2,154	142	7%
Gross profit margin	58%	51%

Operating expenses
Sales and marketing	1,294	1,068	226	21%
% of total revenue	32%	25%
General and administrative	791	862	(71)	(8%)
% of total revenue	20%	20%
Research and development	360	341	19	6%
% of total revenue	9%	8%
Depreciation and amortization	185	356	(171)	(48%)
% of total revenue	5%	8%
Restructuring expenses	31	586	(555)	(95%)
% of total revenue	1%	14%
Total operating expenses	2,661	3,213	(552)	(17%)
% of total revenue	67%	76%

Loss from operations	(365)	(1,059)	694	(66%)
Interest expense, net	(31)	(283)	252	(89%)
Loss before income taxes	(396)	(1,342)	946	(70%)
Provision for income taxes	12	6	6	100%
Net loss	$(408)	$(1,348)	$940	(70%)

Non-GAAP Measure
Adjusted EBITDA	$10	$65	$(55)	(85%)

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement related services and other digital engagement related services generated from non-iAPPS related engagements. In total, revenue from digital engagement services decreased $347 thousand, or 15%, to $2.0 million for the three months ended December 31, 2016 compared to $2.4 million for the three months ended December 31, 2015. The decrease in iAPPS digital engagements services is a result of a decrease in new iAPPS engagements, as we have been rebuilding our sales team. Also partially contributing to the decline, was the expected decreases in non-iAPPS engagement services, as we continue to concentrate on selling higher-margin iAPPS digital engagements and less emphasis on these customers. Digital engagement services revenue as a percentage of total revenue decreased to 51% from 56% for the three months ended December 31, 2016 compared to the prior period.  The decrease is attributable to the decreases in both iAPPS and non iAPPS digital engagement services revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $202 thousand, or 13%, to $1.7 million for the three months ended December 31, 2016 compared to $1.5 million for the three months ended December 31, 2015.  The increase is primarily due to increases in new iAPPS subscription licenses (“SaaS”) and new perpetual licenses. Subscription and perpetual license revenue as a percentage of total revenue increased to 43% for the three months ended December 31, 2016 from 36% compared to the three months ended December 31, 2015. The increase as a percentage of revenues is attributable to the increases in iAPPS subscriptions and perpetual licenses.

Managed Service Hosting

Revenue from managed service hosting decreased $107 thousand, or 31%, to $240 thousand for the three months ended December 31, 2016 compared to $347 thousand for the three months ended December 31, 2015.   The decrease is due to the non-renewal of hosting contracts for non-iAPPs customers obtained through previous acquisitions, as well as attrition from existing iAPPS customers. Managed services revenue as a percentage of total revenue decreased to 6% for the three months ended December 31, 2016 from 8% compared to the three months ended December 31, 2015. The decrease as a percentage of revenue is attributable to the decrease in non-iAPPS customer hosting contracts.

Costs of Revenue

Total cost of revenue decreased $394 thousand to $1.7 million or 19% for the three months ended December 31, 2016 compared to $2.1 million for the three months ended December 31, 2015. The gross profit margin improved to 58% for the three months ended December 31, 2016 compared to 51% for the three months ended December 31, 2015. The improvement in the gross profit margin for the three months ended December 31, 2016 compared to the three months ended December 31, 2015 is attributable to reductions in facilities and overhead costs combined with an increase in utilization from a more efficient billable services team.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $326 thousand, or 22%, to $1.1 million for the three months ended December 31, 2016 compared to $1.5 million for the three months ended December 31, 2015. The cost of digital engagement services as a percentage of digital engagement services revenue decreased to 56% from 61% compared to the three months ended December 31, 2015.  The decreases are due to a reductions in facilities and overhead costs combined with an increase in utilization from a more efficient billable services team.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $62 thousand, or 11%, to $496 thousand for the three months ended December 31, 2016 compared to $558 thousand for the three months ended December 31, 2015. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 29% from 37% compared to the three months ended December 31, 2015.  The decreases are due to cessation of amortization costs related to the capitalization of software offset by costs to transition our network operations center from a co-managed facility at Internap to a cloud-based model with Amazon Web Services.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $6 thousand, or 8%, to $71 thousand for the three months ended December 31, 2016 compared to $77 thousand for the three months ended December 31, 2015. The cost of managed services as a percentage of managed services revenue increased to 30% from 22% compared to the three months ended December 31, 2015. The percentage increase is attributable to the transition of our network operations center from a co-managed facility at Internap to a cloud-based model with Amazon Web Services.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $226 thousand to $1.3 million, or 21%, for the three months ended December 31, 2016 compared to $1.1 for the three months ended December 31, 2015.  Sales and marketing expenses represented 32% and 25% of total revenue for the three months ended December 31, 2016 and 2015, respectively. The increases for the three months ended December 31, 2016 compared to the three months ended December 31, 2015 is attributable to increases in sales personnel, sales commissions, and marketing expenses in order to create and build an inside sales team, increase the direct sales team, and position the Company for growth.

General and Administrative Expenses

General and administrative expenses decreased $71 thousand, or 8%, to $791 thousand for the three months ended December 31, 2016 compared to $862 thousand for the three months ended December 31, 2015.   General and administrative expenses represented 20% of total revenue for both periods presented. The decrease in expense was due to decreases in headcount and personnel expenses.

Research and Development

Research and development expense increased $19 thousand, or 6%, to $360 thousand for the three months ended December 31, 2016 compared to $341 thousand for the three months ended December 31, 2015.  Research and development expenses represented 9% and 8% of total revenue for the three months ended December 31, 2016 and 2015, respectively. The increase in research and development expense is due to an increase in consultants to support current staffing needs.

Depreciation and Amortization

Depreciation and amortization expense decreased $171 thousand, or 48% to $185 for the three months ended December 31, 2016 compared to $356 thousand for the three months ended December 31, 2015.  Depreciation and amortization has decreased due to asset retirements related to the termination and closing of offices, as well as reductions in capital expenditures. Depreciation and amortization represented 5% and 8% of revenue for the three months ended December 31, 2016 and 2015.

Restructuring Expenses

Commencing in fiscal 2015, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with current revenue expectations. As part of these restructuring initiatives, we recorded $31 thousand and $586 thousand in the three months ended December 31, 2016 and 2015, respectively.

Net Loss

Loss from operations

The loss from operations was ($365) thousand for three months ended December 31, 2016, compared to a loss of ($1.1) million in the prior period. The gross profit margin increased to 58% for the three months ended December 31, 2016 compared to the 51% for the three months ended December 31, 2015. Operating expenses also decreased $552 thousand or 17% for the three months ended December 31, 2016 compared to December 31, 2015. We have made concerted efforts to bring our operating expenses in line with projected revenues.

Income Taxes

The provision for income tax expense was $12 thousand and $6 thousand for the three months ended December 31, 2016 and 2015, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended December 31,
	2016	2015
Net loss	$(408)	$(1,348)
Provision for income tax	12	6
Interest expense, net	31	283
Amortization of intangible assets	71	107
Depreciation	89	231
Restructuring charges	31	586
Other amortization	39	128
Stock based compensation	145	72
Adjusted EBITDA	$10	$65

Adjusted EBITDA decreased slightly compared to the first quarter of fiscal 2016. However, overall gross profit and gross margin have improved and operating expenses have significantly decreased.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $293 thousand for the three months ended December 31, 2016 compared to cash used in operating activities of $687 thousand for the three months ended December 31, 2015. This decrease in the use of cash compared to the prior period was primarily to the adjustments for non-cash items such as amortization and depreciation for the period and the higher net income for the period. We have reduced operating expenses which is reflected in the reduction of liabilities.

Investing Activities

Cash used in investing activities was $21 thousand for the three months ended December 31, 2016 compared to $44 thousand for the three months ended December 31, 2015.   In the three months ended December 31, 2016, we capitalized $21 thousand in costs related to iAPPS software development.

Financing Activities

Cash provided by financing activities was $1.1 million for the three months ended December 31, 2016 compared to $973 thousand for the three months ended December 31, 2015.  Cash provided by financing activities for the three months ended December 31, 2016 is primarily attributable to the sale and registration of 2,135,362 shares of common stock in November 2016, which raised a net $891 thousand in funds for current and future operations. We also borrowed $355 thousand on our line of credit with Heritage Bank. Partially offsetting these proceeds, payments of $80 thousand on the Heritage Bank line of credit, contingent acquisition payments of $75 thousand and capital lease payments of $12 thousand.

Capital Resources and Liquidity Outlook

In the first quarter of fiscal 2017, we entered into Securities Purchase Agreements with certain institutional and accredited investors to sell an aggregate total of 2,135,362 shares of our common stock for $0.48 per share. Concurrently, we filed a Form S-3 to register the majority of these shares, as well as shares purchased in previous private offerings.  In total, we received net proceeds of $891 thousand as a result of these transactions. The proceeds will be used to fund current and future operations. We believe that the proceeds from the November 2016 Private Placement, cash generated from operations, and proceeds from our bank line of credit will be sufficient to fund the Company’s working capital and capital expenditure needs in the foreseeable future. We have a borrowing facility with Heritage Bank from which we can borrow, and this line is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Commitments and Contingencies

As of December 31, 2016, we have no material commitments or contingencies.

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

Digital engagement services are contracted for primarily on a time and materials basis and to a lesser extent on a fixed price basis. For time and materials contracts, revenues are recognized as the services are performed. For fixed price engagements, after assigning the relative selling price to the elements of the arrangement, the Company applies the proportional performance model (if not subject to contract accounting) to recognize revenue based on cost incurred in relation to total estimated cost at completion. The Company has determined that labor costs are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input when providing application development services. Customers are invoiced monthly or upon the completion of milestones. For milestone based projects, since milestone pricing is based on expected hourly costs and the duration of such engagements is relatively short, this input approach principally mirrors an output approach under the proportional performance model for revenue recognition on such fixed priced engagements.

Digital engagement services also include professional services contracted for on a retainer basis or for a certain amount of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis.   For retained professional services sold on a stand-alone basis we recognize revenue as the services are delivered or over the term of the contractual retainer period. These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

Subscriptions and Perpetual Licenses

The Company licenses its software on either a perpetual or subscription basis. Customers may license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”.  SaaS is a model of software deployment where an application is hosted as a service provided to customers across the Internet.  Subscription agreements include access to the Company’s software application via an internet connection, the related hosting of the application, and PCS.  Customers receive automatic updates and upgrades, and new releases of the products as soon as they become available. Customers cannot take possession of the software.  Subscription agreements are typically thirty-six month term arrangements that automatically renew unless either party terminates upon 90 days’ notice of renewal.  Revenue is recognized monthly as the services are delivered.  Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the life of subscription period or the expected lives of customer relationships. We continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals.

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

Managed Service Hosting

Managed service hosting includes hosting arrangements that provide for the use of certain hardware and infrastructure for those customers who do not wish to host our applications independently.  Hosting agreements are typically annual arrangements that provide for termination for convenience by either party generally upon 30-days’ notice.  Revenue is recognized monthly as the hosting services are delivered.   Set up fees paid by customers in connection with managed hosting services are deferred and recognized ratably over the longer of the life of the hosting period or the expected lives of customer relationships. We continue to evaluate the length of the amortization period of the set up fees as we gain more experience with customer contract renewals.

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

Accounting for Stock-Based Compensation

At December 31, 2016, we maintained one stock-based compensation plan which is more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2016.

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

As of December 31, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2016.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended December 31, 2016. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Common Stock

In October 2016, the Company issued to one of it vendors 10,000 shares of common stock at $0.79 per share for a fair market value of $7,850 in exchange for services provided.

On November 3, 2016, the Company entered into Securities Purchase Agreements (the “November 2016 Private Placement”) with certain institutional and accredited investors (the “Purchasers”) to sell an aggregate total of 2,135,362 shares of common stock for $0.48 per share (the “Purchaser Shares”). The Company and those Purchasers, who were not also insiders, entered into a Registration Rights Agreement, wherein the Company agreed to file a registration statement (“Registration”) to register the Purchaser Shares and Purchaser Warrant Shares under the Securities Act of 1933, as amended. The Company’s CEO and President and two Directors purchased shares in this private placement but they elected to exclude their shares from the Registration. The Company’s President and CEO, Roger Kahn purchased 86,000 common shares and Michael and Robert Taglich, both Directors of the Company, each purchased 153,846 common shares.

Warrants

As additional consideration for the November 2016 Private Placement, the Company issued to the Purchasers, warrants to purchase an aggregate total of 1,067,681 shares common stock (the “Purchaser Warrant”). Each Purchaser Warrant expires five and one-half years from the date of issuance and is exercisable for $0.70 per share beginning six-months from the date of issuance, or May 9, 2017. The Company’s CEO and President and two Directors were also issued Purchaser Warrants, however, these individuals elected to exclude their warrants from the Registration filed with the Securities and Exchange Commission on November 14, 2016. Purchaser Warrant Shares were issued to Roger Kahn (43,000 shares) and Michael and Robert Taglich (76,923 shares each).

Stock Options

During the fiscal quarter ended December 31, 2016, the Company granted 10,000 stock options under The 2016 Stock Incentive Plan at a weighted average exercise price of $0.51 per share.

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

Item 6.        Exhibits.

Exhibit No.	Description of Document

3.1(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013)

3.1(ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2015)

3.1(iii)	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014)

3.1(iv)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on February 17, 2015)

4.1

Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K Filed on November 4, 2016)

10.1	Form of Securities Purchase Agreement dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on November 4, 2016)

10.2	Form of Purchaser Warrant (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed on November 4, 2016)

10.4	Form of Insider Securities Purchase Agreement dated November 3, 2016 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K Filed on November 4, 2016)

10.5	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K Filed on November 4, 2016

10.6

Second Amendment to the Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated December 14, 2016 (incorporated by reference to Exhibit 10.66 to our Current Report on Form 10-K Filed on December 19, 2016)

10.7*	Employment Agreement with Michael D. Prinn, dated November 11, 2016

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*Management compensatory plan

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgeline Digital, Inc.
(Registrant)

February 14, 2017	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

February 14, 2017	/s/ Michael Prinn
Date	Michael Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

 INDEX OF EXHIBITS

Exhibit No.	Description of Document

10.7*	Employment Agreement with Michael D. Prinn, dated November 11, 2016

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*Management compensatory plan

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.