Form 10-Q
period 2017-03-31
Bridgeline Digital, Inc.
filed 2017-05-15
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ 	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      No  ☒

The number of shares of Common Stock par value $0.001 per share, outstanding as of May 10, 2017 was 20,967,876..

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2017

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2017

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

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share data)

(Unaudited)

	March 31,	September 30,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$1,331	$661
Accounts receivable and unbilled receivables, net	2,219	2,549
Prepaid expenses and other current assets	389	381
Total current assets	3,939	3,591
Equipment and improvements, net	308	512
Intangible assets, net	405	548
Goodwill	12,641	12,641
Other assets	408	436
Total assets	$17,701	$17,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$916	$1,285
Accrued liabilities	895	946
Accrued contingent consideration	-	75
Capital lease obligations	21	45
Deferred revenue	1,638	1,360
Total current liabilities	3,470	3,711

Debt	2,232	2,115
Other long term liabilities	339	400
Total liabilities	6,041	6,226

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 229,614 at March 31, 2017 and 221,092 at Septermber 30, 2016, issued and outstanding (liquidation preference $2,364)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 20,967,876 at March 31, 2017 and 18,627,709 at September 30, 2016, issued and outstanding	21	19
Additional paid-in capital	65,429	64,202
Accumulated deficit	(53,440)	(52,366)
Accumulated other comprehensive loss	(350)	(353)
Total stockholders’ equity	11,660	11,502
Total liabilities and stockholders’ equity	$17,701	$17,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net revenue:
Digital engagement services	$2,151	$2,389	$4,177	$4,762
Subscription and perpetual licenses	1,582	1,522	3,307	3,045
Managed service hosting	261	320	501	667
Total net revenue	3,994	4,231	7,985	8,474
Cost of revenue:
Digital engagement services	1,144	1,435	2,272	2,889
Subscription and perpetual licenses	499	474	995	1,032
Managed service hosting	73	79	144	156
Total cost of revenue	1,716	1,988	3,411	4,077
Gross profit	2,278	2,243	4,574	4,397
Operating expenses:
Sales and marketing	1,174	1,247	2,468	2,315
General and administrative	803	764	1,594	1,626
Research and development	422	377	782	718
Depreciation and amortization	157	338	342	694
Restructuring charges	169	194	200	780
Total operating expenses	2,725	2,920	5,386	6,133
Loss from operations	(447)	(677)	(812)	(1,736)
Interest and other expense, net	(82)	(296)	(113)	(579)
Loss before income taxes	(529)	(973)	(925)	(2,315)
Provision for income taxes	1	32	13	38
Net loss	(530)	(1,005)	(938)	(2,353)
Dividends on convertible preferred stock	(68)	(32)	(136)	(64)
Net loss applicable to common shareholders	$(598)	$(1,037)	$(1,074)	$(2,417)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.03)	$(0.20)	$(0.05)	$(0.46)
Number of weighted average shares outstanding:
Basic and diluted	20,449,651	5,267,584	20,254,135	5,216,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net Loss	$(530)	$(1,005)	$(938)	$(2,353)

Net change in foreign currency translation adjustment	1	2	3	3
Comprehensive loss	$(529)	$(1,003)	$(935)	$(2,350)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(938)	$(2,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for deferred taxes	-	31
Loss on disposal of fixed assets	48	31
Amortization of intangible assets	143	215
Depreciation	163	439
Other amortization	66	349
Stock-based compensation	272	132
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	331	224
Prepaid expenses and other assets	(5)	173
Accounts payable and accrued liabilities	(466)	21
Deferred revenue	279	68
Other liabilities	(48)	(59)
Total adjustments	783	1,624
Net cash used in operating activities	(155)	(729)
Cash flows used in investing activities:
Purchase of equipment and improvements	(8)	-
Software development capitalization costs	(41)	(50)
Net cash used in investing activities	(49)	(50)
Cash flows provided by financing activities:
Proceeds from issuance of 680,000 shares of common stock, net of issuance costs	853	669
Proceeeds from bank term loan	-	500
Proceeds from term notes from stockholders	-	1,000
Borrowing on bank line of credit	1,097	108
Payments on bank term loan	-	(750)
Payments on bank line of credit	(980)	(488)
Contingent acquisition payments	(75)	(242)
Principal payments on capital leases	(24)	(204)
Net cash provided by financing activities	871	593
Effect of exchange rate changes on cash and cash equivalents	3	3
Net increase/(decrease) in cash and cash equivalents	670	(183)
Cash and cash equivalents at beginning of period	661	337
Cash and cash equivalents at end of period	$1,331	$154
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$65	$198
Income taxes	$-	$3
Non cash investing and financing activities:
Accrued dividends on convertible preferred stock	$136	$64

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

The iAPPS platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or hosted by Bridgeline via a cloud-based hosted services model or a Tier 1 facility.

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

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund acquisitions to broaden our geographic footprint, develop new products, and build infrastructure. During the past two fiscal years and continuing into the first half of the current fiscal year, the Company has executed on a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses. The Company’s management believes it will have an appropriate cost structure for its anticipated sales in fiscal 2017 and will have made the anticipated reductions to positive Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, stock-based compensation charges and other one-time charges). As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. However, there can be no assurance that the anticipated sales level will be achieved.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

The Company also has a Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Bank”). The Heritage Bank Agreement (“Heritage Agreement”) has a term of 24 months and will expire on June 9, 2018. The Heritage Agreement currently provides for $2.5 million of revolving credit advances and may be used for acquisitions and working capital purposes. The credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity. As of March 31, 2017, the Company had an outstanding balance under the Heritage Agreement of $2.2 million.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016, and the interim Condensed Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows for the three and six months ended March 31, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the same instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2016. These interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at March 31, 2017 and September 30, 2016 and its results of operations and cash flows for the three and six months ended March 31, 2017 and 2016. The results for the three and six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending September 30, 2017. The accompanying September 30, 2016 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18 which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption of ASU 2016-18 is permitted, including adoption in an interim period. Management is currently evaluating the adoption of ASU 2016-18 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be applied prospectively and is effective for annual reporting periods ending December 31, 2020 and thereafter with early adoption permitted. Management is currently evaluating the impact of the new guidance its consolidated financial statements.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	March 31, 2017	September 30, 2016
Accounts receivable	$2,051	$2,627
Unbilled receivables	301	60
Subtotal	2,352	2,687
Allowance for doubtful accounts	(133)	(138)
Accounts receivable and unbilled receivables, net	$2,219	$2,549

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of March 31, 2017 and September 30, 2016 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of March 31, 2017 and September 30, 2016 based on acceptable valuation methodologies which use market data of similar size and situated debt issues. The Company no longer has any other assets or liabilities to be measured at fair value on a recurring basis as of March 31, 2017.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

Changes in the fair value of the contingent consideration liability were as follows:

Contingent Consideration
Balance, October 1, 2016	$75
Payment of contingent consideration	(75)
Balance, March 31, 2017	$-

5.   Intangible Assets

The components of intangible assets are as follows:

	As of	As of
	March 31, 2017	September 30, 2016
Domain and trade names	$10	$10
Customer related	285	392
Non-compete agreements	110	146
Balance at end of period	$405	$548

Total amortization expense related to intangible assets for the three months ended March 31, 2017 and 2016 was $72 and $108, respectively, and $143 and $215 for the six months ended March 31, 2017, respectively. Amortization expense related to intangible assets is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal years 2017 (remaining), 2018, and 2019 is $142, $242, and $21, respectively.

6.  Goodwill

For fiscal 2016, the Company performed the annual assessment of goodwill during the fourth quarter of 2016 and concluded that goodwill was not impaired. In estimating fair value, the Company performed a discounted cash flow analysis on the reporting unit to determine fair value. The inputs to the discounted cash flow model are considered level 3 in the fair value hierarchy. The impairment test performed by the Company indicated that the estimated fair value of the reporting unit was more than its corresponding carrying amount. As a result of the analyses performed, the Company assessed that goodwill was not impaired. The Company did not have an impairment charge in the six months ended March 31, 2017.

7.   Restructuring

During the fiscal 2015 and 2016 and through the first half of the current fiscal year, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease space is currently contractually occupied by a new sub-tenant for the remaining life of the lease. In the second quarter of fiscal 2017, the Company initiated a plan to shut down its operations in India. All of these estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the consolidated statement of operations.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

As part of these restructuring initiatives, the Company recorded restructuring expenses of $169 thousand and $194 thousand in the three months ended March 31, 2017 and 2016, respectively, and $200 thousand and $780 thousand in the six months ended March 31, 2017 and 2016, respectively.

The following table summarizes the restructuring activity for the six months ended March 31, 2017:

	Employee Severence and Benefits	Facility Related and Other Costs	Total
Balance at beginning of period, October 1, 2016	$193	$247	$440
Charges to operations	-	31	$31
Cash disbursements	(99)	(71)	$(170)
Changes in estimates	-	-	$-
Balance at end of period, December 31, 2016	$94	$207	$301
Charges to operations	-	169	169
Cash disbursements	(104)	(124)	(228)
Changes in estimates	-	-	-
Accretion expense	10	-	10
Balance at end of period, March 31, 2017	$-	$252	$252

The components of the accrued restructuring liabilities is as follows:

	As of	As of
	March 31, 2017	September 30, 2016
Facilities and related	$192	$195
Employee related	-	193
Other	60	52
Total	$252	$440

As of March 31, 2017, $155 was reflected in Accrued Liabilities and $97 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet. As of September 30, 2016, $331 was reflected in Accrued Liabilities and $109 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet.

8.   Debt

Debt at March 31, 2017 and September 30, 2016 consists of the borrowings on the bank line of credit.

Line of Credit

In June 2016, the Company replaced its Loan and Security Agreement with BridgeBank (the “Bridgebank Agreement”) with a new Loan and Security Agreement with Heritage Bank of Commerce. The Heritage Agreement has a term of 24 months and will expire on June 9, 2018. The Company will pay an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the second year.  Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company will be required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric. The Heritage Agreement currently provides for up to $2.5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $2.5 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time. The borrowings or credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity.  Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, (currently 5.50%).

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

An amendment to the Heritage Agreement (“First Amendment”) was executed on August 15, 2016 and included a waiver for the Adjusted EBITDA metric for the quarter ended June 30, 2016. The First Amendment also included a decrease in the revolving line of credit from $3.0 million to $2.5 million and the Adjusted EBITDA metric for the quarter ended September 30, 2016. The First Amendment also included a minimum cash requirement of $500 in the Company’s accounts at Heritage, which was waived for the period ended September 30, 2016. On December 14, 2016, a second amendment to the Heritage Agreement (“Second Amendment”) was executed. The Second Amendment included a minimum cash requirement of $250 in the Company’s accounts at Heritage and the Adjusted EBITDA metrics for fiscal 2017. As of March 31, 2017, the Company had an outstanding balance under the Heritage Agreement of $2.2 million. All financial covenants were met for the quarter ended March 31, 2017.

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

9.   Other Long Term Liabilities

Deferred Rent

In connection with the lease in Massachusetts, the Company made an investment in leasehold improvements at this location of approximately $1.4 million, of which approximately $657 was funded by the landlord. The capitalized leasehold improvements are being amortized over the initial life of the lease. The improvements funded by the landlord are treated as lease incentives. Accordingly, the funding received from the landlord was recorded as a fixed asset addition and a deferred rent liability on the Condensed Consolidated Balance Sheets. As of March 31, 2017, $147 was reflected in Accrued Liabilities and $123 is reflected in Other Long Term Liabilities on the Consolidated Balance Sheet. As of September 30, 2016, $141 was reflected in Accrued Liabilities and $197 is reflected in Other Long Term Liabilities on the Consolidated Balance Sheet. The deferred rent liability is being amortized as a reduction of rent expense over the life of the lease.

10.   Shareholders’ Equity

Preferred Stock

On October 27, 2014, the Company sold 200,000 shares of Series A convertible preferred stock (the “Preferred Stock”) at a purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. Net proceeds to the Company after offering expenses were approximately $1.8 million. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The initial conversion price is $0.65, and is subject to adjustment in the event of stock splits or stock dividends. Any accrued but unpaid dividends on the shares of Preferred Stock to be converted shall also be converted in common stock at the conversion price. A mandatory provision also may provide that the Company will have the right to require the holders to convert shares of Preferred Stock into Conversion Shares if (i) the Company’s common stock has closed at or above $1.30 per share for ten consecutive trading days and (ii) the Conversion Shares are (A) registered for resale on an effective registration statement or (B) may be resold pursuant to Rule 144. As of March 31, 2017, a total of 1,636 shares have been converted to 5,034 shares of common stock.

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

The Company may pay dividends in cash or Preferred Stock. Effective January 1, 2017, cumulative dividends are payable at a rate of 12% per year, as after two years, any Preferred Stock dividends increase from 6% to 12.0% per year. If the Company does not pay the dividends in cash, then the Company may pay dividends in any quarter by delivery of additional shares of Preferred Stock (“PIK Election”). If the Company shall make the PIK Election with respect to the dividend payable, it shall deliver a number of shares of Preferred Stock equal to (A) the aggregate dividend payable to such holder as of the end of the quarter divided by (B) the lesser of (x) the then effective Conversion Price or (y) the average VWAP for the five (5) consecutive Trading Days prior to such dividend payment date. The Company shall have the right to force conversion of the Preferred Stock into shares of Common Stock at any time after the Common Stock trades in excess of $1.30 per share. The Preferred Shares shall vote with the Common on an as converted basis.

As of March 2017, the Company has issued 31,250 preferred convertible shares (PIK shares) to the preferred shareholders of which 6,792 shares were issued in January 2017 and 3,366 were issued in October 2016. The Company elected to declare a PIK dividend for the next quarterly payment due April 1, 2017. The total PIK dividend declared for April 1, 2017 is 6,824 preferred stock shares at a dividend rate of 12%.

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

Also included in the Registration were other securities that had been purchased prior to the November 2016 Private Placement, namely private placements of our common stock and warrants to purchase common stock. As a part of these private placement transactions, the Company had offered certain investors piggyback registration rights such that, in the event the Company filed a registration statement to register its securities under the Securities Act, the shares of common stock issued or issuable to those investors would be eligible to also be included in the registration statement to be registered under the Securities Act. Accordingly, in addition to the Purchaser Shares and Purchaser Warrants from the November 2016 Private Placement, 3,082,661 common shares and warrants were included in the registration statement pursuant to these previously granted piggyback registration rights. In total, the Registration included 5,695,165 shares of common stock and warrants to purchase common stock. Net proceeds to the Company after the completion of the November 2016 Private Placement and the Form S-3 was $853.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

Contingent Consideration

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 105,288 common shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 67,693 shares of Bridgeline Digital common stock was contingently issuable to the sellers of ElementsLocal. The contingent consideration was payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. As of March 31, 2017, the stockholders of ElementsLocal earned the full earnout of 67,693 shares of common stock, of which the final earnout shares totaling 5,642 were issued in November 2016.

Stock Incentive Plans

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan replaced an older plan that had expired in August 2016. The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Initially, a total of 2,500,000 shares of the Company’s Common Stock will be reserved for issuance under this new plan. As of March 31, 2017, there are 1,454,170 shares available for future issuance.

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

On January 7, 2015, Bridgeline also entered into a side letter with Michael Taglich pursuant to which Bridgeline agreed in the event the Bank Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 30,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015. Since the Guaranty was still outstanding at December 31, 2016, a warrant to purchase 30,000 shares of common stock was issued to Michael Taglich in January 2017 at a price of $4.00.

As of March 31, 2017, the total warrants outstanding were issued as follows: 1,181,724 warrants were issued to the placement agents in connection with private placements and 1,159,681 warrants were issued to individual investors in connection with private placements, and 400,000 warrants were issued to a Director/Shareholder for debt issuances and bank guarantees. Warrants have been issued to certain directors and officers for their participation in some private placements, debt issuances and bank guarantees. Included in the total warrants outstanding are warrants to purchase 43,000 shares of common stock issued to the Company’s President and CEO, Roger Kahn, in connection with the November 2016 Private Placement, in which he purchased shares of common stock. Also included in the total warrants outstanding are warrants to purchase 764,056 shares of common stock issued to Michael Taglich. Michael Taglich is a member of the Board of Directors and a shareholder. Michael Taglich has been issued warrants in connection with his participation as an investor in private offerings and issuance of loans to the Company. He has also guaranteed $2.0 million in connection with the Company’s out of formula borrowings on its credit facility. Also included in the total warrants outstanding are warrants to purchase 320,274 shares of common stock issued to Robert Taglich. Robert Taglich is a member of the Board of Directors and a shareholder. Robert Taglich has been issued warrants in connection with his participation as an investor in private offerings of the Company. Michael Taglich and Robert Taglich are also the principals of Taglich Brothers, Inc who have been the placement agents for many of the Company’s private placements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

Total warrants outstanding as of March 31, 2017 were as follows:

	Issue
Description	Date	Shares	Price	Expiration
Placement Agent	5/31/2012	43,479	$7.00	5/31/2017
Investors	6/19/2013	92,000	$6.25	6/19/2018
Placement Agent	6/19/2013	46,000	$6.25	6/19/2018
Placement Agent	9/30/2013	30,770	$6.50	9/30/2018
Placement Agent	11/6/2013	15,385	$6.50	11/6/2018
Placement Agent	3/28/2014	64,000	$5.25	3/28/2019
Placement Agent	10/28/2014	61,539	$3.25	10/28/2019
Director/Shareholder	12/31/2014	60,000	$4.00	12/31/2019
Director/Shareholder	2/12/2015	60,000	$4.00	2/12/2020
Director/Shareholder	5/12/2015	60,000	$4.00	5/12/2020
Director/Shareholder	7/21/2015	160,000	$1.75	7/21/2018
Director/Shareholder	12/31/2015	30,000	$4.00	12/31/2020
Placement Agent	5/17/2016	433,883	$0.73	5/17/2021
Placement Agent	5/11/2016	266,668	$0.75	5/11/2021
Placement Agent	7/15/2016	220,000	$0.92	7/15/2021
Investors	11/9/2016	1,067,681	$0.70	5/9/2022
Director/Shareholder	12/31/2016	30,000	$4.00	12/31/2021
Total		2,741,405

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2016	2,242,919	$1.51	1,643,724	$2.34
Granted	51,000	$0.61	1,097,681	$0.79
Exercised	-	$-	-	-
Forfeited or expired	(61,500)	$3.47	-	-
Outstanding, March 31, 2017	2,232,419	$1.43	2,741,405	$1.72

11.  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

Accumulated Other
Comprehensive Loss
Balance, October 1, 2016	$(353)
Foreign currency translation adjustment	2
Balance, December 31, 2016	$(351)
Foreign currency translation adjustment	1
Balance, March 31, 2017	$(350)

12.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	March 31,		March 31,
	2017	2016	2017	2016
Net loss	$(530)	$(1,005)	$(938)	$(2,353)
Accrued dividends on convertible preferred stock	(68)	(32)	(136)	(64)
Net loss applicable to common shareholders	$(598)	$(1,037)	$(1,074)	$(2,417)

Weighted average common shares outstanding - basic	20,450	5,268	20,254	5,216
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - diluted	20,450	5,268	20,254	5,216

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.03)	$(0.20)	$(0.05)	$(0.46)

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

For the three and six months ended March 31, 2017, there were no options to purchase shares of the Company’s common stock considered as dilutive, as the options were all valued at less than the current market price. Warrants to purchase 2,741,405 shares of common stock and the Series A convertible preferred stock shares have also been excluded as they are anti-dilutive to the Company’s net loss.

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

13.  Income Taxes

Income tax expense was $1 and $32 for the three months ended March 31, 2017 and 2016 and $13 and $38 for the six months ended March 31, 2017 and 2016. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

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

15.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of March 31, 2017, the Company was not engaged with any material legal proceedings.

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

The iAPPS platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or via a cloud-based hosted services model or a Tier 1 facility.

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

Customer Information

We currently have over 3,000 active customers. For the three months ended March 31, 2017, two customers represented approximately 13% and 11% of the Company’s total revenue and for the six months ended March 31, 2017, two customers represented approximately 12% and 10% of the Company’s total revenue. For the three and six months ended March 31, 2016, no customers represented more than 10% of the Company’s total revenue.

Results of Operations for the Three and Six Months Ended March 31, 2017 compared to the Three and Six Months Ended March 31, 2016

Total revenue for the three months ended March 31, 2017 was $4.0 million compared with $4.2 million for the three months ended March 31, 2016.  We had a net loss of ($530) for the three months ended March 31, 2017 compared with net loss of ($1.0) million for the three months ended March 31, 2016.  Net loss per share applicable to common shareholders was ($0.03) for the three months ended March 31, 2017 and ($0.20) for the three months ended March 31, 2016.

Total revenue for the six months ended March 31, 2017 was $8.0 million compared with $8.5 million for the six months ended March 31, 2016.  We had a net loss of ($938) for the six months ended March 31, 2017 compared with net loss of ($2.4) million for the six months ended March 31, 2016.  Net loss per share applicable to common shareholders was ($0.05) for the six months ended March 31, 2017 and ($0.46) for the six months ended March 31, 2016.

Results of Operations

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended			Ended	Ended
	March 31,	March 31,	$	%	March 31,	March 31,	$	%
	2017	2016	Change	Change	2017	2016	Change	Change
Net revenue:
Digital enagement services	$2,151	$2,389	(238)	(10%)	$4,177	$4,762	(585)	(12%)
% of total net revenue	54%	56%			52%	56%
Subscription and perpetual licenses	1,582	1,522	60	4%	3,307	3,045	262	9%
% of total net revenue	40%	36%			41%	36%
Managed service hosting	261	320	(59)	(18%)	501	667	(166)	(25%)
% of total net revenue	6%	8%			7%	8%
Total net revenue	$3,994	$4,231	$(237)	(6%)	$7,985	$8,474	$(489)	(6%)

Cost of revenue:
Digital engagement costs	1,144	1,435	(291)	(20%)	2,272	2,889	(617)	(21%)
% of digital engagement services revenue	53%	60%			54%	61%
Subscription and perpetual licenses	499	474	25	5%	995	1,032	(37)	(4%)
% of subscription and perpetual revenue	32%	31%			30%	34%
Managed service hosting	73	79	(6)	(8%)	144	156	(12)	(8%)
% of managed service hosting revenue	28%	25%			29%	23%
Total cost of revenue	1,716	1,988	(272)	(14%)	3,411	4,077	(666)	(16%)
Gross profit	$2,278	$2,243	$35	2%	$4,574	$4,397	$177	4%
Gross profit margin	57%	53%			57%	52%

Operating expenses:
Sales and marketing	1,174	1,247	(73)	(6%)	2,468	2,315	153	7%
% of total revenue	29%	29%			31%	27%
General and administrative	803	764	39	5%	1,594	1,626	(32)	(2%)
% of total revenue	20%	18%			20%	19%
Research and development	422	377	45	12%	782	718	64	9%
% of total revenue	11%	9%			10%	8%
Depreciation and amortization	157	338	(181)	(54%)	342	694	(352)	(51%)
% of total revenue	4%	8%			4%	8%
Restructuring charges	169	194	(25)	(13%)	200	780	(580)	(74%)
% of total revenue	4%	5%			3%	9%
Total operating expenses	2,725	2,920	(195)	(7%)	5,386	6,133	(747)	(12%)

Loss from operations	(447)	(677)	230	(34%)	(812)	(1,736)	924	(53%)
Interest income (expense) net	(82)	(296)	214	(72%)	(113)	(579)	466	(80%)
Loss before income taxes	(529)	(973)	444	(46%)	(925)	(2,315)	1,390	(60%)
Provision for income taxes	1	32	(31)	(97%)	13	38	(25)	(66%)

Net loss	$(530)	$(1,005)	$475	(47%)	$(938)	$(2,353)	$1,415	(60%)

Non-GAAP Measure:
Adjusted EBITDA	$22	$25	$(3)	(12%)	$32	$90	$(58)	(64%)

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement related services and other digital engagement related services generated from non-iAPPS related engagements. Revenue from digital engagement services decreased $238 thousand, or 10%, to $2.2 million for the three months ended March 31, 2017 compared to $2.4 million for the three months ended March 31, 2016 and decreased $585 thousand, or 12%, to $4.2 million for the six months ended March 31, 2017 compared to $4.8 million for the six months ended March 31, 2016. The decreases in iAPPS digital engagements services revenues is a result of a decline in new iAPPS engagements.

Digital engagement services revenue as a percentage of total revenue decreased to 54% from 56% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and decreased to 52% from 56% for the six months ended March 31, 2017 compared to the six months ended March 31, 2016.  The decreases are attributable to the decreases in both iAPPS and non- iAPPS digital engagement services revenue.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $60 thousand, or 4%, to $1.6 million for the three months ended March 31, 2017 compared to $1.5 million for the three months ended March 31, 2016 and increased $262 thousand, or 9%, to $3.3 million for the six months ended March 31, 2017 compared to $3.0 million for the six months ended March 31, 2016. The increases are primarily due to increases in new iAPPS subscription licenses (“SaaS”) and new perpetual licenses.

Subscription and perpetual license revenue as a percentage of total revenue increased to 40% for the three months ended March 31, 2017 from 36% compared to the three months ended March 31, 2016. The increase as a percentage of revenues is attributable to the increases in iAPPS subscriptions and perpetual licenses. Subscription and perpetual license revenue as a percentage of total revenue increased to 41% for the six months ended March 31, 2017 from 36% compared to the six months ended March 31, 2016. The increase as a percentage of revenues is attributable to the increases in iAPPS subscriptions and perpetual licenses.

Managed Service Hosting

Revenue from managed service hosting decreased $59 thousand, or 18%, to $261 thousand for the three months ended March 31, 2017 compared to $320 thousand for the three months ended March 31, 2016 and decreased $166 thousand, or 25%, to $501 thousand for the six months ended March 31, 2017 compared to $667 thousand for the six months ended March 31, 2016. The decreases are due a concentrated effort to discontinue hosting services to non-iAPPS customers, the majority of whom were obtained through previous acquisitions, as well as attrition from existing iAPPS customers.

Managed services revenue as a percentage of total revenue decreased to 6% for the three months ended March 31, 2017 from 8% compared to the three months ended March 31, 2016. Managed services revenue as a percentage of total revenue decreased to 7% for the six months ended March 31, 2017 from 8% compared to the six months ended March 31, 2016. The decrease as a percentage of revenue is attributable to the decrease in non-iAPPS customer hosting contracts as described above.

Costs of Revenue

Total cost of revenue decreased $272 thousand to $1.7 million or 14% for the three months ended March 31, 2017 compared to $2.0 million for the three months ended March 31, 2016 and decreased $666 thousand to $3.4 million or 16% for the six months ended March 31, 2017 compared to $4.1 million for the six months ended March 31, 2016. The gross profit margin improved to 57% for the three months ended March 31, 2017 compared to 53% for the three months ended March 31, 2016, as well as improved to 57% for the six months ended March 31, 2017 compared to 52% for the six months ended March 31, 2016. The improvement in the gross profit margin for the three and six months ended March 31, 2017 compared to the comparable periods is attributable to reductions in facilities and overhead costs combined with an increase in utilization from a more efficient billable services team.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $291 thousand, or 20%, to $1.1 million for the three months ended March 31, 2017 compared to $1.4 million for the three months ended March 31, 2016 and decreased $617 thousand, or 21%, to $2.3 million for the six months ended March 31, 2017 compared to $2.9 million for the six months ended March 31, 2016. The cost of digital engagement services as a percentage of digital engagement services revenue decreased to 53% from 60% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and decreased to 54% from 61% for the six months ended March 31, 2017 compared to the six months ended March 31, 2016.  The decreases for the three and six months ended March 31, 2017 compared to the prior periods are due to a reduction in facilities and overhead costs combined with an increase in utilization from a more efficient billable services team.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $25 thousand, or 5%, to $499 thousand for the three months ended March 31, 2017 compared to $474 thousand for the three months ended March 31, 2016. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 32% from 31% compared to the three months ended March 31, 2016.  The increases are due to the costs to transition our network operations center from a co-managed facility at Internap to a cloud-based model with Amazon Web Services, partially offset by cessation of amortization costs related to the capitalization of software.

Cost of subscription and perpetual licenses decreased $37 thousand, or 4%, to $995 thousand for the six months ended March 31, 2017 compared to $1.0 million for the six months ended March 31, 2016. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 30% from 34% for the six months ended March 31, 2017 compared to the six months ended March 31, 2016.  The decreases are due to cessation of amortization costs related to the capitalization of software, partially offset by costs to transition our network operations center from a co-managed facility at Internap to a cloud-based model with Amazon Web Services.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $6 thousand, or 8%, to $73 thousand for the three months ended March 31, 2017 compared to $79 thousand for the three months ended March 31, 2016 and decreased $12 thousand, or 8%, to $144 thousand for the six months ended March 31, 2017 compared to $156 thousand for the six months ended March 31, 2016. The decreases are attributable to a decrease in non-iAPPS hosting customers and the corresponding costs to support them.

The cost of managed services as a percentage of managed services revenue increased to 28% from 25% compared to the three months ended March 31, 2016 and increased to 29% from 23% compared to the six months ended March 31, 2016. The percentage increases for the three and six months ended March 31, 2017 compared to the prior periods are attributable to the decreases in hosting revenues in proportion to fixed costs for our third party hosting providers.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $73 thousand to $1.2 million, or 6%, for the three months ended March 31, 2017 compared to $1.2 for the three months ended March 31, 2016. The decreases for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 are attributable to decreases in sales commissions and a decrease in marketing expenses.  Sales and marketing expenses represented 29% total revenue for the three months ended March 31, 2017 and 2016, respectively.

Sales and marketing expenses increased $153 thousand to $2.5 million, or 7%, for the six months ended March 31, 2017 compared to $2.3 million for the six months ended March 2016.  Sales and marketing expenses represented 31% and 27% of total revenue for the six months ended March 31, 2017 and 2016, respectively. The increases for the six months ended March 31, 2017 compared to the six months ended March 31, 2016 are attributable to increases in sales personnel and marketing expenses in order to create and build a direct and inside sales team to position the Company for growth.

General and Administrative Expenses

General and administrative expenses increased $39 thousand, or 5%, to $803 thousand for the three months ended March 31, 2017 compared to $764 thousand for the three months ended March 31, 2016.  General and administrative expenses represented 20% and 18% of total revenue for the three months ended March 31, 2017 and 2016, respectively. The increase in expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to increases in professional fees.

General and administrative expenses decreased $32 thousand, or 2%, to $1.6 million for the six months ended March 31, 2017 compared to the $1.6 million for the six months ended March 2016.  General and administrative expenses represented 20% and 19% of total revenue for the six months ended March 31, 2017 and 2016, respectively. The decrease in expense for the six months ended March 31, 2017 compared to the six months ended March 31, 2016 was due to decreases in headcount and personnel expenses.

Research and Development

Research and development expense increased $45 thousand, or 12%, to $422 thousand for the three months ended March 31, 2017 compared to $377 thousand for the three months ended March 31, 2016 and increased $64 thousand, or 9%, to $782 thousand for the six months ended March 31, 2017 compared to $718 thousand for the six months ended March 31, 2016.  Research and development expenses represented 11% and 9% of total revenue for the three months ended March 31, 2017 and 2016, respectively, and 10% and 8% of total revenue for the six months ended March 31, 2017 and 2016, respectively. The increases in research and development expense for the three and six months ended March 31, 2017 compared to the three and six months ended March 31, 2016 is due to an increase in personnel expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $181 thousand, or 54% to $157 for the three months ended March 31, 2017 compared to $338 thousand for the three months ended March 31, 2016 and decreased $352 thousand, or 51%, to $342 thousand for the six months ended March 31, 2017 compared to $694 thousand for the six months ended March 31, 2016. Depreciation and amortization represented 4% and 8% of revenue for the three months ended March 31, 2017 and 2016, respectively, and 4% and 8% of total revenue for the six months ended March 31, 2017 and 2016, respectively. Depreciation and amortization has decreased due to asset retirements related to the termination and closing of offices, as well as reductions in capital expenditures.

Restructuring Expenses

During the fiscal 2015 and 2016 and through the first half of the current fiscal year, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The restructuring efforts included the renegotiation of several office leases and relocations to smaller spaces, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. In the second quarter of fiscal 2017, the Company initiated a plan to shut down its operations in India. As part of these restructuring initiatives, we recorded $169 thousand and $194 thousand in the three months ended March 31, 2017 and 2016, respectively, and $200 thousand and $780 thousand in the six months ended March 31, 2017 and 2016, respectively.

Net Loss

Loss from operations

The loss from operations was ($447) thousand for three months ended March 31, 2017, compared to a loss of ($677) thousand in the prior period and a loss of ($812) thousand for the six months ended March 31, 2017 compared to a loss of ($1.7) million for the prior year. The gross profit margin increased to 57% for the three months ended March 31, 2017 compared to the 53% for the three months ended March 31, 2016 and increased to 57% for the six months ended March 31, 2017 compared to the 52% for the six months ended March 31, 2016. Operating expenses also decreased $195 thousand or 7% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and decreased $747 thousand or 12% for the six months ended March 31, 2017 compared to the six months ended March 31, 2016. We have made concerted efforts to bring our operating expenses in line with projected revenues.

Income Taxes

The provision for income tax expense was $1 thousand and $32 thousand for the three months ended March 31, 2017 and 2016, respectively, and $13 thousand and $38 thousand for the six months ended March 31, 2017 and 2016, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

Adjusted EBITDA

We also measure our performance based on a non-GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation and amortization, and before stock-based compensation expense, restructuring charges, and losses on disposal of fixed assets (“Adjusted EBITDA”).

We believe this non-GAAP financial measure of Adjusted EBITDA is useful to management and investors in evaluating our operating performance for the periods presented and provide a tool for evaluating our ongoing operations.

Adjusted EBITDA, however, is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, loss on disposal of fixed assets, restructuring charges, other amortization and stock-based compensation, and therefore does not represent an accurate measure of profitability.  As a result, Adjusted EBITDA should be evaluated in conjunction with net income for a complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The following table reconciles net loss (which is the most directly comparable GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net loss	$(530)	$(1,005)	$(938)	$(2,353)
Provision for income tax	1	32	13	38
Interest expense, net	34	296	65	579
Amortization of intangible assets	72	108	143	215
Depreciation	74	208	163	439
Loss on disposal of fixed assets	48	-	48	-
Restructuring charges	169	194	200	780
Other amortization	27	132	66	260
Stock based compensation	127	60	272	132
Adjusted EBITDA	$22	$25	$32	$90

Adjusted EBITDA for the quarter ended March 31, 2017 decreased slightly compared to the quarter ended March 31, 2016. For the six months ended March 31, 2017 compared to the six months ended March 31, 2016, gross profit and gross margin have improved and operating expenses have significantly decreased.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $155 thousand for the six months ended March 31, 2017 compared to cash used in operating activities of $729 thousand for the six months ended March 31, 2016. We have reduced operating expenses which is reflected in the reduction of liabilities.

Investing Activities

Cash used in investing activities was $49 thousand for the six months ended March 31, 2017 compared to $50 thousand for the six months ended March 31, 2016. In the six months ended March 31, 2017, we capitalized $41 thousand in costs related to iAPPS software development.

Financing Activities

Cash provided by financing activities was $871 thousand for the six months ended March 31, 2017 compared to $593 thousand for the six months ended March 31, 2016.  Cash provided by financing activities for the six months ended March 31, 2017 is primarily attributable to the sale and registration of 2,135,362 shares of common stock in November 2016, which raised a net $853 thousand in funds for current and future operations. We also borrowed $1.1 million on our line of credit with Heritage Bank. Partially offsetting these proceeds, we made payments of $980 thousand on the Heritage Bank line of credit, contingent acquisition payments of $75 thousand and capital lease payments of $24 thousand.

Capital Resources and Liquidity Outlook

In the first quarter of fiscal 2017, we entered into Securities Purchase Agreements with certain institutional and accredited investors to sell an aggregate total of 2,135,362 shares of our common stock for $0.48 per share. Concurrently, we filed a Form S-3 to register the majority of these shares, as well as shares purchased in previous private offerings.  In total, we received net proceeds of $853 thousand as a result of these transactions. The proceeds will be used to fund current and future operations. We believe that the proceeds from the November 2016 Private Placement, cash generated from operations, and proceeds from our bank line of credit will be sufficient to fund the Company’s working capital and capital expenditure needs in the foreseeable future. We have a borrowing facility with Heritage Bank from which we can borrow, and this line is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Commitments and Contingencies

As of March 31, 2017, we have no material commitments or contingencies, other than those disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2016.

Critical Accounting Policies

Critical Accounting Policies

These critical accounting policies and estimates by our management should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and filed with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2016.

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

Accounting for Stock-Based Compensation

At March 31, 2017, we maintained one stock-based compensation plan which is more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2016.

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

As of March 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following summarizes all sales of our unregistered securities during the quarter ended March 31, 2017. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Warrants

In connection with a bank Guaranty provided by Michael Taglich on behalf of the Company to Heritage Bank, if the Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 30,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015. Since the Guaranty was still outstanding at December 31, 2016, a warrant to purchase 30,000 shares of common stock was issued to Michael Taglich in January 2017 at a price of $4.00.

Stock Options

During the fiscal quarter ended March 31, 2017, the Company granted 51,000 stock options under The 2016 Stock Incentive Plan at a weighted average exercise price of $0.61 per share.

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

Bridgeline Digital, Inc.
(Registrant)

May 15, 2017	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

May 15, 2017	/s/ Michael Prinn
Date	Michael Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.