Form 10-Q
period 2017-06-30
Bridgeline Digital, Inc.
filed 2017-08-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐ 	Accelerated filer ☐ 	Non-accelerated filer ☐  (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of shares of Common Stock par value $0.001 per share, outstanding as of August 11, 2017 was 4,200,848.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2017

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2017

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

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share data)

(Unaudited)

	June 30,	September 30,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$753	$661
Accounts receivable and unbilled receivables, net	3,056	2,549
Prepaid expenses and other current assets	405	381
Total current assets	4,214	3,591
Equipment and improvements, net	265	512
Intangible assets, net	334	548
Goodwill	12,641	12,641
Other assets	391	436
Total assets	$17,845	$17,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,287	$1,285
Accrued liabilities	841	946
Accrued contingent consideration	-	75
Capital lease obligations	9	45
Deferred revenue	1,629	1,360
Total current liabilities	3,766	3,711

Debt	2,344	2,115
Other long term liabilities	251	400
Total liabilities	6,361	6,226

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 236,438 at June 30, 2017 and 221,092 at September 30, 2016, issued and outstanding (liquidation preference $2,435)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 4,200,848 at June 30, 2017 and 3,725,542 at September 30, 2016, issued and outstanding	21	19
Additional paid-in capital	65,656	64,202
Accumulated deficit	(53,843)	(52,366)
Accumulated other comprehensive loss	(350)	(353)
Total stockholders’ equity	11,484	11,502
Total liabilities and stockholders’ equity	$17,845	$17,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue:
Digital engagement services	$2,121	$1,849	$6,298	$6,611
Subscription and perpetual licenses	1,711	1,530	5,018	4,575
Managed service hosting	242	317	743	985
Total net revenue	4,074	3,696	12,059	12,171
Cost of revenue:
Digital engagement services	1,297	1,221	3,569	4,111
Subscription and perpetual licenses	473	391	1,468	1,423
Managed service hosting	65	76	209	232
Total cost of revenue	1,835	1,688	5,246	5,766
Gross profit	2,239	2,008	6,813	6,405
Operating expenses:
Sales and marketing	1,193	1,212	3,661	3,528
General and administrative	801	1,035	2,395	2,660
Research and development	393	428	1,175	1,145
Depreciation and amortization	126	328	468	1,023
Restructuring charges	49	16	249	795
Total operating expenses	2,562	3,019	7,948	9,151
Loss from operations	(323)	(1,011)	(1,135)	(2,746)
Interest and other expense, net	(9)	(287)	(122)	(867)
Loss on inducement of convertible notes	-	(726)	-	(726)
Loss before income taxes	(332)	(2,024)	(1,257)	(4,339)
Provision for income taxes	-	8	13	46
Net loss	(332)	(2,032)	(1,270)	(4,385)
Dividends on convertible preferred stock	(71)	(33)	(207)	(97)
Net loss applicable to common shareholders	$(403)	$(2,065)	$(1,477)	$(4,482)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.10)	$(1.03)	$(0.36)	$(3.28)
Number of weighted average shares outstanding:
Basic and diluted	4,195,900	2,003,006	4,129,481	1,367,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Loss	$(332)	$(2,032)	$(1,270)	$(4,385)

Net change in foreign currency translation adjustment	-	3	3	3
Comprehensive loss	$(332)	$(2,029)	$(1,267)	$(4,382)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands, except share data)

(Unaudited)

	Nine Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,270)	$(4,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for deferred taxes	-	31
Loss on disposal of fixed assets	48	31
Amortization of intangible assets	214	322
Loss on inducement of convertible notes	-	726
Depreciation	216	608
Other amortization	84	459
Capitalized interest expense	-	204
Stock-based compensation	433	204
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	(507)	479
Prepaid expenses and other assets	(22)	173
Accounts payable and accrued liabilities	(188)	(119)
Deferred revenue	269	(127)
Other liabilities	(100)	(115)
Total adjustments	447	2,876
Net cash used in operating activities	(823)	(1,509)
Cash flows from investing activities:
Purchase of equipment and improvements	(18)	(24)
Software development capitalization costs	(41)	(104)
Net cash used in investing activities	(59)	(128)
Cash flows from financing activities:
Proceeds from issuance of 533,337 shares of common stock upon conversion of term notes, net of issuance costs	-	1,574
Proceeds from issuance of common stock of 427,073 shares in FY2017 and 136,000 shares in FY2016, net of issuance costs	853	669
Proceeeds from bank term loan	-	500
Proceeds from term notes from stockholders	-	1,000
Borrowing on bank line of credit	1,859	108
Payments on bank term loan	-	(750)
Payments on bank line of credit	(1,630)	(963)
Contingent acquisition payments	(75)	(317)
Principal payments on capital leases	(36)	(291)
Net cash provided by financing activities	971	1,530
Effect of exchange rate changes on cash and cash equivalents	3	3
Net increase/(decrease) in cash and cash equivalents	92	(104)
Cash and cash equivalents at beginning of period	661	337
Cash and cash equivalents at end of period	$753	$233
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$93	$187
Income taxes	$17	$11
Non cash investing and financing activities:
Conversion of subordinated convertible notes (principal)	$-	$570
Conversion of term notes (principal)	$-	$3,000
Accrued dividends on convertible preferred stock	$207	$97

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

The iAPPS Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. Recently, our Marketing Automation platform was named a 2017 SIIA CODiE Award finalist in the Best Marketing Solution category. In 2016, CIO Review selected iAPPS as one of the 20 Most Promising Digital Marketing Solution Providers. This followed accolades from the SIIA (Software and Information Industry Association), which recognized iAPPS Content Manager with the 2015 SIIA CODiE Award for Best Web Content Management Platform. Also in 2015, EContent magazine named iAPPS Digital Engagement Platform to its Trendsetting Products list. The list of 75 products and platforms was compiled by EContent’s editorial staff, and selections were based on each offering’s uniqueness and importance to digital publishing, media, and marketing. We were also recognized in 2015 as a strong performer by Forrester Research, Inc in its independence report, “The Forrester Wave ™: Through-Channel Marketing Automation Platforms, Q3 2015.” Also, in recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

Reverse Stock Split

On June 29, 2017, the Company’s Shareholders and the Board of Directors approved a reverse stock split pursuant to which all classes of our issued and outstanding shares of common stock at the close of business on such date were combined and reconstituted into a smaller number of shares of common stock in a ratio of 1 share of common stock for every 5 shares of common stock (“1-for-5 reverse stock split”). The 1-for-5 reverse stock split is effective as of close of business on July 24, 2017 and the Company’s stock began trading on a split-adjusted basis on July 25, 2017.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The reverse stock split reduces the number of shares of the Company’s common stock currently outstanding from approximately 21 million shares to approximately 4.2 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, and stock options, and to the number of shares issued and issuable under the Company’s Stock Incentive Plans. Upon the effectiveness of the 1-for-5 reverse stock split, each five shares of the Company’s issued and outstanding common stock have been automatically combined and converted into one issued and outstanding share of common stock, par value $.001. The Company did not issue any fractional shares in connection with the reverse stock split. Instead, fractional share interests were rounded up to the next largest whole share. The reverse stock split does not modify the rights or preferences of the common stock. The number of authorized shares of the Company’s common stock remains at 50 million shares and the par value remains $0.001.

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the 1-for-5 reverse stock split.

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund acquisitions to broaden our geographic footprint, develop new products, and build infrastructure. However, during the past two fiscal years and continuing into the current fiscal year, the Company has executed on a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses and improved gross margins.

The Company has a Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Bank”). The Heritage Bank Loan and Security Agreement (“Heritage Agreement”) was set to expire on June 9, 2018, however, On June 10, 2017, the Company was able to extend the maturity date to June 15, 2019. The Heritage Agreement currently provides for $2.5 million of revolving credit advances and may be used for acquisitions and working capital purposes. The credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity. As of June 30, 2017, the Company had an outstanding balance under the Heritage Agreement of $2.3 million. Also, on May 19, 2017, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in relation to the registration of securities of the Company having an aggregate public offering price of up to $10 million. The determinate number of shares of common stock, preferred stock, warrants, and units of any combination thereof (collectively, the “Securities”) may be offered and sold from time to time, but shall not exceed $10 million in total.

The Company has made significant cost reductions over the past two years and the current fiscal year revenues are comparable to the previous fiscal year’s. While there can be no assurances that the anticipated sales will be achieved for fiscal 2017, the Company’s management believes it will have an appropriate cost structure to support the revenues that will be achieved. As such, management believes that the Company will provide sufficient cash flows to fund its operations in the ordinary course of business through at least the next twelve months. In addition, the ability to raise funds through its credit line with Heritage Bank and through the sales of securities may be helpful to the Company if the anticipated sales levels are not achieved or it cannot reduce operating expenses to account for any shortfalls.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016, and the interim Condensed Consolidated Statements of Operations, Comprehensive Loss, and Cash Flows for the three and nine months ended June 30, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the same instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended September 30, 2016. These interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Company’s financial position at June 30, 2017 and September 30, 2016 and its results of operations and cash flows for the three and nine months ended June 30, 2017 and 2016. The results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending September 30, 2017. The accompanying September 30, 2016 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04 to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance will be applied prospectively and is effective for annual reporting periods ending December 31, 2020 and thereafter with early adoption permitted. Management is currently evaluating the impact of the new guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, which amended the existing FASB Accounting Standards Codification Topic 805 Business Combinations. The standard provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. Management is currently evaluating the impact of the new guidance on its consolidated financial statements.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	June 30, 2017	September 30, 2016
Accounts receivable	$3,127	$2,627
Unbilled receivables	62	60
Subtotal	3,189	2,687
Allowance for doubtful accounts	(133)	(138)
Accounts receivable and unbilled receivables, net	$3,056	$2,549

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of June 30, 2017 and September 30, 2016 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of June 30, 2017 and September 30, 2016 based on acceptable valuation methodologies which use market data of similar size and situated debt issues. The Company no longer has any other assets or liabilities to be measured at fair value on a recurring basis as of June 30, 2017.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

Changes in the fair value of the contingent consideration liability were as follows:

Contingent Consideration
Balance, October 1, 2016	$75
Payment of contingent consideration	(75)
Balance, June 30, 2017	$-

5.   Intangible Assets

The components of intangible assets are as follows:

	As of	As of
	June 30, 2017	September 30, 2016
Domain and trade names	$10	$10
Customer related	232	392
Non-compete agreements	92	146
Balance at end of period	$334	$548

Total amortization expense related to intangible assets for the three months ended June 30, 2017 and 2016 was $71 and $108, respectively, and $214 and $322 for the nine months ended June 30, 2017 and 2016, respectively. Amortization expense related to intangible assets is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal years 2017 (remaining), 2018, and 2019 is $71, $242, and $21, respectively.

6.  Goodwill

For fiscal 2016, the Company performed the annual assessment of goodwill during the fourth quarter of 2016 and concluded that goodwill was not impaired. In estimating fair value, the Company performed a discounted cash flow analysis on the reporting unit to determine fair value. The inputs to the discounted cash flow model are considered level 3 in the fair value hierarchy. The impairment test performed by the Company indicated that the estimated fair value of the reporting unit was more than its corresponding carrying amount. As a result of the analyses performed, the Company assessed that goodwill was not impaired. The Company did not have an impairment charge in the nine months ended June 30, 2017.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

As part of these restructuring initiatives, the Company recorded restructuring expenses of $49 thousand and $16 thousand in the three months ended June 30, 2017 and 2016, respectively, and $249 thousand and $795 thousand in the nine months ended June 30, 2017 and 2016, respectively.

The following table summarizes the restructuring activity for the nine months ended June 30, 2017:

	Employee Severence and Benefits	Facility Related and Other Costs	Total
Balance at beginning of period, October 1, 2016	$193	$247	$440
Charges to operations	-	31	$31
Cash disbursements	(99)	(71)	$(170)
Changes in estimates	-	-	$-
Balance at end of period, December 31, 2016	$94	$207	$301
Charges to operations	-	169	169
Cash disbursements	(104)	(124)	(228)
Changes in estimates	-	-	-
Accretion expense	10	-	10
Balance at end of period, March 31, 2017	$-	$252	$252
Charges to operations	-	49	49
Cash disbursements	-	(110)	(110)
Changes in estimates	-	-	-
Balance at end of period, June 30, 2017	$-	$191	$191

The components of the accrued restructuring liabilities is as follows:

	As of	As of
	June 30, 2017	September 30, 2016
Facility related and other costs	$145	$195
Employee related	-	193
Other	46	52
Total	$191	$440

As of June 30, 2017, $130 was reflected in Accrued Liabilities and $61 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet. As of September 30, 2016, $331 was reflected in Accrued Liabilities and $109 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

8.   Debt

Debt at June 30, 2017 and September 30, 2016 consists of the borrowings on the bank line of credit.

Line of Credit

In June 2016, the Company replaced its Loan and Security Agreement with BridgeBank (the “Bridgebank Agreement”) with a new Loan and Security Agreement with Heritage Bank of Commerce. The Heritage Agreement had an original term of 24 months and was to expire on June 9, 2018, however the maturity date was extended on August 10, 2017 to June 15, 2019. The annual commitment fee was 0.4% of the commitment amount in the first year and 0.2% in the second year, and will be $6 in 2018 and thereafter.  Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company will be required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric. The Heritage Agreement currently provides for up to $2.5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $2.5 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time. The borrowings or credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity.  Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, (currently 5.50%). As of June 30, 2017 and September 30, 2016, the Company had an outstanding balance under the Heritage Agreement of $2.3 million and $2.1milllion, respectively. All financial covenants were met for the quarter ended June 30, 2017.

An amendment to the Heritage Agreement (“First Amendment”) was executed on August 15, 2016 and included a waiver for the Adjusted EBITDA metric for the quarter ended June 30, 2016. The First Amendment also included a decrease in the revolving line of credit from $3.0 million to $2.5 million and the Adjusted EBITDA metric for the quarter ended September 30, 2016. The First Amendment also included a minimum cash requirement of $500 in the Company’s accounts at Heritage, which was waived for the period ended September 30, 2016. On December 14, 2016, a second amendment to the Heritage Agreement (“Second Amendment”) was executed. The Second Amendment included a minimum cash requirement of $250 in the Company’s accounts at Heritage and the Adjusted EBITDA metrics for fiscal 2017. As of June 30, 2017, the Company had an outstanding balance under the Heritage Agreement of $2.3 million. All financial covenants were met for the quarter ended June 30, 2017. On August 10, 2017, a third amendment to the Heritage Agreement (“Third Amendment”) was executed. The Third Amendment included an extension to the maturity date to June 15, 2019, a facility fee of $6 due June 9, 2018, and a reduction of the unconditional guaranty from the Company’s Director and Shareholder. (see below)

Similar to the Bridgebank Agreement, a Director and Shareholder of the Company, Michael Taglich, signed an unconditional guaranty (the “Guaranty”) and promise to pay Heritage Bank all indebtedness in an amount not to exceed $2 million in connection with the out of formula borrowings. On August 10, 2017, per the terms of the Third Amendment, the Guaranty was reduced from $2.0 million to $1.5 million. Under the terms of the Guaranty, the Guarantor authorizes Lender, without notice or demand and without affecting its liability hereunder, from time to time to: (a) renew, compromise, extend, accelerate, or otherwise change the time for payment, or otherwise change the terms, of the Indebtedness or any part thereof, including increase or decrease of the rate of interest thereon, or otherwise change the terms of the Indebtedness; (b) receive and hold security for the payment of this Guaranty or any Indebtedness and exchange, enforce, waive, release, fail to perfect, sell, or otherwise dispose of any such security; (c) apply such security and direct the order or manner of sale thereof as Lender in its discretion may determine; and (d) release or substitute any Guarantor or any one or more of any endorsers or other guarantors of any of the Indebtedness.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

9.   Other Long Term Liabilities

Deferred Rent

In connection with the lease in Massachusetts, the Company made an investment in leasehold improvements at this location of approximately $1.4 million, of which approximately $657 was funded by the landlord. The capitalized leasehold improvements are being amortized over the initial life of the lease. The improvements funded by the landlord are treated as lease incentives. Accordingly, the funding received from the landlord was recorded as a fixed asset addition and a deferred rent liability on the Condensed Consolidated Balance Sheets. As of June 30, 2017, $151 was reflected in Accrued Liabilities and $82 is reflected in Other Long Term Liabilities on the Consolidated Balance Sheet. As of September 30, 2016, $141 was reflected in Accrued Liabilities and $197 is reflected in Other Long Term Liabilities on the Consolidated Balance Sheet. The deferred rent liability is being amortized as a reduction of rent expense over the life of the lease.

10.   Shareholders’ Equity

Preferred Stock

On October 27, 2014, the Company sold 200,000 shares of Series A convertible preferred stock (the “Preferred Stock”) at a purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. Net proceeds to the Company after offering expenses were approximately $1.8 million. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The current conversion price is $16.25, and is subject to adjustment in the event of stock splits or stock dividends. Any accrued but unpaid dividends on the shares of Preferred Stock to be converted shall also be converted in common stock at the conversion price. A mandatory provision also may provide that the Company will have the right to require the holders to convert shares of Preferred Stock into Conversion Shares if (i) the Company’s common stock has closed at or above $32.50 per share for ten consecutive trading days and (ii) the Conversion Shares are (A) registered for resale on an effective registration statement or (B) may be resold pursuant to Rule 144. As of June 30, 2017, a total of 1,636 preferred shares have been converted to 1,007 shares of common stock.

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

The Company may pay dividends in cash or Preferred Stock. Effective January 1, 2017, cumulative dividends are payable at a rate of 12% per year, as after two years, any Preferred Stock dividends increase from 6% to 12.0% per year. If the Company does not pay the dividends in cash, then the Company may pay dividends in any quarter by delivery of additional shares of Preferred Stock (“PIK Election”). If the Company shall make the PIK Election with respect to the dividend payable, it shall deliver a number of shares of Preferred Stock equal to (A) the aggregate dividend payable to such holder as of the end of the quarter divided by (B) the lesser of (x) the then effective Conversion Price or (y) the average VWAP for the five (5) consecutive Trading Days prior to such dividend payment date. The Company shall have the right to force conversion of the Preferred Stock into shares of Common Stock at any time after the Common Stock trades in excess of $32.50 per share. The Preferred Shares shall vote with the Common on an as converted basis.

As of June 30, 2017, the Company has issued 38,074 preferred convertible shares (PIK shares) to the preferred shareholders of which 16,982 shares were issued in fiscal 2017. The Company elected to declare a PIK dividend for the next quarterly payment due July 1, 2017. The total PIK dividend declared for July 1, 2017 is 7,098 preferred stock shares at a dividend rate of 12%.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

Common Stock

On November 3, 2016, the Company entered into Securities Purchase Agreements (“November 2016 Private Placement”) with certain institutional and accredited investors (the “Purchasers”) to sell an aggregate total of 427,073 shares of common stock for $2.40 per share (the “Purchaser Shares”) for gross proceeds of $1.0 million. The Company’s President and CEO (Roger Kahn) and two of the Company’s directors (Michael Taglich and Robert Taglich) purchased shares of common stock in this private offering. Roger Kahn purchased 17,200 common shares and Michael and Robert Taglich each purchased 30,770 common shares. Also, as additional consideration, the Company issued to the Purchasers, warrants to purchase an aggregate total of 213,538 shares common stock (the “Purchaser Warrant Shares”).

On February 3, 2017, the Company issued 36,826 shares of restricted common stock at $3.15 to four members of its Board of Directors in lieu of cash payments for their annual services as board members. The shares vest in equal installments on a monthly basis through the end of the service period of September 30, 2017. The aggregate fair value of the shares is $116 and is being expensed over the service period. The amount of expense recognized as of June 30, 2017 is $87. In June 2017, the Company’s CEO and President (Roger Kahn) elected to receive common stock in lieu of a $20,000 cash payment for a bonus earned for the first half of the fiscal year. He received 7,273 fully vested restricted shares with a fair value price per share of $2.75.

Registration Rights and Piggyback Registration

The Company and the Purchasers also entered into a Registration Rights Agreement, wherein the Company agreed to file a registration statement (“Registration” or “Form S-3”) to register the Purchaser Shares and Purchaser Warrant Shares under the Securities Act of 1933, as amended. The Registration was filed with the Securities and Exchange Commission on November 14, 2016 and further amended on December 23, 2016. A total of 348,334 Purchaser Shares and 174,167 Purchaser Warrant Shares were registered with the Form S-3 filing. Roger Kahn, Michael Taglich, and Robert Taglich did not participate in the Registration.

Also included in the Registration were other securities that had been purchased prior to the November 2016 Private Placement, namely private placements of our common stock and warrants to purchase common stock. As a part of these private placement transactions, the Company had offered certain investors piggyback registration rights such that, in the event the Company filed a registration statement to register its securities under the Securities Act, the shares of common stock issued or issuable to those investors would be eligible to also be included in the registration statement to be registered under the Securities Act. Accordingly, in addition to the Purchaser Shares and Purchaser Warrants from the November 2016 Private Placement, 616,533 common shares and warrants were included in the registration statement pursuant to these previously granted piggyback registration rights. In total, the Registration included 1,139,033 shares of common stock and warrants to purchase common stock. Net proceeds to the Company after the completion of the November 2016 Private Placement and the Form S-3 was $853.

Contingent Consideration

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 21,058 common shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 13,539 shares of Bridgeline Digital common stock was contingently issuable to the sellers of ElementsLocal. The contingent consideration was payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. As of June 30, 2017, the stockholders of ElementsLocal earned the full earnout of 13,539 shares of common stock, of which the final earnout shares totaling 1,129 were issued in November 2016.

Stock Incentive Plans

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan replaced an older plan that had expired in August 2016. The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Initially, a total of 500,000 shares of the Company’s Common Stock will be reserved for issuance under this new plan. As of June 30, 2017, there are 280,834 shares available for future issuance.

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

As of June 30, 2017, the total warrants outstanding were issued as follows: 227,655 warrants were issued to the placement agents in connection with private placements and 231,938 warrants were issued to individual investors in connection with private placements, and 80,000 warrants were issued to a Director/Shareholder for debt issuances and bank guarantees. Warrants have been issued to certain directors and officers for their participation in some private placements, debt issuances and bank guarantees. Included in the total warrants outstanding are warrants to purchase 8,600 shares of common stock issued to the Company’s President and CEO, Roger Kahn, in connection with the November 2016 Private Placement, in which he purchased shares of common stock. Also included in the total warrants outstanding are warrants to purchase 151,032 shares of common stock issued to Michael Taglich. Michael Taglich is a member of the Board of Directors and a shareholder. Michael Taglich has been issued warrants in connection with his participation as an investor in private offerings and issuance of loans to the Company. He has also guaranteed $2.0 million (subsequently reduced to $1.5 million as of August 10, 2017)  in connection with the Company’s out of formula borrowings on its credit facility. Also included in the total warrants outstanding are warrants to purchase 62,156 shares of common stock issued to Robert Taglich. Robert Taglich was a member of the Board of Directors until June 29, 2017. Robert Taglich has been issued warrants in connection with his participation as an investor in private offerings of the Company. Michael Taglich and Robert Taglich are also the principals of Taglich Brothers, Inc who have been the placement agents for many of the Company’s private placements.

In connection with the November 2016 Private Placement, the Company issued to the Purchasers warrants to purchase an aggregate total of 213,538 shares common stock. Each Purchaser Warrant Share expires five and one-half years from the date of issuance and is exercisable for $3.50 per share beginning six-months from the date of issuance, or May 9, 2017.  The warrants expire May 9, 2022. Purchaser Warrant Shares were also issued to Roger Kahn 8,600 shares and Michael and Robert Taglich 15,385 shares each.

On January 7, 2015, Bridgeline also entered into a side letter with Michael Taglich pursuant to which Bridgeline agreed in the event the Bank Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 6,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015. Since the Guaranty was still outstanding at December 31, 2016, a warrant to purchase 6,000 shares of common stock was issued to Michael Taglich in January 2017 at a price of $20.00.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

Total warrants outstanding as of June 30, 2017, were as follows:

	Issue
Description	Date	Shares	Price	Expiration

Investors	6/19/2013	18,400	$31.25	6/19/2018
Placement Agent	6/19/2013	9,200	$31.25	6/19/2018
Placement Agent	9/30/2013	6,157	$32.50	9/30/2018
Placement Agent	11/6/2013	3,078	$32.50	11/6/2018
Placement Agent	3/28/2014	12,800	$26.25	3/28/2019
Placement Agent	10/28/2014	12,308	$16.25	10/28/2019
Director/Shareholder	12/31/2014	12,000	$20.00	12/31/2019
Director/Shareholder	2/12/2015	12,000	$20.00	2/12/2020
Director/Shareholder	5/12/2015	12,000	$20.00	5/12/2020
Director/Shareholder	7/21/2015	32,000	$8.75	7/21/2018
Director/Shareholder	12/31/2015	6,000	$20.00	12/31/2020
Placement Agent	5/17/2016	86,778	$3.65	5/17/2021
Placement Agent	5/11/2016	53,334	$3.75	5/11/2021
Placement Agent	7/15/2016	44,000	$4.60	7/15/2021
Investors	11/9/2016	213,538	$3.50	5/9/2022
Director/Shareholder	12/31/2016	6,000	$20.00	12/31/2021
Total		539,593

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2016	448,584	$7.55	328,752	$11.69
Granted	20,200	$3.45	219,538	$3.95
Exercised	-	$-	-	-
Forfeited or expired	(14,780)	$15.65	(8,697)	$35.00
Outstanding, June 30, 2017	454,004	$7.10	539,593	$8.16

11.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(332)	$(2,032)	$(1,270)	$(4,385)
Accrued dividends on convertible preferred stock	(71)	(33)	(207)	(97)
Net loss applicable to common shareholders	$(403)	$(2,065)	$(1,477)	$(4,482)

Weighted average common shares outstanding - basic	4,196	2,003	4,129	1,367
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - diluted	4,196	2,003	4,129	1,367

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.10)	$(1.03)	$(0.36)	$(3.28)

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

For the three and nine months ended June 30, 2017, there were no options to purchase shares of the Company’s common stock considered as dilutive, as the options were all valued at less than the current market price. Warrants to purchase 539,593 shares of common stock and the Series A convertible preferred stock shares have also been excluded as they are anti-dilutive to the Company’s net loss.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollars in thousands, except share and per share data)

For the three and nine months ended June 30, 2016, there were no options to purchase shares of the Company’s common stock considered as dilutive, as the options were all valued at less than the current market price. Warrants to purchase 144,657 shares of common stock and contingent shares to be issued in connection with prior acquisitions of ElementsLocal have also been excluded as they are anti-dilutive to the Company’s net loss. Also, excluded in the computation of diluted loss per share are the Series A convertible preferred stock shares as they are anti-dilutive to the Company’s net loss.

12.  Income Taxes

There was no income tax expense for the three months ended June 30, 2017. Income tax expense was $8 for the three months ended June 30, 2016 and $13 and $46 for the nine months ended June 30, 2017 and 2016, respectively. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

13.  Related Party Transactions

Michael Taglich is a member of the Company’s Board of Directors. Robert Taglich was also a member of the Board of Directors until he resigned as a Director on June 29, 2017. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm, which he co-founded with his brother Robert. Robert Taglich is Senior Director of Taglich Brothers, Inc. The Taglich Brothers, Inc. were the Placement Agents for many of the Company’s private offerings in 2012, 2013, 2014, and 2016. They were also the Placement Agent for the Company’s $3.0 million subordinated debt offering in 2013 and the Series A Preferred stock sale in 2015. Michael Taglich beneficially owns approximately 24% of Bridgeline stock. Michael Taglich has also guaranteed $2.0 million (subsequently reduced to $1.5 million as of August 10, 2017)  in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank. Robert Taglich beneficially owns approximately 8% of Bridgeline stock.

14.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of June 30, 2017, the Company was not engaged with any material legal proceedings.

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

The iAPPS Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. Recently, our Marketing Automation platform was named a 2017 SIIA CODiE Award finalist in the Best Marketing Solution category. In 2016, CIO Review selected iAPPS as one of the 20 Most Promising Digital Marketing Solution Providers. This followed accolades from the SIIA (Software and Information Industry Association), which recognized iAPPS Content Manager with the 2015 SIIA CODiE Award for Best Web Content Management Platform. Also in 2015, EContent magazine named iAPPS Digital Engagement Platform to its Trendsetting Products list. The list of 75 products and platforms was compiled by EContent’s editorial staff, and selections were based on each offering’s uniqueness and importance to digital publishing, media, and marketing. We were also recognized in 2015 as a strong performer by Forrester Research, Inc in its independence report, “The Forrester Wave ™: Through-Channel Marketing Automation Platforms, Q3 2015.” Also, in recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

Reverse Stock Split

On June 29, 2017, the Company’s Shareholders and the Board of Directors approved a reverse stock split pursuant to which all classes of our issued and outstanding shares of common stock at the close of business on such date were combined and reconstituted into a smaller number of shares of common stock in a ratio of 1 share of common stock for every 5 shares of common stock (“1-for-5 reverse stock split”). The 1-for-5 reverse stock split is effective as of close of business on July 24, 2017 and the Company’s stock began trading on a split-adjusted basis on July 25, 2017.

The reverse stock split reduces the number of shares of the Company’s common stock currently outstanding from approximately 21 million shares to approximately 4.2 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, and stock options, and to the number of shares issued and issuable under the Company’s Stock Incentive Plans. Upon the effectiveness of the 1-for-5 reverse stock split, each five shares of the Company’s issued and outstanding common stock have been automatically combined and converted into one issued and outstanding share of common stock, par value $.001. The Company did not issue any fractional shares in connection with the reverse stock split. Instead, fractional share interests were rounded up to the next largest whole share. The reverse stock split does not modify the rights or preferences of the common stock. The number of authorized shares of the Company’s common stock remains at 50 million shares and the par value remains $0.001.

All financial information has been retroactively adjusted to reflect the effects of the 1-for-5 reverse stock split.

Customer Information

We currently have over 3,000 active customers. For the three months ended June 30, 2017, two customers represented approximately 16% and 11% of the Company’s total revenue and for the nine months ended June 30, 2017, two customers represented approximately 14% and 11% of the Company’s total revenue. For the three months ended June 30, 2016, one customer represented approximately 10% of the Company’s total revenue and for the nine months ended June 30, 2016, there were no customers that represented more than 10% of the Company’s total revenue.

Results of Operations for the Three and Months Ended June 30, 2017 compared to the Three and Nine Months Ended June 30, 2016

Total revenue for the three months ended June 30, 2017 was $4.1 million compared with $3.7 million for the three months ended June 30, 2016.  We had a net loss of $332 thousand for the three months ended June 30, 2017 compared with net loss of $2.0 million for the three months ended June 30, 2016.  Net loss per share applicable to common shareholders was ($0.10) for the three months ended June 30, 2017 and ($1.05) for the three months ended June 30, 2016.

Total revenue for the nine months ended June 30, 2017 was $12.1 million compared with $12.2 million for the nine months ended June 30, 2016.  We had a net loss of $1.3 million for the nine months ended June 30, 2017 compared with net loss of $4.4 million for the nine months ended June 30, 2016.  Net loss per share applicable to common shareholders was ($0.36) for the nine months ended June 30, 2017 and ($3.30) for the nine months ended June 30, 2016.

Results of Operations

	Three Months	Three Months				Nine Months	Nine Months
	Ended	Ended				Ended	Ended
	June 30,	June 30,	$	%		June 30,	June 30,	$	%
	2017	2016	Change	Change		2017	2016	Change	Change
Net revenue:
Digital enagement services	$2,121	$1,849	272	15%		$6,298	$6,611	(313)	(5%	)
% of total net revenue	52%	50%				52%	54%
Subscription and perpetual licenses	1,711	1,530	181	12%		5,018	4,575	443	10%
% of total net revenue	42%	41%				42%	38%
Managed service hosting	242	317	(75)	(24%	)	743	985	(242)	(25%	)
% of total net revenue	6%	9%				6%	8%
Total net revenue	$4,074	$3,696	$378	10%		$12,059	$12,171	$(112)	(1%	)

Cost of revenue:
Digital engagement costs	1,297	1,221	76	6%		3,569	4,111	(542)	(13%	)
% of digital engagement services revenue	61%	66%				57%	62%
Subscription and perpetual licenses	473	391	82	21%		1,468	1,423	45	3%
% of subscription and perpetual revenue	28%	26%				29%	31%
Managed service hosting	65	76	(11)	(14%	)	209	232	(23)	(10%	)
% of managed service hosting revenue	27%	24%				28%	24%
Total cost of revenue	1,835	1,688	147	9%		5,246	5,766	(520)	(9%	)
Gross profit	$2,239	$2,008	$231	12%		$6,813	$6,405	$408	6%
Gross profit margin	55%	54%				56%	53%

Operating expenses:
Sales and marketing	1,193	1,212	(19)	(2%	)	3,661	3,528	133	4%
% of total revenue	29%	33%				30%	29%
General and administrative	801	1,035	(234)	(23%	)	2,395	2,660	(265)	(10%	)
% of total revenue	20%	28%				20%	22%
Research and development	393	428	(35)	(8%	)	1,175	1,145	30	3%
% of total revenue	10%	12%				10%	9%
Depreciation and amortization	126	328	(202)	(62%	)	468	1,023	(555)	(54%	)
% of total revenue	3%	9%				4%	8%
Restructuring charges	49	16	33	206%		249	795	(546)	(69%	)
% of total revenue	1%	0%				2%	7%
Total operating expenses	2,562	3,019	(457)	(15%	)	7,948	9,151	(1,203)	(13%	)

Loss from operations	(323)	(1,011)	688	(68%	)	(1,135)	(2,746)	1,611	(59%	)
Interest and other expense, net	(9)	(287)	278	(97%	)	(122)	(867)	745	(86%	)
Loss on inducement of convertible notes	-	(726)	726	(100%	)	-	(726)	726	(100%	)
Loss before income taxes	(332)	(2,024)	1,692	(84%	)	(1,257)	(4,339)	3,082	(71%	)
Provision for income taxes	-	8	(8)	(100%	)	13	46	(33)	(72%	)

Net loss	$(332)	$(2,032)	$1,700	(84%	)	$(1,270)	$(4,385)	$3,115	(71%	)

Non-GAAP Measure:
Adjusted EBITDA	$49	$(575)	$624	(109%	)	$81	$(484)	$565	(117%	)

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised primarily of iAPPS digital engagement related services, such as professional services to implement our software solutions, recurring services, and training. Revenue from digital engagement services increased $272 thousand, or 15%, to $2.1 million for the three months ended June 30, 2017 compared to $1.8 million for the three months ended June 30, 2016. Digital engagement services revenue as a percentage of total revenue increased to 52% from 50% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in iAPPS digital engagements services revenues is a result of increased billable utilization and implementation services related to new iAPPS engagements.

Revenue from digital engagement services decreased $313 thousand, or 5%, to $6.3 million for the nine months ended June 30, 2017 compared to $6.6 million for the nine months ended June 30, 2016.  Digital engagement services revenue as a percentage of total revenue decreased to 52% from 54% for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.  The decreases are attributable to a lower than desired billable utilization and a higher beginning backlog at the start of the previous fiscal year.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $181 thousand, or 12%, to $1.7 million for the three months ended June 30, 2017 compared to $1.5 million for the three months ended June 30, 2016. Subscription and perpetual license revenue as a percentage of total revenue increased to 42% for the three months ended June 30, 2017 from 41% compared to the three months ended June 30, 2016. The increase as a percentage of revenues is attributable to iAPPS perpetual licenses sold in the quarter and an increase in SaaS license revenues.

Revenue from subscription and perpetual licenses increased $443 thousand, or 10%, to $5.0 million for the nine months ended June 30, 2017 compared to $4.6 million for the nine months ended June 30, 2016. The increases are primarily due to iAPPS perpetual licenses sold in the nine months June 30, 2017. Subscription and perpetual license revenue as a percentage of total revenue increased to 42% for the nine months ended June 30, 2017 from 38% compared to the nine months ended June 30, 2016. The increase as a percentage of revenues is attributable to the increases to iAPPS perpetual licenses and increases in SaaS license revenues.

Managed Service Hosting

Revenue from managed service hosting decreased $75 thousand, or 24%, to $242 thousand for the three months ended June 30, 2017 compared to $317 thousand for the three months ended June 30, 2016. Managed services revenue as a percentage of total revenue decreased to 6% for the three months ended June 30, 2017 from 9% compared to the three months ended June 30, 2016. The decreases are due a concentrated effort to discontinue hosting services to non-iAPPS customers, the majority of whom were obtained through previous acquisitions, as well as some attrition from existing iAPPS customers.

Revenue from managed service hosting decreased $242 thousand, or 25%, to $743 thousand for the nine months ended June 30, 2017 compared to $985 thousand for the nine months ended June 30, 2016.  Managed services revenue as a percentage of total revenue decreased to 6% for the nine months ended June 30, 2017 from 8% compared to the nine months ended June 30, 2016. The decreases are attributable to the decrease in non-iAPPS customer hosting contracts as described above.

Costs of Revenue

Total cost of revenue increased $147 thousand to $1.8 million or 9% for the three months ended June 30, 2017 compared to $1.7 million for the three months ended June 30, 2016. Total cost of revenue decreased $520 thousand to $5.3 million or 9% for the nine months ended June 30, 2017 compared to $5.8 million for the nine months ended June 30, 2016.

The gross profit margin improved to 55% for the three months ended June 30, 2017 compared to 54% for the three months ended June 30, 2016, as well as improved to 56% for the nine months ended June 30, 2017 compared to 53% for the nine months ended June 30, 2016. The improvement in the gross profit margin for the three and nine months ended June 30, 2017 compared to the comparable periods is attributable to reductions in facilities and overhead costs combined with an increase in utilization from a more efficient billable services team.

Cost of Digital Engagement Services

Cost of digital engagement services revenue consists of employee-related costs and overhead for our professional services team and subcontractor fees. Cost of digital engagement services increased $76 thousand, or 6%, to $1.3 million for the three months ended June 30, 2017 compared to $1.2 million for the three months ended June 30, 2016. The increase in the cost of digital engagement services for the three months ended June 30, 2017 compared to the prior period is due to costs for third-party subcontractors. The cost of digital engagement services as a percentage of digital engagement services revenue decreased to 61% from 66% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in the percentage of digital engagement services for the three months ended June 30, 2017 compared to the prior period is due to a reduction in facilities and overhead costs.

Cost of digital engagement services decreased $542 thousand, or 13%, to $3.6 million for the nine months ended June 30, 2017 compared to $4.1 million for the nine months ended June 30, 2016. The cost of digital engagement services as a percentage of digital engagement services revenue decreased to 57% from 62% for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.  The decreases for the nine months ended June 30, 2017 compared to the prior period is due to a reduction in facilities and overhead costs.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses consists of expenses related to licensing our software and providing support, the costs of network operations centers, amortization expense associated with capitalized software, and certain licensing fees paid for the use of third party technology. Also included are employee-related costs and overhead for personnel to support our platforms. Cost of subscription and perpetual licenses increased $82 thousand, or 21%, to $473 thousand for the three months ended June 30, 2017 compared to $391 thousand for the three months ended June 30, 2016. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 28% from 26% compared to the three months ended June 30, 2016.  The increases are due to the costs to transition our network operations center from a co-managed facility at Internap to a cloud-based model with Amazon Web Services.

Cost of subscription and perpetual licenses increased $45 thousand, or 3%, to $1.5 million for the nine months ended June 30, 2017 compared to $1.4 million for the nine months ended June 30, 2016. The increases are due to the costs to transition our network operations center from a co-managed facility at Internap to a cloud-based model with Amazon Web Services. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 29% from 31% compared to the nine months ended June 30, 2016.  The decreases are due to cessation of amortization costs related to the capitalization of software, partially offset by costs to transition our network operations center from a co-managed facility at Internap to a cloud-based model with Amazon Web Services.

Cost of Managed Service Hosting

Cost of managed service hosting consists of expenses related to hosting our customer’s software, mainly the costs for our network operations centers. Cost of managed service hosting decreased $11 thousand, or 14%, to $65 thousand for the three months ended June 30, 2017 compared to $76 thousand for the three months ended June 30, 2016. Cost of managed service hosting decreased $23 thousand, or 10%, to $209 thousand for the nine months ended June 30, 2017 compared to $232 thousand for the nine months ended June 30, 2016. The decreases for the three and nine months ended June 30, 2017 compared to the prior periods are attributable to a decrease in non-iAPPS hosting customers and the corresponding costs to support them.

The cost of managed services as a percentage of managed services revenue increased to 27% from 24% compared to the three months ended June 30, 2016 and increased to 28% from 24% compared to the nine months ended June 30, 2016. The percentage increases are attributable to the decreases in hosting revenues in proportion to fixed costs for our third party hosting providers.

Operating Expenses

Sales and Marketing Expenses

Our sales and marketing expenses primarily include employee-related costs and overhead for our sales and marketing personnel, sales commissions, advertising and marketing programs, and travel. Sales and marketing expenses decreased $19 thousand to $1.2 million, or 2%, for the three months ended June 30, 2017 compared to $1.2 for the three months ended June 30, 2016. The decreases for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 are attributable to decreases in compensation.  Sales and marketing expenses represented 29% and 33% of total revenue for the three months ended June 30, 2017 and 2016, respectively.

Sales and marketing expenses increased $133 thousand to $3.7 million, or 4%, for the nine months ended June 30, 2017 compared to $3.5 million for the nine months ended June 30, 2016.  Sales and marketing expenses represented 30% and 29% of total revenue for the nine months ended June 30, 2017 and 2016, respectively. The increases for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 are attributable to increases in sales personnel and marketing expenses in order to create and build a direct and inside sales team to position the Company for growth.

General and Administrative Expenses

Our general and administrative expenses include the employee-related costs and overhead for our corporate, finance, information technology, human resources, and legal personnel. Also included are costs for outside professional services, including accounting and legal fees, and bad debt expenses. General and administrative expenses decreased $234 thousand, or 23%, to $801 thousand for the three months ended June 30, 2017 compared to $1.0 million for the three months ended June 30, 2016.  General and administrative expenses represented 20% and 28% of total revenue for the three months ended June 30, 2017 and 2016, respectively. The decrease in expense for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to decreases in bad debt expenses and overhead.

General and administrative expenses decreased $265 thousand, or 10%, to $2.46 million for the nine months ended June 30, 2017 compared to the $2.7 million for the nine months ended June 30, 2016.  General and administrative expenses represented 20% and 22% of total revenue for the nine months ended June 30, 2017 and 2016, respectively. The decrease in expense for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 was due to decreases in headcount and overhead costs.

Research and Development

Our research and development expenses consist principally of employee-related costs and overhead. Research and development expense decreased $35 thousand, or 8%, to $393 thousand for the three months ended June 30, 2017 compared to $428 thousand for the three months ended June 30, 2016. Research and development expenses represented 10% and 12% of total revenue for the three months ended June 30, 2017 and 2016, respectively. The decreases in research and development expense for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 is due to a decrease in salaries and benefits.

Research and development expense increased $30 thousand, or 3%, to $1.2 million for the nine months ended June 30, 2017 compared to $1.1 million for the nine months ended June 30, 2016. Research and development expenses represented 10% and 9% of total revenue for the nine months ended June 30, 2017 and 2016, respectively. The increases in research and development expense for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 is due to an increase in salaries and benefits.

Depreciation and Amortization

Depreciation and amortization expense decreased $202 thousand, or 62% to $126 for the three months ended June 30, 2017 compared to $328 thousand for the three months ended June 30, 2016 and decreased $555 thousand, or 54%, to $468 thousand for the nine months ended June 30, 2017 compared to $1.0 million for the nine months ended June 30, 2016. Depreciation and amortization represented 3% and 9% of revenue for the three months ended June 30, 2017 and 2016, respectively, and 4% and 8% of total revenue for the nine months ended June 30, 2017 and 2016, respectively. Depreciation and amortization has decreased due to asset retirements related to the termination and closing of offices, as well as reductions in capital expenditures as a result in transitioning to Amazon Web Services.

Restructuring Expenses

During the fiscal 2015 and 2016 and through the current fiscal year, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The restructuring efforts included the renegotiation of several office leases and relocations to smaller spaces, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. In the second quarter of fiscal 2017, the Company initiated a plan to shut down its operations in India. As part of these restructuring initiatives, we recorded $49 thousand and $16 thousand in the three months ended June 30, 2017 and 2016, respectively, and $249 thousand and $795 thousand in the nine months ended June 30, 2017 and 2016, respectively.

Net Loss

Loss from operations

The loss from operations was ($323) thousand for three months ended June 30, 2017, compared to a loss of ($1.1) million in the prior period and a loss of ($1.1) million for the nine months ended June 30, 2017 compared to a loss of ($2.8) million for the prior year. Operating expenses decreased $457 thousand or 15% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and decreased ($1.2) million or 13% for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. We have made concerted efforts to bring our operating expenses in line with projected revenues.

Income Taxes

There was no provision for income tax expense for the three months ended June 30, 2017. The provision for income tax expense was $8 thousand for the three months ended June 30, 2016. The provision for income tax expense was $13 thousand and $46 thousand for the nine months ended June 30, 2017 and 2016, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

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

The following table reconciles net loss (which is the most directly comparable GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(332)	$(2,032)	$(1,270)	$(4,385)
Provision for income tax	-	8	13	46
Interest expense, net	29	287	94	867
Loss on inducement of convertible notes	-	726	-	726
Amortization of intangible assets	71	108	214	323
Depreciation	53	169	216	608
Restructuring charges	49	16	249	795
Loss on disposal of fixed assets	-	-	48	-
Other amortization	18	68	84	328
Stock based compensation	161	75	433	208
Adjusted EBITDA	$49	$(575)	$81	$(484)

Adjusted EBITDA for the quarter ended June 30, 2017 increased significantly compared to the quarter ended June 30, 2016. For the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016, gross profit and gross margin have improved and operating expenses have significantly decreased driving the improvement in Adjusted EBITDA.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $823 thousand for the nine months ended June 30, 2017 compared to cash used in operating activities of $1.5 million for the nine months ended June 30, 2016. We have significantly reduced operating expenses, and therefore reduced liabilities.

Investing Activities

Cash used in investing activities was $59 thousand for the nine months ended June 30, 2017 compared to $128 thousand for the nine months ended June 30, 2016.   In the nine months ended June 30, 2017, we purchased $18 thousand of computer equipment and capitalized $41 thousand in costs related to iAPPS software development.

Financing Activities

Cash provided by financing activities was $971 thousand for the nine months ended June 30, 2017 compared to $1.5 million for the nine months ended June 30, 2016.  Cash provided by financing activities for the nine months ended June 30, 2017 is primarily attributable to the sale and registration of 427,073 shares of common stock in November 2016, which raised a net $853 thousand in funds for current and future operations. We also borrowed $1.9 million on our line of credit with Heritage Bank. Partially offsetting these proceeds, we made payments of $1.6 million on the Heritage Bank line of credit, contingent acquisition payments of $75 thousand and capital lease payments of $36 thousand.

Capital Resources and Liquidity Outlook

In the first quarter of fiscal 2017, we entered into Securities Purchase Agreements with certain institutional and accredited investors to sell an aggregate total of 427,073 shares of our common stock for $2.40 per share. Concurrently, we filed a Form S-3 to register the majority of these shares, as well as shares purchased in previous private offerings.  In total, we received net proceeds of $853 thousand as a result of these transactions. The proceeds will be used to fund current and future operations. In the quarter ended June 30, 2017, we also filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in relation to the registration of securities of the Company having an aggregate public offering price of up to $10 million. The determinate number of shares of common stock, preferred stock, warrants, and units of any combination thereof (collectively, the “Securities”) may be offered and sold from time to time, but shall not exceed $10 million in total. We anticipate that sales of these securities may provide funds for working capital. Also, in June 2017, we extended our line of credit with Heritage Bank of Commerce to June 15, 2019.

We believe that the proceeds from the November 2016 Private Placement, cash generated from operations, and proceeds from our bank line of credit and future sales of Securities will be sufficient to fund the Company’s working capital and capital expenditure needs in the foreseeable future. We have a borrowing facility with Heritage Bank from which we can borrow, and this line is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Commitments and Contingencies

As of June 30, 2017, we have no material commitments or contingencies, other than those disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2016.

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

Accounting for Stock-Based Compensation

At June 30, 2017, we maintained stock-based compensation plans which are more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2016.

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

As of June 30, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following summarizes all sales of our unregistered securities during the quarter ended June 30, 2017. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Common Stock

In June 2017, the Company’s CEO and President elected to receive common stock in lieu of a $20,000 cash payment for a bonus earned for the first half of the fiscal year. He received 7,273 fully vested restricted shares with a fair value price per share of $2.75.

Stock Options

During the fiscal quarter ended June 30, 2017, the Company granted 10,000 stock options under The 2016 Stock Incentive Plan at a weighted average exercise price of $3.80 per share.

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

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013)

3.1(ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2015)

3.1(iii)	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014)

3.1(iv)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on February 17, 2015)

3.1 (v)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated July 24, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 24, 2017)

4.1(i)

Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K Filed on November 4, 2016)

4.1(ii)	Registration Rights Agreement, as amended on June 30, 2017 filed with the Securities and Exchange Commission on May 19, 2017

10.1	Third Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce

10.2	First Amendment to Affirmation of Guaranty between Michael N. Taglich and Heritage Bank of Commerce

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

August 14, 2017	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

August 14, 2017	/s/ Michael Prinn
Date	Michael Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

10.1	Third Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce

10.2	First Amendment to Affirmation of Guaranty between Michael N. Taglich and Heritage Bank of Commerce

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.