Form 10-K
period 2017-09-30
Bridgeline Digital, Inc.
filed 2017-12-21
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,321,517 based on the closing price of $4.17 of the issuer’s common stock, par value $.001 per share, as reported by the NASDAQ Stock Market on March 31, 2017.

On December 12, 2017, there were 4,200,219 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2017 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended September 30, 2017, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital Market, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, dependence on third parties, the security of our software and response to cyber security risks, our ability to meet our financial obligations and commitments, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, or our ability to respond to government regulations. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described herein and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I

Item 1.   Business.

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers maximize the performance of their full digital experience from websites and intranets to online stores. Bridgeline’s Unbound (iAPPS®) platform deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to help marketers deliver digital experiences that attract, engage and convert their customers across all channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. Our iAPPSds (“distributed subscription”), is a platform that empowers large franchise and multi-unit organizations with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee.

The iAPPS platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or hosted by Bridgeline via a cloud-based hosted services model.

The iAPPS Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In 2017, our Marketing Automation platform was named a 2017 SIIA CODiE Award finalist in the Best Marketing Solution category. In 2016, CIO Review selected iAPPS as one of the 20 Most Promising Digital Marketing Solution Providers. This followed accolades from the SIIA (Software and Information Industry Association), which recognized iAPPS Content Manager with the 2015 SIIA CODiE Award for Best Web Content Management Platform. Also in 2015, EContent magazine named iAPPS Digital Engagement Platform to its Trendsetting Products list. The list of 75 products and platforms was compiled by EContent’s editorial staff, and selections were based on each offering’s uniqueness and importance to digital publishing, media, and marketing. We were also recognized in 2015 as a strong performer by Forrester Research, Inc in its independence report, “The Forrester Wave ™: Through-Channel Marketing Automation Platforms, Q3 2015.” Also, in recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

●

iAPPS Content Manager allows non-technical users to create, edit, and publish content via a browser-based interface. The advanced, easy-to-use interface allows businesses to keep content and promotions fresh - whether for a public commercial site or a company intranet. iAPPS Content Manager handles the presentation of content based on a sophisticated indexing and security scheme that includes management of front-end access to online applications. The system provides a robust library functionality to manage permissions, versions and organization of different content types, including multimedia files and images. Administrators are able to easily configure a simple or advanced workflow. The system can accommodate the complexity of larger companies with strict regulatory policies. iAPPS Content Manager is uniquely integrated and unified with iAPPS Insights, iAPPS Commerce, and iAPPS Marketier; providing our customers with precise information, accurate results, expansion options, and stronger user adoption.

●

iAPPS Commerce is an online B2B and B2C eCommerce solution that allows users to maximize and manage all aspects of their domestic and international Commerce initiatives. The customizable dashboard provides customers with a real-time overview of the performance of their online stores, including sales trends, demographics, profit margins, inventory levels, inventory alerts, fulfillment deficiencies, average check out times, potential production issues, and delivery times. iAPPS Commerce also provides backend access to payment and shipping gateways. In combining iAPPS Commerce with iAPPS Insights and iAPPS Marketier, our customers can take their Commerce initiatives to an advanced level by personalizing their product offerings, improving their marketing effectiveness, providing value-added services and cross selling additional products. iAPPS Commerce is uniquely integrated and unified with iAPPS Insights, iAPPS Content Manager, and iAPPS Marketier; providing our customers with precise information, more accurate results, expansion options, and stronger user adoption.

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

●

iAPPS Insights provides the ability to manage, measure and optimize web properties by recording detailed events and subsequently mine data within a web application for statistical analysis. Our customers have access to information regarding where their visitors are coming from, what content and products their viewers are most interested in, and how they navigate through a particular web application. Through user-definable web reports, iAPPS Insights provides deep insight into areas like visitor usage, content access, age of content, actions taken, event triggers, and reports on both client and server-side events. iAPPS Insight’s smart recommendation engine uses this data and identifies actionable solutions enabling our customers to optimize site content and reach their digital campaign goals. There are over 20 standard web reports that come with iAPPS Insight. iAPPS Insight is uniquely integrated and unified with iAPPS Content Manager, iAPPS Commerce, and iAPPS Marketier; providing our customers with precise information, accurate results, expansion options, and stronger user adoption.

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

Digital Strategy Services

Bridgeline helps customers maximize the effectiveness of their online marketing activities to ensure that their web applications can be exposed to the potential customers that use search engines to locate products and services. Bridgeline’s SEO services include competitive analysis, website review, keyword generation, proprietary leading page technology, ongoing registration, monthly reports, and monitoring. Bridgeline’s web analytics experts offer consulting and assistance in implementing iAPPS Insights or any other type of web analytics package.

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

A large number of our customers engage Bridgeline to host and manage the mission critical web sites and web stores we develop. Through our partnership with Amazon Web Services, we provide 24/7 application monitoring, emergency response, version control of application control, load balancing, managed firewall security and virus protection services, and secure UDS environments. We provide shared hosting, dedicated hosting, and SaaS hosting for our customers.

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

Acquisitions

There were no acquisitions during the fiscal years ended September 30, 2017 and 2016.

Research and Development

We have a strong commitment to research and development activities focusing on creating new products and innovations, product enhancements, and funding future market opportunities. In fiscal 2017 and 2016, research and development expenses were $1.6 million, or 10% of revenues for both periods.

Employees

We have 67 employees worldwide as of September 30, 2017. All of these employees are full time employees.

Customers

We primarily serve the following vertical markets that we believe have a history of investing in information technology enhancements and initiatives as follows:

●	Financial Services
●	Franchises/Multi-unit Organizations
●	Retail Brand Names
●	Health Services and Life Sciences
●	Technology (software and hardware)
●	Credit Unions and Regional Banks
●	Associations and Foundations

For the year ended September 30, 2017, two customers each generated approximately 12% of our revenue. For the year ended September 30, 2016, one customer generated approximately 10% of our revenue.

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

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available upon request, on our website www.bridgeline.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Copies of the following are also available through our website on the “About Us - Investor Information” page and are available in print to any shareholder who requests it:

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

We operate in a highly competitive marketplace and generally encounter intense competition to create and maintain demand for our services and to obtain service contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The market for our iAPPS platform (Content Manager, Insights, eCommerce, Marketier, Social) and web development services are competitive and rapidly changing. Barriers to entry in such markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which may result in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

The web development/services market is highly fragmented with a large number of competitors and potential competitors. Our prominent public company competitors are Big Commerce, Salesforce (Commerce Cloud), Episerver, Hubspot, Sitecore and Adobe (Experience Manager). We face competition from customers and potential customers who develop their own applications internally. We also face competition from potential competitors that are substantially larger than we are and who have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

There may be a limited market for our common stock which may make it more difficult for you to sell your stock and which may reduce the market price of our common stock.

The average shares traded per day in fiscal 2017 was approximately 26,000 shares per day compared to approximately 38,000 for fiscal 2016 and 3,000 for fiscal 2015. Our average trading volume of our common stock can be very sporadic and may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. A low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve either now or in the future.

The market price of our common stock is volatile which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this annual report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. During fiscal 2017, the closing price of our common stock as reported by NASDAQ fluctuated between $2.12 and $4.55. We are required to meet certain financial criteria in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. If we fail this requirement then NASDAQ will issue a notice that we are not in compliance and we will need to take corrective actions in order to not be delisted. Such corrective actions could be a reverse stock split.

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

We depend on a third-party cloud platform provider to host our iAPPS SaaS environment and managed services business and if we were to experience a disruption in service, our business and reputation could suffer.

We host our SaaS and managed hosting customers via a third-party, Amazon Web Services. If upon renewal date our third-party provider does not provide commercially reasonable terms, we may be required to transfer our services to a new provider, such as data center facility, and we may incur significant equipment costs and possible service interruption in connection with doing so. Interruptions in our services might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our renewal rates.

If our security measures or those of our third-party cloud computing platform provider are breached and unauthorized access is obtained to a customer’s data, our services may be perceived as not being secure, and we may incur significant legal and financial exposure and liabilities.

Security breaches could expose us to a risk of loss of our customers information, litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our services. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

We rely on encryption and authentication technology from third parties to provide the security and authentication to effectively secure transmission of confidential information, including consumer payment card numbers. Such technology may not be sufficient to protect the transmission of such confidential information or these technologies may have material defects that may compromise the confidentiality or integrity of the transmitted data. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could harm our reputation, business and operating results. We might be required to expend significant capital and other resources to protect further against security breaches or to rectify problems caused by any security breach, which, in turn could divert funds available for corporate growth and expansion or future acquisitions.

Our debt obligations and operating lease commitments may adversely affect our financial condition and cash flows from operations.

We maintain a $2.5 million line of credit with our bank, Heritage Bank of Commerce. Additionally, we have contractual commitments in operating lease arrangements, which are not reflected on our consolidated balance sheets. Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Further, our operations may not generate sufficient cash to enable us to service our debt or contractual obligations resulting from our leases. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our notes and borrowings under our revolving credit facility. Any required repayment of our notes or revolving credit facility as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.

We are dependent upon our management team and the loss of any of these individuals could harm our business.

We are dependent on the efforts of our key management personnel. The loss of any of our key management personnel, or our inability to recruit and train additional key management and other personnel in a timely manner, could materially and adversely affect our business, operations and future prospects. We maintain a key man insurance policy covering our Chief Executive Officer.

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

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry (PCI) Data Security Standards, may have an adverse impact on our business and results. Further, there are various statutes, regulations, and rulings relevant to the direct email marketing and text-messaging industries, including the Telephone Consumer Protection Act (TCPA) and related Federal Communication Commission (FCC) orders. The interpretation of many of these statutes, regulations, and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. If in the future we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business and adversely affect our results. We may also expand our business in countries that have more stringent data protection laws than those in the United States, and such laws may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Additionally, both laws regulating privacy and third-party products purporting to address privacy concerns could negatively affect the functionality of, and demand for, our products and services, thereby reducing our revenue.

Federal, state, and foreign governments may adopt laws and regulations applicable to our business. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance. If such a decline occurs, companies may choose in the future not to use our products and services. Any new laws or regulations in the following areas could affect our business:

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

Year Ended September 30, 2017	High	Low

Fourth Quarter	$3.12	$2.12
Third Quarter	$4.15	$2.65
Second Quarter	$4.55	$3.11
First Quarter	$3.95	$2.26

Year Ended September 30, 2016	High	Low

Fourth Quarter	$5.45	$3.80
Third Quarter	$7.75	$3.65
Second Quarter	$5.30	$3.10
First Quarter	$6.65	$5.30

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our common shareholders in the near future. During fiscal 2017 and 2016, we did issue stock dividends to holders of our Series A preferred stock. As of December 12, 2017, our common stock was held of record by approximately 2,100 shareholders. Most of the Company’s stock is held in street name through one or more nominees.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following summarizes all sales of our unregistered securities during the year ended September 30, 2017 for which more information is disclosed on our Form 8-Ks. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

(1)	During the year ended September 30, 2017, the Company granted 28,400 stock options at a weighted average exercise price of $3.16 per share under its 2016 Stock Option Plan.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the ability to maintain our listing on the NASDAQ Capital Market, the volatility of the market price of our common stock, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software and response to cyber security risks, our ability to meet our financial obligations and commitments, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, or our ability to respond to government regulations. These and other risks are more fully described herein and in our other filings with the Securities and Exchange Commission.

This section should be read in combination with the accompanying audited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview

Bridgeline Digital, The Digital Engagement Company™, enables its customers to maximize the performance of their mission critical websites, intranets, and online stores. Bridgeline’s Unbound (iAPPS®) platform deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to help marketers deliver online experiences that attract, engage and convert their customers across all digital channels. Bridgeline’s iAPPS platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. The iAPPSds (“distributed subscription”) product is a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. iAPPSds deeply integrates content management, eCommerce, eMarketing and web analytics and is a self-service web platform that is offered to each authorized franchise or dealer for a monthly subscription fee.

The iAPPS platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or by Bridgeline via cloud-based hosted services model.

The iAPPS Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In 2017, our Marketing Automation platform was named a 2017 SIIA CODiE Award finalist in the Best Marketing Solution category. In 2016, CIO Review selected iAPPS as one of the 20 Most Promising Digital Marketing Solution Providers. This followed accolades from the SIIA (Software and Information Industry Association) which recognized iAPPS Content Manager with the 2015 SIIA CODiE Award for Best Web Content Management Platform. Also in 2015, EContent magazine named iAPPS Digital Engagement Platform to its Trendsetting Products list. The list of 75 products and platforms was compiled by EContent’s editorial staff, and selections were based on each offering’s uniqueness and importance to digital publishing, media, and marketing. We were also recognized in 2015 as a strong performer by Forrester Research, Inc in its independence report, “The Forrester Wave ™: Through-Channel Marketing Automation Platforms, Q3 2015.” In recent years, our iAPPS Content Manager and iAPPS Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected iAPPS as a Trend Setting Product in 2013.

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

Reverse Stock Split

On June 29, 2017, the Company’s Shareholders and the Board of Directors approved a reverse stock split pursuant to which all classes of our issued and outstanding shares of common stock at the close of business on such date were combined and reconstituted into a smaller number of shares of common stock in a ratio of 1 share of common stock for every 5 shares of common stock (“1-for-5 reverse stock split”). The 1-for-5 reverse stock split was effective as of close of business on July 24, 2017 and the Company’s stock began trading on a split-adjusted basis on July 25, 2017.

The reverse stock split reduced the number of shares of the Company’s common stock currently outstanding from approximately 21 million shares to approximately 4.2 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, and stock options, and to the number of shares issued and issuable under the Company’s Stock Incentive Plans. Upon the effectiveness of the 1-for-5 reverse stock split, each five shares of the Company’s issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock, par value $.001. The Company did not issue any fractional shares in connection with the reverse stock split. Instead, fractional share interests were rounded up to the next largest whole share. The reverse stock split does not modify the rights or preferences of the common stock. The number of authorized shares of the Company’s common stock remains at 50 million shares and the par value remains $0.001. Our consolidated financial statements have been retroactively adjusted to reflect the effects of the 1-for-5 reverse stock split.

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

Customer Information

We currently have over 3,000 active customers. For the year ended September 30, 2017, two customers each represented approximately 12% of the Company’s total revenue. For the year ended September 30, 2016, one customer represented approximately 10% of the Company’s total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2017 (“fiscal 2017”) increased to $16.3 million from $15.9 million for the fiscal year ended September 30, 2016 (“fiscal 2016”). Loss from operations for fiscal 2017 was ($1.4) million compared with loss from operations of ($3.5) million for fiscal 2016. We had a net loss for fiscal 2017 of ($1.6) million compared with a net loss of ($7.8) million for fiscal 2016. In fiscal 2016, we converted $3.0 million of secured subordinated debt to equity, which resulted in a non-cash inducement charge of $3.4 million. Loss per share attributable to common shareholders for fiscal 2017 was ($0.45) compared with loss per share attributable to common shareholders of ($4.20) for fiscal 2016.

Highlights of Fiscal 2017

●	Our net loss improved from ($7.8) million in fiscal 2016 to ($1.6) million in fiscal 2017.

●	Total revenue increased 3% in fiscal 2017 compared to fiscal 2016.

●	Subscription and perpetual license revenue increased 12% to $6.8 million for fiscal 2017.

●	Licenses and Managed Hosting comprised 48% of revenue in fiscal 2017 compared to 46% in fiscal 2016.

●	Cost of revenue decreased $122 thousand reflecting our commitment to align costs to revenue expectations.

●	Gross Margin improved to 56% in fiscal 2017 compared to 54% in fiscal 2016.

●	Operating expenses decreased $1.6 million also reflecting our cost control initiatives.

RESULTS OF OPERATIONS	Years Ended September 30,
			$	%
(dollars in thousands)	2017	2016	Change	Change

Revenue
Digital engagement services
iAPPS digital engagement services	$8,498	$8,520	$(22)	(0%)
% of total revenue	52%	54%
Subscription and perpetual licenses	6,788	6,084	704	12%
% of total revenue	42%	38%
Managed service hosting	1,007	1,291	(284)	(22%)
% of total revenue	6%	8%
Total revenue	16,293	15,895	398	3%

Cost of revenue

Digital engagement services
iAPPS digital engagement cost	4,911	5,143	(232)	(5%)
% of iAPPS digital engagement revenue	58%	60%
Subscription and perpetual licenses	1,969	1,835	134	7%
% of subscription and perpetual licenses revenue	29%	30%
Managed service hosting	280	304	(24)	(8%)
% of managed service hosting	28%	24%
Total cost of revenue	7,160	7,282	(122)	(2%)
Gross profit	9,133	8,613	520	6%
Gross profit margin	56%	54%

Operating expenses
Sales and marketing	4,807	4,934	(127)	(3%)
% of total revenue	30%	31%
General and administrative	3,256	3,456	(200)	(6%)
% of total revenue	20%	22%
Research and development	1,587	1,578	9	1%
% of total revenue	10%	10%
Depreciation and amortization	582	1,309	(727)	(56%)
% of total revenue	4%	8%
Restructuring expenses	286	879	(593)	(67%)
% of total revenue	2%	6%
Total operating expenses	10,518	12,156	(1,638)	(13%)
% of total revenue	65%	76%

Loss from operations	(1,385)	(3,543)	2,158	(61%)
Interest and other expense, net	(201)	(914)	713	(78%)
Loss on inducement of debt (convertible notes)	-	(3,414)	3,414	100%
Loss before income taxes	(1,586)	(7,871)	6,285	(80%)
Provision (benefit) for income taxes	16	(47)	63	(134%)
Net loss	$(1,602)	$(7,824)	$6,222	(80%)

Non-GAAP Measure
Adjusted EBITDA	$122	$(785)	$907	(116%)

Revenue

Total revenue for the fiscal year ended September 30, 2017 increased $398 thousand, or 3%, to $16.3 million from $15.9 million in fiscal 2016. Our revenue is derived from three sources: (i) digital engagement services; (ii) subscription and perpetual licenses; and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement services and other digital engagement services generated from non-iAPPS related engagements. Total revenue from digital engagement services remained constant at $8.5 million for both fiscal 2017 and fiscal 2016.

Digital engagement services revenue as a percentage of total revenue decreased to 52% in fiscal 2017 from 54% in fiscal 2016. The decreases as a percentage of revenue is due to the increases in license revenues.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $704 thousand, or 12%, to $6.8 million in fiscal 2017 from $6.1 million in fiscal 2016. Subscription and perpetual license revenue as a percentage of total revenue increased to 42% in fiscal 2017 from 38% in fiscal 2016. The increases are attributable to the increase in demand from both iAPPS perpetual licenses and iAPPS SaaS license revenues.

Managed Service Hosting

Revenue from managed service hosting decreased $284 thousand, or 22%, to $1.0 million in fiscal 2017 from $1.3 million in fiscal 2016. The decreases are due to a concentrated effort to discontinue hosting services to non-iAPPS customers, the majority of whom were obtained through previous acquisitions, as well as some attrition from existing iAPPS customers.

Managed services revenue as a percentage of total revenue decreased to 6% in fiscal 2017 from 8% in fiscal 2016. The decreases are due to most of our new engagements being subscription based licenses (SaaS) rather than perpetual licenses, for which customers typically purchase hosting.

Cost of Revenue

Total cost of revenue for the fiscal year ended September 30, 2017 decreased $122 thousand, or 2%, to $7.2 million from $7.3 million in fiscal 2016. The gross profit margin improved to 56% for the fiscal year ended September 30, 2017 compared to 54% for the fiscal year ended September 30, 2016. The improvement in the gross profit margin for fiscal 2017 compared to fiscal 2016 is attributable primarily to reductions in facilities and overhead costs.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $232 thousand, or 5%, to $4.9 million in fiscal 2017 from $5.1 million in fiscal 2016. The cost of total digital engagement services as a percentage of total digital engagement services revenue decreased to 58% in fiscal 2017 from 60% in fiscal 2016. The decreases are attributable to aligning labor costs with expected revenues and the focus on reducing our facility and overhead costs.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $134 thousand, or 7%, to $2.0 million in fiscal 2017 compared to $1.8 million in fiscal 2016. The increase is due to the costs incurred to transition our network operations center from a co-managed facility at Internap to a cloud-based model with Amazon Web Services.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 29% in fiscal 2017 from 30% in fiscal 2016. The decrease is due to cessation of amortization costs related to the capitalization of internally developed software, partially offset by costs to transition our network operations center from a co-managed facility at Internap to a cloud-based model with Amazon Web Services.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $24 thousand, or 8%, in fiscal 2017 to $280 thousand compared to $304 thousand in fiscal 2016. The cost of managed services as a percentage of managed services revenue increased to 28% in fiscal 2017 from 24% in fiscal 2016. The decreases are attributable to a decrease in non-iAPPS hosting customers and the corresponding costs to support them.

Gross Profit

Gross profit increased $520 thousand, or 6%, in fiscal 2017 to $9.1 million compared to $8.6 million in fiscal 2016. The increase is primarily attributable to the increase in iAPPS SaaS licenses revenue, as well as, the result of a number of improvements we have made with our facilities and services organization.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $127 thousand, or 3%, to $4.8 million in fiscal 2017 from $4.9 million in fiscal 2016. The decrease is primarily attributable to decreases in headcount and facility costs and travel related expenditures, partially offset by increases in marketing expenses.  Sales and marketing expense as a percentage of total revenue decreased slightly to 30% in fiscal 2017 compared to 31% in fiscal 2016.

General and Administrative Expenses

General and administrative expenses decreased $200 thousand, or 6%, to $3.3 million in fiscal 2017 from $3.5 million in fiscal 2016. General and administrative expense as a percentage of revenue decreased to 20% in fiscal 2017 compared to 22% in fiscal 2016. The decreases are attributable to decreases in headcount and overall administration expenses.

Research and Development

Research and development expense remained constant at $1.6 million for both fiscal 2017 and fiscal 2016. Research and development expense as a percentage of total revenue was 10% for both periods.

Depreciation and Amortization

Depreciation and amortization expense decreased by $727 thousand, or 56%, to $582 thousand in fiscal 2017 from $1.3 million in fiscal 2016. This decrease is primarily attributable to retirement of fixed assets in relation to a reduction of office space during fiscal 2016 and continuing into 2017, as well as, a reduction in capital expenditure purchases in fiscal 2017. Depreciation and amortization as a percentage of total revenue decreased to 4% in fiscal 2017 from 8% in fiscal 2016.

Goodwill Impairment

We performed our annual assessment of goodwill for both fiscal 2017 and fiscal 2016 and concluded that there was no impairment loss for either period.

Restructuring Expenses

Commencing in fiscal 2015 and through fiscal 2017, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease space is currently contractually occupied by a new sub-tenant for the remaining life of the lease. In the second quarter of fiscal 2017, the Company initiated a plan to shut down its operations in India.

In total, charges of $286 thousand and $879 thousand were recorded to restructuring expenses for fiscal 2017 and fiscal 2016 in the consolidated statement of operations. The charges consist of the total lease expenses less sub-lease rental income, other miscellaneous lease termination costs, loss on disposal of fixed assets, and costs for severance and termination benefits.

Loss from Operations

The loss from operations was ($1.4) million for fiscal 2017 compared to a loss from operations of ($3.5) million for fiscal 2016, an improvement of $2.2 million or 61%.

Provision for Income Taxes

We recorded income tax expense of $16 thousand for fiscal 2017 compared to a net benefit for income tax expense of $47 thousand for fiscal 2016. Income tax expense represents the estimated liability for Federal, state and foreign income taxes owed by the Company, including the alternative minimum tax. The Company has net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets at September 30, 2017 and 2016.

The Federal net operating loss (NOL) carryforward of approximately $27 million as of September 30, 2017 expires on various dates through 2037. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

Adjusted EBITDA

We also measure our performance based on a non-GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation, and amortization and before inducement of debt charges, stock-based compensation expense, impairment of goodwill and intangible assets, and restructuring charges (“Adjusted EBITDA”).

We believe this non-GAAP financial measure of Adjusted EBITDA is useful to management and investors in evaluating our operating performance for the periods presented and provides a tool for evaluating our ongoing operations. Adjusted EBITDA, however, is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, loss on inducement of debt, amortization of intangibles, depreciation, restructuring charges, other amortization and stock-based compensation, and therefore does not represent an accurate measure of profitability. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for a complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The following table reconciles net loss (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

	Years Ended September 30,
	2017	2016
Net loss	$(1,602)	$(7,824)
Benefit for income taxes	16	(47)
Interest expense, net	128	914
Amortization of intangible assets	285	480
Depreciation	256	707
EBITDA	(917)	(5,770)
Loss on inducement of debt (convertible notes)	-	3,414
Restructuring expenses	286	879
Loss on disposal of fixed assets	94	-
Other amortization	100	372
Stock-based compensation	559	320
Adjusted EBITDA	$122	$(785)

Adjusted EBITDA was $122 thousand for fiscal 2017 compared with ($785) thousand for fiscal 2016. This was primarily due to the improvement in revenue growth and gross margin improvement along with our focus on reducing expenses.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $940 thousand for fiscal 2017 compared to cash used in operating activities of $2.7 million for fiscal 2016.  This improvement was driven by higher accounts receivables collections and the increase in operating income.

Investing Activities

Cash used in investing activities was $93 thousand for fiscal 2017 compared with $165 thousand for fiscal 2016. The decrease was primarily due to a significant reduction in purchases of capital equipment and software in fiscal 2017 than in fiscal 2016 due to the transition from our Network Operations Center to a cloud-based Amazon Web Services model.

Financing Activities

Cash provided by financing activities was $1.1 million for fiscal 2017 compared with $3.2 million for fiscal 2016. In fiscal 2017, we raised a net of $852 thousand from sales of common stock and had net borrowings on our bank line of credit of $385 thousand. At September 30, 2017, we had an outstanding balance under our credit line with Heritage Bank of $2.5 million.

Capital Resources and Liquidity Outlook

On October 10, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Montage Capital II, L.P. (“Montage”). The Loan Agreement has a thirty-six (36) month term which expires on October 10, 2020. The Loan Agreement provides for up to $1.5 million of borrowing in the form of a non-revolving term loan which may be used by the Company for working capital purposes (the “Loan”). $1.0 million of borrowing was advanced on the date of closing (the “First Tranche”). An additional $500 thousand of borrowing will be available at the Company’s option in the event that the Company achieves certain financial milestones and is otherwise in compliance with its loan covenants (the “Second Tranche”). Borrowings bear interest at the rate of 12.75% per annum. The Company paid a fee of $33 thousand to Montage at closing. Interest only payments are due and payable during the first nine months of the Loan. Commencing on July 1, 2018, the Company shall be obligated to make principal payments of $26 thousand per month if only the First Tranche has been received and $39 thousand if the Company has received both the First Tranche and the Second Tranche. All remaining principal and interest shall be due and payable at maturity. Borrowings are secured by a second position lien on all the Company’s assets including intellectual property and general intangibles. Pursuant to the Loan Agreement, the Company is also required to comply with certain financial covenants.  The Loan is subordinate to the Company’s senior debt facility with Heritage Bank of Commerce (“Heritage Bank”).

We believe that our existing cash, the proceeds from the Montage loan, cash generated from operations, and our borrowing capacity from the Heritage Bank line of credit will be sufficient and it is probable that we will meet our working capital, capital expenditure and debt repayment needs over the next twelve months from the issuance date of this filing. Our borrowing facility with Heritage Bank is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Contractual Obligations

We lease our facilities in the United States and India.  We have no future commitments that extend past fiscal 2020.

The following summarizes our contractual obligations:

(in thousands)	For the Years Ended September 30,

Payment obligations by year	FY18	FY19	FY20	Total
Line of credit	$-	$2,500	$-	$2,500
Operating Leases (a)	452	116	24	592
	$452	$2,616	$24	$3,092

(a) Net of sublease income

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

Digital engagement services also include retained professional services contracted for on an “on call” basis or for a certain number of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis.   For retained professional services sold on a stand-alone basis the Company recognizes revenue as the services are delivered or over the term of the contractual retainer period. These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

Subscriptions and Perpetual Licenses

The Company licenses its software on either a perpetual or subscription basis. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period and an option to purchase Post-Customer Support (“PCS”).  For arrangements that consist of a perpetual license and PCS, as long as Vendor Specific Objective Evidence (“VSOE”) exists for the PCS, then PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized on a residual basis.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met.

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

Managed Service Hosting

Managed service hosting includes hosting arrangements that provide for the use of certain hardware and infrastructure for those customers who do not wish to host our applications independently.  Hosting agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party generally upon 30-days’ notice.  Revenue is recognized monthly as the hosting services are delivered.   Set up fees paid by customers in connection with managed hosting services are deferred and recognized ratably over the life of the hosting period.

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

Accounting for Goodwill and Intangible Assets

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired. We assess goodwill at the consolidated level as one reporting unit. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, then performing the quantitative two-step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two-step impairment test. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to Bridgeline, and trends in the market price of our common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

For fiscal 2017 and 2016, the Company performed the annual assessment of goodwill during the fourth quarter of each year and concluded that it was not more likely than not that the fair values of the reporting units were less than their carrying amounts. In fiscal 2016, we performed a quantitative step 1 analysis since a significant impairment was recorded in the prior fiscal year 2015. In estimating fair value, we performed a discounted cash flow analysis on the reporting unit to determine fair value. While there are inherent limitations in any valuation, management believes that using a Discounted Cash Flow Method is the most indicative of the fair value, or the price, that the Company would be sold at in an orderly transaction between market participants. The impairment test performed by the Company indicated that the estimated fair value of the reporting unit was more than its corresponding carrying amount. As a result of the analysis performed, we assessed that goodwill was not impaired.

For fiscal 2017, we used the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. We concluded that it was not more likely than not that the fair value of our reporting unit was less than the corresponding carrying amount, and therefore it was not necessary to perform the two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) access to capital (ii) market acceptance of our products (iii) improvements in financial metrics and (iv) market value of the Company.

Factors that could lead to a future impairment include material uncertainties such as operational, economic and competitive factors specific to the key assumptions underlying the fair value estimate we use in our impairment testing that have reasonable possibility of changing. This could include a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant decline in our stock price.

Accounting for Stock-Based Compensation

At September 30, 2017, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options. The two plans are more fully described in Note 11 of these consolidated financial statements.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders of

Bridgeline Digital, Inc.

Burlington, MA

We have audited the accompanying consolidated balance sheets of Bridgeline Digital, Inc., and subsidiary (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bridgeline Digital, Inc. as of September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

December 21, 2017

Boston, Massachusetts

BRIDGELINE DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per data)

	As of September 30,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$748	$661
Accounts receivable and unbilled receivables, net	3,026	2,549
Prepaid expenses and other current assets	352	381
Total current assets	4,126	3,591
Property and equipment, net	209	512
Intangible assets, net	263	548
Goodwill	12,641	12,641
Other assets	334	436
Total assets	$17,573	$17,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,241	$1,285
Accrued liabilities	920	946
Accrued earnouts, current	-	75
Capital lease obligations	-	45
Deferred revenue	1,466	1,360
Total current liabilities	3,627	3,711

Debt	2,500	2,115
Other long term liabilities	172	400
Total liabilities	6,299	6,226

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 243,536 at September 30, 2017 and 221,092 at September 30, 2016, issued and outstanding (liquidation preference $2,509 at September 30, 2017)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 4,200,219 at September 30, 2017 and 3,725,863 at September 30, 2016, issued and outstanding	4	4
Additional paid-in capital	65,869	64,217
Accumulated deficit	(54,249)	(52,366)
Accumulated other comprehensive loss	(350)	(353)
Total stockholders’ equity	11,274	11,502
Total liabilities and stockholders’ equity	$17,573	$17,728

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended September 30,
	2017	2016
Net revenue:
Digital engagement services	$8,498	$8,520
Subscription and perpetual licenses	6,788	6,084
Managed service hosting	1,007	1,291
Total net revenue	16,293	15,895
Cost of revenue:
Digital engagement services	4,911	5,143
Subscription and perpetual licenses	1,969	1,835
Managed service hosting	280	304
Total cost of revenue	7,160	7,282
Gross profit	9,133	8,613
Operating expenses:
Sales and marketing	4,807	4,934
General and administrative	3,256	3,456
Research and development	1,587	1,578
Depreciation and amortization	582	1,309
Restructuring expenses	286	879
Total operating expenses	10,518	12,156
Loss from operations	(1,385)	(3,543)
Interest and other expense, net	(201)	(914)
Loss on inducement of debt (convertible notes)	-	(3,414)
Loss before income taxes	(1,586)	(7,871)
Provision(benefit) for income taxes	16	(47)
Net loss	(1,602)	(7,824)
Dividends on convertible preferred stock	(281)	(131)
Net loss applicable to common shareholders	$(1,883)	$(7,955)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.45)	$(4.20)
Number of weighted average shares outstanding:
Basic and diluted	4,147,140	1,893,003

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended September 30,
	2017	2016
Net Loss	$(1,602)	$(7,824)

Other Comprehensive Loss: Net change in foreign currency translation adjustment	3	3
Comprehensive loss	$(1,599)	$(7,821)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2015	208	$-	920	$1	$50,438	$(44,411)	$(356)	$5,672
Issuance of common stock			1,109	1	3,714			3,715
Conversion of term notes from shareholders, including accrued interest of $204			868	1	3,203			3,204
Conversion of 10% secured subordinated notes			800	1	2,999			3,000
Inducement of debt (convertible notes)					3,414			3,414
Stock-based compensation expense					214			214
Issuance of common stock - contingent shares			5		-			-
Issuance of common stock - restricted shares			24		106			106
Stock dividends - issued	13				129	(98)		31
Stock dividends - declared						(33)		(33)
Net loss						(7,824)		(7,824)
Foreign currency translation							3	3
Balance at September 30, 2016	221	$-	3,727	$4	$64,217	$(52,366)	$(353)	$11,502
Issuance of common stock			429	-	860			860
Stock-based compensation expense					418			418
Issuance of common stock - contingent shares			1		-			-
Issuance of common stock - restricted shares			43		133			133
Stock dividends - issued	24				241	(207)		34
Stock dividends - declared						(74)		(74)
Preferred stock conversion to common	(1)		1					-
Net loss						(1,602)		(1,602)
Foreign currency translation							3	3
Balance at September 30, 2017	244	$-	4,201	$4	$65,869	$(54,249)	$(350)	$11,274

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2017	2016
Cash flows used in operating activities:
Net loss	$(1,602)	$(7,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	94	67
Amortization of intangible assets	285	480
Depreciation	256	707
Other amortization	100	530
Capitalized interest expense	-	204
Loss on inducement of convertible notes	-	3,414
Stock-based compensation	559	320
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	(477)	(86)
Prepaid expenses and other assets	77	356
Accounts payable and accrued liabilities	(163)	(425)
Deferred revenue	106	(182)
Other liabilities	(175)	(243)
Total adjustments	662	5,142
Net cash used in operating activities	(940)	(2,682)
Cash flows used in investing activities:
Purchase of equipment and improvements	(47)	(23)
Software development capitalization costs	(46)	(142)
Net cash used in investing activities	(93)	(165)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of issuance costs	852	3,715
Proceeeds from bank term loan	-	500
Proceeds from term notes from stockholder	-	1,000
Borrowings on bank line of credit	2,177	383
Payments on bank term loan	-	(750)
Payments on bank line of credit	(1,792)	(963)
Contingent acquisition payments	(75)	(393)
Principal payments on capital leases	(45)	(324)
Net cash provided by financing activities	1,117	3,168
Effect of exchange rate changes on cash and cash equivalents	3	3
Net increase in cash and cash equivalents	87	324
Cash and cash equivalents at beginning of year	661	337
Cash and cash equivalents at end of year	$748	$661
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$128	$469
Income taxes	$18	$17
Non cash investing and financing activities:
Conversion of 10% secured subordinated convertible notes (principal)	$-	$3,000
Conversion of term notes to shareholders (principal)	$-	$3,000
Stock dividends on convertible preferred stock	$281	$131

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers with their digital experience from websites and intranets to online stores. Bridgeline’s iAPPS® platform integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to deliver digital experiences to its customers. iAPPSds is a platform for large franchise and multi-unit organizations and also integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics.

The iAPPS platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the iAPPS software resides on a dedicated server in either the customer’s facility or hosted by Bridgeline via a cloud-based hosted services model.

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

Reverse Stock Split

On June 29, 2017, the Company’s Shareholders and the Board of Directors approved a reverse stock split pursuant to which all classes of our issued and outstanding shares of common stock at the close of business on such date were combined and reconstituted into a smaller number of shares of common stock in a ratio of 1 share of common stock for every 5 shares of common stock (“1-for-5 reverse stock split”). The 1-for-5 reverse stock split was effective as of close of business on July 24, 2017 and the Company’s stock began trading on a split-adjusted basis on July 25, 2017.

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

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund operations, develop new products, and build infrastructure. However, during the past two fiscal years and continuing into the current fiscal year, the Company has executed on a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses and improved gross margins.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company has a Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Bank”). The Heritage Bank Loan and Security Agreement (“Heritage Agreement”) was set to expire on June 9, 2018, however, on June 10, 2017, the Company was able to extend the maturity date to June 15, 2019. The Heritage Agreement currently provides for $2.5 million of revolving credit advances and may be used for acquisitions and working capital purposes. The credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity. As of September 30, 2017, the Company had an outstanding balance under the Heritage Agreement of $2.5 million.

On October 10, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Montage Capital II, L.P. (“Montage”). The Loan Agreement has a thirty-six (36) month term which expires on October 10, 2020. The Loan Agreement provides for up to $1.5 million of borrowing in the form of a non-revolving term loan which may be used by the Company for working capital purposes (the “Loan”). $1 million of borrowing was advanced on the date of closing (the “First Tranche”). An additional $500 thousand of borrowing will be available at the Company’s option in the event that the Company achieves certain financial milestones and is otherwise in compliance with its loan covenants (the “Second Tranche”).

On May 19, 2017, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in relation to the registration of securities of the Company having an aggregate public offering price of up to $10 million. The determinate number of shares of common stock, preferred stock, warrants, and units of any combination thereof (collectively, the “Securities”) may be offered and sold from time to time, but shall not exceed $10 million in total. There have been no securities sold as of September 30, 2017.

The Company has made significant cost reductions over the past two years and the current fiscal year revenues have increased in comparison to the previous fiscal years. While there can be no assurances that the anticipated sales will be achieved for future periods, the Company’s management believes it will have an appropriate cost structure to support the revenues that will be achieved. As such, management believes that it is probable that we will meet our working capital, capital expenditure and debt repayment needs for the next twelve months from the financial statement date of issuance. In addition, the ability to raise funds through its credit line with Heritage Bank, the funds received from Montage, and through the sales of securities may be helpful to the Company if the anticipated sales levels are not achieved or it cannot reduce operating expenses to account for any shortfalls.

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

The Company extends credit to customers on an unsecured basis in the normal course of business.  Management performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit when deemed necessary.  Accounts receivable are carried at original invoice less an estimate for doubtful accounts based on a review of all outstanding amounts. The Company had two customers that contributed approximately 12% of revenue for fiscal 2017 and one customer that contributed approximately 10% of revenue in fiscal 2016. The Company had two customers that had an accounts receivable balance of greater than 10% of total accounts receivable at September 30, 2017 and 2016.

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

Managed Service Hosting

Managed service hosting includes hosting arrangements that provide for the use of certain hardware and infrastructure for those customers who do not wish to host the Company’s applications independently.  Hosting agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party generally upon 30-days’ notice.  Revenue is recognized monthly as the hosting services are delivered.   Set up fees paid by customers in connection with managed hosting services are deferred and recognized ratably over the life of the hosting period.

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

Property and Equipment

The components of property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the lease term.  Repairs and maintenance costs are expensed as incurred.

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

Research and Development and Software Development Costs

Costs for research and development of a software product to sell, lease or otherwise market are charged to operations as incurred until technological feasibility has been established.  Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on the Company’s software product development process, technological feasibility is established upon completion of a working model.

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements.  The Company capitalized $46 and $142 of costs in fiscal 2017 and fiscal 2016, respectively.

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

For fiscal 2017 and 2016, the Company performed the annual assessment of goodwill during the fourth quarter of each year and concluded that it was not more likely than not that the fair values of the reporting units were less than their carrying amounts. In fiscal 2016, the Company performed a quantitative step 1 analysis since a significant impairment was recorded in the prior fiscal year 2015. In estimating fair value, the Company performed a discounted cash flow analysis on the reporting unit to determine fair value. While there are inherent limitations in any valuation, the Company believes that using a Discounted Cash Flow Method is the most indicative of the fair value, or the price, that the Company would be sold at in an orderly transaction between market participants. The Company believes the most significant change in circumstances that could affect the key assumptions in its valuation are a significant reduction in the observed revenue multiples implied by future mergers and acquisitions and/or a significant deterioration of the Company’s projected financial performance. The impairment test performed by the Company indicated that the estimated fair value of the reporting unit was more than its corresponding carrying amount. As a result of the analysis performed, the Company assessed that goodwill was not impaired.

For fiscal 2017, the Company used the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company concluded that it was not more likely than not that the fair value of our reporting unit was less than the corresponding carrying amount, and therefore it was not necessary to perform the two-step impairment test. The key qualitative factors that led to the conclusion included the following: (i) access to capital (ii) market acceptance of products (iii) improvements in financial metrics and (iv) market value of the Company.

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

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined and impairment is recognized. If such fair value is less than the current carrying value, the asset is written down to the estimated fair value. There were no impairments in fiscal 2017 or 2016.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and debt. Estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of September 30, 2017 and September 30, 2016 because of their nature and durations. The carrying value of debt instruments also approximates fair value as of September 30, 2017 and September 30, 2016 based on acceptable valuation methodologies which use market data of similar size and situated debt issues.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment it operates or the reporting currency of the Company, the U.S. dollar.  The Company has determined that the functional currency of its Indian subsidiary is the Rupee.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Equity accounts are translated at historical rates, except for the change in retained earnings during the results of the income statement translation process. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recorded as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net gains for fiscal 2017 and 2016 were $3 for both periods.  Translation gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

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

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $528 and $621 for fiscal 2017 and 2016, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan allowing all full-time employees who meet prescribed service requirements to participate. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2017 or fiscal 2016.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted net income per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible preferred stock using the as-if-converted method.  The computation of diluted earnings per share does not include the effect of outstanding stock options, warrants and convertible preferred stock that are considered anti-dilutive.

For fiscal 2017 and 2016, all outstanding options to purchase shares of the Company’s common stock totaling 450,646 and 448,586 respectively, were considered as anti-dilutive, as the options were all valued more than the current market price. Common stock warrants of 539,593 and 328,752 for fiscal 2017 and fiscal 2016 were also excluded due to their anti-dilutive nature. Also, excluded were contingent shares issuable related to an acquisition earnout in fiscal 2016.

Recent Accounting Pronouncements

Revenue Recognition

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

Income Taxes

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

Leases

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

Stock Compensation

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

Cash Flows

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

Goodwill

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

Business Combinations

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

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of September 30,
	2017	2016
Accounts receivable	$3,174	$2,627
Unbilled receivables	41	60
Subtotal	3,215	2,687
Allowance for doubtful accounts	(189)	(138)
Accounts receivable and unbilled receivables, net	$3,026	$2,549

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

4.   Property and equipment

Property and equipment consists of the following:

	As of September 30,
	2017	2016
Furniture and fixtures	$212	$713
Purchased software	14	1,043
Computers and equipment	46	4,080
Leasehold improvements	872	1,223
Total cost	1,144	7,059
Less accumulated depreciation	(935)	(6,547)
Property and equipment, net	$209	$512

Depreciation and amortization on the above assets was $256 and $707 in fiscal 2017 and 2016, respectively. During fiscal 2017, the Company disposed of property and equipment totaling $5.9 million related to the downsizing of offices, the majority of which was fully depreciated. During fiscal 2016, the Company disposed of property and equipment totaling $1.1 million in fiscal 2016, also mostly fully depreciated and of which $67 was included in Restructuring Expenses in the Statement of Operations.

 5.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of September 30, 2017 and 2016 because of their short-term nature and durations. The carrying value of debt instruments also approximates fair value as of September 30, 2017 and 2016 based on acceptable valuation methodologies which use market data of similar size and situated debt issues. The Company no longer has any other assets or liabilities to be measured at fair value on a recurring basis as of September 30, 2017.

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2016 are as follows:

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table summarizes the changes in contingent consideration for the fiscal year ended September 30, 2017 and 2016.

	Years Ended September 30,
	2017	2016
Balance at beginning of period	$75	$468
Payments	(75)	(393)
Balance at end of period	$-	$75

6.   Intangible Assets

Intangible assets are comprised as follows:

	As of September 30,
	2017	2016
Domain and trade names	$10	$10
Customer related	179	392
Non-compete agreements	74	146
Balance at end of period	$263	$548

Total amortization expense of $285 and $480 related to intangible assets for the years ended September 30, 2017 and 2016, respectively, is reflected in the consolidated statements of operations in depreciation and amortization. The estimated amortization expense for fiscal years 2018, 2019, and 2020 is: $242, $11, and $10, respectively.

7.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30,
	2017	2016
Accrued taxes	41	44
Compensation and benefits	244	194
Deferred rent (1)	154	141
Professional fees	161	133
Restructuring expenses	119	331
Other	201	103
Total	$920	$946

(1) The deferred rent liability is being amortized as a reduction of rent expense over the lives of the leases. As of September 30, 2017, $154 is reflected in Accrued Liabilities and $43 is reflected in Other Long Term Liabilities on the Consolidated Balance Sheet as deferred rent liabilities. As of September 30, 2016, $141 is reflected in Accrued Liabilities and $197 is reflected in Other Long Term Liabilities on the Consolidated Balance Sheet as deferred rent liabilities.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

8.   Debt

The Company’s debt as of September 30, 2017 and 2016 consisted of the Line of Credit from Heritage Bank of Commerce. All other debt instruments and bank lines of credit were satisfied in full.

Heritage Line of Credit

In June 2016, the Company replaced its Loan and Security Agreement with BridgeBank (the “Bridgebank Agreement”) with a new Loan and Security Agreement (“Heritage Agreement” or “Loan Agreement”) with Heritage Bank of Commerce (“Heritage”). The Heritage Agreement had and original a term of 24 months but was amended in 2017 to a maturity date of June 9, 2019. The Company paid an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the second year.  The facility fee will be $6 on each anniversary thereafter. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric. The Company was in compliance with all financial covenants as of September 30, 2017.

The Heritage Agreement provides for up to $2.5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $2.5 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time. The borrowings or credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity.  Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, (currently 6%). As of September 30, 2017 and 2016, the Company had an outstanding balance under the Loan Agreement of $2.5 million and $2.1 million, respectively.

A Director and Shareholder of the Company, Michael Taglich, signed an unconditional guaranty (the “Guaranty”) and promise to pay Heritage Bank all indebtedness in an amount not to exceed $1.5 million in connection with the out of formula borrowings. Under the terms of the Guaranty, the Guarantor authorizes Lender, without notice or demand and without affecting its liability hereunder, from time to time to: (a) renew, compromise, extend, accelerate, or otherwise change the time for payment, or otherwise change the terms, of the Indebtedness or any part thereof, including increase or decrease of the rate of interest thereon, or otherwise change the terms of the Indebtedness; (b) receive and hold security for the payment of this Guaranty or any Indebtedness and exchange, enforce, waive, release, fail to perfect, sell, or otherwise dispose of any such security; (c) apply such security and direct the order or manner of sale thereof as Lender in its discretion may determine; and (d) release or substitute any Guarantor or any one or more of any endorsers or other guarantors of any of the Indebtedness.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Amendments – Heritage Bank

An amendment to the Heritage Agreement (“First Amendment”) was executed on August 15, 2016 and included a waiver for the Adjusted EBITDA metric for the quarter ended June 30, 2016. The First Amendment also included a decrease in the revolving line of credit from $3.0 million to $2.5 million, the Adjusted EBITDA metric for the quarter ended September 30, 2016, and also included a minimum cash requirement of $500 in the Company’s accounts at Heritage, which was waived for the period ended September 30, 2016.

On December 14, 2016, a second amendment to the Heritage Agreement (“Second Amendment”) was executed. The Second Amendment included a minimum cash requirement of $250 in its accounts at Heritage and the Adjusted EBITDA metrics for the first half of fiscal 2017.

On August 10, 2017, the third Amendment was executed (“Third Amendment”). The Third Amendment extended the maturity date of the loan to June 9, 2019.

On October 6, 2017, a fourth amendment to the Heritage Agreement (“Fourth Amendment”) was executed. The Fourth Amendment included a consent to the Company’s incurrence of additional indebtedness from Montage Capital (“Montage”) and the grant of a second position lien to Montage (See Subsequent Events). In addition, Heritage and Montage entered into an Intercreditor Agreement dated October 10, 2017, and acknowledged by the Company.

On November 27, 2017, a fifth amendment to the Heritage Agreement (“Fifth Amendment”) was executed. The Fifth Amendment included the Adjusted EBITDA metrics for the second half of fiscal 2017 and the first six months of fiscal 2018. Thereafter, the Company and Heritage shall mutually agree upon minimum quarterly Adjusted EBITDA amounts for each fiscal year within thirty days following the beginning of each fiscal year.

Western Alliance (formerly Bridgebank, N.A)

Prior to entering into the Heritage Agreement in June 2016, the Company had a loan agreement with Bridgebank, N.A (“Bridgebank Agreement”). The Bridgebank Agreement provided for up to $5 million of revolving credit advances which could be used for acquisitions and working capital purposes. Borrowings were limited to the lesser of (i) $5 million and (ii) 80% of eligible receivables as defined. The Company could borrow up to $1.0 million in out of formula borrowings for specified periods of time. Borrowings accrued interest at BridgeBank’s prime plus 1.00% plus 5.00% (8.25%). The Company paid an annual commitment fee of 0.25%. Borrowings were secured by all of the Company’s assets and all of the Company’s intellectual property. The Company was also required to comply with certain financial and reporting covenants including an Asset Coverage Ratio. The Bridgebank Agreement also included an unconditional guarantee from one of the Company’s Directors, Michael Taglich (the “Guaranty”) and promise to pay the BridgeBank all indebtedness in an amount not to exceed $2 million in connection with the out of formula borrowings.

Term Notes from Shareholders

The Company issued term notes to certain officers and directors of the Company. Term notes totaling $2.45 million were issued to Michael Taglich from the period of January 7, 2015 through February 2016. Term notes totaling $450 were issued to Robert Taglich on December 3, 2015 and February 2016. Michael Taglich is both a shareholders and director of the Company. Robert Taglich is a shareholder and was a director of the Company from May 2016 to June 29, 2017. In February 2016, Bridgeline issued a term note to Roger Kahn in the amount of $100. Roger Kahn is the Company’s President and Chief Executive Officer.

In April 2016, the shareholders of the Company approved the proposal for the issuance of up to 940,000 shares of the Company’s common stock upon conversion of the above outstanding term notes totaling $3 million. In May 2016, each of the holders of the outstanding term notes converted all outstanding principal and accrued but unpaid interest due under such outstanding term notes into shares of common stock of the Company at a conversion price of $3.75 per share. In connection with the conversion, a total of 867,765 shares of common stock was issued. Michael Taglich received 715,209 shares of common stock, Robert Taglich received 125,320 shares of common stock and Roger Kahn received 27,236 shares of common stock. The Taglich Brothers, Inc acted as the Placement Agent for the conversion of these notes and were granted warrants to purchase 86,778 shares of common stock at a price of $3.75 per share.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Subordinated Convertible Debt

In April 2016, the shareholders of the Company approved a proposal for issuance of up to 800,000 shares of the Company’s Common Stock upon conversion of the outstanding $3.0 million of secured subordinated convertible notes (the "Convertible Notes"). The conversion price to $3.75 per share was provided as an incentive to the holders of such Convertible Notes to convert the outstanding principal into shares of Common Stock. As of September 30, 2016, all of the shares converted and a total of 800,000 shares of common stock was issued. Due to the reduction in the conversion price from $32.50 per share to $3.75 per share, the Company recorded an inducement charge of $3.4 million in fiscal 2016. The charge was recorded as a non-operating expense in the Consolidated Income Statement with a corresponding credit to additional paid in capital.

Minimum Debt Obligations

As of September 30, 2017, the Company had minimum debt obligations of $2.5 million related to the Heritage Bank line of credit, which has a maturity date of June 9, 2019.

9.   Restructuring Charges

Commencing in fiscal 2015 and through fiscal 2017, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease space is currently contractually occupied by a new sub-tenant for the remaining life of the lease. In the second quarter of fiscal 2017, the Company initiated a plan to shut down its operations in India. All of these estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the consolidated statement of operations.

In total, a charge of $286 and $879 was recorded to restructuring expenses for fiscal 2017 and fiscal 2016 in the consolidated statement of operations for the total lease expenses less sub-lease rental income, other miscellaneous lease termination costs, loss on disposal of fixed assets, and costs for severance and termination benefits.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table summarizes the restructuring charges reserve activity:

	Employee Severence and Benefits	Facility Related and Other Costs	Total
Balance at end of period, September 30, 2015	$-	$307	$307
Charges to operations	505	158	663
Cash disbursements	(311)	(223)	(534)
Changes in estimates	(1)	5	4
Balance at end of period, September 30, 2016	$193	$247	$440
Charges to operations	-	241	241
Cash disbursements	(203)	(347)	(550)
Changes in estimates	-	33	33
Accretion Expense	10	2	12
Balance at end of period, September 30, 2017	$-	$176	$176

As of September 30, 2017, $119 is reflected in Accrued Liabilities and $57 is reflected in Other long term liabilities. As of September 30, 2016, $331 is reflected in Accrued Liabilities and $109 is reflected in Other long term liabilities.

Accrued restructuring liabilities is comprised of the following:

	As of September 30,
	2017	2016

Facilities and related	$133	$195
Employee related	-	193
Other	43	52
Total	$176	$440

10.   Commitments and Contingencies

Operating Lease Commitments

The Company leases facilities in the United States and India.  Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2017 were as follows:

Years Ending September 30,	Gross Amount	Sublease Income Amount	Net
2018	$611	$(159)	$452
2019	242	(126)	116
2020	97	(73)	24
Total	$950	$(358)	$592

The Company has no lease commitments that extend past fiscal 2020. Rent expense for fiscal 2017 and 2016 was $686 and $976, respectively, inclusive of sublease income $45 for fiscal 2017.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Capital Lease Obligations

	As of September 30,
	2017	2016
Capital Lease Obligations	$-	$45
Less: Current portion	-	(45)
Capital Lease obligations	$-	$-

As of September 30, 2017, the Company has no further lease payments due under capitalized leases.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2017.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2017 and 2016, respectively, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of September 30, 2017, Bridgeline was not engaged in any material legal proceedings.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

11.   Stockholders’ Equity

Preferred Stock

In October 2014, the Company sold 200,000 shares of Series A convertible preferred stock (the “Preferred Stock”) at a purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The current conversion price is $16.25, and is subject to adjustment in the event of stock splits or stock dividends. Any accrued but unpaid dividends on the shares of Preferred Stock to be converted shall also be converted in common stock at the conversion price. A mandatory provision also may provide that the Company will have the right to require the holders to convert shares of Preferred Stock into Conversion Shares if (i) the Company’s common stock has closed at or above $32.50 per share for ten consecutive trading days and (ii) the Conversion Shares are (A) registered for resale on an effective registration statement or (B) may be resold pursuant to Rule 144. As of September 30, 2017, a total of 1,636 preferred shares have been converted to 1,007 shares of common stock.

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

The Company may pay dividends in cash or Preferred Stock. Effective January 1, 2017, cumulative dividends are payable at a rate of 12% per year, as after two years, any Preferred Stock dividends increase from 6% to 12% per year. If the Company does not pay the dividends in cash, then the Company may pay dividends in any quarter by delivery of additional shares of Preferred Stock (“PIK Election”) up to 64,000 shares cumulatively. If the Company shall make the PIK Election with respect to the dividend payable, it shall deliver a number of shares of Preferred Stock equal to (A) the aggregate dividend payable to such holder as of the end of the quarter divided by (B) the lesser of (x) the then effective Conversion Price or (y) the average VWAP for the five (5) consecutive Trading Days prior to such dividend payment date. The Company shall have the right to force conversion of the Preferred Stock into shares of Common Stock at any time after the Common Stock trades in excess of $32.50 per share. The Preferred Shares shall vote with the Common on an as converted basis.

As of September 30, 2017, the Company has issued 45,172 preferred convertible shares (PIK shares) to the preferred shareholders of which 24,080 shares were issued in fiscal 2017. The Company elected to declare a PIK dividend for the next quarterly payment due October 1, 2017. The total PIK dividend declared for October 1, 2017 is 7,391 preferred stock shares at a dividend rate of 12%.

Common Stock

In October 2015, the Company sold 136,000 shares of common stock at $5.00 per share for gross proceeds of $680 in a private placement. Net proceeds to the Company after offering expenses were approximately $669.

In February 2016, the Company issued 21,539 shares of restricted common stock at $4.55 to four members of its Board of Directors in lieu of cash payments for their services as board members. The shares vested in equal installments on a monthly basis through the end of the service period of September 30, 2016. The aggregate fair value of the shares of $98 was expensed over the service period. In May 2016, additional restricted common shares were issued to a new board member totaling 2,192 shares with a fair market value of $8, and fully expensed in fiscal 2016.

In May 2016, the Company issued 361,336 shares of common stock for net proceeds of $1.2 million for the first closing in connection with the conversion of term notes issued to accredited investors, as approved by the shareholders on April 29, 2016. In June 2016, the Company issued an additional 172,001 shares of common stock for net proceeds of $400 for the second closing in connection with the conversion of these term notes.

In May 2016, each of Michael Taglich, Robert Taglich, and Roger Kahn, holders of outstanding term notes, converted all outstanding principal and accrued but unpaid interest due under such outstanding term notes into shares of Common Stock of the Company at a conversion price of $3.75 per share. In connection with the conversion, a total of 867,765 shares of common stock were issued. (See Term Notes from Shareholders.)

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

On April 29, 2016, the shareholders of the Company approved a proposal for issuance of up to 800,000 shares of the Company’s Common Stock upon conversion of outstanding Convertible Notes. From June 2016 through August 2016, all of the notes were converted to shares of common stock.

In July 2016, the Company sold 440,000 shares of common stock at $3.75 per share for gross proceeds of $1.7 million in a private placement. Net proceeds to the Company after offering expenses were approximately $1.5 million.

In October 2016, the Company issued 2,000 shares of common stock to one if its vendors for payment for services. The fair market value of the shares was $8.

In November 2016, the Company entered into Securities Purchase Agreements (“November 2016 Private Placement”) with certain institutional and accredited investors (the “Purchasers”) to sell an aggregate total of 427,073 shares of common stock for $2.40 per share (the “Purchaser Shares”) for gross proceeds of $1.0 million. The Company’s President and CEO (Roger Kahn) and two of the Company’s directors (Michael Taglich and Robert Taglich) purchased shares of common stock in this private offering. Roger Kahn purchased 17,200 common shares and Michael and Robert Taglich each purchased 30,770 common shares. Also, as additional consideration, the Company issued to the Purchasers, warrants to purchase an aggregate total of 213,538 shares common stock (the “Purchaser Warrant Shares”).

In February 2017, the Company issued 36,826 shares of restricted common stock at $3.15 to five members of its Board of Directors in lieu of cash payments for their annual services as board members. The shares vested in equal installments on a monthly basis through the end of the service period of September 30, 2017. The aggregate fair value of the shares is $113 and was being expensed over the service period.

In June 2017, the Company’s CEO and President (Roger Kahn) elected to receive common stock in lieu of a $20,000 cash payment for a bonus earned for the first half of the fiscal year. He received 7,273 fully vested restricted shares with a fair value price per share of $2.75.

Contingent Consideration

In connection with the acquisition of ElementsLocal on August 1, 2013, the Company issued 21,058 common shares to the sellers of ElementsLocal. In addition, contingent consideration not to exceed 13,539 shares of Bridgeline Digital common stock was contingently issuable to the sellers of ElementsLocal. The contingent consideration was payable quarterly over the 12 consecutive calendar quarters following the acquisition, contingent upon the acquired business achieving certain revenue targets. As of September 30, 2016, the stockholders of ElementsLocal earned the full earnout of 13,539 shares of common stock, of which the final earnout shares totaling 1,129 were issued in November 2016.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Also included in the Registration were other securities that had been purchased prior to the November 2016 Private Placement, namely private placements of our common stock and warrants to purchase common stock. As a part of these private placement transactions, the Company had offered certain investors piggyback registration rights such that, in the event the Company filed a registration statement to register its securities under the Securities Act, the shares of common stock issued or issuable to those investors would be eligible to also be included in the registration statement to be registered under the Securities Act. Accordingly, in addition to the Purchaser Shares and Purchaser Warrants from the November 2016 Private Placement, 616,533 common shares and warrants were included in the registration statement pursuant to these previously granted piggyback registration rights. In total, the Registration included 1,139,033 shares of common stock and warrants to purchase common stock for net proceeds of $852.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up 250,000 shares of common stock. This Plan expired in August 2016. A total of 227,280 shares of common stock are outstanding under the Plan as of September 2017. On April 29, 2016, the stockholders approved a new plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Initially, a total of 500,000 shares of the Company’s Common Stock are reserved for issuance under this new plan. There were 223,366 options outstanding under this plan as of September 30, 2017. As of September 30, 2017, there are 276,634 shares available for future issuance.

Stock Option and Warrant Activity and Outstanding Shares

A summary of combined option and warrant activity follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2015	175,200	$18.40	140,656	$21.89
Granted	337,758	$4.22	190,110	$4.46
Forfeited or expired	(64,372)	$19.77	(2,014)	$37.10
Outstanding, September 30, 2016	448,586	$7.53	328,752	$11.71
Granted	28,400	$3.16	219,538	$3.95
Forfeited or expired	(26,340)	$11.52	(8,697)	$35.00
Outstanding, September 30, 2017	450,646	$7.02	539,593	$8.18

There were no options exercised during fiscal 2017 and 2016. There were 194,977 and 69,041 options vested and exercisable as of September 30, 2017 and September 30, 2016, respectively. The shares outstanding at September 30, 2017 and 2016 had an intrinsic value of $4 and $1, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

A summary of the status of unvested shares is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested at September 30, 2016	379,545	$4.94
Granted	28,400	3.16
Vested	(134,622)	5.77
Forfeited	(17,654)	5.16
Unvested at September 30, 2017	255,669	$4.29

Price ranges of outstanding and exercisable options as of September 30, 2017 are summarized below:

Outstanding Options						Exercisable Options
				Weighted
				Average	Weighted	Number	Weighted
			Number	Remaining	Average	of	Average
Exercise			of	Contractual	Exercise	Options	Exercise
Price			Options	Life (Years)	Price	Exercisable	Price
$2.22	to	$3.80	29,400	9.53	$3.17	334	$3.65
$3.81	to	$6.05	360,158	8.73	4.40	137,407	4.58
$6.06	to	$18.75	22,280	5.83	14.53	18,428	14.82
$18.76	to	$41.00	38,808	4.45	29.93	38,808	29.93
			450,646	8.27	$7.02	194,977	$10.59

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Compensation Expense

The Company estimates the fair value of stock options using the Black-Scholes-Merton option valuation model (the “Model”).  The assumptions used to calculate compensation expense is as follows:

	Years Ended September 30,
	2017			2016
Expected option life in years		6.0			6.0
Expected volatility		85.03%			84.12%
Expected dividend rate		0.00%			0.00%
Risk free interest rate		1.95%			1.33%
Option exercise prices	$2.22	to	$41.00	$3.65	to	$6.05
Weighted average fair value of options granted during the year		$2.27			$2.99

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. During the years ended September 30, 2017 and 2016, the Company recognized $418 and $214, respectively, as compensation expense related to share based payments. Compensation expense is recorded in the Consolidated Statement of Operations with a portion charged to Cost of Goods Sold and a portion to Operating Expenses depending on the employee’s department. In fiscal 2017, $18 was charged to Cost of Goods Sold and $400 was charged to Operating Expenses. In fiscal 2016, $1 was charged to Cost of Goods Sold and $213 was charged to Operating Expenses. As of September 30, 2017, the Company had approximately $555 of unrecognized compensation costs related to unvested options which the Company expects to recognize through fiscal 2020.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Stock warrants outstanding at September 30, 2017 are as follows:

	Issue
Type	Date	Shares	Price	Expiration

Investors	6/19/2013	18,400	$ 31.25	6/19/2018
Placement Agent	6/19/2013	9,200	$ 31.25	6/19/2018
Placement Agent	9/30/2013	6,157	$ 32.50	9/30/2018
Placement Agent	11/6/2013	3,078	$ 32.50	11/6/2018
Placement Agent	3/28/2014	12,800	$ 26.25	3/28/2019
Placement Agent	10/28/2014	12,308	$ 16.25	10/28/2019
Director/Shareholder	12/31/2014	12,000	$ 20.00	12/31/2019
Director/Shareholder	2/12/2015	12,000	$ 20.00	2/12/2020
Director/Shareholder	5/12/2015	12,000	$ 20.00	5/12/2020
Director/Shareholder	7/21/2015	32,000	$ 8.75	7/21/2018
Director/Shareholder	12/31/2015	6,000	$ 20.00	12/31/2020
Placement Agent	5/17/2016	86,778	$ 3.65	5/17/2021
Placement Agent	5/11/2016	53,334	$ 3.75	5/11/2021
Placement Agent	7/15/2016	44,000	$ 4.60	7/15/2021
Investors	11/9/2016	213,538	$ 3.50	5/22/2022
Director/Shareholder	12/31/2016	6,000	$ 20.00	12/31/2021
Total		539,593

In fiscal 2017 and 2016, the Company issued 219,538 and 190,112 warrants to a director/shareholder, investors and placements agents, respectively. In fiscal 2017, the 219,538 warrants were issued as follows: 213,538 warrants were issued to investors in connection with private placements and 6,000 warrants were issued to a director/shareholder for a bank guarantee. In fiscal 2016, the 190,112 warrants were issued as follows: 184,112 warrants to the placement agent in connection with the private placement of common stock and 6,000 to a director/shareholder in connection with a bank guarantee. All of the warrants were priced above the closing stock price at September 30, 2017 and therefore have an immaterial fair value.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

12.   Income Taxes

The components of the Company’s tax provision as of September 30, 2017 and 2016 is as follows:

	Years Ended September 30,
	2017	2016
Current
Federal	$-	$-
State	16	(47)
Foreign	-	-
Total current	16	(47)

Federal	-	-
State	-	-
Total deferred	-	-
Total	$16	$(47)

The Company’s income tax provision was computed using the federal statutory rate and average state statutory rates, net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to pretax income, as follows:

	Years Ended September 30,
	2017	2016
Income tax benefit at the federal statutory rate of 34%	$(556)	$(2,606)
Permanent differences	365	494
State income tax benefit, net of federal tax	(86)	(475)
Change in valuation allowance	193	1,964
Foreign Taxes	-	-
Other	100	576
Total	$16	$(47)

As of September 30, 2017, the Company has a federal net operating loss (NOL) carryforward of approximately $27 million that expires on various dates through 2037. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company’s NOL carryforwards. The Company also has approximately $23 million in state NOLs which expire on various dates through 2037.

The Company has deferred tax assets that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance against its deferred tax assets at September 30, 2017 and 2016. For the years ended September 30, 2017 and 2016, the valuation allowance for deferred tax assets increased $185 and $1,964, respectively, which was mainly due to the increases in the net operating losses.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (IRS) or any states in connection with income taxes. The tax periods from 2014 to 2017 generally remain open to examination by the IRS and state authorities.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of September 30,
	2017	2016
Deferred tax assets:
Current:
Bad debt reserve	$74	$54
Deferred revenue	595	489
Accrued vacation	83	3
Long-term
AMT carryforward	9	9
Net operating loss carryforwards	9,981	9,770
Depreciation	118	152
Intangibles	774	967
Contribution carryforward	29	28
Total deferred tax assets	11,663	11,472
Valuation allowance	(11,663)	(11,472)
Net deferred tax assets	$-	$-

Undistributed losses of the Company’s foreign subsidiary amounted to approximately $(381) and $(415) at September 30, 2017 and 2016, respectively. These losses are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income taxes has been provided thereon. Upon repatriation of those losses, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the applicable foreign tax authority. Determination of the amount of unrecognized deferred US income tax liability is not material and the detailed calculations have not been performed. As of September 30, 2017, there would be minimal withholding taxes upon remittance of all previously unremitted earnings.

When accounting for uncertain income tax positions, the impact of uncertain tax positions are recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of September 30, 2017 and 2016. The Company does not expect any change to this determination in the next twelve months.

 13.   Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc were the Placement Agents for many of the Company’s private offerings in 2012, 2013, 2014, and 2016. They were also the Placement Agent for the Company’s $3 million subordinated debt offering in 2013 and the Series A Preferred stock sale in 2015. Michael Taglich beneficially owns approximately 22% of Bridgeline stock. Michael Taglich has also guaranteed $1.5 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank.

In consideration of previous loans by Michael Taglich and a personal guaranty delivered by Michael Taglich to BridgeBank, N.A. for the benefit of Bridgeline on December 19, 2014 (the “Guaranty”), on January 7, 2015 the Company issued Michael Taglich a warrant to purchase 12,000 shares of Common Stock of the Company at a price equal to $20.00 per share. On January 7, 2015, Bridgeline also entered into a side letter with Michael Taglich pursuant to which Bridgeline agreed in the event the Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 6,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015. Since the Guaranty did remain outstanding for a period of more than 12 months, a warrant to purchase 6,000 shares of common stock was issued to Michael Taglich in February 2016 at a price of $20.00 and a warrant to purchase 6,000 shares of common stock was issued in January 2017 at a price of $20.00.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Mr. Taglich was also issued warrants in fiscal 2015 in connection with shareholder term notes issued to him. The notes were subsequently converted to shares of common stock in May 2016. He was issued three warrants totaling 36,000 shares at an exercise price of $20.00 and one warrant for 32,000 shares at an exercise price of $8.75 in connection with these notes. The warrants have a term of five years and are exercisable six months after the date of issuance. A fair market value of $270 was assigned to the warrants and recorded as a debt discount in current liabilities with the offsetting amount recorded to additional paid in capital in the Consolidated Balance Sheet. The fair market value of the warrants was amortized on a straight-line basis over their expected life. However, when the Company converted these term notes in May 2016, the remaining unamortized value was recorded as amortization expense. Total amortization expense of $158 was recorded in fiscal 2016 related to the warrants.

Robert Taglich was appointed to the Company’s Board of Directors in May 2016. Robert Taglich beneficially owns approximately 8% of Bridgeline stock. Mr. Taglich was a consultant to the Company prior to his appointment to the Board of Directors. As compensation for his consulting services, Robert Taglich was granted 3,000 options to purchase the Company’s common stock at a price of $6.05. As a director, Mr. Taglich was granted 2,200 options to purchase common stock, and 6,954 shares of restricted common stock. Mr. Taglich did not seek re-election to the Board of Directors and his tenure expired on June 29, 2017.

In connection with the equity conversion of the $3 million in term notes from shareholders that was completed in May 2016, the Taglich Brothers, Inc were granted Placement Agent warrants to purchase 86,778 shares of common stock at a price of $3.65 per share. Included in the distribution were 35,120 warrants to Michael Taglich and 28,552 warrants to Robert Taglich. The warrants expire in five years.

In connection with the private offering in July 2016, the Taglich Brothers, Inc were granted Placement Agent warrants to purchase 44,000 shares of common stock at a price of $4.60 per share. Included in the distribution were 8,864 warrants to Michael Taglich and 7,236 warrants to Robert Taglich. The warrants expire in five years.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

14.   Subsequent Events

Montage Capital II, L.P. Loan Agreement

On October 10, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Montage Capital II, L.P. (“Montage”). The Loan Agreement has a thirty-six (36) month term which expires on October 10, 2020. The Loan Agreement provides for up to $1.5 million of borrowing in the form of a non-revolving term loan which may be used by the Company for working capital purposes (the “Loan”). $1 million of borrowing was advanced on the date of closing (the “First Tranche”). An additional $500 thousand of borrowing will be available at the Company’s option in the event that the Company achieves certain financial milestones and is otherwise in compliance with its loan covenants (the “Second Tranche”). Borrowings bear interest at the rate of 12.75% per annum. The Company paid a fee of $33 to Montage at closing. Interest only payments are due and payable during the first nine months of the Loan. Commencing on July 1, 2018, the Company shall be obligated to make principal payments of $26 per month if only the First Tranche has been received and $39 if the Company has received both the First Tranche and the Second Tranche. All remaining principal and interest shall be due and payable at maturity. Borrowings are secured by a second position lien on all of the Company’s assets including intellectual property and general intangibles. Pursuant to the Loan Agreement, the Company is also required to comply with certain financial covenants.  The Loan is subordinate to the Company’s senior debt facility with Heritage Bank of Commerce (“Heritage”). As additional consideration for the Loan, the Company issued to Montage an eight-year warrant to purchase 66,213 shares of the Company’s common stock at a price equal to $2.65 per share which may increase to an aggregate of 100,082 shares of the Company’s common stock in the event that Montage advances the Second Tranche (the “Warrant”). Further, in the event of a change in control prior to the exercise of the Warrant, Montage shall have the right to receive an equity buy-out of either $250 if only the First Tranche has been advanced or $375 if both the First Tranche and the Second Tranche have been advanced. If the equity buy-out is exercised, the Warrant will be surrendered to the Company for cancellation.

Heritage consented to the Company’s incurrence of additional indebtedness from Montage and the grant of a second position lien to Montage. In addition, Heritage and Montage entered into an Intercreditor Agreement dated October 10, 2017, and acknowledged by the Company.

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

As of September 30, 2017, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework . Our management has concluded that as of September 30, 2017, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Joni Kahn	62	Chairperson (1)(2)(3)(4)

Kenneth Galaznik	66	Director (1)(2)(4)

Scott Landers	47	Director(1)(2)(3)(4)

Michael Taglich	62	Director

Roger Kahn	48	President and Chief Executive Officer

Michael Prinn	44	Executive Vice President and Chief Financial Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2017 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

	Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans

Plan category	(a)	(b)	(excluding securities reflected in column a) (c)

Equity compensation plans approved by security holders	450,646	$7.02	276,634

Equity compensation plans not approved by security holders (1)	539,593	$8.18	-

Total	990,239	$-	276,634

(1)	At September 30, 2017, there were 539,593 total Warrants outstanding.

In fiscal 2017 and 2016, the Company issued 219,538 and 190,112 warrants to a director/shareholder, investors and placements agents, respectively. In fiscal 2017, the 219,538 warrants were issued as follows: 213,538 warrants were issued to investors in connection with private placements and 6,000 warrants were issued to a director/shareholder for a bank guarantee. In fiscal 2016, the 190,112 warrants were issued as follows: 184,112 warrants to the placement agent in connection with the private placement of common stock and 6,000 to a director/shareholder in connection with a bank guarantee.

Stock warrants outstanding at September 30, 2017 are as follows:

	Issue
Type	Date	Shares	Price	Expiration

Investors	6/19/2013	18,400	$ 31.25	6/19/2018
Placement Agent	6/19/2013	9,200	$ 31.25	6/19/2018
Placement Agent	9/30/2013	6,157	$ 32.50	9/30/2018
Placement Agent	11/6/2013	3,078	$ 32.50	11/6/2018
Placement Agent	3/28/2014	12,800	$ 26.25	3/28/2019
Placement Agent	10/28/2014	12,308	$ 16.25	10/28/2019
Director/Shareholder	12/31/2014	12,000	$ 20.00	12/31/2019
Director/Shareholder	2/12/2015	12,000	$ 20.00	2/12/2020
Director/Shareholder	5/12/2015	12,000	$ 20.00	5/12/2020
Director/Shareholder	7/21/2015	32,000	$ 8.75	7/21/2018
Director/Shareholder	12/31/2015	6,000	$ 20.00	12/31/2020
Placement Agent	5/17/2016	86,778	$ 3.65	5/17/2021
Placement Agent	5/11/2016	53,334	$ 3.75	5/11/2021
Placement Agent	7/15/2016	44,000	$ 4.60	7/15/2021
Investors	11/9/2016	213,538	$ 3.50	5/22/2022
Director/Shareholder	12/31/2016	6,000	$ 20.00	12/31/2021
Total		539,593

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

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

  – Reports of Independent Registered Public Accounting Firm

  –  Consolidated Balance Sheets as of September 30, 2017 and 2016

  –  Consolidated Statements of Operations for the years ending September 30, 2017 and 2016

  –  Consolidated Statements of Comprehensive Loss for the years ending September 30, 2017 and 2016

  –  Consolidated Statements of Shareholders’ Equity for the years ending September 30, 2017 and 2016

  –  Consolidated Statements of Cash Flows for the years ending September 30, 2017 and 2016

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

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
2.1	Asset Purchase Agreement, dated as of May 11, 2010, by and between Bridgeline Digital, Inc. and TMX Interactive, Inc.	10-Q	May 17, 2010	2.1
2.2	Subordinated Promissory Note dated May 11, 2010, issued by Bridgeline Digital, Inc.	10-Q	May 17, 2010	2.2
2.3	Asset Purchase Agreement, dated as of July 9, 2010, by and between Bridgeline Digital, Inc. and e.magination network, LLC	8-K	July 15, 2010	2.1
2.4	Agreement and Plan of Merger, dated as of October 3, 2011, by and among Bridgeline Digital, Inc., Magnetic Corporation and Jennifer Bakunas	8-K	October 6, 2011	2.1
2.5	Agreement and Plan of Merger, dated as of May 31, 2012, by and among Bridgeline Digital, Inc., MarketNet, Inc. and Jill Bach	8-K	June 5, 2012	2.1
3.1(i)	Amended and Restated Certificate of Incorporation, as amended	10-Q	May 15, 2013	3.1
3.1(ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015	8-K	May 5, 2015	3.1
3.1(iii)	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	November 4, 2014	3.1
3.1(iv)	Amended and Restated By-Laws	8-K	July 24, 2017	3.1
4.1	Specimen Common Stock Certificate (File No. 333-139298)	SB-2/A	June 20, 2007	4.1
10.1*	Employment Agreement with Roger “Ari” Kahn, dated August 24, 2015	10-K	December 24, 2015	10.1
10.2*	Employment Agreement with Michael D. Prinn, dated January 19, 2011	8-K	January 21, 2011	10.1
10.3*	First Amendment to Employment Agreement, Roger “Ari” Kahn, dated May 10, 2016	8-K	May 13, 2016	10.1
10.4	Amended and Restated Stock Incentive Plan, as amended	DEF 14 A	July 14, 2014	C
10.5	2012 Employee Stock Purchase Plan	DEF 14 A	January 28, 2011	B
10.6	Amended and Restated Loan Agreement dated March 31, 2010, between Bridgeline Digital, Inc. and Silicon Valley Bank	8-K	April 5, 2010	10.1
10.7	Amended and Restated Intellectual Property Security Agreement dated March 31, 2010, between Bridgeline Digital, Inc. and Silicon Valley Bank	8-K	April 5, 2010	10.2
10.8	Fourth Loan Modification Agreement dated May 6, 2011, between Bridgeline Digital, Inc., e.MAGINATION IG, LLC and Silicon Valley Bank	8-K	May 11, 2011	10.1
10.9	Sixth Loan Modification Agreement dated May 11, 2012 between Bridgeline Digital, Inc., Bridgeline Intelligence Group, Inc. and Silicon Valley Bank	10-Q	May 14, 2012	10.1
10.10	Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated October 29, 2010	8-K	November 4, 2010	10.1
10.11	Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated May 31, 2012	8-K	June 5, 2012	10.1
10.12	Form of Common Stock Purchase Warrant issued to Placement Agent, dated May 31, 2012	8-K	June 5, 2012	10.2
10.13	Amendment to Note Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated November 6, 2013	8-K	November 12, 2013	10.1
10.14	Form of Promissory Note issued to Investors, dated November 6, 2013	8-K	November 12, 2013	10.2
10.15	Form of Common Stock Purchase Warrant issued to Placement Agent, dated November 6, 2013	8-K	November 12, 2013	10.3
10.16	First Amendment to the Security Agreement made by Bridgeline Digital, Inc. in favor of Taglich Brothers, Inc. (collateral agent for the lenders named therein, dated November 12, 2013	8-K	November 12, 2013	10.4
10.17	Placement Agent Agreement between Bridgeline Digital, Inc. and Taglich Brothers, Inc., dated October 30, 2013	8-K	November 12, 2013	10.5
10.18	Bridgeline Digital, Inc. and BridgeBank, National Association Loan and Security Agreement dated December 20, 2013	10-Q	February 14, 2014	10.6

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
10.19	Form of Restricted Stock Agreement by and between Bridgeline Digital, Inc. and certain Board of Directors, dated February 24, 2014	10-Q	May 15, 2014	10.2
10.20	Securities Purchase Agreement between Bridgeline Digital, Inc. and the Investors named therein dated March 28, 2014	10-Q	May 15, 2014	10.3
10.21	Form of Common Stock Purchase Warrant issued to Placement Agent, dated March 28, 2014	10-Q	May 15, 2014	10.4
10.22	Loan and Security Modification Agreement	10-K	December 29, 2014	10.25
10.23	BridgeBank Guaranty	10-K	December 29, 2014	10.26
10.24	Securities Purchase Agreement between Bridgeline Digital, Inc and the investors therein, dated October 28, 2014	8-K	November 4, 2014	10.1
10.25	Form of Common Stock Purchase Warrant Issued to Placement Agent	8-K	November 4, 2014	10.2
10.26	Term Note in principal amount of $500,000 dated January 7, 2015	8-K	January 7, 2015	10.1
10.27	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated January 7, 2015	8-K	January 9, 2015	10.3
10.28	Side Letter between the Company and Michael Taglich, dated January 7, 2015	8-K	January 9, 2015	10.3
10.29	Term Note in principal amount of $500,000 dated February 12, 2015	10-Q	February 17, 2015	10.1
10.30	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated February 17, 2015	10-Q	February 17, 2015	10.2
10.31	Form of Restricted Stock Agreement	10-Q	May 15, 2015	10.6
10.32	Amendment to Loan and Security Agreement with BridgeBank	10-Q	May 15, 2015	10.7
10.33	Term Note in principal amount of $500,000 dated May 12, 2015	10-Q	May 15, 2015	10.8
10.34	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated May 12, 2015	10-Q	May 15, 2015	10.9
10.35	Loan and Security Modification Agreement between Bridgeline Digital, Inc and Western Alliance Bank (formerly BridgeBank), dated July 21, 2015	8-K	July 24, 2015	10.3
10.36	Term Note in principal amount of $500,000 dated July 21, 2015	8-K	July 24, 2015	10.1
10.37	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated July 21, 2015	8-K	July 24, 2015	10.2
10.38	Amendment to Loan and Security Agreement with BridgeBank	10-Q	August 14, 2015	10.4
10.39	Term Notes in principal amount of $250,000 each issued to Michael Taglich	8-K	December 4, 2015	10.1
10.40	Term Notes in principal amount of $250,000 each issued to Robert Taglich	8-K	December 4, 2015	10.2
10.41	Amendment to Loan and Security Agreement with Western Alliance Bank (fornerly Bridgebank)	10-K	December 24, 2015	10.42
10.42	Amendment to Promissory Notes issued to Michael Taglich dated December 23, 2015	10-K	December 24, 2015	10.43
10.43	Amendment to Promissory Notes issued to Robert Taglich dated December 23, 2015	10-K	December 24, 2015	10.44
10.44	Form of Amendment to 10% Secured Subordinated Convertible Notes dated December 23, 2015	10-K	December 24, 2015	10.45
10.45	Securities Purchase Agreement between Bridgeline Digital, Inc and the investors therein, dated October 13, 2015	10-Q	February 12, 2016	10.3
10.46	Term Notes in principal amount of $200,000 issued to Robert Taglich dated February 10, 2016	10-Q	February 12, 2016	10.4
10.47	Term Notes in principal amount of $200,000 issued to Michael Taglich dated February 10, 2016	10-Q	February 12, 2016	10.5
10.48	Term Notes in principal amount of $200,000 issued to Roger Kahn dated February 10, 2016	10-Q	February 12, 2016	10.6
10.49	Amendment to Loan and Security Agreement with Western Alliance Bank (fornerly Bridgebank)	10-Q	February 12, 2016	10.7
10.50	Bridgeline Digital Inc. 2016 Stock Incentive Plan	DEF 14 A	March 22, 2016	Appendix B

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
10.51	Note Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated May 11, 2016	8-K	May 17, 2016	10.1
10.52	Form of Promissory Note	8-K	May 17, 2016	10.2
10.53	Form of Common Stock Purchase Warrant issued to placement agent	8-K	May 17, 2016	10.3
10.54	Amendment #2 to Promissory Notes between Bridgeline Digital, Inc and Michael Taglich, dated May 17, 2016	8-K	May 23, 2016	10.1
10.55	Amendment #2 to Promissory Notes between Bridgeline Digital, Inc and Robert Taglich, dated May 17, 2016	8-K	May 23, 2016	10.2
10.56	Amendment #2 to Promissory Notes between Bridgeline Digital, Inc and Roger Kahn, dated May 17, 2016	8-K	May 23, 2016	10.3
10.57	Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated June 9, 2016	8-K	June 15, 2016	10.1
10.58	Unconditional Guarantee entered into by Michael N. Taglich in favor of Heritage Bank of Commerce, dated June 9, 2016	8-K	June 15, 2016	10.2
10.59	Placement Agreement between Bridgeline Digital, Inc and Taglich Brothers, Inc dated March 31, 2016	8-K	June 15, 2016	10.3
10.60	Amendment #2 to 10% Secured Subordinated Convertible Notes between Bridgeline Digital, Inc. and the holders of the 10% Secured Subordinated Convertible Notes dated June 17, 2016	8-K	June 23, 2016	10.1
10.61	First Amendment to the Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated August 15, 2016	10-Q	August 15, 2016	10.12
10.62	Form of Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.1
10.63	Form of Purchaser Warrant	8-K	November 4, 2016	10.2
10.64	Form of Registration Rights Agreement dated November 3, 2016	8-K	November 4, 2016	10.3
10.65	Form of Insider Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.4
10.66	Form of Lock-Up Agreement	8-K	November 4, 2016	10.5
10.67	Second Amendment to the Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated December 14, 2016	10-K	December 14, 2016	10.66
10.68*	Employment Agreement with Michael D. Prinn dated November 11, 2016	10-Q	February 14, 2017	10.7
10.69	Third Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce	10-Q	August 14, 2017	10.1
10.70	First Amendment to Affirmation of Guaranty between Michael N. Taglich and Heritage Bank of Commerce	10-Q	August 14, 2017	10.2
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Marcum LLP				X
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS**	XBRL Instance				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation				X
101.DEF**	XBRL Taxonomy Extension Definition				X
101.LAB**	XBRL Taxonomy Extension Labels				X
101.PRE**	XBRL Taxonomy Extension Presentation				X

(c) Financial Statement Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Roger Kahn

Name: Roger Kahn

December 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	President and Chief Executive Officer (Principal Executive Officer)	December 21, 2017
Roger Kahn

/s/ Michael Prinn	Executive Vice President and Chief Financial Officer	December 21, 2017
Michael Prinn	(Principal Financial Officer)

/s/Kenneth Galaznik	Director	December 21, 2017
Kenneth Galaznik

/s/ Joni Kahn	Director	December 21, 2017
Joni Kahn

/s/ Scott Landers	Director	December 21, 2017
Scott Landers

/s/ Michael Taglich	Director	December 21, 2017
Michael Taglich

 Index of Exhibits

Exhibit No.	Description of Document
21.1 23.1	Subsidiaries of the Registrant Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.