Form 10-K/A
period 2017-09-30
Bridgeline Digital, Inc.
filed 2018-01-26
CIK 1378590

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

On January 12, 2018, there were 4,200,219 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Bridgeline Digital, Inc. (“we”, “our”, and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended September 30, 2017 which was filed with the U.S. Securities and Exchange Commission (“SEC”) on December 21, 2017 (“Original Filing”). The purpose of this Amendment No.1 is to include information required in Part III (Items 10,11,12,13 and 14), which was incorporated by reference to our definitive proxy statement in the Original Filing. As we will not be filing a definitive proxy statement within 120 days after the end of our 2017 fiscal year end, we are filing this Form 10-K/A to include the required information pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

	Age	Position	Director since

Joni Kahn	63	Chairperson(1)(2)(3)(4)	2012

Kenneth Galaznik	66	Director(1)(2)(4)	2006

Scott Landers	47	Director (1)(2)(3)(4)	2010

Michael Taglich	53	Director	2013

Roger Kahn	48	President & Chief Executive Officer	2017

Michael Prinn	44	Executive Vice President and Chief Financial Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

All directors hold office for a three year term following their election at the annual meeting and/or until their successors are elected and qualified. Information with respect to the business experience and affiliation of our directors is set forth below:

Joni Kahn has been a member of our Board of Directors since April 2012. Ms. Joni Kahn and Mr. Roger Kahn, the Company’s President and Chief Executive Officer, are not related. In May 2015, Ms. Kahn was appointed Chairperson of the Board of Directors. She also serves as the Chair of the Compensation Committee and is a member of the Audit and Nominating and Governance Committees. Ms. Kahn has over thirty years of operating experience with high growth software and services companies with specific expertise in the SaaS (Software as a Service), ERP (Enterprise Resource Planning) Applications, Business Intelligence and Analytics and CyberSecurity segments. From 2013 to 2015, Ms. Kahn was the Senior Vice President of Global Services for Big Machines, Inc., which was acquired by Oracle in October 2013. From 2007 to 2012, Ms. Kahn was Vice President of Services for HP’s Enterprise Security Software group. From 2005 to 2007, Ms. Kahn was the Executive Vice President at BearingPoint where she managed a team of over 3,000 professionals and was responsible for North American delivery of enterprise applications, systems integration and managed services solutions. Ms. Kahn also oversaw global development centers in India, China and the U.S. From 2002 to 2005, Ms. Kahn was the Senior Group Vice President for worldwide professional services for Business Objects, a business intelligence software maker based in San Jose, where she led the applications and services division that supported that company's transformation from a products company to an enterprise solutions company. Business Objects was acquired by SAP in 2007. From 2000 to 2007, Ms. Kahn was a Member of the Board of Directors for MapInfo, a global location intelligence solutions company. She was a member of MapInfo’s Audit Committee and the Compensation Committee. MapInfo was acquired by Pitney Bowes in 2007. From 1993 to 2000, Ms. Kahn was an Executive Vice President and Partner of KPMG Consulting, where she helped grow the firm’s consulting business from $700 million to $2.5 billion. Ms. Kahn received her B.B.A in Accounting from the University of Wisconsin – Madison.

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

Scott Landers has been a member of our Board of Directors since 2010. Mr. Landers is the Chair of the Nominating and Corporate Governance Committee and serves as a member of the Audit and Compensation Committees. Mr. Landers was named President and Chief Executive Officer of Monotype Imaging Holdings, Inc. on January 1, 2016 after serving as the company’s Chief Operating Officer since early 2015 and its Chief Financial Officer, Treasurer and Assistant Secretary since joining Monotype in July 2008. Monotype is a publicly-held company and is a leading provider of typefaces, technology and expertise that enable the best user experiences and sure brand integrity. Prior to joining Monotype, from September 2007 until July 2008, Mr. Landers was the Vice President of Global Finance at Pitney Bowes Software, a $450 million division of Pitney Bowes, a leading global provider of location intelligence solutions. From 1997 until September 2007, Mr. Landers held several senior finance positions, including Vice President of Finance and Administration, at MapInfo, a publicly-held company which was acquired by Pitney Bowes in April 2007. Earlier in his career, Mr. Landers was a Business Assurance Manager with Coopers & Lybrand. Mr. Landers holds a bachelor's degree in accounting from Le Moyne College in Syracuse, N.Y. and a master’s degree in business administration from The College of Saint Rose in Albany, N.Y. Mr. Landers brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and as chief executive officer and a chief financial officer of a publicly-held company.

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

COMMITTEES OF THE BOARD OF DIRECTORS

The Company has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of our accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Audit Committee is comprised of Mr. Galaznik (Chair), Ms. Kahn and Mr. Landers. Our Board has determined that each of the members of the Audit Committee meet the criteria for independence under the standards provided by the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During Fiscal 2017, the Audit Committee met four times. Each member of the Audit Committee attended each such meeting. The Chairman of the Audit Committee was present at all meetings.

Audit Committee Financial Expert. Our Board has also determined that each of Mr. Galaznik and Mr. Landers qualifies as an "audit committee financial expert" as defined under Item 407(d) (5) of Regulation S-K and as an independent director as defined by the Nasdaq listing standards.

Compensation Committee

The Compensation Committee evaluates the performance of our senior executives, considers the design and competitiveness of our compensation plans, including the review of independent research and data regarding compensation paid to executives of public companies of similar size and geographic location, reviews and approves senior executive compensation and administers our equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee is comprised of Ms. Kahn (Chair), Mr. Galaznik and Mr. Landers, all of whom are independent directors. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During Fiscal 2017, the Compensation Committee met five times and acted two times by unanimous written consent.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. A copy of such charter is available on the Company's website, www.bridgeline.com. Our Nominating and Governance Committee is comprised of Mr. Landers (Chair) and Ms. Kahn, each of whom are independent directors. During Fiscal 2017, the Nominating and Governance Committee met five times.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. With respect to 2017 and based solely on its review of the copies of such forms and amendments thereto received by it, the Company believes that all of the executive officers, directors, and owners of ten percent of the outstanding Common Stock compiled all applicable filing requirements with the exception of late filings for Robert Taglich for a Preferred Series A Stock dividend received on October 1, 2016 and a Preferred Series A stock dividend received on January 1, 2017, for which a Form 4 was filed with the SEC on April 3, 2017. Robert Taglich was a Director until June 29, 2017.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended September 30, 2017 and September 30, 2016 for our principal executive officer and our other two most highly compensated executive officers who were serving as executive officers on September 30, 2017. We refer to these officers as our named executive officers.

Name and	Fiscal			Option	All Other
Principal Position	Year End	Salary	Bonus (1)	Awards (2)	Compensation (3)	Total

Roger Kahn	2017	$300,000	$20,000	$-	$14,037	$334,037
President and Chief
Executive Officer	2016	$300,000	$23,438	$644,490	$11,230	$979,158

Michael Prinn	2017	$250,000	$12,000	$-	$-	$262,000
Executive Vice President
and Chief Financial Officer	2016	$250,000	$14,063	$124,770	$-	$388,833

(1)

Mr. Kahn elected common stock in lieu of a $20,000 cash payment for a bonus earned for the first half of the fiscal year. He received 7,273 fully vested restricted shares with a fair value price per share of $2.75.

(2)

Represents the aggregate grant date fair value of the entire stock option awards for the fiscal years ended September 30, 2016, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), excluding the impact of estimated forfeitures of stock options. None of the stock option awards listed above were exercised in the fiscal years ended September 30, 2016 and the amounts set forth above do not represent amounts actually received by the executives. There were no stock option awards granted in fiscal 2017.

(3)	Amounts paid to Mr. Kahn represent reimbursement for living expenses per Mr. Kahn’s Employment Agreement. (See Employment Agreements below.)

Employment Agreements

Roger Kahn

         We have entered into an employment agreement with Roger Kahn, our President and Chief Executive Officer, to provide executive management services. The employment agreement had an initial term of thirteen months beginning August 24, 2015 and terminating on September 30, 2016. The employment agreement was amended on May 1, 2016 (“First Amendment”) to extend through September 30, 2017 and then extended again through September 30, 2018. The First Amendment included a reimbursement for living expenses directly related to accommodations and utilities for an apartment near the Company’s corporate headquarters in an amount not to exceed $2,900 per month. The employment agreement renews for successive periods of one year if the Company provides written notice of renewal not less than 60 days prior to the end of the initial term or any applicable succeeding term. The employment agreement may be terminated by (i) us, in the event of Mr. Kahn's death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Kahn for good reason. In the event that Mr. Kahn is terminated by us without cause or Mr. Kahn resigns for good reason, he is entitled to receive severance payments equal to twelve months of salary and one full quarterly bonus. In addition, any stock option awards that are not exercisable will be immediately vested and exercisable.

Michael Prinn

         We have entered into an employment agreement with Michael Prinn, our Executive Vice President and Chief Financial Officer, to provide executive management services. Mr. Prinn’s current employment agreement is effective for the period of twelve months commencing October 1, 2016 and was renewed in 2017 for an additional twelve months through September 30, 2018. The agreement may be terminated by (i) us, in the event of Mr. Prinn's death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Prinn for good reason. In the event that Mr. Prinn is terminated by us without cause or Mr. Prinn resigns for good reason, he is entitled to receive severance payments equal to twelve months of salary and bonus. In addition, any stock option awards that are not exercisable will be immediately vested and exercisable.

Outstanding Equity Awards at Fiscal 2017 Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2017.

Name	Grant Date	Number of Securities Underlying Unexercised Options Excercisable (1)(2)	Number of Securities Underlying Unexercised Options Unexercisable (1)(2)	Exercise price ($/sh)	Option Expiration Date
Roger Kahn (1)	08/24/2015	26,667	26,667	$5.75	08/24/2025
	08/19/2016	74,080	74,080	$4.10	08/19/2026
		100,747	100,747

Michael Prinn (1)	10/28/2011	2,400	-	$16.75	10/28/2021
	11/29/2011	2,000	-	$16.25	11/29/2021
	10/19/2012	3,000	-	$41.00	10/19/2022
	12/09/2013	3,000	-	$28.00	12/09/2023
	12/09/2015	5,000	10,000	$5.90	12/09/2025
	08/19/2016	7,334	14,666	$4.10	08/19/2026
		22,734	24,666

(1)	Shares vest in equal installments upon the anniversary date of the grant over three years.
(2)

Stock option awards granted as part of October 28, 2011 repricing program, offered employees the opportunity to exchange and forfeit options previously granted for new options grants of the same amount with a) a grant exercise price of $16.75, the fair market value on October 28, 2011 and b) a new three-year vesting schedule beginning October 28, 2011. Mr. Prinn exchanged 2,400 previously granted options for a new grant with an incremental grant date fair value of $6,600.

Director Compensation

The non-employee members of the Company's Board of Directors are compensated as follows:

●

Compensation. Each outside director receives an annual retainer of $12,000 and is compensated $1,500 for each meeting such director attends in person. Members of the Audit Committee receive additional annual compensation of $3,000.

●

Option Grants. Unless otherwise determined by the Board of Directors, outside directors each receive annual grants of options to purchase 2,000 shares of our Common Stock at an exercise price equal to the fair market value of the shares on the date of grant. The options vest over three years in equal installments on the anniversary of grant. New directors receive options to purchase 5,000 shares of our Common Stock at the then current fair market value upon election to the Board. During the fiscal year ended September 30, 2017, outside directors each received stock options to purchase 1,200 shares of Common Stock.

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

●

Chairperson of the Board Compensation. The Chairperson of the Board received compensation of $10,000 per month for duties and responsibilities thereunder, as a non-employee of the Company, for the period of October 1, 2016 through March 31, 2017.

The following table sets forth information concerning the compensation of our Directors who are not named executive officers for the fiscal year ended September 30, 2017.

Name	Fees Earned or Paid in Cash or Stock(1)	Option Awards (2)	All Other Compensation	Total
Joni Kahn	$86,000	$2,712	—	$88,712
Kenneth Galaznik	$28,000	$2,712	—	$30,712
Scott Landers	$26,000	$2,712	—	$28,712
Michael Taglich	$18,000	$2,712	—	$20,712

(1)	In lieu of cash payment for board services, our directors were issued restricted Common Stock, which vested on September 30, 2017. Ms. Kahn received an additional $60,000 in cash payments for her services as the Chair of the Board.

During fiscal 2017, a total of 31,112 restricted Common Stock shares were issued with a fair market value at the date of grant of $98,000, as follows:

Name	Common Stock Shares Issued	Fair Market Value
Joni Kahn	8,254	$26,000
Kenneth Galaznik	8,889	$28,000
Scott Landers	8,254	$26,000
Michael Taglich	5,715	$18,000
Total	31,112	$98,000

(2)	Represents aggregate grant date fair value of the entire stock option awards for the fiscal year ended September 30, 2017 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), excluding the estimated impact of forfeitures of stock option grants. None of the stock option awards listed above were exercised in the fiscal year ended September 30, 2017, and the amounts set forth above do not represent amounts actually received by the Directors.

(3)	The following table sets forth the following aggregate number of shares under outstanding stock options plans held by Directors who are not named executive officers as of the fiscal year ended September 30, 2017.

Name	Number of Shares Underlying Outstanding Stock Options
Joni Kahn	6,200
Kenneth Galaznik	8,800
Scott Landers	7,600
Michael Taglich	8,400

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after January 12, 2018 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each individual named below is our address, 80 Blanchard Road, 2nd Floor, Burlington, Massachusetts 01803.

The following tables set forth, as of January 12, 2018, the beneficial ownership of our Series A Preferred Stock and Common Stock by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of the outstanding securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. At the close of business on January 12, 2018 there were 258,494 shares of Series A Preferred Stock and 4,200,219 shares of our Common Stock. On January 12, 2018 the closing price of our Common Stock as reported on the Nasdaq Capital Market was $2.57 per share.

Except as indicated in the footnotes to the tables below, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder.

This information is based upon information received from or on behalf of the individuals named herein.

Series A Preferred Stock

Name and Address (1)	Number of Shares Owned (2)	Percent of Shares Outstanding
Robert Taglich 790 New York Avenue Huntington, NY 11743	65,031	25.16%
Alvin Fund, LLC 215 West 98th Street, Apt. 10A New York, NY 10025	22,116	8.56%
Shadow Capital, LLC 3601 SW 29th Street Topeka, KS 66614	20,817	8.05%
Sterling Family Investment, LLC 12400 Dutch Forest PL Edmond, OK 73013	20,817	8.05%
All current executive officers and directors as a group	-	*

(1)	Each of the Company’s officers and directors are excluded from this table as no officer or director currently holds shares of Series A Preferred Stock.

(2)

Holders of Series A Preferred are entitled to vote on all matters presented to the Company’s stockholders on an as-converted basis. Each share of Series A Preferred Stock is convertible, at the option of each respective holder, into approximately 0.62 shares of Common Stock.

Common Stock

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Robert Taglich 790 New York Avenue Huntington, NY 11743	363,534	(1)	8.44%
Michael Taglich	977,250	(2)	22.41%
Roger Kahn	257,872	(3)	5.98%
Michael Prinn	29,664	(4)	*
Kenneth Galaznik	25,702	(5)	*
Scott Landers	23,480	(6)	*
Joni Kahn	22,344	(7)	*
All current executive officers and directors as a group (6)	1,336,312	(8)	29.59%

*less than 1%

(1)

Includes 64,056 shares issuable upon the exercise of warrants, 40,019 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock, and 3,334 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 12, 2018).

(2)

Includes 152,931 shares issuable upon the exercise of warrants, and 7,200 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 12, 2018). Also includes 1,740 shares of Common Stock and 120 shares issuable upon the exercise of warrants owned by Mr. Taglich’s spouse.

(3)

Includes 8,600 shares issuable upon the exercise of warrants and 100,747 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 12, 2018). Includes 27,236 shares of Common Stock owned by Mr. Kahn’s spouse.

(4)	Includes 27,734 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 12, 2018).

(5)	Includes 7,600 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 12, 2018).

(6)

Includes 6,400 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 12, 2018). Includes 400 shares of Common Stock owned by Mr. Landers’ children.

(7)	Includes 5,000 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 12, 2018).

(8)	Includes 154,681 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of January 12, 2018).

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

In fiscal 2017, the Company issued 219,538 warrants, as follows: 213,538 warrants were issued to investors in connection with private placements and 6,000 warrants were issued to a director/shareholder for a bank guarantee.

Stock warrants outstanding at September 30, 2017 are as follows:

Type	Issue Date	Shares	Price	Expiration

Investors	6/19/2013	18,400	$31.25	6/19/2018
Placement Agent	6/19/2013	9,200	$31.25	6/19/2018
Placement Agent	9/30/2013	6,157	$32.50	9/30/2018
Placement Agent	11/6/2013	3,078	$32.50	11/6/2018
Placement Agent	3/28/2014	12,800	$26.25	3/28/2019
Placement Agent	10/28/2014	12,308	$16.25	10/28/2019
Director/Shareholder	12/31/2014	12,000	$20.00	12/31/2019
Director/Shareholder	2/12/2015	12,000	$20.00	2/12/2020
Director/Shareholder	5/12/2015	12,000	$20.00	5/12/2020
Director/Shareholder	7/21/2015	32,000	$8.75	7/21/2018
Director/Shareholder	12/31/2015	6,000	$20.00	12/31/2020
Placement Agent	5/17/2016	86,778	$3.65	5/17/2021
Placement Agent	5/11/2016	53,334	$3.75	5/11/2021
Placement Agent	7/15/2016	44,000	$4.60	7/15/2021
Investors	11/9/2016	213,538	$3.50	5/22/2022
Director/Shareholder	12/31/2016	6,000	$20.00	12/31/2021
Total		539,593

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

Robert Taglich was appointed to the Company’s Board of Directors in May 2016. Robert Taglich is the brother of Michael Taglich and is the Co-founder and Senior Director of Taglich Brothers, Inc. Robert Taglich beneficially owns approximately 8% of Bridgeline stock. Mr. Taglich was a consultant to the Company prior to his appointment to the Board of Directors. As compensation for his consulting services, Robert Taglich was granted 3,000 options to purchase the Company’s common stock at a price of $6.05. As a director, Mr. Taglich was granted 2,200 options to purchase common stock, and 6,954 shares of restricted common stock. Mr. Taglich did not seek re-election to the Board of Directors and his tenure expired on June 29, 2017.

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

The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended September 30, 2017 and September 30, 2016. The Company did not engage its independent registered public accounting firm during either of the fiscal years ended September 30, 2017 or September 30, 2016 for any other non-audit services.

Type of Service	Amount of Fee for Fiscal Year Ended
	September 30, 2017	September 30, 2016
Audit Fees	$226,655	$ 240,450
Audit-Related Fees	—	—
Tax Fees	—	—
Total	$226,655	$ 240,450

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

There were no other fees paid or accrued to Marcum LLP in the fiscal years ended September 30, 2017 or September 30, 2016.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal years ended September 30, 2017 and 2016, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

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

January 26, 2018

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	President and Chief Executive Officer and Director	January 26, 2018
Roger Kahn	(Principal Executive Officer)

/s/ Michael Prinn	Executive Vice President and Chief Financial Officer	January 26, 2018
Michael Prinn	(Principal Financial Officer)

/s/ Kenneth Galaznik	Director	January 26, 2018
Kenneth Galaznik

/s/Joni Kahn	Director	January 26, 2018
Joni Kahn

/s/ Scott Landers	Director	January 26, 2018
Scott Landers

/s/ Michael Taglich	Director	January 26, 2018
Michael Taglich

 Index of Exhibits

Exhibit No.	Description of Document

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.