Form 10-Q
period 2017-12-31
Bridgeline Digital, Inc.
filed 2018-02-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of February 10, 2018 was 4,200,219.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2017

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2017

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital market, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls.  Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

(Unaudited)

	December 31,	September 30,
	2017	2017
ASSETS

Current assets:
Cash and cash equivalents	$1,117	$748
Accounts receivable and unbilled receivables, net	3,208	3,026
Prepaid expenses and other current assets	464	352
Total current assets	4,789	4,126
Property and equipment, net	181	209
Intangible assets, net	191	263
Goodwill	12,641	12,641
Other assets	303	334
Total assets	$18,105	$17,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,175	$1,241
Accrued liabilities	980	920
Debt, current	42	-
Deferred revenue	1,380	1,466
Total current liabilities	3,577	3,627

Debt, net of current portion	3,142	2,500
Other long term liabilities	444	172
Total liabilities	7,163	6,299

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 250,927 at December 31, 2017 and 243,536 at September 30, 2017, issued and outstanding (liquidation preference $2,585)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 4,200,219 at December 31, 2017 and at September 30, 2017, issued and outstanding	4	4
Additional paid-in capital	66,043	65,869
Accumulated deficit	(54,754)	(54,249)
Accumulated other comprehensive loss	(351)	(350)
Total stockholders’ equity	10,942	11,274
Total liabilities and stockholders’ equity	$18,105	$17,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2017	2016
Net revenue:
Digital engagement services	$2,060	$2,026
Subscription and perpetual licenses	1,606	1,725
Managed service hosting	303	240
Total net revenue	3,969	3,991
Cost of revenue:
Digital engagement services	1,397	1,128
Subscription and perpetual licenses	480	496
Managed service hosting	80	71
Total cost of revenue	1,957	1,695
Gross profit	2,012	2,296
Operating expenses:
Sales and marketing	1,104	1,294
General and administrative	736	791
Research and development	407	360
Depreciation and amortization	108	185
Restructuring charges	-	31
Total operating expenses	2,355	2,661
Loss from operations	(343)	(365)
Interest and other expense, net	(86)	(31)
Loss before income taxes	(429)	(396)
Provision for income taxes	1	12
Net loss	(430)	(408)
Dividends on convertible preferred stock	(75)	(68)
Net loss applicable to common shareholders	$(505)	$(476)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.12)	$(0.12)
Number of weighted average shares outstanding:
Basic and diluted	4,200,219	4,011,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2017	2016
Net Loss	$(430)	$(408)

Other Comprehensive income: Net change in foreign currency translation adjustment	1	2
Comprehensive loss	$(429)	$(406)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(430)	$(408)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	72	71
Depreciation	36	89
Other amortization	16	39
Debt discount amortization	22	-
Stock-based compensation	125	122
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	(182)	(81)
Prepaid expenses and other assets	(50)	39
Accounts payable and accrued liabilities	(37)	(390)
Deferred revenue	(86)	187
Other liabilities	(61)	39
Total adjustments	(145)	115
Net cash used in operating activities	(575)	(293)
Cash flows used in investing activities:
Software development capitalization costs	-	(21)
Purchase of property and equipment	(8)	-
Net cash used in investing activities	(8)	(21)
Cash flows provided by financing activities:

Proceeds from issuance of common stock, net of issuance costs	-	891
Proceeds from term notes	953	-
Borrowing on bank line of credit	300	355
Payments on bank line of credit	(300)	(80)
Contingent acquisition payments	-	(75)
Principal payments on capital leases	-	(12)
Net cash provided by financing activities	953	1,079
Effect of exchange rate changes on cash and cash equivalents	(1)	2
Net increase in cash and cash equivalents	369	767
Cash and cash equivalents at beginning of period	748	661
Cash and cash equivalents at end of period	$1,117	$1,428
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$64	$33
Income taxes	$9	$17
Non cash investing and financing activities:
Accrued dividends on convertible preferred stock	$76	$68

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

Liquidity and Management’s Plans

The Company has a Loan and Security Agreement (“Heritage Agreement”) with Heritage Bank of Commerce (“Heritage Bank”) which has a maturity date of June 15, 2019. The Heritage Agreement currently provides for $2.5 million of revolving credit advances and may be used for acquisitions and working capital purposes. The credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity. As of December 31, 2017, the Company had an outstanding balance under the Heritage Agreement of $2.5 million.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On October 10, 2017, the Company entered into a Loan and Security Agreement (the “Montage Loan” or “Loan Agreement”) with Montage Capital II, L.P. (“Montage”). The Montage Loan has a thirty-six (36) month term which expires on October 10, 2020. The Loan Agreement provides for up to $1.5 million of borrowing in the form of a non-revolving term loan which may be used by the Company for working capital purposes. $1 million of borrowing was advanced on the date of closing (the “First Tranche”). An additional $500 thousand of borrowing will be available at the Company’s option in the event that the Company achieves certain financial milestones and is otherwise in compliance with its loan covenants (the “Second Tranche”).

On May 19, 2017, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in relation to the registration of securities of the Company having an aggregate public offering price of up to $10 million. The determinate number of shares of common stock, preferred stock, warrants, and units of any combination thereof (collectively, the “Securities”) may be offered and sold from time to time, but shall not exceed $10 million in total. There have been no securities sold as of December 31, 2017.

Historically, the Company has had operating losses and working capital deficiencies, but has undertaken a long term cost reduction plan that includes staff reductions and office lease consolidations to compensate for the shortfalls. The Company will continue to follow through with its plan and closely monitor and adjust such expenditures throughout the next twelve months. While there can be no assurance that anticipated sales will be achieved for future periods, the Company’s management believes it  has an appropriate cost structure in place to support the revenues that will be achieved under the Company’s operating plan. Management believes that it is probable that working capital, capital expenditure and debt repayment needs for the next twelve months from the financial statement date of issuance will be met. The cash balance as of December 31, 2017 of $1.1 million as well as collections from accounts receivable will be sufficient to meet the Company’s obligations for a minimum of twelve months from the financial statement issuance date. While not currently included in the Company’s operating plan and forecast, it may raise additional capital or borrow on its credit facility with Heritage Bank and/or advance the second tranche of funds from Montage Capital, if the respective financial milestones are met, in order to fund future operations. The ability to raise funds through these means may be helpful to the Company if the anticipated sales levels are not achieved or it cannot reduce operating expenses to account for any shortfalls.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation. The operating results for the three months ended December 31, 2017 are not necessarily indicative of the results to be expected for the year ending September 30, 2018. The accompanying September 30, 2017 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2017.

Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements, except as already disclosed in these financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2019. Companies may adopt ASU 2014-09 using either the retrospective method, under which each prior reporting period is presented under ASU 2014-09, with the option to elect certain permitted practical expedients, or the modified retrospective method, under which a company adopts ASU 2014-09 from the beginning of the year of initial application with no restatement of comparative periods, with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application, with certain additional required disclosures. The Company plans to adopt the standard using the full retrospective method to restate each prior reporting period presented. Additionally, as the Company continues to assess the new standard along with industry trends and additional interpretive guidance, the Company may adjust its implementation plan accordingly.

As the Company is continuing to assess all potential impacts of the new standard, it currently believes that the impact will not be significant. A large portion of the Company’s business is for the licensing of Software-as-a-Service (SaaS) term-based software licenses bundled with maintenance and support. Under current GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. To apply the revenue standard, a company must first determine whether a contract includes a promise of a license of intellectual property. A separate promise of a license exists when (1) the customer has the contractual right to take possession of the software at any time without significant penalty and (2) the customer can run the software on its own hardware or contract with another party unrelated to the vendor to hoist of the software. Neither of these criteria are met with our current SaaS licensing arrangements, therefore, revenue recognition will continue to be recognized over the period of service. Revenue recognition related to our professional services is expected to remain substantially unchanged.

Another significant provision under ASU 2014-09 includes the capitalization and amortization of costs associated with obtaining a contract, such as sales commissions. Currently, the Company expenses sales commissions in the period incurred. Under ASU 2014-09, direct and incremental costs to acquire a contract are capitalized and amortized using a systematic basis over the pattern of transfer of the goods and services to which the asset relates. While we are continuing to assess the impact of this provision of ASU 2014-09, we likely will be required to capitalize incremental costs such as commissions and amortize those costs over the period the capitalized assets are expected to contribute to future cash flows. Due to the complexity of certain of our contracts, the actual accounting treatment required under the new standard for these arrangements may be dependent on contract-specific terms and therefore may vary in some instances.

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

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate.  The Tax Act reduces the federal corporate tax rate to 21 percent in the fiscal year ending September 30, 2018.  The reduction of the corporate tax rate will cause the Company to reduce its deferred tax asset to the lower federal base rate and adjust the allowance against the deferred tax asset by the same amount. The Company has not yet determined the impact the rate reduction will have on its gross deferred tax asset and liabilities and offsetting valuation allowance. The Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the quarter ended December 31, 2017.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impact. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	December 31, 2017	September 30, 2017
Accounts receivable	$3,090	$3,174
Unbilled receivables	204	41
Subtotal	3,294	3,215
Allowance for doubtful accounts	(86)	(189)
Accounts receivable and unbilled receivables, net	$3,208	$3,026

For the three months ended December 31, 2017 and December 31, 2016, one customer represented more than 10% of accounts receivable. For the three months ended December 31, 2017, two customers represented 11% and 12% of the Company’s total revenue. For the three months ended December 31, 2016, one customer represented 12% of the Company’s total revenue.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, and debt. The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, companies are required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

Level 1—Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management’s best estimate of what market participants would use in valuing the asset or liability at the measurement date.

The Company believes the recorded values for accounts receivable and accounts payable and short term debt approximate current fair values as of December 31, 2017 and September 30, 2017 because of their short-term nature and durations. The carrying value of long term debt also approximates fair value as of December 31, 2017 and September 30, 2017 based upon the Company's ability to acquire similar debt at similar maturities. In the three months ended December 31, 2017, the Company recorded a liability associated with a conversion feature embedded in a warrant to purchase common stock issued to Montage Capital. The fair value of the warrant liability will utilize a Level 3 input. To determine the value of the warrant liability, the Company used a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our shares to trade in an active market. The Monte Carlo option-valuation model also uses certain assumptions to determine the fair value, including expected life and annual volatility. Such inputs used to value the warrant liability include an expected life of eight (8) years, annual volatility of 80%, and a risk-free interest rate of 2.24%.

The fair value of the warrant liability was valued at the loan execution date in the amount of $341 and will be revalued at the end of each reporting period to fair value. The fair value at December 31, 2017 was $338 and is included in other long term liabilities in the Condensed Consolidated Balance Sheet. Changes in fair value are included in interest expense in the Condensed Statement of Operations in the period the change occurs.

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2017 are as follows:

		As of December 31, 2017
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability	$-	$-	$338	$338
Total Liabilities	$-	$-	$338	$338

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liability.

Three Months Ended December 31,
2017
Balance at beginning of period, October 1, 2017	$-
Additions	341
Adjustment to fair value	(3)
Balance at end of period, December 31, 2017	$338

5.   Intangible Assets

The components of intangible assets are as follows:

	As of	As of
	December 31, 2017	September 30, 2017
Domain and trade names	$10	$10
Customer related	125	179
Non-compete agreements	56	74
Balance at end of period	$191	$263

Total amortization expense related to intangible assets for the three months ended December 31, 2017 and 2016 was $72 and $71, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal years 2018 (remaining) and 2019 is $175 and $16, respectively.

6.   Restructuring

Commencing in fiscal 2015 and through fiscal 2017, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease space is currently contractually occupied by a new sub-tenant for the remaining life of the lease. In the second quarter of fiscal 2017, the Company initiated a plan to shut down its operations in India. All of these estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the Condensed Consolidated Statement of Operations.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes the restructuring activity for the three months ended December 31, 2017:

Facility Closures and Other Costs
Balance at beginning of period, October 1, 2017	$176
Charges to operations	-
Cash disbursements	(67)
Changes in estimates	-
Balance at end of period, December 31, 2017	$109

The components of the accrued restructuring liabilities is as follows:

	As of	As of
	December 31, 2017	September 30, 2017
Facilities and related	$103	$133
Other	6	43
Total	$109	$176

As of December 31, 2017, $57 was reflected in Accrued Liabilities and $52 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet. As of September 30, 2017, $119 is reflected in Accrued Liabilities and $57 is reflected in Other Long Term liabilities in the Condensed Consolidated Balance Sheet.

7.   Debt

Debt at December 31, 2017 and September 30, 2017 consists of the following:

	As of	As of
	December 31, 2017	September 30, 2017
Line of credit borrowings	$2,500	$2,500
Term loan - Montage Capital	1,000	-
Subtotal debt	$3,500	$2,500
Other (debt discount)	$(316)	-
Total debt	$3,184	$2,500
Less current portion	$42	$-
Long term debt, net of current portion	$3,142	$2,500

Heritage Line of Credit

In June 2016, the Company entered into a new Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Agreement” or “Loan Agreement”). The Heritage Agreement had and original a term of 24 months but was amended in 2017 to a maturity date of June 9, 2019. The Company paid an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the second year.  The facility fee is $6 on each anniversary thereafter. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric. The Company was in compliance with all financial covenants as of December 31, 2017.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Heritage Agreement provides for up to $2.5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $2.5 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time. The borrowings or credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity.  Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, (currently 6%). As of December 31, 2017, the Company had an outstanding balance under the Loan Agreement of $2.5 million.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Montage Capital II, L.P. Loan Agreement

On October 10, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Montage Capital II, L.P. (“Montage”). The Loan Agreement has a thirty-six (36) month term which expires on October 10, 2020. The Loan Agreement provides for up to $1.5 million of borrowing in the form of a non-revolving term loan which may be used by the Company for working capital purposes. $1 million of borrowing was advanced on the date of closing (the “First Tranche”). An additional $500 thousand of borrowing will be available at the Company’s option in the event that the Company achieves certain financial milestones and is otherwise in compliance with its loan covenants (the “Second Tranche”). Borrowings bear interest at the rate of 12.75% per annum. The Company paid a fee of $47 to Montage at closing. Interest only payments are due and payable during the first nine months of the Loan. Commencing on July 1, 2018, the Company shall be obligated to make principal payments of $26 per month if only the First Tranche has been received and $39 if the Company has received both the First Tranche and the Second Tranche. All remaining principal and interest shall be due and payable at maturity. Borrowings are secured by a second position lien on all of the Company’s assets including intellectual property and general intangibles. Pursuant to the Loan Agreement, the Company is also required to comply with certain financial covenants.  The Loan is subordinate to the Company’s senior debt facility with Heritage Bank of Commerce (“Heritage”). Heritage consented to the Company’s incurrence of additional indebtedness from Montage and the grant of a second position lien to Montage. In addition, Heritage and Montage entered into an intercreditor agreement dated October 10, 2017, and acknowledged by the Company.

As additional consideration for the Loan, the Company issued to Montage an eight-year warrant (the “Warrant”) to purchase 66,315 shares of the Company’s common stock at a price equal to $2.65 per share which may increase to an aggregate of 100,082 shares of the Company’s common stock in the event that Montage advances the Second Tranche. The Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage shall have the right to receive an equity buy-out of either $250 if only the First Tranche has been advanced or $375 if both the First Tranche and the Second Tranche have been advanced. If the equity buy-out is exercised, the Warrant will be surrendered to the Company for cancellation. The fair value of the Warrant was initially valued at $341 at the loan execution. The Warrant is classified as a liability with an offsetting entry to debt discounts, which will be amortized over the life of the Loan Agreement. Total amortization of the debt discount for the three months ended December 31, 2017 was $25.

8.   Other Long Term Liabilities

Deferred Rent

In connection with the lease in Massachusetts, the Company made an investment in leasehold improvements at this location of approximately $1.4 million, of which approximately $657 was funded by the landlord. The capitalized leasehold improvements are being amortized over the initial life of the lease. The improvements funded by the landlord are treated as lease incentives. Accordingly, the funding received from the landlord was recorded as a fixed asset addition and a deferred rent liability on the Condensed Consolidated Balance Sheets. As of December 31, 2017, $150 was reflected in Accrued Liabilities and $11 is reflected in Other long term liabilities on the Condensed Consolidated Balance Sheet. As of September 30, 2017, $154 was reflected in Accrued Liabilities and $43 is reflected in Other long term liabilities on the Condensed Consolidated Balance Sheet. The deferred rent liability is being amortized as a reduction of rent expense over the life of the lease.

Warrant Liability

The warrant issued to Montage Capital is included in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet. The fair value of the warrant was valued at the loan execution date in the amount of $341 and will be revalued at the end of each reporting period to fair value. The fair value at December 31, 2017 was $338. Changes in fair value are recorded as expense in the period the change occurs.

9.   Shareholders’ Equity

Preferred Stock

In October 2014, the Company sold 200,000 shares of Series A convertible preferred stock (the “Preferred Stock”) at a purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The current conversion price is $16.25, and is subject to adjustment in the event of stock splits or stock dividends. Any accrued but unpaid dividends on the shares of Preferred Stock to be converted shall also be converted in common stock at the conversion price. A mandatory provision also may provide that the Company will have the right to require the holders to convert shares of Preferred Stock into Conversion Shares if (i) the Company’s common stock has closed at or above $32.50 per share for ten consecutive trading days and (ii) the Conversion Shares are (A) registered for resale on an effective registration statement or (B) may be resold pursuant to Rule 144. As of December 31, 2017, a total of 1,636 preferred shares have been converted to 1,007 shares of common stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

As of December 31, 2017, the Company has issued 52,563 preferred convertible shares (PIK shares) to the preferred shareholders. The Company elected to declare a PIK dividend for the next quarterly payment due January 1, 2018. The total PIK dividend declared for January 1, 2018 is 7,567 preferred stock shares at a dividend rate of 12%.

Stock Incentive Plans

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan replaced an older plan that had expired in August 2016. The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Initially, a total of 500,000 shares of the Company’s Common Stock is reserved for issuance under this new plan. As of December 31, 2017, there were 224,166 options outstanding under this plan and 275,834 shares available for future issuance.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of December 31, 2017, the total warrants outstanding were issued as follows: 227,655 warrants were issued to the placement agents in connection with private placements, 311,938 warrants were issued to individual investors in connection with private placements, debt issuances and bank guarantees, and 66,315 warrants were issued to Montage Capital. Certain of the Company’s officers and directors have also been issued warrants. Included in the total warrants outstanding are warrants to purchase 8,600 shares of common stock issued to the Company’s CEO and President, Roger Kahn, in connection with the November 2016 Private Placement, in which he purchased shares of common stock. Also included in the total warrants outstanding are warrants to purchase 152,812 shares of common stock issued to Michael Taglich. Michael Taglich is a member of the Board of Directors and a shareholder. Michael Taglich has been issued warrants in connection with his participation as an investor in private offerings and issuance of loans to the Company. He has also guaranteed $1.5 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank for which he received warrants totaling 80,000. Michael Taglich is also a principal of Taglich Brothers, Inc who have been the placement agents for many of the Company’s private placements.

Total warrants outstanding as December 31, 2017 were as follows:

	Issue
Type	Date	Shares	Price	Expiration

Investors	6/19/2013	18,400	$31.25	6/19/2018
Placement Agent	6/19/2013	9,200	$31.25	6/19/2018
Placement Agent	9/30/2013	6,157	$32.50	9/30/2018
Placement Agent	11/6/2013	3,078	$32.50	11/6/2018
Placement Agent	3/28/2014	12,800	$26.25	3/28/2019
Placement Agent	10/28/2014	12,308	$16.25	10/28/2019
Director/Shareholder	12/31/2014	12,000	$20.00	12/31/2019
Director/Shareholder	2/12/2015	12,000	$20.00	2/12/2020
Director/Shareholder	5/12/2015	12,000	$20.00	5/12/2020
Director/Shareholder	7/21/2015	32,000	$8.75	7/21/2018
Director/Shareholder	12/31/2015	6,000	$20.00	12/31/2020
Placement Agent	5/17/2016	86,778	$3.75	5/17/2021
Placement Agent	5/11/2016	53,334	$3.75	5/11/2021
Placement Agent	7/15/2016	44,000	$4.60	7/15/2021
Investors	11/9/2016	213,538	$3.50	5/22/2022
Director/Shareholder	12/31/2016	6,000	$20.00	12/31/2021
Financing	10/10/2017	66,315	$2.65	10/10/2025
Total		605,908

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2017	450,646	$7.02	539,593	$8.18
Granted	800	$2.92	66,315	$2.65
Exercised	-	$-	-	-
Forfeited or expired	(1,520)	$(4.82)	-	-
Outstanding, December 31, 2017	449,926	$7.02	605,908	$7.57

10.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended
(in thousands, except per share data)	December 31,
	2017	2016
Net loss	$(430)	$(408)
Accrued dividends on convertible preferred stock	(75)	(68)
Net loss applicable to common shareholders	$(505)	$(476)

Weighted average common shares outstanding - basic and diluted	4,200	4,012

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.12)	$(0.12)

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

For the three months ended December 31, 2017, all options to purchase shares of the Company’s common stock were considered anti-dilutive, as the options were all valued at less than the current market price. Warrants to purchase 605,908 shares of common stock and the Series A convertible preferred stock shares have also been excluded as they are anti-dilutive to the Company’s net loss.

For the three months ended December 31, 2016, all options to purchase shares of the Company’s common stock were considered anti-dilutive, as the options were all valued at less than the current market price. Warrants to purchase 548,281 shares of common stock and the Series A convertible preferred stock shares have also been excluded as they are anti-dilutive to the Company’s net loss.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

11.  Income Taxes

Income tax expense was $1 and $12 for the three months ended December 31, 2017 and 2016. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment.

12.  Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc were the Placement Agents for many of the Company’s private offerings in 2012, 2013, 2014, and 2016. They were also the Placement Agent for the Company’s $3 million subordinated debt offering in 2013 and the Series A Preferred stock sale in 2015. Michael Taglich beneficially owns approximately 22% of Bridgeline stock. Michael Taglich has also guaranteed $1.5 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank. Michael Taglich’s brother, Robert Taglich is a former member of the Company’s Board of Directors and beneficially owns approximately 8% of the Company’s stock.

13.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of December 31, 2017, the Company was not engaged with any material legal proceedings.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the ability to maintain our listing on the NASDAQ Capital Market, the volatility of the market price of our common stock, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software and response to cyber security risks, our ability to meet our financial obligations and commitments, our dependence on our management team and key personnel, our ability to hire and retain future key personnel,our ability to maintain an effective system of internal controls, or our ability to respond to government regulations. These and other risks are more fully described herein and in our other filings with the Securities and Exchange Commission.

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

Customer Information

We currently have over 3,000 active customers. For the three months ended December 31, 2017, two customers represented 11% and 12% of the Company’s total revenue. For the three months ended December 31, 2016, one customer represented 12% of the Company’s total revenue.

Results of Operations for the Three Months Ended December 31, 2017 compared to the Three Months Ended December 31, 2016

Total revenue for the three months ended December 31, 2017 and the three months ended December 31, 2016 was $4.0 million. We had a net loss of ($430) thousand for the three months ended December 31, 2017 and ($408) thousand for the three months ended December 31, 2016.  Net loss per share applicable to common shareholders was ($0.12) for the three months ended December 31, 2017 and the three months ended December 31, 2016.

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,	$	%
(in thousands)	2017	2016	Change	Change
Revenue
Digital engagement services	$2,060	$2,026	$34	2%
% of total revenue	52%	51%
Subscription and perpetual licenses	1,606	1,725	(119)	(7%)
% of total revenue	40%	43%
Managed service hosting	303	240	63	26%
% of total revenue	8%	6%
Total revenue	3,969	3,991	(22)	(1%)

Cost of revenue

Digital engagement services	1,397	1,128	269	24%
% of digital engagement revenue	68%	56%
Subscription and perpetual licenses	480	496	(16)	(3%)
% of subscription and perpetual licenses revenue	30%	29%
Managed service hosting	80	71	9	13%
% of managed service hosting	26%	30%
Total cost of revenue	1,957	1,695	262	15%
Gross profit	2,012	2,296	(284)	(12%)
Gross profit margin	51%	58%

Operating expenses
Sales and marketing	1,104	1,294	(190)	(15%)
% of total revenue	28%	32%
General and administrative	736	791	(55)	(7%)
% of total revenue	19%	20%
Research and development	407	360	47	13%
% of total revenue	10%	9%
Depreciation and amortization	108	185	(77)	(42%)
% of total revenue	3%	5%
Restructuring expenses	-	31	(31)	(100%)
% of total revenue	0%	1%
Total operating expenses	2,355	2,661	(306)	(11%)
% of total revenue	59%	67%

Loss from operations	(343)	(365)	22	(6%)
Interest and other expense, net	(86)	(31)	(55)	177%
Loss before income taxes	(429)	(396)	(33)	8%
Provision for income taxes	1	12	(11)	(92%)
Net loss	$(430)	$(408)	$(22)	5%

Non-GAAP Measure
Adjusted EBITDA	$(94)	$10	$(104)	(1,040%)

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of iAPPS digital engagement related services and other digital engagement related services generated from non-iAPPS related engagements. In total, revenue from digital engagement services increased $34 thousand, or 2%, for the three months ended December 31, 2017 compared to three months ended December 31, 2016. Digital engagement services revenue as a percentage of total revenue increased to 52% from 51% for the three months ended December 31, 2017 compared to the prior period.  The increase as a percentage of total revenue is attributable to the decreases in subscription and license revenue for the three months ended December 31, 2017 compared to the prior quarter.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses decreased $119 thousand, or 7%, to $1.6 million for the three months ended December 31, 2017 compared to $1.7 million for the three months ended December 31, 2016.  The decrease for the three months ended December 31, 2017 compared to the prior period is a decline in perpetual licenses as demand for perpetual licenses can vary and we did not sell any perpetual licenses in the three months ended December 31, 2017. Subscription and perpetual license revenue as a percentage of total revenue decreased to 40% for the three months ended December 31, 2017 from 43% compared to the three months ended December 31, 2016. The decrease as a percentage of revenues is attributable to the decreases in iAPPS subscriptions and perpetual licenses.

Managed Service Hosting

Revenue from managed service hosting increased $63 thousand, or 26%, to $303 thousand for the three months ended December 31, 2017 compared to $240 thousand for the three months ended December 31, 2016. The increase is due to new hosting contracts for iAPPs perpetual licenses sold in fiscal 2017. Managed services revenue as a percentage of total revenue increased to 8% for the three months ended December 31, 2017 from 6% compared to the three months ended December 31, 2016. The increase as a percentage of revenue is attributable to the increase in iAPPS customer hosting contracts.

Costs of Revenue

Total cost of revenue increased $262 thousand to $2.0 million or 15% for the three months ended December 31, 2017 compared to $1.7 million for the three months ended December 31, 2016. The gross profit margin declined to 51% for the three months ended December 31, 2017 compared to 58% for the three months ended December 31, 2016. The decline in the gross profit margin for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 is attributable to an increase in cost of digital engagement services.

Cost of Digital Engagement Services

Cost of digital engagement services increased $269 thousand, or 24%, to $1.4 million for the three months ended December 31, 2017 compared to $1.1 million for the three months ended December 31, 2016. The cost of digital engagement services as a percentage of digital engagement services revenue increased to 68% from 56% compared to the three months ended December 31, 2016.  The increase is due to an increase in both internal costs and third party subcontractors that were incurred at a lower gross margin in order to complete a project for a strategic customer.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $16 thousand, or 3%, to $480 thousand for the three months ended December 31, 2017 compared to $496 thousand for the three months ended December 31, 2016. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 30% from 29% compared to the three months ended December 31, 2016.

Cost of Managed Service Hosting

Cost of managed service hosting increased $9 thousand, or 13%, to $80 thousand for the three months ended December 31, 2017 compared to $71 thousand for the three months ended December 31, 2016. The cost of managed services as a percentage of managed services revenue decreased to 26% from 30% compared to the three months ended December 31, 2016. The percentage decrease is attributable to the transition of our network operations center from a co-managed facility at Internap to a cloud-based model with Amazon Web Services.

.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $190 thousand to $1.1 million, or 15%, for the three months ended December 31, 2017 compared to $1.3 million for the three months ended December 31, 2016.  Sales and marketing expenses represented 28% and 32% of total revenue for the three months ended December 31, 2017 and 2016, respectively. The decreases for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 is attributable to decreases in sales personnel and marketing expenses.

Administrative Expenses

General and administrative expenses decreased $55 thousand, or 7%, to $736 thousand for the three months ended December 31, 2017 compared to $791 thousand for the three months ended December 31, 2016.   General and administrative expenses represented 19% and 20% of total revenue for the three months ended December 31, 2017 and 2016, respectively. The decrease in expense was due to decreases in headcount and personnel expenses.

Research and Development

Research and development expense increased $47 thousand, or 13%, to $407 thousand for the three months ended December 31, 2017 compared to $360 thousand for the three months ended December 31, 2016.  Research and development expenses represented 10% and 9% of total revenue for the three months ended December 31, 2017 and 2016, respectively. The increase in research and development expense is due to an increase in compensation expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $77 thousand, or 42% to $108 thousand for the three months ended December 31, 2017 compared to $185 thousand for the three months ended December 31, 2016.  Depreciation and amortization has decreased due to asset retirements related to the termination and closing of offices, as well as reductions in capital expenditures.  Depreciation and amortization represented 3% and 5% of revenue for the three months ended December 31, 2017 and 2016.

Restructuring Expenses

Commencing in fiscal 2015, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions. As part of these restructuring initiatives, we recorded $31 thousand for the three months ended December 31, 2016.

Net Loss

Loss from operations

The loss from operations was ($343) thousand for three months ended December 31, 2017, compared to a loss of $(365) thousand in the prior period. Operating expenses decreased $306 thousand or 11% for the three months ended December 31, 2017 compared to December 31, 2016. We have made concerted efforts to bring our operating expenses in line with projected revenues.

Income Taxes

The provision for income tax expense was $1 thousand and $12 thousand for the three months ended December 31, 2017 and 2016, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income.

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

The following table reconciles net (loss) income (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended
	December 31,
	2017	2016
Net loss	$(430)	$(408)
Provision for income tax	1	12
Interest expense, net	86	31
Amortization of intangible assets	72	71
Depreciation	36	89
Restructuring charges	-	31
Other amortization	16	39
Stock based compensation	125	145
Adjusted EBITDA	$(94)	$10

Adjusted EBITDA decreased compared to the first quarter of fiscal 2017. However, a decrease in operating expenses of $306 thousand compensated for the decrease in the gross profit of $284 thousand.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $575 thousand for the three months ended December 31, 2017 compared to cash used in operating activities of $293 thousand for the three months ended December 31, 2016. This increase in the use of cash compared to the prior period was primarily to an increase in accounts receivable and decrease in accounts payable.

Investing Activities

Cash used in investing activities was $8 thousand for the three months ended December 31, 2017 compared to $21 thousand for the three months ended December 31, 2016.   We do not expect to expend significant dollars for computer equipment or to capitalize any software in the next twelve months.

Financing Activities

Cash provided by financing activities was $953 thousand for the three months ended December 31, 2017 compared to $1.1 million for the three months ended December 31, 2016.  Cash provided by financing activities for the three months ended December 31, 2017 is primarily attributable to a new term loan for gross proceeds of $1.0 million with Montage Capital II, L.P.

Capital Resources and Liquidity Outlook

In the first quarter of fiscal 2018, we entered into a Loan and Security Agreement with Montage Capital II, L.P. (“Montage Loan”). The Montage Loan has a thirty-six (36) month term which expires on October 10, 2020. The Montage Loan provides for up to $1.5 million of borrowing in the form of a non-revolving term loan which may be used by the Company for working capital purposes. $1 million of borrowing was advanced on the date of closing. An additional $500 thousand of borrowing will be available at the Company’s option in the event that the Company achieves certain financial milestones and is otherwise in compliance with its loan covenants. The Loan is subordinate to the Company’s senior debt facility with Heritage Bank of Commerce (“Heritage Bank”). We also have a borrowing facility with Heritage Bank from which we can borrow, and this line is subject to financial covenants that must be met.

We believe that the cash balance as of December 31, 2017 of $1.1 million as well as collections from accounts receivable will be sufficient to meet the Company’s obligations for a minimum of twelve months from the financial statement issuance date. Our borrowing facility with Heritage Bank is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Commitments and Contingencies

As of December 31, 2017, we have no material commitments or contingencies.

Critical Accounting Policies

Critical Accounting Policies

These critical accounting policies and estimates by our management were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2017.

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

Accounting for Goodwill and Intangible Assets

Goodwill is tested for impairment annually during the fourth quarter of every year and more frequently if events and circumstances indicate that the asset might be impaired. We assess goodwill at the consolidated level as one reporting unit. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, then performing the quantitative two-step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two-step impairment test. In assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of a reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments by management. These judgments include the consideration of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events which are specific to Bridgeline and trends in the market price of our common stock. Each factor is assessed to determine whether it impacts the impairment test positively or negatively, and the magnitude of any such impact.

For fiscal 2017, the Company performed the annual assessment of goodwill during the fourth quarter of that year and concluded that it was not more likely than not that the fair values of the reporting units were less than their carrying amounts. We used the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. We concluded that it was not more likely than not that the fair value of our reporting unit was less than the corresponding carrying amount, and therefore it was not necessary to perform the two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) access to capital (ii) market acceptance of our products (iii) improvements in financial metrics and (iv) market value of the Company.

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

Accounting for Stock-Based Compensation

At December 31, 2017, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options and are more fully described in Note 11 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2017.

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

As of December 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes all sales of our unregistered securities during the quarter ended December 31, 2017. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Stock Options

During the fiscal quarter ended December 31, 2017, the Company granted 800 stock options under The 2016 Stock Incentive Plan at a weighted average exercise price of $2.92 per share.

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

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013)

3.1(ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2015)

3.1(iii)	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014)

3.1(iv)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on July 24, 2017)

4.1(i)	Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K Filed on November 4, 2016)

4.1 (ii)	Registration Rights Agreement, as amended on June 30, 2017 filed with the Securities and Exchange Commission on May 19, 2017

10.1	Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P. dated October 10, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on October 13, 2017)

10.2	Form of Warrant to Purchase Stock issued to Montage Capital II, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed on October 13, 2017)

10.3	Intercreditor Agreement between Heritage Bank of Comerce and Montage Capital II, L.P dated October 10, 2017 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K Filed on October 13, 2017)

10.4

Fifth Amendment to the Loan and Security Amendment between Bridgeline Digital, Inc. and Heritage Bank of Commerce, dated November 27, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on November 28, 2017)

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

Bridgeline Digital, Inc.
(Registrant)

February 14, 2018	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

February 14, 2018	/s/ Michael Prinn
Date	Michael Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)