Form 10-Q
period 2018-03-31
Bridgeline Digital, Inc.
filed 2018-05-15
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes     ☒     No       ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)      ☒  Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

The number of shares of Common Stock par value $0.001 per share, outstanding as of May 10, 2018 was 4,241,225.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2018

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2018

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

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

(Unaudited)

	March 31,	September 30,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$756	$748
Accounts receivable and unbilled receivables, net	2,879	3,026
Prepaid expenses and other current assets	429	352
Total current assets	4,064	4,126
Property and equipment, net	98	209
Intangible assets, net	120	263
Goodwill	12,641	12,641
Other assets	273	334
Total assets	$17,196	$17,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,787	$1,241
Accrued liabilities	718	920
Debt, current	120	-
Deferred revenue	1,193	1,466
Total current liabilities	3,818	3,627

Debt, net of current portion	2,591	2,500
Other long term liabilities	380	172
Total liabilities	6,789	6,299

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $0.001 par value; 1,000,000 shares authorized; 258,494 at March 31, 2018 and 243,536 at September 30, 2017, issued and outstanding (liquidation preference $2,624, as of March 31, 2018)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 4,241,225 at March 31, 2018 and 4,200,219 at September 30, 2017, issued and outstanding	4	4
Additional paid-in capital	66,265	65,869
Accumulated deficit	(55,511)	(54,249)
Accumulated other comprehensive loss	(351)	(350)
Total stockholders’ equity	10,407	11,274
Total liabilities and stockholders’ equity	$17,196	$17,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net revenue:
Digital engagement services	$1,921	$2,151	$3,981	$4,177
Subscription and perpetual licenses	1,499	1,582	3,105	3,307
Managed service hosting	293	261	596	501
Total net revenue	3,713	3,994	7,682	7,985
Cost of revenue:
Digital engagement services	1,292	1,144	2,689	2,272
Subscription and perpetual licenses	513	499	993	995
Managed service hosting	86	73	166	144
Total cost of revenue	1,891	1,716	3,848	3,411
Gross profit	1,822	2,278	3,834	4,574
Operating expenses:
Sales and marketing	950	1,174	2,054	2,468
General and administrative	795	803	1,531	1,594
Research and development	408	422	815	782
Depreciation and amortization	104	157	212	342
Restructuring charges	181	169	181	200
Total operating expenses	2,438	2,725	4,793	5,386
Loss from operations	(616)	(447)	(959)	(812)
Interest and other expense, net	(64)	(82)	(150)	(113)
Loss before income taxes	(680)	(529)	(1,109)	(925)
Provision for income taxes	-	1	1	13
Net loss	(680)	(530)	(1,110)	(938)
Dividends on convertible preferred stock	(77)	(68)	(152)	(136)
Net loss applicable to common shareholders	$(757)	$(598)	$(1,262)	$(1,074)
Net loss per share attributable to common shareholders:
Basic and diluted	(0.18)	(0.14)	(0.30)	(0.26)
Number of weighted average shares outstanding:
Basic and diluted	$4,227,101	$4,180,818	$4,213,660	$4,096,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net Loss	$(680)	$(530)	$(1,110)	$(938)

Other Comprehensive Income: Net change in foreign currency translation adjustment	-	1	1	3
Comprehensive loss	$(680)	$(529)	$(1,109)	$(935)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,110)	$(938)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	60	48
Amortization of intangible assets	143	143
Depreciation	65	163
Other amortization	33	66
Debt discount amortization	50	-
Change in fair value of warrant	(20)	-
Stock-based compensation	247	272
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	147	331
Prepaid expenses and other assets	(3)	(5)
Accounts payable and accrued liabilities	312	(466)
Deferred revenue	(273)	279
Other liabilities	(80)	(48)
Total adjustments	681	783
Net cash used in operating activities	(429)	(155)
Cash flows used in investing activities:
Software development capitalization costs	-	(41)
Purchase of property and equipment	(13)	(8)
Net cash used in investing activities	(13)	(49)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	853
Proceeds from term loan	953	-
Borrowing on bank line of credit	388	1,097
Payments on bank line of credit	(890)	(980)
Contingent acquisition payments	-	(75)
Principal payments on capital leases	-	(24)
Net cash provided by financing activities	451	871
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Net increase in cash and cash equivalents	8	670
Cash and cash equivalents at beginning of period	748	661
Cash and cash equivalents at end of period	$756	$1,331
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$110	$65
Income taxes	$2	-
Non cash investing and financing activities:
Dividends on convertible preferred stock	$152	$136

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers with their digital experience from websites and intranets to online stores. Bridgeline’s Unbound platform integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics to deliver digital experiences to its customers. The Bridgeline Unbound platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the software resides on a dedicated server in either the customer’s facility or hosted by Bridgeline via a cloud-based hosted services model.

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

The reverse stock split reduced the number of shares of the Company’s common stock currently outstanding as of March 31, 2017 from approximately 21 million shares to approximately 4.2 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, and stock options, and to the number of shares issued and issuable under the Company’s Stock Incentive Plans. Upon the effectiveness of the 1-for-5 reverse stock split, each five shares of the Company’s issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock, par value $.001. The Company did not issue any fractional shares in connection with the reverse stock split. Instead, fractional share interests were rounded up to the next largest whole share. The reverse stock split does not modify the rights or preferences of the common stock. The number of authorized shares of the Company’s common stock remains at 50 million shares and the par value remains $0.001.

The accompanying condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the 1-for-5 reverse stock split.

Liquidity and Management’s Plans

The Company has a Loan and Security Agreement (“Heritage Agreement”) with Heritage Bank of Commerce (“Heritage Bank”) which has a maturity date of June 15, 2019. The Heritage Agreement currently provides for $2.5 million of revolving credit advances and may be used for acquisitions and working capital purposes. The credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity. As of March 31, 2018, the Company had an outstanding balance under the Heritage Agreement of $2.0 million and the ability to borrow up to $2.5 million.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On October 10, 2017, the Company entered into a Loan and Security Agreement (the “Montage Loan” or “Loan Agreement”) with Montage Capital II, L.P. (“Montage”). The Montage Loan has a thirty-six (36) month term which expires on October 10, 2020. The Loan Agreement provides for up to $1.5 million of borrowing in the form of a non-revolving term loan which may be used by the Company for working capital purposes. $1 million of borrowing was advanced on the date of closing (the “First Tranche”). An additional $500 thousand of borrowing will be available through May 31, 2018 at the Company’s option in the event that the Company achieves certain financial milestones and is otherwise in compliance with its loan covenants (the “Second Tranche”).

On May 19, 2017, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in relation to the registration of securities of the Company having an aggregate public offering price of up to $10 million. The determinate number of shares of common stock, preferred stock, warrants, and units of any combination thereof (collectively, the “Securities”) may be offered and sold from time to time, but shall not exceed $10 million in total. There have been no securities sold as of March 31, 2018.

Historically, the Company has had operating losses and working capital deficiencies, but has undertaken a long term cost reduction plan that included staff reductions and office lease consolidations to compensate for the shortfalls. The Company will continue to follow through with its plan and closely monitor and adjust such expenditures throughout the next twelve months. While there can be no assurance that anticipated sales will be achieved for future periods, the Company’s management believes it has an appropriate cost structure in place to support the revenues that will be achieved under the Company’s operating plan. Management believes that it is probable that working capital, capital expenditure and debt repayment needs for the next twelve months from the financial statement date of issuance will be met. The cash balance as of March 31, 2018 of $756 thousand, as well as, collections from accounts receivable and borrowings on the Heritage Line of Credit will be sufficient to meet the Company’s obligations for a minimum of twelve months from the financial statement issuance date. Based on the accounts receivable borrow capacity as of March 31, 2018, the Company was able to borrow $500 in April 2018, which it used to fund current operation. While not currently included in the Company’s operating plan and forecast, it may raise additional capital in order to fund future operations. The ability to raise funds through these means may be helpful to the Company if the anticipated sales levels are not achieved or it cannot reduce operating expenses to account for any shortfalls.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation. The operating results for the three and six months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending September 30, 2018. The accompanying September 30, 2017 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2017.

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

Pending Accounting Pronouncements

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

As the Company is continuing to assess all potential impacts of the new standard, it currently believes that the impact will not be significant. A large portion of the Company’s business is for the licensing of Software-as-a-Service (SaaS) term-based software licenses bundled with maintenance and support. Under current GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. To apply the revenue standard, a company must first determine whether a contract includes a promise of a license of intellectual property. A separate promise of a license exists when (1) the customer has the contractual right to take possession of the software at any time without significant penalty and (2) the customer can run the software on its own hardware or contract with another party unrelated to the vendor to host of the software. Neither of these criteria are met with our current SaaS licensing arrangements, therefore, revenue recognition will continue to be recognized over the period of service. Revenue recognition related to our professional services is expected to remain substantially unchanged.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Income Tax

Deferred income taxes are provided on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and on net operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for that portion of deferred tax assets not expected to be realized.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate.  For taxable years after December 31, 2017, the Tax Act reduces the federal corporate tax rate to 21 percent and as such will impact the Company’s fiscal 2018 tax calculations. For the six months ended March 31, 2018, the U.S. federal statutory rate is a blended rate based upon the number of days in fiscal 2018 that the Company will be taxed at the former rate of 34 percent and the number of days that it will be taxed at the new rate of 21 percent. Amounts recorded where a provisional estimate that has been determined for the six months ended March 31, 2018 principally relate to the tax reduction in the U.S. corporate income tax rate to 21 percent effective January 1, 2018. The reduction of the corporate tax rate will cause the Company to reduce its deferred tax assets to the lower federal base rate and adjust the allowance against the deferred tax asset by the same amount. The Company has not yet determined the impact the rate reduction will have on its gross deferred tax asset and liabilities and offsetting valuation allowance. The Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the three and six month periods ended March 31, 2018. The Tax Act also contains a provision requiring companies to repatriate all aggregate post 1986 earnings and profits of foreign corporations. The Company has estimated that the repatriation will be zero because the foreign subsidiary has no income.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impact. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company will continue to analyze the Tax Act to assess the full effects on its financial results, including disclosures, and anticipates finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

Cash Flows

In August 2016, the FASB issued ASU 2016-15, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, specifically certain cash receipts and cash payments. The standard is effective for public business entities financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective method. Management does not expect the adoption of this Standard to have a material impact on its consolidated cash flows.

In November 2016, the FASB issued ASU No. 2016-18 which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. As a result, companies will no longer present transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption of ASU 2016-18 is permitted, including adoption in an interim period. Management is currently evaluating the adoption of ASU 2016-18 on its consolidated cash flows.

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

In July 2017, the FASB issued ASU No. 2017-11, which simplifies the accounting for certain financial instruments with down round features. This new standard will reduce income statement volatility for many companies that issue warrants and convertible instruments containing such features. ASU 2017-11 is effective for public companies in 2019 and all other entities in 2020. Management is currently evaluating the impact of the new guidance on its consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	March 31, 2018	September 30, 2017
Accounts receivable	$2,788	$3,174
Unbilled receivables	284	41
Subtotal	3,072	3,215
Allowance for doubtful accounts	(193)	(189)
Accounts receivable and unbilled receivables, net	$2,879	$3,026

As of March 31, 2018, two customers represented 21% and 10% of accounts receivable. As of September 30, 2017, two customers represented 23% and 14% of accounts receivable. Unbilled receivables represent amounts recognized as revenue for which invoices have not yet been sent.

4.   Fair Value Measurement and Fair Value of Financial Instruments

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

The Company believes the carrying values for accounts receivable and accounts payable and short term debt approximate current fair values as of March 31, 2018 and September 30, 2017 because of their short-term nature and durations. The carrying value of long term debt also approximates fair value as of March 31, 2018 and September 30, 2017 based upon the Company’s ability to acquire similar debt at similar maturities. In October 2017, the Company recorded a liability associated with a warrant to purchase common stock issued to Montage Capital. The fair value of the warrant liability will utilize a Level 3 input. To determine the value of the warrant liability, the Company used a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our shares to trade in an active market. The Monte Carlo option-valuation model also uses certain assumptions to determine the fair value, including expected life and annual volatility. Such inputs used to value the warrant liability include an expected life of eight (8) years, annual volatility of 80%, and a risk-free interest rate of 2.24%.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The fair value of the warrant liability was valued at the loan execution date in the amount of $341 and will be revalued at the end of each reporting period to fair value. The fair value of the warrant is included in Other long term liabilities in the Condensed Consolidated Balance Sheet. Changes in fair value are included in interest expense in the Condensed Statement of Operations in the period the change occurs. In total, the Company has recorded a change in fair value of ($23) since the original valuation in October 2017. The fair value of the warrant at March 31, 2018 is $318.

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2018 are as follows:

		As of March 31, 2018
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability	$-	$-	$318	$318
Total Liabilities	$-	$-	$318	$318

Warrant liability is reflected in Other long term liabilities on the Condensed Consolidated Balance Sheet.

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liability.

Six Months Ended March 31,
2018
Balance at beginning of period, October 1, 2017	$-
Additions	341
Adjustment to fair value	(3)
Balance at end of period, December 31, 2017	$338
Additions	-
Adjustment to fair value	(20)
Balance at end of period, March 31, 2018	$318

5.   Intangible Assets

The components of intangible assets are as follows:

	As of	As of
	March 31, 2018	September 30, 2017
Domain and trade names	$10	$10
Customer related	71	179
Non-compete agreements	39	74
Balance at end of period	$120	$263

Total amortization expense related to intangible assets for the three months ended March 31, 2018 and 2017 was $71 and $72, respectively, and $143 for the both the six months ended March 31, 2018 and 2017. Amortization expense is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal years 2018 (remaining) and 2019 is $100 and $20, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

6.   Restructuring

Commencing in fiscal 2015 and through the current fiscal year, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease space is currently contractually occupied by a new sub-tenant for the remaining life of the lease. In the second quarter of fiscal 2017, the Company initiated a plan to shut down its operations in India. In the second quarter of fiscal 2018, the Company restructured the office lease for its Corporate headquarters. All of these estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the Condensed Consolidated Statement of Operations.

The following table summarizes the restructuring activity for the three and six months ended March 31, 2018:

Facility Closures and Other Costs
Balance at beginning of period, October 1, 2017	$176
Charges to operations	-
Cash disbursements	(67)
Changes in estimates	-
Balance at end of period, December 31, 2017	$109
Charges to operations	140
Cash disbursements	(121)
Changes in estimates	(20)
Balance at end of period, March 31, 2018	$108

The components of the accrued restructuring liabilities is as follows:

	As of	As of
	March 31, 2018	September 30, 2017
Facilities and related	$106	$133
Other	2	43
Total	$108	$176

As of March 31, 2018, $80 was reflected in Accrued Liabilities and $28 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet. As of September 30, 2017, $119 is reflected in Accrued Liabilities and $57 is reflected in Other Long Term liabilities in the Condensed Consolidated Balance Sheet.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

7.   Debt

Debt at March 31, 2018 and September 30, 2017 consists of the following:

	As of	As of
	March 31, 2018	September 30, 2017
Line of credit borrowings	$1,998	$2,500
Term loan - Montage Capital	1,000	-
Subtotal debt	$2,998	$2,500
Other (debt discount)	(287)	-
Total debt	$2,711	$2,500
Less current portion	120	-
Long term debt, net of current portion	$2,591	$2,500

Heritage Line of Credit

In June 2016, the Company entered into a new Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Agreement” or “Loan Agreement”). The Heritage Agreement had an original a term of 24 months but was amended in 2017 to a maturity date of June 9, 2019. The Company paid an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the second year.  The facility fee is $6 on each anniversary thereafter. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric. The Company and Heritage mutually agree upon minimum quarterly Adjusted EBITDA amounts for each fiscal year within thirty days following the beginning of each fiscal year. The Company was not in compliance with the EBITDA financial covenants as of March 31, 2018, but received a waiver (“Seventh Amendment”).

The Heritage Agreement provides for up to $2.5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $2.5 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time. The borrowings or credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity.  Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, (currently 6%). As of March 31, 2018, the Company had an outstanding balance under the Loan Agreement of $2.0 million, with the availability to borrow up to the maximum of $2.5 million.

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

Amendments – Heritage Bank

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

On February 1, 2018, a sixth amendment to the Heritage Agreement (“Sixth Amendment”) was executed. The Sixth Amendment amended the definition of Eligible Foreign Accounts.

On May 10, 2018, a seventh amendment to the Heritage Agreement (“Seventh Amendment”) was executed. The Seventh Amendment included the Adjusted EBITDA metrics for the third and fourth quarter of fiscal 2018 and a waiver for not achieving the Adjusted EBITDA metric for the quarter ended March 31, 2018.

Montage Capital II, L.P. Loan Agreement

On October 10, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Montage Capital II, L.P. (“Montage”). The Loan Agreement has a thirty-six (36) month term which expires on October 10, 2020. The Loan Agreement provides for up to $1.5 million of borrowing in the form of a non-revolving term loan which may be used by the Company for working capital purposes. $1 million of borrowing was advanced on the date of closing (the “First Tranche”). An additional $500 thousand of borrowing will be available at the Company’s option through May 31, 2018 in the event that the Company achieves certain financial milestones and is otherwise in compliance with its loan covenants (the “Second Tranche”). Borrowings bear interest at the rate of 12.75% per annum. The Company paid a fee of $47 to Montage at closing. Interest only payments are due and payable during the first nine months of the Loan. Commencing on July 1, 2018, the Company shall be obligated to make principal payments of $26 per month if only the First Tranche has been received and $39 if the Company has received both the First Tranche and the Second Tranche. All remaining principal and interest shall be due and payable at maturity. Borrowings are secured by a second position lien on all of the Company’s assets including intellectual property and general intangibles. Pursuant to the Loan Agreement, the Company is also required to comply with certain financial covenants.  The Loan is subordinate to the Company’s senior debt facility with Heritage Bank of Commerce (“Heritage”). Heritage consented to the Company’s incurrence of additional indebtedness from Montage and the grant of a second position lien to Montage. In addition, Heritage and Montage entered into an intercreditor agreement dated October 10, 2017, and acknowledged by the Company. The Company was not in compliance with the EBITDA financial covenants as of March 31, 2018, but received a waiver (“First Amendment”). On May 10, 2018, the first amendment to the Montage Agreement (“First Amendment”) was executed. The First Amendment included the Adjusted EBITDA metrics for the third quarter of fiscal 2018 and a waiver for not achieving the Adjusted EBITDA metrics for the quarter ended March 31, 2018.

As additional consideration for the Loan, the Company issued to Montage an eight-year warrant (the “Warrant”) to purchase 66,315 shares of the Company’s common stock at a price equal to $2.65 per share which may increase to an aggregate of 100,082 shares of the Company’s common stock in the event that Montage advances the Second Tranche. The Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage shall have the right to receive an equity buy-out of either $250 if only the First Tranche has been advanced or $375 if both the First Tranche and the Second Tranche have been advanced. If the equity buy-out is exercised, the Warrant will be surrendered to the Company for cancellation. The fair value of the Warrant was initially valued at $341 at the loan execution. The fair value as of March 31, 2018 is $318. The Warrant is classified as a liability with an offsetting entry to debt discounts, which will be amortized over the life of the Loan Agreement. Total amortization of the debt discount for the three and six months ended March 31, 2018 was $28 and $54. As of March 31, 2018, the total adjustments to fair value are ($23), recorded as interest expense in the Condensed Consolidated Statement of Operations.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

8.   Other Long Term Liabilities

Deferred Rent

In connection with the lease in Massachusetts, the Company made an investment in leasehold improvements at this location of approximately $1.4 million, of which approximately $657 was funded by the landlord. The capitalized leasehold improvements were being amortized over the initial life of the lease. The improvements funded by the landlord were treated as lease incentives. Accordingly, the funding received from the landlord was recorded as a fixed asset addition and a deferred rent liability on the Condensed Consolidated Balance Sheets. The Company terminated this lease effective March 1, 2018 and reversed the remaining deferred rent liability of $118. As of March 31, 2018, deferred rent of $14 was reflected in Accrued Liabilities on the Condensed Consolidated Balance Sheet related to the Company’s Chicago office. As of September 30, 2017, deferred rent of $154 was reflected in Accrued Liabilities and $43 was reflected in Other long term liabilities on the Condensed Consolidated Balance Sheet.

Warrant Liability

The warrant issued to Montage Capital is included in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet. The fair value of the warrant was valued at the loan execution date in the amount of $341 and is revalued at the end of each reporting period to fair value. The fair value at March 31, 2018 was $318, a reduction of $23. Changes in fair value are recorded as expense in the period the change occurs.

9.   Shareholders’ Equity

Preferred Stock

In October 2014, the Company sold 200,000 shares of Series A convertible preferred stock (the “Preferred Stock”) at a purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The current conversion price is $16.25, and is subject to adjustment in the event of stock splits or stock dividends. Any accrued but unpaid dividends on the shares of Preferred Stock to be converted shall also be converted in common stock at the conversion price. A mandatory provision also may provide that the Company will have the right to require the holders to convert shares of Preferred Stock into Conversion Shares if (i) the Company’s common stock has closed at or above $32.50 per share for ten consecutive trading days and (ii) the Conversion Shares are (A) registered for resale on an effective registration statement or (B) may be resold pursuant to Rule 144. As of March 31, 2018, a total of 1,636 shares of preferred stock have been converted to 1,007 shares of common stock.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of March 31, 2018, the Company has issued 58,494 shares of Preferred Stock as PIK dividend to the preferred shareholders. The Company elected to declare a partial PIK dividend and partial cash dividend for the next quarterly payment due April 1, 2018. The total PIK dividend declared for April 1, 2018 is 3,870 preferred stock shares at a dividend rate of 12%. The cash dividend declared for April 1, 2018 was $38. All future dividends payments will be cash dividends, as the cumulative PIK dividends of 64,000 has been realized.

Stock Incentive Plans

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan replaced an older plan that had expired in August 2016. New option grants are only issued from the new 2016 Plan, but the Company still maintains options under the older plan. The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Initially, a total of 500,000 shares of the Company’s Common Stock is reserved for issuance under this new plan. As of March 31, 2018, there were 462,846 options outstanding under both plans and 258,334 shares available for future issuance.

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

As of March 31, 2018, the total warrants outstanding were issued as follows: 227,655 warrants were issued to the placement agents in connection with private placements, 317,938 warrants were issued to individual investors in connection with private placements, debt issuances and bank guarantees, and 66,315 warrants were issued to Montage Capital. Certain of the Company’s officers and directors have also been issued warrants. Included in the total warrants outstanding are warrants to purchase 8,600 shares of common stock issued to the Company’s CEO and President, Roger Kahn, in connection with the November 2016 Private Placement, in which he purchased shares of common stock. Also included in the total warrants outstanding are warrants to purchase 156,912 shares of common stock issued to Michael Taglich. Michael Taglich is a member of the Board of Directors and a shareholder. Michael Taglich has been issued warrants in connection with his participation as an investor in private offerings and issuance of loans to the Company. He has also guaranteed $1.5 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank for which he received warrants totaling 86,000. Michael Taglich is also a principal of Taglich Brothers, Inc who have been the placement agents for many of the Company’s private placements.

On January 7, 2015, Bridgeline also entered into a side letter with Michael Taglich pursuant to which Bridgeline agreed in the event the Bank Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 30,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015. Since the Guaranty was still outstanding at December 31, 2017, a warrant to purchase 6,000 shares of common stock was issued to Michael Taglich in January 2018 at a price of $20.00.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Total warrants outstanding as March 31, 2018 were as follows:

	Issue
Type	Date	Shares	Price	Expiration

Investors	6/19/2013	18,400	$31.25	6/19/2018
Placement Agent	6/19/2013	9,200	$31.25	6/19/2018
Placement Agent	9/30/2013	6,157	$32.50	9/30/2018
Placement Agent	11/6/2013	3,078	$32.50	11/6/2018
Placement Agent	3/28/2014	12,800	$26.25	3/28/2019
Placement Agent	10/28/2014	12,308	$16.25	10/28/2019
Director/Shareholder	12/31/2014	12,000	$20.00	12/31/2019
Director/Shareholder	2/12/2015	12,000	$20.00	2/12/2020
Director/Shareholder	5/12/2015	12,000	$20.00	5/12/2020
Director/Shareholder	7/21/2015	32,000	$8.75	7/21/2018
Director/Shareholder	12/31/2015	6,000	$20.00	12/31/2020
Placement Agent	5/17/2016	86,778	$3.75	5/17/2021
Placement Agent	5/11/2016	53,334	$3.75	5/11/2021
Placement Agent	7/15/2016	44,000	$4.60	7/15/2021
Investors	11/9/2016	213,538	$3.50	5/22/2022
Director/Shareholder	12/31/2016	6,000	$20.00	12/31/2021
Financing	10/10/2017	66,315	$2.65	10/10/2025
Director/Shareholder	12/31/2017	6,000	$20.00	12/31/2021
Total		611,908

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2017	450,646	$7.02	539,593	$8.18
Granted	19,900	$2.47	72,315	$4.46
Exercised	-	$-	-	$-
Forfeited or expired	(7,700)	$(9.22)	-	$-
Outstanding, March 31, 2018	462,846	$6.78	611,908	$7.77

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Number of options granted	19,100	8,200	19,900	10,200
Volatility	80.39%	84.71%	80.52%	84.60%
Estimated life (years)	6	6	6	6
Risk-free interest rate	2.52%	2.02%	2.50%	1.99%
Weighted-average fair value per share of grants	$1.72	$2.29	$1.73	$2.20

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

10.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	March 31,		March 31,
	2018	2017	2018	2017
Net loss	$(680)	$(530)	$(1,110)	$(938)
Accrued dividends on convertible preferred stock	(77)	(68)	(152)	(136)
Net loss applicable to common shareholders	$(757)	$(598)	$(1,262)	$(1,074)

Weighted average common shares outstanding - basic and diluted	4,227	4,181	4,214	4,096

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.18)	$(0.14)	$(0.30)	$(0.26)

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted net income per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants and convertible preferred stock using the “treasury stock” method. For the three and six months ended March 31, 2018 and 2017, the computation of diluted loss per share does not include all of stock options, warrants and convertible preferred stock as they are anti-dilutive.

11.  Income Taxes

There was no income tax expense recorded for the three months ended March 31, 2018. Income tax expense was $1 for the three months ended 2017 and $1 and $13 for the six months ended March 31, 2018 and 2017, respectively. Income tax expense consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carry forwards are estimated to be sufficient to offset additional taxable income for all periods presented.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment. The Tax Act contains a provision requiring companies to repatriate all aggregate post 1986 earnings and profits of foreign corporations. The Company has estimated that the repatriation will be zero because the foreign subsidiary has no income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate. For taxable years after December 31, 2017, the Tax Act reduces the federal corporate tax rate to 21 percent and as such will impact the Company’s fiscal 2018 tax calculations. For the six months ended March 31, 2018, the U.S. federal statutory rate is a blended rate based upon the number of days in fiscal 2018 that the Company will be taxed at the former rate of 34 percent and the number of days that it will be taxed at the new rate of 21 percent. The reduction of the corporate tax rate will cause the Company to reduce its deferred tax assets to the lower federal base rate and adjust the allowance against the deferred tax asset by the same amount. The Company has not yet determined the impact the rate reduction will have on its gross deferred tax asset and liabilities and offsetting valuation allowance. The Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the three and six month periods ended March 31, 2018.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impact. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company will continue to analyze the Tax Act to assess the full effects on its financial results, including disclosures, and anticipates finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

12.  Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc were the Placement Agents for many of the Company’s private offerings in 2012, 2013, 2014, and 2016. They were also the Placement Agent for the Company’s $3 million subordinated debt offering in 2013 and the Series A Preferred stock sale in 2015. Michael Taglich beneficially owns approximately 22% of Bridgeline common stock. Michael Taglich has also guaranteed $1.5 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank. Michael Taglich’s brother, Robert Taglich is a former member of the Company’s Board of Directors and beneficially owns approximately 8% of the Company’s common and convertible preferred stock.

13.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of March 31, 2018, the Company was not engaged with any material legal proceedings.

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

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers maximize the performance of their complete digital experience from websites and intranets to online stores and marketing campaigns. Bridgeline’s Unbound platform deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics (now known as Insights) to ensure marketers deliver digital experiences that attract, engage, nurture, and convert their customers across all channels. Bridgeline’s Unbound platform combined with its digital services assists customers in maximizing on-line revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. The Bridgeline Unbound franchise product is a platform that empowers franchise and large dealer networks with state-of-the-art web engagement management while providing superior oversight of corporate branding. Bridgeline’s Unbound franchise product also deeply integrates content management, eCommerce, eMarketing and web analytics on one unified plaform.

The Bridgeline Unbound platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the software resides on a dedicated server in either the customer’s facility or by Bridgeline via cloud-based hosted services model.

The Bridgeline Unbound Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In 2017, our Marketing Automation platform was named a 2017 SIIA CODiE Award finalist in the Best Marketing Solution category. In 2016, CIO Review selected Bridgeline Unbound (formerly iAPPS) as one of the 20 Most Promising Digital Marketing Solution Providers. This followed accolades from the SIIA (Software and Information Industry Association) which recognized Content Manager with the 2015 SIIA CODiE Award for Best Web Content Management Platform. Also in 2015, EContent magazine named Bridgeline's Unbound Digital Engagement Platform to its Trendsetting Products list. The list of 75 products and platforms was compiled by EContent’s editorial staff, and selections were based on each offering’s uniqueness and importance to digital publishing, media, and marketing. We were also recognized in 2015 as a strong performer by Forrester Research, Inc in its independence report, “The Forrester Wave ™: Through-Channel Marketing Automation Platforms, Q3 2015.” In recent years, our Content Manager and Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for iAPPS customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected Bridgeline's Unbound (formerly iAPPS) as a Trend Setting Product in 2013.

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

The reverse stock split reduced the number of shares of the Company’s common stock outstanding as of March 31, 2017 from approximately 21 million shares to approximately 4.2 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, and stock options, and to the number of shares issued and issuable under the Company’s Stock Incentive Plans. Upon the effectiveness of the 1-for-5 reverse stock split, each five shares of the Company’s issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock, par value $.001. The Company did not issue any fractional shares in connection with the reverse stock split. Instead, fractional share interests were rounded up to the next largest whole share. The reverse stock split does not modify the rights or preferences of the common stock. The number of authorized shares of the Company’s common stock remains at 50 million shares and the par value remains $0.001. Our consolidated financial statements have been retroactively adjusted to reflect the effects of the 1-for-5 reverse stock split.

Customer Information

We currently have over 3,000 active customers. For the three months ended March 31, 2018, two customers represented 19% and 14% of the Company’s total revenue, respectively, and for the six months ended March 31, 2018, two customers represented 15% and 12% of the Company’s total revenue, respectively. For the three months ended March 31, 2017, two customers represented 13% and 11% of the Company’s total revenue, respectively, and for the six months ended March 31, 2017, two customers represented 11% and 10% of the Company’s total revenue, respectively.

The Tax Cut and Jobs Act

The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse effect on our net income.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. We are in the process of analyzing the Act and its possible effects on the Company. The Act reduces the corporate tax rate to 21 percent from 35 percent, among other things. It could also require us to write down our deferred tax assets.The reduction of the corporate tax rate will cause the Company to reduce its deferred tax assets to the lower federal base rate with resulting adjustments to the allowance against the deferred tax asset. The Company has not yet determined the impact the rate reduction will have on its gross deferred tax assets and liabilities and the offsetting valuation allowance. Historically, the Company has a full allowance against the deferred tax assets.

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

Results of Operations for the Three and Six Months Ended March 31, 2018 compared to the Three and Six Months Ended March 31, 2017

Total revenue for the three months ended March 31, 2018 was $3.7 million compared with $4.0 million for the three months ended March 31, 2017.  We had a net loss of ($680) thousand for the three months ended March 31, 2018 compared with net loss of ($529) thousand for the three months ended March 31, 2017.  Net loss per share applicable to common shareholders was ($0.18) for the three months ended March 31, 2018 and ($0.14) for the three months ended March 31, 2017.

Total revenue for the six months ended March 31, 2018 was $7.7 million compared with $8.0 million for the six months ended March 31, 2017.  We had a net loss of ($1.1) million for the six months ended March 31, 2018 compared with net loss of ($938) thousand for the six months ended March 31, 2017.  Net loss per share applicable to common shareholders was ($0.30) for the six months ended March 31, 2018 and ($0.26) for the six months ended March 31, 2017.

Results of Operations

	Three Months	Three Months			Six Months	Six Months
	Ended	Ended			Ended	Ended
	March 31,	March 31,	$	%	March 31,	March 31,	$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Net revenue:
Digital enagement services	$1,921	$2,151	(230)	(11%)	$3,981	$4,177	(196)	(5%)
% of total net revenue	52%	54%			52%	52%
Subscription and perpetual licenses	1,499	1,582	(83)	(5%)	3,105	3,307	(202)	(6%)
% of total net revenue	40%	40%			40%	41%
Managed service hosting	293	261	32	12%	596	501	95	19%
% of total net revenue	8%	6%			8%	7%
Total net revenue	$3,713	$3,994	$(281)	(7%)	$7,682	$7,985	$(303)	(4%)

Cost of revenue:
Digital engagement costs	1,292	1,144	148	13%	2,689	2,272	417	18%
% of digital engagement services revenue	67%	53%			68%	54%
Subscription and perpetual licenses	513	499	14	3%	993	995	(2)	(0%)
% of subscription and perpetual revenue	34%	32%			32%	30%
Managed service hosting	86	73	13	18%	166	144	22	15%
% of managed service hosting revenue	29%	28%			28%	29%
Total cost of revenue	1,891	1,716	175	10%	3,848	3,411	437	13%
Gross profit	$1,822	$2,278	$(456)	(20%)	$3,834	$4,574	$(740)	(16%)
Gross profit margin	49%	57%			50%	57%

Operating expenses:
Sales and marketing	950	1,174	(224)	(19%)	2,054	2,468	(414)	(17%)
% of total revenue	26%	29%			27%	31%
General and administrative	795	803	(8)	(1%)	1,531	1,594	(63)	(4%)
% of total revenue	21%	20%			20%	20%
Research and development	408	422	(14)	(3%)	815	782	33	4%
% of total revenue	11%	11%			11%	10%
Depreciation and amortization	104	157	(53)	(34%)	212	342	(130)	(38%)
% of total revenue	3%	4%			3%	4%
Restructuring charges	181	169	(12)	7%	181	200	(19)	(10%)
% of total revenue	5%	4%			2%	3%
Total operating expenses	2,438	2,725	(287)	(11%)	4,793	5,386	(593)	(11%)

Loss from operations	(616)	(447)	(169)	38%	(959)	(812)	(147)	18%
Interest and other income (expense) net	(64)	(82)	(18)	(22)%	(150)	(113)	(37)	33%
Loss before income taxes	(680)	(529)	(151)	29%	(1,109)	(925)	(184)	20%
Provision for income taxes	-	1	(1)	(100%)	1	13	(12)	(92%)

Net loss	$(680)	$(530)	$(150)	28%	$(1,110)	$(938)	$(172)	18%

Non-GAAP Measure:
Adjusted EBITDA	$(185)	$22	$(207)	(941%)	$(279)	$32	$(311)	(972%)

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of implementation and retainer related services. In total, revenue from digital engagement services decreased $230 thousand, or 11%, for the three months ended March 31, 2018 compared to three months ended March 31, 2017 and decreased $196 thousand, or 5%, for the six months ended March 31, 2018 compared to the six months ended March 31, 2017.  Digital engagement services revenue as a percentage of total revenue decreased to 52% from 54% for the three months ended March 31, 2018 and was 52% for both the six months ended March 31, 2018 and March 31, 2017.  The decrease as a percentage of total revenue is attributable to the decreases in new engagements from new license sales for the three and six months ended March 31, 2018 compared to the prior period.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses decreased $83 thousand, or 5%, to $1.5 million for the three months ended March 31, 2018 compared to $1.6 million for the three months ended March 31, 2017 and decreased $202 thousand, or 6%, to $3.1 million for the six months ended March 31, 2018 compared to $3.3 million for the six months ended March 31, 2017. The decrease for the three months ended March 31, 2018 compared to the prior period is attributable to a decline in SaaS licenses and Perpetual licenses. Subscription and perpetual license revenue as a percentage of total revenue was 40% for both the three months ended March 31, 2018 and March 31, 2017 and decreased to 40% for the six months ended March 31, 2018 from 41% compared to the six months ended March 31, 2017. The decrease as a percentage of revenues is attributable to the decreases in new license sales.

Managed Service Hosting

Revenue from managed service hosting increased $32 thousand, or 12%, to $293 thousand for the three months ended March 31, 2018 compared to $261 thousand for the three months ended March 31, 2017 and increased $95 thousand, or 19%, to $596 thousand for the six months ended March 31, 2018 compared to $501 thousand for the six months ended March 31, 2017. The increase is due to new hosting contracts for perpetual licenses sold in the second half of fiscal 2017. Managed services revenue as a percentage of total revenue increased to 8% for the three months ended March 31, 2018 from 6% compared to the three months ended March 31, 2017 and increased to 8% for the six months ended March 31, 2018 from 7% compared to the six months ended March 31, 2017. The increase as a percentage of revenue is attributable to the increase in customer hosting contracts.

Costs of Revenue

Total cost of revenue increased $175 thousand, or 10%, to $1.9 million for the three months ended March 31, 2018 compared to $1.7 million for the three months ended March 31, 2017 and increased $437 thousand, or 13%, to $3.8 million for the six months ended March 31, 2018 compared to $3.4 million for the six months ended March 31, 2017. The gross profit margin declined to 49% for the three months ended March 31, 2018 compared to 57% for the three months ended March 31, 2017 and declined to 50% for the six months ended March 31, 2018 compared to 57% for the six months ended March 31, 2017. The decline in the gross profit margin for the three and months ended March 31, 2018 compared to the three and six months ended March 31, 2017 is attributable to a decrease in digital engagement services and lower margin services.

Cost of Digital Engagement Services

Cost of digital engagement services increased $148 thousand, or 13%, to $1.3 million for the three months ended March 31, 2018 compared to $1.1 million for the three months ended March 31, 2017 and increased $417 thousand, or 18%, to $2.7 million for the six months ended March 31, 2018 compared to $2.3 million for the six months ended March 31, 2017. The cost of digital engagement services as a percentage of digital engagement services revenue increased to 67% from 53% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 and increased to 68% from 54% for the six months ended March 31, 2018 compared to the six months ended March 31, 2017.  The increases are due to an increase in both internal costs and third party subcontractor that were incurred at a lower gross margin in order to complete a project for a strategic customer.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $14 thousand, or 3%, to $513 thousand for the three months ended March 31, 2018 compared to $499 thousand for the three months ended March 31, 2017 and decreased $2 thousand to $993 thousand for the six months ended March 31, 2018 compared to $995 thousand for the six months ended March 31, 2017. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 34% from 32% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 and increased to 32% from 30% for the six months ended March 31, 2018 compared to the six months ended March 31, 2017. Costs to support SaaS licenses are primarily fixed costs.

Cost of Managed Service Hosting

Cost of managed service hosting increased $13 thousand, or 18%, to $86 thousand for the three months ended March 31, 2018 compared to $73 thousand for the three months ended March 31, 2017 and increased $22 thousand, or 15%, to $166 thousand for the six months ended March 31, 2018 compared to $144 thousand for the six months ended March 31, 2017. The cost of managed services as a percentage of managed services revenue increased to 29% from 28% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 and decreased to 28% from 29% for the six months ended March 31, 2018 compared to the six months ended March 31, 2017. The costs to support our network operations center have primarily increased with our transition to a cloud-based model with Amazon Web Services, however this infrastructure does not require investment in capital equipment. We transitioned to Amazon Web Services during the second and third quarter of fiscal 2017.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $224 thousand, or 19%, to $950 thousand for the three months ended March 31, 2018 compared to $1.2 million for the three months ended March 31, 2017 and decreased $414 thousand, or 17%, to $2.1 million for the six months ended March 31, 2018 compared to $2.5 million for the six months ended March 31, 2017.  Sales and marketing expenses represented 26% and 29% of total revenue for the three months ended March 31, 2018 and 2017, respectively, and 27% and 31% of total revenue for the six months ended March 31, 2018 and 2017, respectively. The decreases for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is attributable to decreases in sales personnel and related compensation expenses. The decreases for the six months ended March 31, 2018 compared to the six months ended March 31, 2017 is attributable to decreases in sales personnel and related compensation expenses and marketing expenses.

Administrative Expenses

General and administrative expenses decreased $8 thousand, or 1%, to $795 thousand for the three months ended March 31, 2018 compared to $803 thousand for the three months ended March 31, 2017 and decreased $63 thousand, or 4%, to $1.5 million for the six months ended March 31, 2018 compared to $1.6 million for the six months ended March 31, 2017. General and administrative expenses represented 21% and 20% of total revenue for the three months ended March 31, 2018 and 2017, respectively, and 20% of total revenue for both the six months ended March 31, 2018 and 2017. The decreases for the three and six months ended March 31, 2018 compared to the three and six months ended March 31, 2017 is attributable to decreases in headcount and personnel expenses.

Research and Development

Research and development expense decreased $14 thousand, or 3%, to $408 thousand for the three months ended March 31, 2018 compared to $422 thousand for the three months ended March 31, 2017 and increased $33 thousand, or 4%, to $815 thousand for the six months ended March 31, 2018 compared to $782 thousand for the six months ended March 31, 2017.  Research and development expenses represented 11% of total revenue for both the three months March 31, 2018 and 2017 and 11% and 10% of total revenue for the six months ended March 31, 2018 and 2017, respectively. The decrease in research and development expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is due to a decrease in facilities costs. The increase in research and development expense for the six months ended March 31, 2018 compared to the six months ended March 31, 2017 is due to an increase in compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased $53 thousand, or 34%, to $104 thousand for the three months ended March 31, 2018 compared to $157 thousand for the three months ended March 31, 2017 and decreased $130 thousand, or 38%, to $212 thousand for the six months ended March 31, 2018 compared to $342 thousand for the six months ended March 31, 2017.  Depreciation and amortization has decreased due to asset retirements related to the termination of leases and closing offices, as well as reductions in capital expenditures. Depreciation and amortization represented 3% and 4% of revenue for the three months ended March 31, 2018 and 2017 and 3% and 4% of revenue for the six months ended March 31, 2018 and 2017.

Restructuring Expenses

Commencing in fiscal 2015, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions. As part of these restructuring initiatives, we recorded $181 thousand and $169 thousand for the three months ended March 31, 2018 and 2017, respectively, and $181 and $200 thousand for the six months ended March 31, 2018 and 2017, respectively. Included in the three and six months ended March 31, 2018, were costs to terminate and restructure our Burlington, Massachusetts corporate headquarters and costs to dispose of property and equipment at this location.

Net Loss

Loss from operations

The loss from operations was ($616) thousand for three months ended March 31, 2018 compared to a loss of ($447) thousand in the prior period. Operating expenses decreased $287 thousand to $2.4 million from $2.7 million, or 11%, for the three months ended March 31, 2018 compared to March 31, 2017 and decreased $593 thousand to $4.8 million from $5.4 million, or 11%, for the six months ended March 31, 2018 compared to March 31, 2017. We have made concerted efforts to decrease operating expenses in line with the decline in revenues.

Income Taxes

There was no provision for income tax recorded for the three months ended March 31, 2018. The provision for income tax expense was $1 thousand and $13 thousand for the six months ended March 31, 2018 and 2017, respectively.  Income tax expense represents the estimated liability for state income taxes owed. We have net operating loss carryforwards and other deferred tax benefits that are available to offset future taxable income. However, due to the Tax Cuts and Jobs Act (the “Tax Act”), the deferred tax benefits may be diminished. For taxable years after December 31, 2017, the Tax Act reduces the federal corporate tax rate to 21 percent and as such will impact the Company’s fiscal 2018 tax calculations. The reduction of the corporate tax rate may cause the Company to reduce its deferred tax assets to the lower federal base rate with resulting adjustments to the allowance against the deferred tax asset. Historically, the Company has a full allowance against its deferred tax assets. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

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

The following table reconciles net loss (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net loss	$(680)	$(530)	$(1,110)	$(938)
Provision for income tax	-	1	1	13
Interest expense, net	75	34	161	65
Amortization of intangible assets	71	72	143	143
Depreciation	29	74	65	163
Restructuring charges	181	217	181	248
Other amortization	17	27	33	66
Stock based compensation	122	127	247	272
Adjusted EBITDA	$(185)	$22	$(279)	$32

Adjusted EBITDA for the three and six months ended March 31, 2018 decreased compared to the three and six months ended March 31, 2017. The decreases were due primarily to decreases in revenues.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $429 thousand for the six months ended March 31, 2018 compared to cash used in operating activities of $155 thousand for the six months ended March 31, 2017. This increase in the use of cash compared to the prior period was primarily to the decrease in accounts receivable and increase in net loss.

Investing Activities

Cash used in investing activities was $13 thousand for the six months ended March 31, 2018 compared to $49 thousand for the six months ended March 31, 2017.  We do not expect to expend significant dollars for computer equipment or to capitalize any software in the next twelve months.

Financing Activities

Cash provided by financing activities was $451 thousand for the six months ended March 31, 2018 compared to $871 thousand for the six months ended March 31, 2017. Cash provided by financing activities for the six months ended March 31, 2018 is primarily attributable to a new term loan for gross proceeds of $1.0 million with Montage Capital II, L.P, offset by net payments on the Heritage Line of Credit of $502.

Capital Resources and Liquidity Outlook

We have a borrowing facility (line of credit) with Heritage Bank of up to $2.5 million from which we can borrow, and this line is subject to financial covenants that must be met. We were not in compliance with the Adjusted EBITDA metric as of March 31, 2018, but we received a waiver. Based on the borrowing capacity of our outstanding accounts receivable balance as of March 31, 2018, we were able to borrow $500 thousand in April 2018 to fund current operations. We expect our accounts receivable balances to be adequate to cover the majority of the outstanding balance. We should not be required to pay down any significant portion of the outstanding line of credit unless we choose to do or we have unforeseen collection issues. Also, in the first quarter of fiscal 2018, we entered into a Loan and Security Agreement with Montage Capital II, L.P. (“Montage Loan”). The Montage Loan has a thirty-six (36) month term which expires on October 10, 2020. The Montage Loan provides for up to $1.5 million of borrowing in the form of a non-revolving term loan which may be used by the Company for working capital purposes. $1 million of borrowing was advanced on the date of closing. An additional $500 thousand of borrowing may be available at the Company’s option through May 31, 2018 subject to compliance and certain loan covenants. The Company has not yet determined if it will request the additional $500 thousand. The Montage Loan is subordinate to the Company’s senior debt facility with Heritage Bank of Commerce (“Heritage Bank”).

We believe that the cash balance as of March 31, 2018 of $756 thousand, as well as, collections from accounts receivable will be sufficient to meet the Company’s obligations for a minimum of twelve months from the financial statement issuance date. Our borrowing facility with Heritage Bank is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Commitments and Contingencies

As of March 31, 2018, we have no material commitments or contingencies.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended September 30, 2017, filed with the Securities and Exchange Commission ("SEC") on December 21, 2017, that have had a material impact on our condensed consolidated financial statements and related notes.

See Note 2 to the Unaudited Condensed Consolidated Financial Statements pertaining to the new accounting standard for income tax reporting.

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

As of March 31, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following summarizes all sales of our unregistered securities during the quarter ended March 31, 2018. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Stock Options

During the fiscal quarter ended March 31, 2018, the Company granted 19,100 stock options under The 2016 Stock Incentive Plan at a weighted average exercise price of $2.47 per share.

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

Stock Warrants

In connection with a bank Guaranty provided by Michael Taglich on behalf of the Company to Heritage Bank, if the Guaranty remains outstanding for a period of more than 12 months, on each anniversary of the date of issuance of the Guaranty while the Guaranty remains outstanding Bridgeline will issue Michael Taglich a warrant to purchase 30,000 shares of common stock, which warrant shall contain the same terms as the warrant issued to Michael Taglich on January 7, 2015. Since the Guaranty was still outstanding at December 31, 2017, a warrant to purchase 6,000 shares of common stock was issued to Michael Taglich in January 2018 at a price of $20.00.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013)

3.1(ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2015)

3.1(iii)	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014)

3.1(iv)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on July 24, 2017)

4.1(i)	Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K Filed on November 4, 2016)

4.1 (ii)	Registration Rights Agreement, as amended on June 30, 2017 filed with the Securities and Exchange Commission on May 19, 2017

10.1	Seventh Amendment to the Loan and Security Amendment between Bridgeline Digital, Inc. and Heritage Bank of Commerce, dated May 10, 2018

10.2	First Amendment to the Loan and Security Amendment between Bridgeline Digital, Inc. and Montage Capital II LP, dated May 10, 2018

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

May 15, 2018	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

May 15, 2018	/s/ Michael Prinn
Date	Michael Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)