Form 10-Q
period 2018-06-30
Bridgeline Digital, Inc.
filed 2018-08-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of August 10, 2018 was 4,241,225.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2018

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2018

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

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

(Unaudited)

	June 30,	September 30,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$427	$748
Accounts receivable and unbilled receivables, net	2,103	3,026
Prepaid expenses and other current assets	465	352
Total current assets	2,995	4,126
Property and equipment, net	94	209
Intangible assets, net	49	263
Goodwill	8,026	12,641
Other assets	258	334
Total assets	$11,422	$17,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,371	$1,241
Accrued liabilities	636	920
Debt, current portion	198	-
Deferred revenue	841	1,466
Total current liabilities	3,046	3,627

Debt, net of current portion	2,810	2,500
Other long term liabilities	234	172
Total liabilities	6,090	6,299

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock - $0.001 par value; 1,000,000 shares authorized; 264,000 and 262,364 at June 30, 2018 and 245,172 and 243,536 at September 30, 2017, issued and outstanding (liquidation preference $2,624, as of June 30, 2018)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 4,241,225 at June 30, 2018 and 4,200,219 at September 30, 2017, issued and outstanding	5	4
Additional paid-in capital	66,430	65,869
Accumulated deficit	(60,752)	(54,249)
Accumulated other comprehensive loss	(351)	(350)
Total stockholders’ equity	5,332	11,274
Total liabilities and stockholders’ equity	$11,422	$17,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue:
Digital engagement services	$1,578	$2,121	$5,559	$6,298
Subscription and perpetual licenses	1,262	1,711	4,367	5,018
Managed service hosting	243	242	839	743
Total net revenue	3,083	4,074	10,765	12,059
Cost of revenue:
Digital engagement services	977	1,297	3,666	3,569
Subscription and perpetual licenses	510	473	1,503	1,468
Managed service hosting	47	65	213	209
Total cost of revenue	1,534	1,835	5,382	5,246
Gross profit	1,549	2,239	5,383	6,813
Operating expenses:
Sales and marketing	991	1,193	3,045	3,661
General and administrative	625	801	2,156	2,395
Research and development	406	393	1,221	1,175
Depreciation and amortization	93	126	305	468
Goodwill impairment	4,615	-	4,615	-
Restructuring charges	6	49	187	249
Total operating expenses	6,736	2,562	11,529	7,948
Loss from operations	(5,187)	(323)	(6,146)	(1,135)
Interest (income)/expense and other (income)/expense, net	35	(9)	(115)	(122)
Loss before income taxes	(5,152)	(332)	(6,261)	(1,257)
Provision for income taxes	10	-	11	13
Net loss	(5,162)	(332)	(6,272)	(1,270)
Dividends on convertible preferred stock	(79)	(71)	(231)	(207)
Net loss applicable to common shareholders	$(5,241)	$(403)	$(6,503)	$(1,477)
Net loss per share attributable to common shareholders:
Basic and diluted	$(1.24)	$(0.10)	$(1.54)	$(0.36)

Number of weighted average shares outstanding:
Basic and diluted	4,241,225	4,195,900	4,222,848	4,129,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Loss	$(5,162)	$(332)	$(6,272)	$(1,270)

Other Comprehensive Income: Net change in foreign currency translation adjustment	(1)	-	(1)	3
Comprehensive loss	$(5,163)	$(332)	$(6,273)	$(1,267)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,272)	$(1,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	60	48
Amortization of intangible assets	214	214
Depreciation	85	216
Other amortization	50	84
Goodwill impairment	4,615	-
Debt discount amortization	82	-
Change in fair value of warrant	(156)	-
Stock-based compensation	374	433
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	923	(507)
Prepaid expenses and other assets	(40)	(22)
Accounts payable and accrued liabilities	(201)	(188)
Deferred revenue	(625)	269
Other liabilities	(81)	(100)
Total adjustments	5,300	447
Net cash used in operating activities	(972)	(823)
Cash flows from investing activities:
Software development capitalization costs	-	(41)
Purchase of property and equipment	(30)	(18)
Net cash from investing activities	(30)	(59)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	853
Proceeds from term loan	953	-
Borrowing on bank line of credit	888	1,859
Payments on bank line of credit	(1,121)	(1,630)
Preferred Series A cash dividends paid	(38)	-
Contingent acquisition payments	-	(75)
Principal payments on capital leases	-	(36)
Net cashfrom financing activities	682	971
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Net (decrease)/increase in cash and cash equivalents	(321)	92
Cash and cash equivalents at beginning of period	748	661
Cash and cash equivalents at end of period	$427	$753
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$190	$93
Income taxes	$14	$17
Non cash investing and financing activities:
Dividends on convertible preferred stock	$114	$207

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

Going Concern

The Company has a history of net losses and the net loss for the nine months ended June 30, 2018 is $6.3 million, which includes a charge of $4.6 million for goodwill impairment. Cash flows used in operations was $972 for the nine months ended June 30, 2018 and we expect to continue to incur negative cash flows for the rest of the fiscal year. As of June 30, 2018, we had $427 in cash available to fund operations and debt service costs. The Company has a line of credit of up to $2.5 million with Heritage Bank of Commerce (“Heritage Bank”), however, borrowing capability is based on eligible accounts receivable. At June 30, 2018, the Company had no additional borrowing ability on the Heritage Bank line of credit.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows, and additional financing.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Management intends to finance operating costs over the next twelve months with existing cash on hand and additional financing. Our future financing plans include issuing public or private equity securities, including selling common stock, and pursuing funding through new debt instruments. Management will also continue with its long-term cost reduction plan initiated in fiscal 2015, reevaluating its operations to decrease expenses commensurate with expected revenues. These sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. Management therefore concludes there is substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2018.

These condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending September 30, 2018. The accompanying September 30, 2017 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2017.

Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements, except as already disclosed in these financial statements.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. As of  June 30, 2018, the Company elected to early adopt ASU 2017-04. In performing an interim impairment test at June 30, 2018, the Company recorded a $4.6 million impairment charge, which represented the excess of carrying value compared to fair value prior to recording the impairment charge. All future goodwill impairment tests will be performed according to ASU 2017-04.

.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2019.  Companies may adopt ASU 2014-09 using either the retrospective method, under which each prior reporting period is presented under ASU 2014-09, with the option to elect certain permitted practical expedients, or the modified retrospective method, under which a company adopts ASU 2014-09 from the beginning of the year of initial application with no restatement of comparative periods, with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of initial application as an adjustment to retained earnings, with certain additional required disclosures. The Company plans to adopt the standard using the modified retrospective method to restate each prior reporting period presented.

As the Company has substantially completed its assessment of all potential impacts of the new standard, it currently believes that the impact will not be significant. A large portion of the Company’s business is for the licensing of Software-as-a-Service (SaaS) term-based software licenses bundled with maintenance and support. Under current GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. To apply the new revenue standard, a company must first determine whether a contract includes a promise of a license of intellectual property.  A separate promise of a license exists when (1) the customer has the contractual right to take possession of the software at any time without significant penalty and (2) the customer can run the software on its own hardware or contract with another party unrelated to the vendor to host of the software.  Neither of these criteria are met with our current SaaS licensing arrangements, therefore, revenue recognition will continue to be recognized over the period of service. Revenue recognition related to our professional services is expected to remain substantially unchanged.

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

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	June 30, 2018	September 30, 2017
Accounts receivable	$2,061	$3,174
Unbilled receivables	214	41
Subtotal	2,275	3,215
Allowance for doubtful accounts	(172)	(189)
Accounts receivable and unbilled receivables, net	$2,103	$3,026

As of June 30, 2018, two customers represented 15% and 10% of accounts receivable. As of September 30, 2017, two customers represented 23% and 14% of accounts receivable. Unbilled receivables represent amounts recognized as revenue for which invoices have not yet been sent.

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

The Company believes the carrying values for accounts receivable and accounts payable and short term debt approximate current fair values as of June 30, 2018 and September 30, 2017 because of their short-term nature and durations. The carrying value of long term debt also approximates fair value as of June 30, 2018 and September 30, 2017 based upon the Company’s ability to acquire similar debt at similar maturities.

In October 2017, the Company recorded a liability associated with a warrant to purchase common stock issued to Montage Capital II, L.P (“Montage Capital”). The fair value of the warrant liability will utilize a Level 3 input. To determine the value of the warrant liability, the Company used a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our shares to trade in an active market. The Monte Carlo option-valuation model also uses certain assumptions to determine the fair value, including expected life and annual volatility. Such inputs used to value the warrant liability include an expected life of eight (8) years, annual volatility of 80%, and a risk-free interest rate of 2.24%.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The fair value of the warrant liability was valued at the loan execution date in the amount of $341 and will be revalued at the end of each reporting period to fair value. The fair value of the warrant is included in Other long term liabilities in the Condensed Consolidated Balance Sheet. Changes in fair value are included in interest expense in the Condensed Statement of Operations in the period the change occurs. In total, the Company has recorded a change in fair value of ($156) since the original valuation in October 2017. The fair value of the warrant at June 30, 2018 is $185.

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2018 are as follows:

	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability	$-	$-	$185	$185
Total Liabilities	$-	$-	$185	$185

Warrant liability is reflected in Other long term liabilities on the Condensed Consolidated Balance Sheet.

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liability.

Nine Months Ended June 30,
2018
Balance at beginning of period, October 1, 2017	$-
Additions	341
Adjustment to fair value	(3)
Balance at end of period, December 31, 2017	$338
Additions	-
Adjustment to fair value	(20)
Balance at end of period, March 31, 2018	$318
Additions	-
Adjustment to fair value	(133)
Balance at end of period, June 30, 2018	$185

5.   Goodwill

Changes in the carrying amount of goodwill are as follows:

	As of	As of
	June 30, 2018	September 30, 2017
Balance at beginning of period	$12,641	$12,641
Impairment	(4,615)	-
Balance at end of period	$8,026	$12,641

The carrying value of goodwill is not amortized, but is tested for impairment annually as of September 30, as well as, whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may not be recoverable.  The Company early adopted ASU 2017-04 during the quarter ended June 30, 2018.

The purpose of an impairment test is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill to its fair value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The fair value measurement was calculated at June 30, 2018 using the Company’s market price which is classified as Level 3 within the fair value hierarchy under U.S. GAAP.

In performing the interim impairment test at June 30, 2018, Management concluded that goodwill was impaired by $4.6 million.  This amount is reflected as a reduction in goodwill of $4.6 million in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2018 with the offset as an expense in the Company’s Condensed Consolidated Statement of Operations.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

6.   Intangible Assets

The components of intangible assets are as follows:

	As of	As of
	June 30, 2018	September 30, 2017
Domain and trade names	$10	$10
Customer related	18	179
Non-compete agreements	21	74
Balance at end of period	$49	$263

Total amortization expense related to intangible assets was $71 for both the three months ended June 30, 2018 and 2017 and $214 for the both the nine months ended June 30, 2018 and 2017. Amortization expense is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal years 2018 (remaining) and 2019 is $28 and $21, respectively.

7.   Restructuring

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

The following table summarizes the restructuring activity for the three and nine months ended June 30, 2018:

Facility Closures and Other Costs
Balance at beginning of period, October 1, 2017	$176
Charges to operations	-
Cash disbursements	(67)
Changes in estimates	-
Balance at end of period, December 31, 2017	$109
Charges to operations	140
Cash disbursements	(121)
Changes in estimates	(20)
Balance at end of period, March 31, 2018	$108
Charges to operations	2
Cash disbursements	(21)
Changes in estimates	-
Accretion Expense	4
Balance at end of period, June 30, 2018	$93

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The components of the accrued restructuring liabilities is as follows:

	As of	As of
	June 30, 2018	September 30, 2017
Facilities and related	$93	$133
Other	-	43
Total	$93	$176

As of June 30, 2018, $78 was reflected in Accrued Liabilities and $15 in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet. As of September 30, 2017, $119 is reflected in Accrued Liabilities and $57 is reflected in Other Long Term liabilities in the Condensed Consolidated Balance Sheet.

8.   Debt

Debt as of June 30, 2018 and September 30, 2017 consists of the following:

	As of	As of
	June 30, 2018	September 30, 2017
Line of credit borrowings	$2,267	$2,500
Term loan - Montage Capital	1,000	-
Subtotal debt	$3,267	$2,500
Other (debt discount)	(259)	-
Total debt	$3,008	$2,500
Less current portion	198	-
Long term debt, net of current portion	$2,810	$2,500

Heritage Line of Credit

In June 2016, the Company entered into a new Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Agreement” or “Loan Agreement”). The Heritage Agreement had an original a term of 24 months but was amended in 2017 to a maturity date of June 9, 2019 and then further extended on August 10, 2018 to September 7, 2019 (Eighth Amendment). The Company paid an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the second year.  The facility fee is $6 on each anniversary thereafter. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric. The Company and Heritage Bank mutually agree upon minimum quarterly Adjusted EBITDA amounts for each fiscal year within thirty days following the beginning of each fiscal year. The Company was in compliance with all financial covenants as of June 30, 2018.

The Heritage Agreement provides for up to $2.5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $2.5 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time. The borrowings or credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity.  Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, (currently 6%). As of June 30, 2018, the Company had an outstanding balance under the Loan Agreement of $2.3 million.

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

Amendments – Heritage Bank

On October 6, 2017, a fourth amendment to the Heritage Agreement (“Fourth Amendment”) was executed. The Fourth Amendment included a consent to the Company’s incurrence of additional indebtedness from Montage and the grant of a second position lien to Montage (See Subsequent Events). In addition, Heritage Bank and Montage entered into an Intercreditor Agreement dated October 10, 2017, and acknowledged by the Company.

On November 27, 2017, a fifth amendment to the Heritage Agreement (“Fifth Amendment”) was executed. The Fifth Amendment included the Adjusted EBITDA metrics for the second half of fiscal 2017 and the first six months of fiscal 2018. Thereafter, the Company and Heritage Bank shall mutually agree upon minimum quarterly Adjusted EBITDA amounts for each fiscal year within thirty days following the beginning of each fiscal year.

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

On August 10, 2018, the eighth Amendment was executed (“Eighth Amendment”). The Eighth Amendment extended the maturity date of the loan to September 7, 2019.

Montage Capital II, L.P. Loan Agreement

On October 10, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Montage Capital II, L.P. (“Montage”). The Loan Agreement has a thirty-six (36) month term which expires on October 10, 2020. The Loan Agreement provides for up to $1.5 million of borrowing in the form of a non-revolving term loan which may be used by the Company for working capital purposes. $1 million of borrowing was advanced on the date of closing. An additional $500 thousand of borrowing was available at the Company’s option through May 31, 2018 in the event that the Company achieved certain financial milestones and is otherwise in compliance with its loan covenants (the “Second Tranche”). However, the Company did not borrow the Second Tranche, as the financial milestones were not achieved, and the option expired. Borrowings bear interest at the rate of 12.75% per annum. The Company paid a fee of $47 to Montage at closing. Interest only payments are due and payable during the first nine months of the Loan. Commencing on July 1, 2018, the Company shall be obligated to make principal payments of $26 per month. All remaining principal and interest shall be due and payable at maturity. Borrowings are secured by a second position lien on all of the Company’s assets including intellectual property and general intangibles. Pursuant to the Loan Agreement, the Company is also required to comply with certain financial covenants.  The Loan is subordinate to the Company’s senior debt facility with Heritage Bank. Heritage Bank consented to the Company’s incurrence of additional indebtedness from Montage and the grant of a second position lien to Montage. In addition, Heritage Bank and Montage entered into an intercreditor agreement dated October 10, 2017, and acknowledged by the Company. The Company was not in compliance with the EBITDA financial covenants as of March 31, 2018, but received a waiver (“First Amendment”). On May 10, 2018, the first amendment to the Montage Agreement (“First Amendment”) was executed. The First Amendment included the Adjusted EBITDA metrics for the third quarter of fiscal 2018 and a waiver for not achieving the Adjusted EBITDA metrics for the quarter ended March 31, 2018. The Company was in compliance with all financial covenants as of June 30, 2018.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As additional consideration for the Loan, the Company issued to Montage an eight-year warrant (the “Warrant”) to purchase 66,315 shares of the Company’s common stock at a price equal to $2.65 per share. The Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage shall have the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Warrant will be surrendered to the Company for cancellation. At the loan execution, the initial fair value of the Warrant was $341. The fair value as of June 30, 2018 is $185. The warrants were initially valued with certain assumptions, including the probability of exercising the Second Tranche, which would require the issuance of additional warrants of 33,767. However, the Second Tranche was not exercised resulting in a decrease in the fair value of the warrant. The Warrant is classified as a liability with an offsetting entry to debt discounts, which will be amortized over the life of the Loan Agreement. Total amortization of the debt discount for the three and nine months ended June 30, 2018 was $28 and $82. For the three and nine months ended June 30, 2018, the total adjustments to fair value were ($133) and ($156). Adjustments to fair value are recorded as interest expense in the Condensed Consolidated Statement of Operations with the offset to warrant liability currently included in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet.

9.   Other Long Term Liabilities

Deferred Rent

In connection with the lease in Massachusetts, the Company made an investment in leasehold improvements at this location of approximately $1.4 million, of which approximately $657 was funded by the landlord. The capitalized leasehold improvements were being amortized over the initial life of the lease. The improvements funded by the landlord were treated as lease incentives. Accordingly, the funding received from the landlord was recorded as a fixed asset addition and a deferred rent liability on the Condensed Consolidated Balance Sheets. The Company terminated this lease effective March 1, 2018 and reversed the remaining deferred rent liability of $118. As of June 30, 2018, deferred rent of $7 was reflected in Accrued Liabilities on the Condensed Consolidated Balance Sheet related to the Company’s Chicago office. As of September 30, 2017, deferred rent of $154 was reflected in Accrued Liabilities and $43 was reflected in Other long term liabilities on the Condensed Consolidated Balance Sheet.

Warrant Liability

The warrant issued to Montage Capital is included in Other Long Term Liabilities in the Condensed Consolidated Balance Sheet. The fair value of the warrant was valued at the loan execution date in the amount of $341 and is revalued at the end of each reporting period to fair value. The fair value at June 30, 2018 was $185, a reduction of $156. Changes in fair value are recorded as expense in the period the change occurs.

10.   Shareholders’ Equity

Preferred Stock

In October 2014, the Company sold 200,000 shares of Series A convertible preferred stock (the “Preferred Stock”) at a purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The current conversion price is $16.25, and is subject to adjustment in the event of stock splits or stock dividends. Any accrued but unpaid dividends on the shares of Preferred Stock to be converted shall also be converted in common stock at the conversion price. A mandatory provision also may provide that the Company will have the right to require the holders to convert shares of Preferred Stock into Conversion Shares if (i) the Company’s common stock has closed at or above $32.50 per share for ten consecutive trading days and (ii) the Conversion Shares are (A) registered for resale on an effective registration statement or (B) may be resold pursuant to Rule 144. As of June 30, 2018, a total of 1,636 shares of preferred stock have been converted to 1,007 shares of common stock. The Preferred Shares shall vote with the Common on an as converted basis.

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

As of June 30, 2018, the Company has issued 64,000 shares of Preferred Stock as PIK dividends to the preferred shareholders, which is the maximum amount of cumulative PIK dividends authorized. Therefore, all future dividends payments will be cash dividends. Effective January 1, 2017, cumulative dividends are payable at a rate of 12% per year, as after two years, any Preferred Stock dividends increase from 6% to 12% per year.

Stock Incentive Plans

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan replaced an older plan that expired in August 2016. New option grants are only issued from the new 2016 Plan, but the Company still maintains options under the older plan until they are exercised or expire. The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Initially, a total of 500,000 shares of the Company’s Common Stock is reserved for issuance under this new plan. As of June 30, 2018, there were 460,246 options outstanding under both plans and 260,534 shares available for future issuance.

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

As of June 30, 2018, the total warrants outstanding were 584,308 issued as follows: 218,455 warrants were issued to the placement agents in connection with private placements, 299,538 warrants were issued to individual investors in connection with private placements, debt issuances and bank guarantees, and 66,315 warrants were issued to Montage Capital. Certain of the Company’s officers and directors have also been issued warrants. Included in the total warrants outstanding are warrants to purchase 8,600 shares of common stock issued to the Company’s CEO and President, Roger Kahn, in connection with the November 2016 Private Placement, in which he purchased shares of common stock. Also included in the total warrants outstanding are warrants to purchase 153,297 shares of common stock issued to Michael Taglich. Michael Taglich is a member of the Board of Directors and a shareholder. Michael Taglich has been issued warrants in connection with his participation as an investor in private offerings and issuance of loans to the Company. He has also guaranteed $1.5 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank for which he received warrants totaling 86,000. Michael Taglich is also a principal of Taglich Brothers, Inc who have been the placement agents for many of the Company’s private placements.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Total warrants outstanding as of June 30, 2018 were as follows:

	Issue
Type	Date	Shares	Price	Expiration

Placement Agent	9/30/2013	6,157	$32.50	9/30/2018
Placement Agent	11/6/2013	3,078	$32.50	11/6/2018
Placement Agent	3/28/2014	12,800	$26.25	3/28/2019
Placement Agent	10/28/2014	12,308	$16.25	10/28/2019
Director/Shareholder	12/31/2014	12,000	$20.00	12/31/2019
Director/Shareholder	2/12/2015	12,000	$20.00	2/12/2020
Director/Shareholder	5/12/2015	12,000	$20.00	5/12/2020
Director/Shareholder	7/21/2015	32,000	$8.75	7/21/2018
Director/Shareholder	12/31/2015	6,000	$20.00	12/31/2020
Placement Agent	5/17/2016	86,778	$3.75	5/17/2021
Placement Agent	5/11/2016	53,334	$3.75	5/11/2021
Placement Agent	7/15/2016	44,000	$4.60	7/15/2021
Investors	11/9/2016	213,538	$3.50	5/9/2022
Director/Shareholder	12/31/2016	6,000	$20.00	12/31/2021
Financing	10/10/2017	66,315	$2.65	10/10/2025
Director/Shareholder	12/31/2017	6,000	$20.00	12/31/2021
Total		584,308

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, September 30, 2017	450,646	$7.02	539,593	$8.18
Granted	19,900	$2.47	72,315	$4.09
Exercised	-	$-	-	$-
Forfeited or expired	(10,300)	$(7.72)	(27,600)	$31.25
Outstanding, June 30, 2018	460,246	$6.80	584,308	$6.58

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Number of options granted	none	10,000	19,900	20,200
Volatility	n/a	85.30%	80.52%	84.95%
Estimated life (in years)	n/a	6	6	6
Risk-free interest rate	n/a	1.95%	2.50%	1.96%
Weighted-average fair value per share of grants	n/a	$2.74	$1.73	$2.47

11.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(5,162)	$(332)	$(6,272)	$(1,270)
Accrued dividends on convertible preferred stock	(79)	(71)	(231)	(207)
Net loss applicable to common shareholders	$(5,241)	$(403)	$(6,503)	$(1,477)

Weighted average common shares outstanding - basic and diluted	4,241	4,196	4,223	4,129

Net loss per share attributable to common shareholders:
Basic and diluted	$(1.24)	$(0.10)	$(1.54)	$(0.36)

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted net income per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants and convertible preferred stock using the “treasury stock” method. For both the three and nine months ended June 30, 2018 and 2017, the computation of diluted loss per share does not include all of stock options, warrants and convertible preferred stock as they are anti-dilutive.

12.  Income Taxes

Income tax expense for the three months ended June 30, 2018 and 2017 was $10 and $0, respectively, and $11 and $13 for the nine months ended June 30, 2018 and 2017, respectively. Income tax expense consists of the estimated liability for state income taxes owed by the Company.

The Company does not provide for U.S. income taxes on the undistributed earnings of its Indian subsidiary, which the Company considers to be a permanent investment. The Tax Act contains a provision requiring companies to repatriate all aggregate post 1986 earnings and profits of foreign corporations. The Company has estimated that the repatriation will be zero under a provisional basis because the foreign subsidiary has no income.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate.  For taxable years after December 31, 2017, the Tax Act reduces the federal corporate tax rate to 21 percent and as such will impact the Company’s fiscal 2018 tax calculations. For the nine months ended June 30, 2018, the U.S. federal statutory rate is a blended rate based upon the number of days in fiscal 2018 that the Company will be taxed at the former rate of 34 percent and the number of days that it will be taxed at the new rate of 21 percent. The reduction of the corporate tax rate will cause the Company to reduce its deferred tax assets to the lower federal base rate and adjust the allowance against the deferred tax asset by the same amount. The Company has not yet determined the impact the rate reduction will have on its gross deferred tax asset and liabilities and offsetting valuation allowance. The Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the three and nine month periods ended June 30, 2018.

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

14.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of June 30, 2018, the Company was not engaged with any material legal proceedings.

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

The Bridgeline Unbound platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the Bridgeline Unbound software resides on a dedicated server in either the customer’s facility or by Bridgeline via cloud-based hosted services model.

The Bridgeline Unbound Platform is an award-winning application recognized around the globe. Our teams of Microsoft Gold© certified developers have won over 100 industry related awards. In 2017, our Marketing Automation platform was named a 2017 SIIA CODiE Award finalist in the Best Marketing Solution category. In 2016, CIO Review selected Bridgeline Unbound (formerly iAPPS) as one of the 20 Most Promising Digital Marketing Solution Providers. This followed accolades from the SIIA (Software and Information Industry Association) which recognized Content Manager with the 2015 SIIA CODiE Award for Best Web Content Management Platform. Also in 2015, EContent magazine named Bridgeline’s Unbound Digital Engagement Platform to its Trendsetting Products list. The list of 75 products and platforms was compiled by EContent’s editorial staff, and selections were based on each offering’s uniqueness and importance to digital publishing, media, and marketing. We were also recognized in 2015 as a strong performer by Forrester Research, Inc in its independence report, “The Forrester Wave ™: Through-Channel Marketing Automation Platforms, Q3 2015.” In recent years, our Content Manager and Commerce products were selected as finalists for the 2014, 2013, and 2012 CODiE Awards for Best Content Management Solution and Best Electronic Commerce Solution, globally. In 2014 and 2013, Bridgeline Digital won twenty-five Horizon Interactive Awards for outstanding development of web applications and websites. Also in 2013, the Web Marketing Association sponsored Internet Advertising Competition honored Bridgeline Digital with three awards for customer websites and B2B Magazine selected Bridgeline Digital as one of the Top Interactive Technology companies in the United States. KMWorld Magazine Editors selected Bridgeline Digital as one of the 100 Companies That Matter in Knowledge Management and also selected Bridgeline’s Unbound (formerly iAPPS) as a Trend Setting Product in 2013.

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

Customer Information

We currently have over 3,000 active customers. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

For the three months ended June 30, 2018, two customers accounted for 12% and one customer accounted for 11% of revenue. For the three months ended June 30, 2017, one customer accounted for 16% and one customer accounted for 11% of revenue. For the nine months ended June 30, 2018, one customer accounted for 14% and one customer accounted for 12% of revenue. For the nine months ended June 30, 2017, one customer accounted for 13% and one customer accounted for 11% of revenue.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Customer A	12%	16%	14%	13%
Customer B	12%	11%	12%	11%
Customer C	11%	-	-	-

The Tax Cut and Jobs Act

The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse effect on our net income.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. We are in the process of analyzing the Act and its possible effects on the Company. The Act reduces the corporate tax rate to 21 percent from 34 percent, among other things. It could also require us to write down our deferred tax assets. The reduction of the corporate tax rate will cause the Company to reduce its deferred tax assets to the lower federal base rate with resulting adjustments to the allowance against the deferred tax asset. The Company has not yet determined the impact the rate reduction will have on its gross deferred tax assets and liabilities and the offsetting valuation allowance. Historically, the Company has a full allowance against the deferred tax assets.

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

Results of Operations for the Three and Nine Months Ended June 30, 2018 compared to the Three and Nine Months Ended June 30, 2017

Total revenue for the three months ended June 30, 2018 was $3.1 million compared with $4.1 million for the three months ended June 30, 2017.  We had a net loss of ($5.2) million for the three months ended June 30, 2018 compared with net loss of ($332) thousand for the three months ended June 30, 2017.  Included in the three months ended June 30, 2018 is a goodwill impairment charge of $4.6 million. Net loss per share applicable to common shareholders was ($1.24) for the three months ended June 30, 2018 and ($0.10) for the three months ended June 30, 2017.

Total revenue for the nine months ended June 30, 2018 was $10.8 million compared with $12.1 million for the nine months ended June 31, 2017.  We had a net loss of ($6.3) million for the nine months ended June 30, 2018 compared with net loss of ($1.3) million for the nine months ended June 30, 2017. Included in the three months ended June 30, 2018 is a goodwill impairment charge of $4.6 million. Net loss per share applicable to common shareholders was ($1.54) for the nine months ended June 30, 2018 and ($0.36) for the nine months ended June 30, 2017.

Results of Operations

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended			Ended	Ended
	June 30,	June 30,	$	%	June 30,	June 30,	$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Net revenue:
Digital enagement services	$1,578	$2,121	(543)	(26%)	$5,559	$6,298	(739)	(12%)
% of total net revenue	51%	52%			52%	52%
Subscription and perpetual licenses	1,262	1,711	(449)	(26%)	4,367	5,018	(651)	(13%)
% of total net revenue	41%	42%			40%	42%
Managed service hosting	243	242	1	0%	839	743	96	13%
% of total net revenue	8%	6%			8%	6%
Total net revenue	$3,083	$4,074	$(991)	(24%)	$10,765	$12,059	$(1,294)	(11%)

Cost of revenue:
Digital engagement costs	977	1,297	(320)	(25%)	3,666	3,569	97	3%
% of digital engagement services revenue	62%	61%			66%	57%
Subscription and perpetual licenses	510	473	37	8%	1,503	1,468	35	2%
% of subscription and perpetual revenue	40%	28%			34%	29%
Managed service hosting	47	65	(18)	(28%)	213	209	4	2%
% of managed service hosting revenue	19%	27%			25%	28%
Total cost of revenue	1,534	1,835	(301)	(16%)	5,382	5,246	136	3%
Gross profit	$1,549	$2,239	$(690)	(31%)	$5,383	$6,813	$(1,430)	(21%)
Gross profit margin	50%	55%			50%	56%

Operating expenses:
Sales and marketing	991	1,193	(202)	(17%)	3,045	3,661	(616)	(17%)
% of total revenue	32%	29%			28%	30%
General and administrative	625	801	(176)	(22%)	2,156	2,395	(239)	(10%)
% of total revenue	20%	20%			20%	20%
Research and development	406	393	13	3%	1,221	1,175	46	4%
% of total revenue	13%	10%			11%	10%
Depreciation and amortization	93	126	(33)	(26%)	305	468	(163)	(35%)
% of total revenue	3%	3%			3%	4%
Goodwill impairment	4,615	-	4,615	-	4,615	-	4,615	-
% of total revenue	150%	-	-	-	43%	-
Restructuring charges	6	49	(43)	(88%)	187	249	(62)	(25%)
% of total revenue	-	1%			2%	2%
Total operating expenses	6,736	2,562	4,174	163%	11,529	7,948	3,581	45%

Loss from operations	(5,187)	(323)	(4,864)	1,506%	(6,146)	(1,135)	(5,011)	441%
Interest (income)/expense and other (income)/expense, net	35	(9)	44	(489%)	(115)	(122)	7	(6%)
Loss before income taxes	(5,152)	(332)	(4,820)	1,452%	(6,261)	(1,257)	(5,004)	398%
Provision for income taxes	10	-	10	-	11	13	(2)	(15%)

Net loss	$(5,162)	$(332)	$(4,830)	1,455%	$(6,272)	$(1,270)	$(5,002)	394%

Non-GAAP Measure:
Adjusted EBITDA	$(332)	$49	$(381)	(778%)	$(611)	$81	$(692)	(854%)

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of implementation and retainer related services. In total, revenue from digital engagement services decreased $543 thousand, or 26%, for the three months ended June 30, 2018 compared to three months ended June 30, 2017 and decreased $739 thousand, or 12%, for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017.  Digital engagement services revenue as a percentage of total revenue decreased to 51% from 52% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and remained at 52% for both the nine months ended June 30, 2018 and the nine months ended June 30, 2017.  The decreases are attributable to the decreases in new engagement sales compared to the prior period.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses decreased $449 thousand, or 26%, to $1.3 million for the three months ended June 30, 2018 compared to $1.7 million for the three months ended June 30, 2017 and decreased $651 thousand, or 13%, to $4.4 million for the nine months ended June 30, 2018 compared to $5.0 million for the nine months ended June 30, 2017. The decrease for the three and nine months ended June 30, 2018 compared to the prior periods is attributable to a decline in SaaS licenses and Perpetual licenses, partially due to attrition of a customer who was acquired and did not renew its contract. Subscription and perpetual license revenue as a percentage of total revenue decreased to 41% from 42% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and decreased to 40% for the nine months ended June 30, 2018 from 42% compared to the nine months ended June 30, 2017. The decrease as a percentage of revenues is attributable to the decreases in new license sales.

Subsequent to the quarter ended June 30, 2018, we received notice from a large customer with multiple contracts that they will not be renewing one of their contracts with the Company. This is expected to result in a decline in subscription license revenue commencing in the quarter ended December 31, 2018. If we do not replace this revenue with new license revenue, the impact could be a decline in license revenue approximately $375 thousand per quarter, which may also result in a negative impact on our financial condition or results of operations. This revenue could be replaced by winning new engagements, as well as, strategic opportunities that we may choose to pursue.

Managed Service Hosting

Revenue from managed service hosting increased slightly to $243 thousand for the three months ended June 30, 2018 compared to $242 thousand for the three months ended June 30, 2017 and increased $96 thousand, or 13%, to $839 thousand for the nine months ended June 30, 2018 compared to $743 thousand for the nine months ended June 30, 2017. The increase is due to new hosting contracts for perpetual licenses sold in the second half of fiscal 2017, offset with a loss from existing customers. Managed services revenue as a percentage of total revenue increased to 8% for the three and nine months ended June 30, 2018 from 6% compared to the three and nine months ended June 30, 2017. The increases as a percentage of revenue is attributable to the increase in customer hosting contracts.

Costs of Revenue

Total cost of revenue decreased $301 thousand, or 16%, to $1.5 million for the three months ended June 30, 2018 compared to $1.8 million for the three months ended June 30, 2017 and increased $136 thousand, or 3%, to $5.4 million for the nine months ended June 30, 2018 compared to $5.2 million for the nine months ended June 30, 2017. The gross profit margin declined to 50% for the three months ended June 30, 2018 compared to 55% for the three months ended June 30, 2017 and declined to 50% for the nine months ended June 30, 2018 compared to 56% for the nine months ended June 30, 2017. The decline in the gross profit margin for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 is attributable to an increase in costs to support our SaaS environment. The decline in the gross profit margin for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 is attributable to an increase in costs to support our SaaS environment and third party subcontractor costs that were incurred at a lower gross margin in order to complete a project for a strategic customer.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $320 thousand, or 25%, to $977 thousand for the three months ended June 30, 2018 compared to $1.3 million for the three months ended June 30, 2017 and increased $97 thousand, or 3%, to $3.7 million for the nine months ended June 30, 2018 compared to $3.6 million for the nine months ended June 30, 2017. The cost of digital engagement services as a percentage of digital engagement services revenue increased to 62% from 61% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and increased to 66% from 57% for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017.  The increases for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 are due to a decrease in margins and decrease in digital engagement revenue. The increases for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 are due to costs for third-party subcontractors that were incurred at a lower gross margin in order to complete a project for a strategic customer.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $37 thousand, or 8%, to $510 thousand for the three months ended June 30, 2018 compared to $473 thousand for the three months ended June 30, 2017 and increased $35 thousand to $1.5 million for the nine months ended June 30, 2018 compared to $1.5 million for the nine months ended June 30, 2017. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 40% from 28% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and increased to 34% from 29% for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. Costs to support SaaS licenses are primarily fixed costs.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $18 thousand, or 28%, to $47 thousand for the three months ended June 30, 2018 compared to $65 thousand for the three months ended June 30, 2017 and increased $4 thousand, or 2%, to $213 thousand for the nine months ended June 30, 2018 compared to $209 thousand for the nine months ended June 30, 2017. The cost of managed services as a percentage of managed services revenue decreased to 19% from 27% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and decreased to 25% from 28% for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. The costs to support our network operations center have primarily increased with our transition to a cloud-based model with Amazon Web Services, however this infrastructure does not require investment in capital equipment. We transitioned to Amazon Web Services during the second and third quarter of 2017.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $202 thousand, or 17%, to $991 thousand for the three months ended June 30, 2018 compared to $1.2 million for the three months ended June 30, 2017 and decreased $616 thousand, or 17%, to $3.0 million for the nine months ended June 30, 2018 compared to $3.7 million for the nine months ended June 30, 2017.  Sales and marketing expenses represented 32% and 29% of total revenue for the three months ended June 30, 2018 and 2017, respectively, and 28% and 30% of total revenue for the nine months ended June 30, 2018 and 2017, respectively. The decreases for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 is attributable to decreases in sales personnel and related compensation expenses. The decreases for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 is attributable to decreases in sales personnel and related compensation expenses and marketing expenses.

Administrative Expenses

General and administrative expenses decreased $176 thousand, or 22%, to $625 thousand for the three months ended June 30, 2018 compared to $801 thousand for the three months ended June 30, 2017 and decreased $239 thousand, or 10%, to $2.2 million for the nine months ended June 30, 2018 compared to $2.4 million for the nine months ended June 30, 2017. General and administrative expenses represented 20% of total revenue for both the three months ended June 30, 2018 and 2017, and both the nine months ended June 30, 2018 and 2017. The decreases for the three and nine months ended June 30, 2018 compared to the three and nine months ended June 30, 2017 is attributable to decreases in compensation and other general expenses.

Research and Development

Research and development expense increased $13 thousand, or 3%, to $406 thousand for the three months ended June 30, 2018 compared to $393 thousand for the three months ended June 30, 2017 and increased $46 thousand, or 4%, to $1.2 million for the nine months ended June 30, 2018 compared to $1.2 million for the nine months ended June 30, 2017.  Research and development expenses represented 13% and 10% of total revenue the three months June 30, 2018 and 2017, respectively, and 11% and 10% of total revenue for the nine months ended June 30, 2018 and 2017, respectively. The increase in research and development expense for the three months and nine months ended June 30, 2018 compared to the three and nine months ended June 30, 2017 is due to an increase in compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased $33 thousand, or 26%, to $93 thousand for the three months ended June 30, 2018 compared to $126 thousand for the three months ended June 30, 2017 and decreased $163 thousand, or 35%, to $305 thousand for the nine months ended June 30, 2018 compared to $468 thousand for the nine months ended June 30, 2017.  Depreciation and amortization has decreased due to asset retirements related to the termination of leases and closing offices, as well as reductions in capital expenditures. Depreciation and amortization represented 3% of revenue for both the three months ended June 30, 2018 and 2017 and 3% and 4% of revenue for the nine months ended June 30, 2018 and June 30, 2017, respectively.

Goodwill impairment

The Company performed an interim impairment test at June 30, 2018, due to various factors including a decline in our stock price and recurring losses. At June 30, 2018, we elected to early adopt ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. The interim impairment test was performed in accordance with ASU 2017-04 by comparing the Company’s fair value with its carrying amount, resulting in an impairment charge of $4.6 million.

Restructuring Expenses

Commencing in fiscal 2015, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions. As part of these restructuring initiatives, we recorded $6 thousand and $49 thousand for the three months ended June 30, 2018 and 2017, respectively, and $187 thousand and $249 thousand for the nine months ended June 30, 2018 and 2017, respectively. Included in the three and nine months ended June 30, 2018, were costs to terminate and restructure our Burlington, Massachusetts corporate headquarters and costs to dispose of property and equipment at this location.

Net Loss

Loss from operations

The loss from operations was ($5.2) million for three months ended June 30, 2018 compared to a loss of ($323) thousand in the prior period and a loss from operations of ($6.1) million for the nine months ended June 30, 2018 compared to a loss of ($1.1) million for the nine months ended June 20, 2017. Included in the three months and nine months ended June 30, 2018 is a goodwill impairment charge of $4.6 million. Excluding the goodwill impairment charge from operating expenses in the three months ended June 30, 2018, operating expenses decreased $441 thousand or 17% compared to June 30, 2017. Excluding the goodwill impairment charge from operating expenses in the nine months ended June 30, 2018, operating expenses decreased $1.0 million or 13%. We have made concerted efforts to decrease operating expenses in line with the decline in revenues.

Loss before income taxes

We have loans such as our line of credit with Heritage Bank of Commerce (“Heritage Bank”) and Montage Capital that accrue and pay interest on a monthly basis. We issued a warrant in connection with the Montage Capital loan that is classified as a liability with an offsetting entry to debt discounts. Debt discounts are recorded as interest expense and amortized over the life of the Loan Agreement. Total amortization of the debt discount for the three and nine months ended June 30, 2018 was $28 thousand and $82 thousand. Adjustments to fair value are recorded as interest (income)/ expense. The total adjustments to fair value were ($133) thousand and ($156) thousand for the three and nine months ended June 30, 2018, respectively.

Income Taxes

The provision for income tax expense was $10 thousand for the three months ended June 30, 2018. There was no provision for income tax recorded for the three months ended June 30, 2017. The provision for income tax expense was $11 thousand and $13 thousand for the nine months ended June 30, 2018 and 2017, respectively.  Income tax expense represents the estimated liability for state income taxes owed.

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

The following table reconciles net loss (which is the most directly comparable GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(5,162)	$(332)	$(6,272)	$(1,270)
Provision for income tax	10	-	11	13
Interest expense, net	98	29	282	94
Change in fair value of warrant	(133)	-	(156)	-
Amortization of intangible assets	71	71	214	214
Depreciation	20	53	85	216
Goodwill impairment	4,615	-	4,615	-
Restructuring charges	6	49	187	297
Other amortization	17	18	50	84
Stock based compensation	126	161	373	433
Adjusted EBITDA	$(332)	$49	$(611)	$81

Adjusted EBITDA for the three and nine months ended June 30, 2018 decreased compared to the three and nine months ended June 30, 2017. The decreases were due primarily to decreases in revenues.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $972 thousand for the nine months ended June 30, 2018 compared to cash used in operating activities of $823 thousand for the nine months ended June 30, 2017. This increase in the use of cash compared to the prior period was primarily to the decrease in accounts receivable and increase in net loss.

Investing Activities

Cash from investing activities was $30 thousand for the nine months ended June 30, 2018 compared to $59 thousand for the nine months ended June 30, 2017.  We do not expect to expend significant dollars for computer equipment or to capitalize any software in the next twelve months.

Financing Activities

Cash from financing activities was $682 thousand for the nine months ended June 30, 2018 compared to $971 thousand for the nine months ended June 30, 2017. Cash provided by financing activities for the nine months ended June 30, 2018 is primarily attributable to a new term loan for gross proceeds of $1.0 million with Montage Capital II, L.P, offset by net payments on the Heritage Bank Line of Credit of $233.

Capital Resources and Liquidity Outlook

Going Concern

The Company has a history of net losses and the loss for the nine months ended June 30, 2018 is $6.3 million, which includes a charge for goodwill impairment of $4.6 million. Cash flows used in operations was $972 thousand for the nine months ended June 30, 2018 and we expect to continue to incur negative cash flows for the rest of the fiscal year. As of June 30, 2018, we had $427 thousand in cash available to fund operations and debt service costs. The Company has a line of credit of up to $2.5 million with Heritage Bank, however, borrowing capability is based on eligible accounts receivable. At June 30, 2018, the Company had no additional borrowing ability on the Heritage Bank line of credit, but there may be availability to borrow in the future.

Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date these financial statements are available to be issued. The ability to continue as a going concern is dependent upon profitable future operations, positive cash flows, and additional financing.

Management intends to finance operating costs over the next twelve months with existing cash on hand and additional financing. Our future financing plans include issuing public or private equity securities, including selling common stock, and pursuing funding through new debt instruments. Management will also continue with its long-term cost reduction plan initiated in fiscal 2015, reevaluating its operations to decrease expenses commensurate with expected revenues. These sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. Management therefore concludes there is substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2018.

It is not certain that all or part of the Heritage Bank line of credit will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Commitments and Contingencies

As of June 30, 2018, we have no material commitments or contingencies.

Critical Accounting Policies

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended September 30, 2017, filed with the Securities and Exchange Commission ("SEC") on December 21, 2017, that have had a material impact on our condensed consolidated financial statements and related notes.

See Note 2 to the Unaudited Condensed Consolidated Financial Statements pertaining to the new accounting standard for income tax reporting, as well as, Recently Issued Accounting Pronouncements.

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

As of June 30, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic filings with the Securities and Exchange Commission within the required time period.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following summarizes all sales of our unregistered securities during the quarter ended June 30, 2018. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

Stock Options

There were no stock options granted during the fiscal quarter ended June 30, 2018.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1(i)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013)

3.1(ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2015)

3.1(iii)	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014)

3.1(iv)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on July 24, 2017)

4.1 (i)	Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K Filed on November 4, 2016)

10.1	Eighth Amendment to the Loan and Security Amendment between Bridgeline Digital, Inc. and Heritage Bank of Commerce, dated August 10, 2018

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

August 14, 2018	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

August 14, 2018	/s/ Michael Prinn
Date	Michael Prinn Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)