Form 10-K
period 2018-09-30
Bridgeline Digital, Inc.
filed 2018-12-28
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit. Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,551,051 based on the closing price of $2.06 of the issuer’s common stock, par value $0.001 per share, as reported by the NASDAQ Stock Market on March 31, 2018.

On December 12, 2018, there were 13,849,225 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward Looking Statement

Statements contained in this Annual Report on Form 10-K that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital Market, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, dependence on third parties, the security of our software and response to cyber security risks, our ability to meet our financial obligations and commitments, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, and our ability to respond to government regulations. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described herein and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I

Item 1.   Business.

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers maximize the performance of their full digital experience from websites and intranets to eCommerce experiences. Bridgeline’s Unbound platform (formerly iAPPS) is a Digital Experience Platform that deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics (Insights) with the goal of assisting marketers to deliver exceptional digital experiences that attract, engage, nurture and convert their customers across all channels. Bridgeline offers a core accelerator framework for rapidly implementing digital experiences on the Bridgeline Unbound Platform which provides customers with cost-effective solutions in addition to velocity to market.

Bridgeline’s Unbound platform combined with its professional services assists customers in digital business transformation, driving lead generation, increasing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. The Bridgeline Unbound platform bridges the gaps between web content management, eCommerce, eMarketing, social and web analytics by providing all of these components in one unified and deeply integrated platform.

Our Unbound Franchise product empowers large franchises, healthcare networks, associations/chapters and other multi-unit organizations to manage a large hierarchy of digital properties at scale. The platform provides an easy-to-use administrative console that enables corporate marketing to provide consistency in branding and messaging while providing flexible publishing capabilities at the local-market level. The platform empowers brand networks to unify, manage, scale and optimize a hierarchy of web properties and marketing campaigns on a global, national and local level.

The Unbound platform is delivered through a cloud-based software as a service (“SaaS”) model, whose flexible architecture provides customers with state-of-the-art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the software resides on a dedicated infrastructure in either the customer’s facility or manage-hosted by Bridgeline via a cloud-based hosted services model.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Burlington, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, MA; Chicago, IL; and New York, NY.  The Company has one wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd., which is located in Bangalore, India.

Products and Services

Products

Bridgeline Unbound Platform

Subscription and Perpetual Licenses

Bridgeline Unbound is available as either a SaaS or perpetual license and is reported as subscription and perpetual licenses in the accompanying consolidated financial statements.

The Bridgeline Unbound platform provides a unified common set of shared software modules that are critical to today’s mission critical websites, on-line stores, intranets, extranets, and portals. The Bridgeline Unbound platform empowers companies and developers to create websites, web applications and online stores with advanced business logic, state-of-the-art graphical user interfaces, and improved quality.

The Bridgeline Unbound platform is a Digital Experience Platform (DXP) platform that unifies Content Management, eCommerce, eMarketing, and Analytic capabilities deep within the websites, intranets or online stores in which they reside, enabling customers to enhance and optimize the value of their web properties and better engage their website users. The Bridgeline Unbound platform significantly enhances WEM and Customer Experience Management (CXM) capabilities.

The Bridgeline Unbound Franchise offering was built specifically to support the needs of multi-unit organizations and franchises. Bridgeline's cloud-based platform allows companies to execute local marketing campaigns, follow SEO best practices, drive eCommerce initiatives, and measure results with actionable analytics.

The Bridgeline Unbound suite of products includes:

●

Bridgeline Unbound Experience Manager is a marketing automation engine and content management system in one – delivering the digital experiences consumers demand. Centered on robust audience segmentation and list management, the tool allows marketers to easily create personalized customer journeys. Each Bridgeline Unbound implementation incorporates a set of flexible templates and modules to get you started quickly in building your full digital experience with Bridgeline Unbound Pro. From there, you can opt to further customize these templates and incorporate any necessary custom application integrations with Bridgeline Unbound Enterprise to meet an organizations unique business needs.

●

Bridgeline Unbound Content Manager allows non-technical users to create, edit, and publish content via a browser-based interface. The advanced, easy-to-use interface allows businesses to keep content and promotions fresh - whether for a public commercial site or a company intranet. Bridgeline Unbound Content Manager handles the presentation of content based on a sophisticated indexing and security scheme that includes management of front-end access to online applications. The system provides a robust library functionality to manage permissions, versions and organization of different content types, including multimedia files and images. Administrators are able to easily configure a simple or advanced workflow. The system can accommodate the complexity of larger companies with strict regulatory policies. Bridgeline Unbound Content Manager is uniquely integrated and unified with Bridgeline Unbound Insights, Bridgeline Unbound Commerce, and Bridgeline Unbound Marketing; providing our customers with precise information, accurate results, expansion options, and stronger user adoption.

●

Bridgeline Unbound Commerce is an online B2B and B2C Commerce solution that allows users to maximize and manage all aspects of their domestic and international Commerce initiatives. The customizable dashboard provides customers with a real-time overview of the performance of their online stores, including sales trends, demographics, profit margins, inventory levels, inventory alerts, fulfillment deficiencies, average check out times, potential production issues, and delivery times. Bridgeline Unbound Commerce also provides backend access to payment and shipping gateways. In combining Bridgeline Unbound Commerce with Bridgeline Unbound Insights and Bridgeline Unbound Marketing, our customers can take their Commerce initiatives to an advanced level by personalizing their product offerings, improving their marketing effectiveness, providing value-added services and cross selling additional products. Bridgeline Unbound Commerce is uniquely integrated and unified with Bridgeline Unbound Insights, Bridgeline Unbound Content Manager, and Bridgeline Unbound Marketing; providing our customers with precise information, more accurate results, expansion options, and stronger user adoption.

●

Bridgeline Unbound Marketing is a powerful online marketing management solution that helps marketers drive more qualified traffic to their sites through personalized and highly targeted marketing automation flows. Marketing's powerful feature set includes end-to-end campaign administration - from drag-and-drop landing pages with our flexible form builder to behavior-based drip email campaigns, add-on dynamic contact and distribution list management, event-based response marketing, wizard-driven email campaign creation, as well as built-in goal tracking tools to measure campaign effectiveness and ROI.

●

Bridgeline Unbound Insights provides the ability to manage, measure and optimize web properties by recording detailed events and subsequently mine data within a web application for statistical analysis. Our customers have access to information regarding where their visitors are coming from, what content and products their viewers are most interested in, and how they navigate through a particular web application. Through user-definable web reports, Bridgeline Unbound Insights provides deep insight into areas like visitor usage, content access, age of content, actions taken, event triggers, and reports on both client and server-side events. Bridgeline Unbound Insight’s smart recommendation engine uses this data and identifies actionable solutions enabling our customers to optimize site content and reach their digital campaign goals.

●

Bridgeline Unbound Social is a social media management solution that empowers customers to easily set up customized watch lists tailored by social network, topic, or author to monitor relevant conversations happening on social media, popular websites and blogs. Customers can also prioritize and engage in conversations across the web and leverage the power of publishing content to department, dealer, franchise or other social media accounts.

●

Bridgeline Unbound Franchises is a web content management and eCommerce platform built specifically to support the needs of multi-unit organizations and franchises. Bridgeline Unbound Franchise deeply integrates content management, eCommerce, eMarketing, and web analytics and is a self-service web platform that is offered to each authorized franchise or multi-unit organization for a monthly subscription fee. Bridgeline Unbound Franchise acts as a control center for a large organization’s distributed websites enabling local content publishing that is managed through a workflow approval process that gives corporate marketing control of the brand and message. Bridgeline Unbound Franchise also supports responsive design that adapts to specific device screen sizes access a website, driving more positive user experiences and engagement. Bridgeline Unbound Franchise is a cloud-based SaaS solution.

Services

Revenue from Digital Engagement Services

Revenue from all digital engagement services is reported as digital engagement services in the accompanying consolidated financial statements.

Digital Engagement Services

Digital engagement services address specific customer needs such as digital strategy, web design and web development, usability engineering, information architecture, and Search Engine Optimization (SEO) for their mission critical web site, intranet or online store. Application development engagements are often sold as part of a multiple element arrangement that includes our software products, hosting arrangements (i.e. Managed Service Hosting) that provide for the use of certain hardware and infrastructure through our partnership with Amazon Web Services, or retained professional services subsequent to completion of the application development.

Digital Strategy Services

Bridgeline helps customers maximize the effectiveness of their online marketing activities to ensure that their web applications can be exposed to the potential customers that use search engines to locate products and services. Bridgeline’s SEO services include competitive analysis, website review, keyword generation, proprietary leading page technology, ongoing registration, monthly reports, and monitoring. Bridgeline’s web analytics experts offer consulting and assistance in implementing Bridgeline Unbound Insights or any other type of web analytics package.

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

Sales and Marketing

Overview

Bridgeline employs a direct sales force to sell enterprise Bridgeline Unbound engagements. Our direct sales force focuses its efforts selling to mid-sized and large companies. These companies are generally categorized in the following vertical markets: financial services, retail brand names, health services and life sciences, technology (software and hardware), credit unions and regional banks, as well as associations and foundations.

We also pursue strategic alliances that will enhance the sales and distribution opportunities of Bridgeline Unbound related intellectual property.

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

Acquisitions

There were no acquisitions during the fiscal years ended September 30, 2018 and 2017.

Research and Development

We have research and development activities focusing on creating new products and innovations, product enhancements, and funding future market opportunities. In both fiscal 2018 and 2017, research and development expenses were approximately $1.6 million, or 12% of revenues for fiscal 2018 and 10% for fiscal 2017.

Employees

We had 55 employees worldwide as of September 30, 2018. All of these employees were full time employees.

Customers

We primarily serve the following vertical markets that we believe have a history of investing in information technology enhancements and initiatives:

●	Franchises/Multi-unit Organizations
●	Health Services and Life Sciences
●	Technology (software and hardware)
●	Credit Unions and Regional Banks
●	Associations and Foundations

For the year ended September 30, 2018, three customers each generated approximately 10% - 14% of our revenue. For the year ended September 30, 2017, two customers generated approximately 11% - 12% of our revenue.

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

We believe we compete adequately with others and we distinguish ourselves from our competitors in a number of ways, including:

●

We believe our competitors generally offer their web application software typically as a single point of entry type product (such as content management only, or commerce only) as compared to the deeply integrated approach as provided by the Bridgeline Unbound platform.

●

We believe our competitors can generally only deploy their solutions in either a Cloud/SaaS environment or in a dedicated server environment. The Bridgeline Unbound platform’s architecture is flexible and is capable of being deployed in either a Cloud/SaaS or dedicated server environment.

●

We believe the majority of our competitors do not provide interactive technology development services that complement their software products. Our ability to develop mission critical web sites and online stores on our own deeply integrated Bridgeline Unbound platform provides a quality end-to-end solution that distinguishes us from our competitors.

●	We believe the interface of the Bridgeline Unbound platform has been designed for ease of use without substantial technical skills.

●	Finally, we believe the Bridgeline Unbound platform offers a competitive price-to-functionality ratio when compared to our competitors.

Patents, Trademarks, and Trade Secrets

We own a number of trade secrets, licenses and trademarks related to Bridgeline products and services and their loss could have a material adverse effect on the Company. We do not own any patents. For additional information see Risk Factor –  If we are unable to protect our proprietary technology and other intellectual property rights, our ability to compete in the marketplace may be substantially reduced.

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available upon request, on our website www.bridgeline.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of the following are also available through our website on the “About Us - Investor Information” page and are available in print to any shareholder who requests it:

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

We may require additional financing to execute our business plan and further expand our operations.

We may require additional funding to further expand our operations. We currently have a borrowing facility with Heritage Bank of Commerce from which we can borrow, which matures on January 1, 2020 and this line is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future. In addition, we received a term loan for $1.0 million from Montage Capital II, L.P, for which we will pay principal and interest on through October 2020. The balance of this loan at September 30, 2018 is $922,000. We also depend on other sources of financing and this may not be available to us in a timely basis if at all, or on terms acceptable to us. Further, our ability to obtain financing may be limited by rules of the Nasdaq Capital Market. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our operations, and this would have a material adverse effect on our business.

Our debt obligations and operating lease commitments may adversely affect our financial condition and cash flows from operations.

We maintain a $2.5 million line of credit with our bank, Heritage Bank of Commerce, as well as a non-revolving term loan through Montage Capital II, L.P., both of which are secured by all of our assets and intellectual property. Further, we have contractual commitments in operating lease arrangements, which are not reflected on our consolidated balance sheets. Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Further, our operations may not generate sufficient cash to enable us to service our debt or contractual obligations resulting from our leases. If we fail to make a payment on our debt, we could be in default on such debt. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we would be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

Although as of September 30, 2018, we were in compliance with all financial covenants required pursuant to our borrowing facilities, we have failed to satisfy such covenants in the past. A failure to comply with the covenants and other provisions of our outstanding debt could result in events of default under such instruments, which could permit acceleration of all of our borrowings under our revolving credit facility as well as our non-revolving term loan. Any required repayment of our borrowing facilities as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business. In addition, in the event we do not have sufficient cash resources to repay our borrowings when due, we may be required to forfeit all or some of our assets to the banks as a result of their security interest in our assets, which would negatively impact our business, financial condition and future prospects, and we may not be able to continue as a going concern.

We have incurred significant net losses since inception and expect continue to incur operating losses for the foreseeable future. We may never achieve or sustain profitability, which would depress the market price of our common stock and could cause you to lose all or a part of your investment.

We have incurred net losses in each fiscal year since our inception in 2000, including net losses of $7.2 million (inclusive of goodwill impairment charge of $4.9 million) and $1.6 million for the fiscal years ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $61.8 million. We do not know whether or when we will become profitable. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our revenue and quarterly results may fluctuate, which could adversely affect our stock price.

We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include, among others:

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

The length of our sales cycle can fluctuate significantly, which could result in significant fluctuations in license revenues being recognized from quarter to quarter.

The decision by a customer to purchase our products often involves the development of a complex implementation plan across a customer’s business. This process often requires a significant commitment of resources both by prospective customers and us. Given the significant investment and commitment of resources required in order to implement our software, it may take several months, or even several quarters, for marketing opportunities to materialize. If a customer’s decision to purchase our products is delayed or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenue from these sales would be delayed. Such delays and fluctuations could cause our revenue to be lower than expected in a particular period and we may not be able to adjust our costs quickly enough to offset such lower revenue, potentially negatively impacting our results of operations.

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

We are dependent upon a small number of major customers, and a failure to renew our licenses with such customers could reduce our revenue.

During fiscal year 2018, three of our customers in aggregate accounted for approximately 37% of total sales. Our customers have no obligation to renew their subscription licenses, and some customers have elected not to do so, including a number of our large customers in the recent two fiscal years. Our license renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market, or constraints or changes in budget priorities faced by our customers. A decline in license renewal rates could cause our revenue to decline which would have a material adverse effect on our operations.

In the fourth quarter of fiscal 2018, we received notice from a large customer with multiple contracts that they will not be renewing one of their contracts with the Company. This is expected to result in a decline in subscription license revenue commencing in the quarter ended December 31, 2018. If we do not replace this revenue with new license revenue, the impact could be a decline in license revenue approximately $375 thousand per quarter, which may also result in a negative impact on our financial condition or results of operations.

We face intense and growing competition, which could result in price reductions, reduced operating margins and loss of market share.

We operate in a highly competitive marketplace and generally encounter intense competition to create and maintain demand for our services and to obtain service contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The market for our Bridgeline Unbound platform (Content Manager, Insights, Commerce, Marketier, Social) and web development services are competitive and rapidly changing. Barriers to entry in such markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which may result in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

The web development/services market is highly fragmented with a large number of competitors and potential competitors. Our prominent public company competitors are Big Commerce, Salesforce (Commerce Cloud), Episerver, Hubspot, Sitecore, and Adobe (Experience Manager). We face competition from customers and potential customers who develop their own applications internally. We also face competition from potential competitors that are substantially larger than we are and who have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

There may be a limited market for our common stock, which may make it more difficult for you to sell your stock and which may reduce the market price of our common stock.

The average shares traded per day in fiscal 2018 was approximately 406,000 shares per day compared to approximately 26,000 shares for fiscal 2017, 38,000 for fiscal 2016 and 3,000 for fiscal 2015. Our average trading volume of our common stock can be very sporadic and may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. A low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve either now or in the future.

The market price of our common stock is volatile which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this annual report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. During fiscal 2018, the closing price of our common stock as reported by NASDAQ fluctuated between $3.03 and $0.86. We are required to meet certain financial criteria in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. If we fail this requirement then NASDAQ will issue a notice that we are not in compliance and we will need to take corrective actions in order to not be delisted. Such corrective actions could be a reverse stock split.

We have received a notice of delisting of our common stock from NASDAQ’s Listing Qualifications Department.  If we fail to raise the minimum closing bid price of our common stock to at least $1.00 per share, which may include a reverse stock split, our common stock will be delisted from trading on the NASDAQ Capital Market.

During fiscal 2018, the closing price of our common stock as reported by NASDAQ fluctuated between $3.03 and $0.86. We are required to meet certain financial criteria in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. On November 20, 2018, we received an initial notification letter from the Nasdaq Listing Qualifications Department indicating that the bid price of our common stock had closed below the $1.00 minimum for at least 30 consecutive business days. If the bid price of our common stock does not regain compliance by achieving a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days prior to May 20, 2019, our shares may be subject to delisting from NASDAQ.  Although management does not have any current plans, corrective action to increase our minimum closing bid price above $1.00 may include a reverse stock split.

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

We depend on a third-party cloud platform provider to host our Bridgeline Unbound SaaS environment and managed services business and if we were to experience a disruption in service, our business and reputation could suffer.

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

We have acquired multiple businesses since our inception in 2000. Future acquisitions could involve substantial investment of funds or financings by issuance of debt or equity securities and could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt. Any such acquisition may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so based upon less than optimal capital structure. Our inability to take advantage of growth opportunities for our business or to address risks associated with acquisitions or investments in businesses may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have an adverse material effect on the price of our common stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. Provisions in our amended and restated bylaws and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated bylaws require that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated bylaws.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Increasing government regulation could affect our business and may adversely affect our financial condition.

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to electronic commerce. In addition, an inability to satisfy the standards of certain voluntary third-party certification bodies that our customers may expect, such as an attestation of compliance with the Payment Card Industry (“PCI”) Data Security Standards, may have an adverse impact on our business and results. Further, there are various statutes, regulations, and rulings relevant to the direct email marketing and text-messaging industries, including the Telephone Consumer Protection Act (“TCPA”), the CAN-SPAM Act and related Federal Communication Commission (“FCC”) orders. The interpretation of many of these statutes, regulations, and rulings is evolving in the courts and administrative agencies and an inability to comply may have an adverse impact on our business and results. If in the future we are unable to achieve or maintain industry-specific certifications or other requirements or standards relevant to our customers, it may harm our business and adversely affect our results.

We may also expand our business in countries that have more stringent data protection laws than those in the United States, and such laws may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. In particular, the European Union has passed the General Data Protection Regulation (“GDPR”), which came into force on May 25, 2018. The GDPR includes more stringent operational requirements for entities that receive or process personal data (as compared to U.S. privacy laws and previous EU laws), along with significant penalties for non-compliance, more robust obligations on data processors and data controllers, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. Additionally, both laws regulating privacy and third-party products purporting to address privacy concerns could negatively affect the functionality of, and demand for, our products and services, thereby reducing our revenue.

We have issued preferred stock with rights senior to our common stock, and may issue additional preferred stock in the future, in order to consummate a merger or other transaction necessary to continue as a going concern.

Our Certificate of Incorporation authorizes the issuance of up to 1.0 million shares of preferred stock, par value $0.001 per share, without shareholder approval and on terms established by our board of directors, of which 264,000 shares have been designated as Series A Preferred and 5,000 shares have been designated as Series B Preferred. We may issue additional shares of preferred stock in order to consummate a financing or other transaction, in lieu of the issuance of common stock. The rights and preferences of any such class or series of preferred stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of our common stock.

We have never paid dividends on our common stock and we do not anticipate paying dividends in the future.

We have never paid cash dividends and do not believe that we will pay any cash dividends on our common stock in the future. Since we have no plan to pay cash dividends, an investor would only realize income from his investment in our shares if there is a rise in the market price of our common stock, which is uncertain and unpredictable.

Item 1B. Unresolved Staff Comments

Not required.

Item 2.   Properties.

The following table lists our offices, all of which are leased:

Geographic Location	Address	Size
Boston, Massachusetts	80 Blanchard Road Burlington, Massachusetts 01803	6,360 square feet, professional office space
Chicago, Illinois	318 W Adams Street Chicago, IL 60606	875 square feet, professional office space
New York, New York	150 Woodbury Road Woodbury, NY 11797	1,605 square feet, professional office space

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

Year Ended September 30, 2018	High	Low

Fourth Quarter	$3.75	$0.79
Third Quarter	$3.50	$1.03
Second Quarter	$2.89	$1.81
First Quarter	$4.45	$2.11

Year Ended September 30, 2017	High	Low

Fourth Quarter	$3.12	$2.12
Third Quarter	$4.15	$2.65
Second Quarter	$4.55	$3.11
First Quarter	$3.95	$2.26

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our common shareholders in the near future. During fiscal 2018 and 2017, we did issue stock dividends to holders of our Series A preferred stock. As of December 18, 2018, our common stock was held of record by approximately 2,100 shareholders. Most of the Company’s shares of common stock are held in street name through one or more nominees.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following summarizes all sales of our unregistered securities during the year ended September 30, 2018 for which more information is disclosed on our Form 8-Ks. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

(1)	In February 2018, the Company issued 41,006 shares of restricted common stock at $2.39 to four members of its Board of Directors in lieu of cash payments for their services as board members.

The stock option securities were issued exclusively to our directors, executive officers and employees. The issuance of options and the shares of common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemptions from the registration provisions of the Securities Act set forth in Section 4(a)(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 6.   Selected Financial Data.

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks including our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital Market, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, dependence on third parties, the security of our software and response to cyber security risks, our ability to meet our financial obligations and commitments, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, and our ability to respond to government regulations. These and other risks are more fully described herein and in our other filings with the Securities and Exchange Commission.

This section should be read in combination with the accompanying audited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers maximize the performance of their full digital experience from websites and intranets to eCommerce experiences. Bridgeline’s Unbound platform integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics (Insights) with the goal of assisting marketers to deliver digital experiences that attract, engage, nurture, and convert their customers across all channels. Bridgeline offers a core accelerator framework for rapidly implementing digital experiences on the Bridgeline Unbound Platform which provides customers with cost-effective solutions in addition to velocity to market. Bridgeline’s Unbound platform combined with its professional services assists customers in digital business transformation, driving lead generation, increasing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. The Bridgeline Unbound platform bridges the gaps between web content management, eCommerce, eMarketing, social and web analytics by providing all of these components in one unified and deeply integrated platform. Our Unbound Franchise product empowers large franchises, healthcare networks, associations/chapters and other multi-unit organizations to manage a large hierarchy of digital properties at scale. The platform provides an easy-to-use administrative console that enables corporate marketing to provide consistency in branding and messaging while providing flexible publishing capabilities at the local-market level. The platform empowers brand networks to unify, manage, scale and optimize a hierarchy of web properties and marketing campaigns on a global, national and local level.

The Unbound platform is delivered through a cloud-based software as a service (“SaaS”) multi-tenant business model, whose flexible architecture provides customers with state of the art deployment providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the software resides on a dedicated server in either the customer’s facility or hosted by Bridgeline via a cloud-based hosted services model.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Burlington, Massachusetts. The Company maintains regional field offices serving the following geographical locations: Boston, MA; Chicago, IL; and New York, NY.  The Company has one wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

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

Sales and Marketing

Bridgeline employs a direct sales force and each sale takes on average three to six months to complete. Each franchise/multi-unit organization sale takes on average one year to complete. Our direct sales force focuses its efforts selling to medium-sized and large companies. These companies are generally categorized in the following vertical markets: (i) financial services; (ii) franchises/multi-unit organizations; (iii) retail brand names; (iv) health services and life sciences; (v) technology (software and hardware); (vi) credit unions and regional banks and (vii) associations and foundations. We have five sales geographic locations in the United States.

Acquisitions

Bridgeline will continue to evaluate expanding its distribution of Bridgeline Unbound and its interactive development capabilities through acquisitions. We may make additional acquisitions in the foreseeable future. These potential acquisitions will be consistent with our growth strategy by providing Bridgeline with new geographical distribution opportunities, an expanded customer base, an expanded sales force and an expanded developer force. In addition, integrating acquired companies into our existing operations allows us to consolidate the finance, human resources, legal, marketing, research and development of the acquired businesses with our own internal resources, hence reducing the aggregate of these expenses for the combined businesses and resulting in improved operating results.

Customer Information

We currently have over 3,000 active customers. For the year ended September 30, 2018, three customers each represented approximately 10% - 14% of the Company’s total revenue. For the year ended September 30, 2017, two customers each represented approximately 11% - 12% of the Company’s total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2018 (“fiscal 2018”) decreased to $13.6 million from $16.3 million for the fiscal year ended September 30, 2017 (“fiscal 2017”). Loss from operations for fiscal 2018 was ($7.0) million, which included a goodwill impairment charge of $4.9 million, compared with loss from operations of ($1.4) million for fiscal 2017. We had a net loss for fiscal 2018 of ($7.2) million, including a goodwill impairment charge of $4.9 million, compared with a net loss of ($1.6) million for fiscal 2017. Loss per share attributable to common shareholders for fiscal 2018 was ($1.78) compared with loss per share attributable to common shareholders of ($0.45) for fiscal 2017.

RESULTS OF OPERATIONS	Years Ended September 30,
(dollars in thousands)	2018	2017	$ Change	% Change

Revenue
Digital engagement services
iAPPS digital engagement services	$6,914	$8,498	$(1,584)	(19%)
% of total revenue	51%	52%
Subscription and perpetual licenses	5,609	6,788	(1,179)	(17%)
% of total revenue	41%	42%
Managed service hosting	1,045	1,007	38	4%
% of total revenue	8%	6%
Total revenue	13,568	16,293	(2,725)	(17%)

Cost of revenue

Digital engagement services
iAPPS digital engagement cost	4,473	4,911	(438)	(9%)
% of iAPPS digital engagement revenue	65%	58%
Subscription and perpetual licenses	2,011	1,969	42	2%
% of subscription and perpetual licenses revenue	36%	29%
Managed service hosting	264	280	(16)	(6%)
% of managed service hosting	25%	28%
Total cost of revenue	6,748	7,160	(412)	(6%)
Gross profit	6,820	9,133	(2,313)	(25%)
Gross profit margin	50%	56%

Operating expenses
Sales and marketing	3,951	4,807	(856)	(18%)
% of total revenue	29%	30%
General and administrative	2,852	3,256	(404)	(12%)
% of total revenue	21%	20%
Research and development	1,604	1,587	17	1%
% of total revenue	12%	10%
Depreciation and amortization	356	582	(226)	(39%)
% of total revenue	3%	4%
Goodwill impairment	4,859	-	4,859	-
% of total revenue	36%	-
Restructuring expenses	187	286	(99)	(35%)
% of total revenue	1%	2%
Total operating expenses	13,809	10,518	3,291	31%
% of total revenue	102%	65%

Loss from operations	(6,989)	(1,385)	(5,604)	405%
Interest and other expense, net	(233)	(201)	(32)	16%
Loss before income taxes	(7,222)	(1,586)	(5,636)	355%
(Benefit)/provision for income taxes	(3)	16	(19)	(119%)
Net loss	$(7,219)	$(1,602)	$(5,617)	351%

Non-GAAP Measure
Adjusted EBITDA	$(1,027)	$122	$(1,149)	(942%)

Revenue

Total revenue for the fiscal year ended September 30, 2018 decreased $2.7 million, or 17%, to $13.6 million from $16.3 million in fiscal 2017. Our revenue is derived from three sources: (i) digital engagement services; (ii) subscription and perpetual licenses; and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of Bridgeline Unbound implementation and retainer related services. Total revenue from digital engagement services decreased $1.6 million, or 19%, to $6.9 million in fiscal 2018 from $8.5 million in fiscal 2017. Digital engagement services revenue as a percentage of total revenue decreased to 51% in fiscal 2018 from 52% in fiscal 2017. The decreases are due to an overall decrease in license revenues generating fewer service engagements.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses decreased $1.2 million, or 17%, to $5.6 million in fiscal 2018 from $6.8 million in fiscal 2017. Subscription and perpetual license revenue as a percentage of total revenue decreased to 41% in fiscal 2018 from 42% in fiscal 2017. The decreases as a percentage of revenues is attributable to the decrease in both Bridgeline Unbound perpetual licenses and SaaS license revenues. The decline in SaaS licenses is partially due to attrition of customers not renewing contracts.

In the fourth quarter of fiscal 2018, we received notice from a large customer with multiple contracts that it will not be renewing one of its contracts with the Company. This is expected to result in a decline in subscription license revenue commencing in the quarter ended December 31, 2018. If we do not replace this revenue with new license revenue, the impact could be a decline in license revenue of approximately $375 thousand per quarter, which may also result in a negative impact on our financial condition or results of operations. This revenue could be replaced by winning new engagements, as well as strategic opportunities that we may choose to pursue.

Managed Service Hosting

Revenue from managed service hosting remained constant at $1.0 million for both fiscal 2018 and fiscal 2017. We were able to maintain renewals for hosting service contracts sold in previous periods.

Managed services revenue as a percentage of total revenue increased to 8% in fiscal 2018 from 6% in fiscal 2017. The increases as a percentage of revenue is attributable to the overall decreases in other revenue streams, primarily Digital engagement services.

Cost of Revenue

Total cost of revenue for the fiscal year ended September 30, 2018 decreased $412 thousand, or 6%, to $6.7 million from $7.2 million in fiscal 2017. The gross profit margin decreased to 50% for the fiscal 2018 compared to 56% for fiscal 2017. The decline in the gross profit margin for fiscal 2018 compared to fiscal 2017 is attributable to an increase in costs to support our SaaS environment and third-party subcontractor costs that were incurred at a lower gross margin in order to complete a project for a strategic customer.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $438 thousand, or 9%, to $4.5 million in fiscal 2018 from $4.9 million in fiscal 2017. The cost of total digital engagement services as a percentage of total digital engagement services revenue increased to 65% in fiscal 2018 from 58% in fiscal 2017. The decrease in cost of digital engagement services in fiscal 2018 compared to fiscal 2017 is due to a decrease in personnel costs. The increase as a percentage of digital engagement services revenue is attributable to an increase in third party consultants, which decrease the overall gross margin.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $42 thousand, or 2%, to $2.0 million in fiscal 2018 compared to $2.0 million in fiscal 2017. Costs to support SaaS licenses are primarily fixed costs.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 36% in fiscal 2018 from 29% in fiscal 2017. The increase is due to fixed costs to operate our cloud-based hosting model with Amazon Web Services without a commensurate increase in license revenue.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $16 thousand, or 6%, in fiscal 2018 to $264 thousand compared to $280 thousand in fiscal 2017. The cost of managed services as a percentage of managed services revenue decreased to 25% in fiscal 2018 from 28% in fiscal 2017. While certain costs to operate our cloud-based hosting model with Amazon Web Services are fixed, we were able to eliminate unnecessary variable costs and optimize without a commensurate increase in costs.

Gross Profit

Gross profit decreased $2.3 million, or 25%, in fiscal 2018 to $6.8 million compared to $9.1 million in fiscal 2017. The decrease in fiscal 2018 is primarily attributable to the decrease in revenues, as, overall costs decreased by 25%.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $856 thousand, or 18%, to $4.0 million in fiscal 2018 from $4.8 million in fiscal 2017. The decrease is primarily attributable to decreases in headcount and facility costs and travel related expenditures, partially offset by increases in marketing expenses. Sales and marketing expense as a percentage of total revenue decreased slightly to 29% in fiscal 2018 compared to 30% in fiscal 2017.

General and Administrative Expenses

General and administrative expenses decreased $404 thousand, or 12%, to $2.9 million in fiscal 2018 from $3.3 million in fiscal 2017. The decrease is attributable to decreases in headcount and overall administration expenses. General and administrative expense as a percentage of revenue increased to 21% in fiscal 2018 compared to 20% in fiscal 2017.

Research and Development

Research and development expense remained constant at $1.6 million for both fiscal 2018 and fiscal 2017. Research and development expense as a percentage of total revenue increased to 12% in fiscal 2018 compared to 10% for fiscal 2017. The increase as a percentage of total revenues in fiscal 2018 is a function of the decrease in total revenues in fiscal 2018.

Depreciation and Amortization

Depreciation and amortization expense decreased by $226 thousand, or 39%, to $356 thousand in fiscal 2018 from $582 thousand in fiscal 2017. This decrease is primarily attributable to retirement of fixed assets in relation to a reduction of office space during fiscal 2018, as well as a reduction in capital expenditure purchases in fiscal 2018. Depreciation and amortization as a percentage of total revenue decreased to 3% in fiscal 2018 from 4% in fiscal 2017.

Goodwill Impairment

The Company elected to early adopt Accounting Standards Update ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) during fiscal 2018 and performed an interim impairment test in its third fiscal quarter and an annual impairment test. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Goodwill is assessed at the consolidated level as one reporting unit. The total impairment charge for fiscal 2018 was $4.9 million.

Restructuring Expenses

Commencing in fiscal 2015 and through fiscal 2018, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease space is currently contractually occupied by a new sub-tenant for the remaining life of the lease. In the second quarter of fiscal 2017, the Company initiated a plan to shut down its operations in India, which it expects to be completed in early fiscal 2019.

In total, charges of $187 thousand and $286 thousand were recorded to restructuring expenses for fiscal 2018 and fiscal 2017, respectively, in the Consolidated Statement of Operations. The charges consist of the total lease expenses less sub-lease rental income, other miscellaneous lease termination costs, loss on disposal of fixed assets, and costs for severance and termination benefits.

Loss from Operations

The loss from operations was ($7.0) million for fiscal 2018 compared to a loss from operations of ($1.4) million for fiscal 2017, a decrease of ($5.6) million or 405% for fiscal 2018. The loss from operations for fiscal 2018 included a goodwill impairment charge of $4.9 million.

Provision for Income Taxes

We recorded an income tax benefit of $3 thousand for fiscal 2018 compared to an income tax expense of $16 thousand for fiscal 2017. The Company has net operating loss carryforwards and other deferred tax benefits, subject to the limitations discussed below, that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company established a valuation allowance against its net deferred tax assets, excluding the portion attributable to the alternative minimum tax at September 30, 2018 in the amount of $22 thousand, and established a full valuation allowance against its net deferred tax assets at September 30, 2017.

The Federal net operating loss (NOL) carryforward of approximately $30 million as of September 30, 2018 expires on various dates through 2038. Internal Revenue Code Section 382 places certain limitations on the amount of taxable income that can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation on utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

Adjusted EBITDA

We also measure our performance based on a non-U.S. GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation, and amortization and before inducement of debt charges, stock-based compensation expense, impairment of goodwill and intangible assets, and restructuring charges (“Adjusted EBITDA”).

We believe this non-U.S. GAAP financial measure of Adjusted EBITDA is useful to management and investors in evaluating our operating performance for the periods presented and provides a tool for evaluating our ongoing operations. Adjusted EBITDA, however, is not a measure of operating performance under U.S. GAAP and should not be considered as an alternative or substitute for U.S. GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with U.S. GAAP. Adjusted EBITDA as an operating performance measure has material limitations because it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, goodwill impairment, restructuring charges, loss on disposal of assets, other amortization and stock-based compensation, and therefore does not represent an accurate measure of profitability. As a result, Adjusted EBITDA should be evaluated in conjunction with net income for a complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable U.S. GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under U.S. GAAP.

The following table reconciles net loss (which is the most directly comparable U.S. GAAP operating performance measure) to EBITDA, and EBITDA to Adjusted EBITDA:

	Years Ended September 30,
	2018	2017
Net loss	$(7,219)	$(1,602)
Benefit for income taxes	(3)	16
Interest expense, net	244	128
Amortization of intangible assets	242	285
Depreciation	105	256
EBITDA	(6,631)	(917)
Goodwill impairment	4,859	-
Restructuring expenses	127	286
Loss on disposal of fixed assets	60	94
Other amortization	66	100
Stock-based compensation	492	559
Adjusted EBITDA	$(1,027)	$122

Adjusted EBITDA was ($1.0) million for fiscal 2018 compared with $122 thousand for fiscal 2017. This was primarily due to the decline in revenues.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $1.1 million for fiscal 2018 compared to cash used in operating activities of $940 thousand for fiscal 2017.  This increase in use of cash was driven by the decrease in accounts receivables collections and the decrease in operating income.

Investing Activities

Cash used in investing activities was $50 thousand for fiscal 2018 compared with $93 thousand for fiscal 2017. The decrease was primarily due to a reduction in purchases of capital equipment and software in fiscal 2018 than in fiscal 2017.

Financing Activities

Cash provided by financing activities remained constant at $1.1 million for fiscal 2018 and fiscal 2017. In fiscal 2018, we raised funds from a term note with Montage Capital II. L.P. and the promissory term notes issued in September 2018. We made net payments on our bank line of credit of $419 thousand. At September 30, 2018, we had an outstanding balance under our credit line with Heritage Bank of Commerce ("Heritage Bank") of $2.1 million.

Capital Resources and Liquidity Outlook

The Company has a history of net losses and the net loss for the fiscal year ended September 30, 2018 is $7.2 million, which includes a charge of $4.9 million for goodwill impairment. Cash flows used in operations was $1.1 million for the twelve months ended September 30, 2018 and we expect to continue to incur negative operating cash flows for the next fiscal year. The Company currently has a line of credit of up to $2.5 million with Heritage Bank, which matures on January 1, 2020, however, borrowing capability is based on eligible accounts receivable. At September 30, 2018, the Company had no additional borrowing ability on the Heritage Bank line of credit and the balance on the line of credit was $2.1 million.

In October 2018, the Company raised gross proceeds of $5.0 million in a public offering. The net proceeds to the Company from the public offering, after deducting the Underwriter’s fees and expenses, the Company’s offering expenses and the repayment of the promissory term notes issued in September 2018 were approximately $3.4 million.

Management intends to finance operating costs over the next twelve months with existing cash on hand. Our future financing plans include issuing public or private equity securities, including selling common stock, and pursuing funding through new debt instruments. Management will also continue to assess costs and evaluate its operations to decrease expenses commensurate with expected revenues. It is not certain that all or part of the Heritage Bank line of credit will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Contractual Obligations

We lease our facilities in the United States.  We currently have no future commitments that extend past fiscal 2020.

The following summarizes our future contractual obligations as of September 30, 2018:

(in thousands)	For the Year Ended September 30,
Payment obligations by year	FY19	FY20	FY21	Total
Line of credit	$-	$2,081	$-	$2,081
Montage Capital	312	610	-	922
Promissory Term Notes	941	-	-	941
Operating Leases (a)	159	56	-	215
	$1,412	$2,747	$-	$4,159

(a) Net of sublease income

Critical Accounting Policies

These critical accounting policies and estimates by our management should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements that were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The preparation of financial statements in accordance U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly make estimates and assumptions that affect the reported amounts of assets and liabilities. The most significant estimates included in our financial statements are the valuation of accounts receivable and long-term assets, including intangibles, goodwill and deferred tax assets, stock-based compensation, amounts of revenue to be recognized on service contracts in progress, unbilled receivables, and deferred revenue. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

Through fiscal 2018, we recorded revenues for software related deliverables in accordance with the guidance provided by ASC 985-605, Software-Revenue Recognition and revenues for non-software deliverables in accordance with ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. Under those standards, revenue is generally recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred or the services have been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is reasonably assured. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

Digital Engagement Services

Digital engagement services include professional services primarily related to the Company’s web development solutions that address specific customer needs such as digital strategy, information architecture and usability engineering, .Net development, rich media development, back end integration, search engine optimization, quality assurance and project management.

Digital engagement services are contracted for on either a fixed price or time and materials basis.  For its fixed price engagements, after assigning the relative selling price to the elements of the arrangement, the Company applies the proportional performance model (if not subject to contract accounting) to recognize revenue based on cost incurred in relation to total estimated cost at completion. The Company has determined that labor costs are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input when providing application development services. Customers are invoiced monthly or upon the completion of milestones. For milestone based projects, because milestone pricing is based on expected hourly costs and the duration of such engagements is relatively short, this input approach principally mirrors an output approach under the proportional performance model for revenue recognition on such fixed priced engagements.  For time and materials contracts, revenues are recognized as the services are provided.

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

When the Company licenses its software on a perpetual basis in a multiple element arrangement that arrangement typically includes PCS and application development services, and we follow the guidance of ASC Topic 605-985.  In assessing the hierarchy of relative selling price for PCS, we have determined that VSOE is established for PCS.  VSOE for PCS is based on the price of PCS when sold separately, which has been established via annual renewal rates. Similarly, when the Company licenses its software on a perpetual basis in a multiple element arrangement that also includes managed service hosting (“hosting”), we have determined that VSOE is established for hosting based on the price of the hosting when sold separately, which has been established based on renewal rates of the hosting contract.  Revenue recognition for perpetual licenses sold with application development services are considered on a case by case basis.  The Company has not established VSOE for perpetual licenses or fixed price development services and therefore in accordance with ASC Topic 605-985, when perpetual licenses are sold in multiple element arrangements including application development services where VSOE for the services has not been established, the license revenue is deferred and recognized using contract accounting. The Company has determined that services are not essential to the functionality of the software and it has the ability to make estimates necessary to apply proportional performance model. In those cases where perpetual licenses are sold in a multiple element arrangement that includes application development services where VSOE for the services has been established, the license revenue is recognized under the residual method and the application services are recognized upon delivery.

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

In performing the interim impairment test at June 30, 2018, Management concluded that goodwill was impaired by $4.6 million. The annual impairment test at September 30, 2018 resulted in further impairment of $243 thousand. This total amount is reflected as a reduction in goodwill of $4.9 million in the Company’s Consolidated Balance Sheet as of September 30, 2018 with the offset as an expense in the Company’s Consolidated Statement of Operations.

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

For fiscal 2017, the Company performed the annual assessment of goodwill during the fourth quarter and concluded that it was not more likely than not that the fair values of the reporting unit were less than their carrying amounts. We used the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. We concluded that it was not more likely than not that the fair value of our reporting unit was less than the corresponding carrying amount, and therefore it was not necessary to perform the two-step impairment test. The key qualitative factors that led to our conclusion included the following: (i) access to capital (ii) market acceptance of our products (iii) improvements in financial metrics and (iv) market value of the Company.

Accounting for Stock-Based Compensation

At September 30, 2018, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options. The two plans are more fully described in Note 12 of these consolidated financial statements.

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

We record current tax expense for incentive stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Bridgeline Digital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgeline Digital, Inc., and subsidiary (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2006.

Boston, MA
December 28, 2018

BRIDGELINE DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per data)

	As of September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$644	$748
Accounts receivable and unbilled receivables, net	1,721	3,026
Prepaid expenses and other current assets	473	352
Total current assets	2,838	4,126
Property and equipment, net	80	209
Intangible assets, net	20	263
Goodwill	7,782	12,641
Other assets	280	334
Total assets	$11,000	$17,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,577	$1,241
Accrued liabilities	580	920
Debt, current portion	1,017	-
Deferred revenue	594	1,466
Total current liabilities	3,768	3,627

Debt, net of current portion	2,574	2,500
Other long term liabilities	234	172
Total liabilities	6,576	6,299

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 264,000 shares designated as Series A Convertible Preferred stock: 264,000 and 262,364 at September 30, 2018 and 243,536 and 241,900 at September 30, 2017 issued and outstanding (liquidation preference $2,624 at September 30, 2018)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 4,241,225 at September 30, 2018 and 4,200,219 at September 30, 2017, issued and outstanding	5	4
Additional paid-in capital	66,548	65,869
Accumulated deficit	(61,778)	(54,249)
Accumulated other comprehensive loss	(351)	(350)
Total stockholders’ equity	4,424	11,274
Total liabilities and stockholders’ equity	$11,000	$17,573

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended September 30,
	2018	2017
Net revenue:
Digital engagement services	$6,914	$8,498
Subscription and perpetual licenses	5,609	6,788
Managed service hosting	1,045	1,007
Total net revenue	13,568	16,293
Cost of revenue:
Digital engagement services	4,473	4,911
Subscription and perpetual licenses	2,011	1,969
Managed service hosting	264	280
Total cost of revenue	6,748	7,160
Gross profit	6,820	9,133
Operating expenses:
Sales and marketing	3,951	4,807
General and administrative	2,852	3,256
Research and development	1,604	1,587
Depreciation and amortization	356	582
Goodwill impairment	4,859	-
Restructuring expenses	187	286
Total operating expenses	13,809	10,518
Loss from operations	(6,989)	(1,385)
Interest and other expense, net	(233)	(201)
Loss before income taxes	(7,222)	(1,586)
(Benefit)/provision for income taxes	(3)	16
Net loss	(7,219)	(1,602)
Dividends on convertible preferred stock	(310)	(281)
Net loss applicable to common shareholders	$(7,529)	$(1,883)
Net loss per share attributable to common shareholders:
Basic and diluted	$(1.78)	$(0.45)
Number of weighted average shares outstanding:
Basic and diluted	4,227,442	4,147,140

  The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended September 30,
	2018	2017
Net Loss	$(7,219)	$(1,602)

Other Comprehensive (Income)Loss: Net change in foreign currency translation adjustment	(1)	3
Comprehensive loss	$(7,220)	$(1,599)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2016	221	$-	3,727	$4	$64,217	$(52,366)	$(353)	$11,502
Issuance of common stock			429		860			860
Stock-based compensation expense					418			418
Issuance of common stock - contingent shares			1					-
Issuance of common stock - restricted shares			43		133			133
Stock dividends - issued	24				241	(207)		34
Stock dividends - declared						(74)		(74)
Preferred stock conversion to common	(1)		1
Net loss						(1,602)		(1,602)
Foreign currency translation							3	3
Balance at September 30, 2017	244	$-	4,201	$4	$65,869	$(54,249)	$(350)	$11,274
Issuance of common stock								-
Stock-based compensation expense					491			491
Issuance of common stock - restricted shares			41	1				1
Stock dividends - issued	18				188	(310)		(122)
Net loss						(7,219)		(7,219)
Foreign currency translation							(1)	(1)
Balance at September 30, 2018	262	$-	4,242	$5	$66,548	$(61,778)	$(351)	$4,424

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2018	2017
Cash flows used in operating activities:
Net loss	$(7,219)	$(1,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	60	94
Amortization of intangible assets	242	285
Depreciation	105	256
Other amortization	66	100
Goodwill impairment	4,859	-
Debt discount amortization	129	-
Change in fair value of warrant	(161)	-
Stock-based compensation	492	559
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled receivables	1,305	(477)
Prepaid expenses and other assets	(71)	77
Accounts payable and accrued liabilities	(41)	(163)
Deferred revenue	(872)	106
Other liabilities	(8)	(175)
Total adjustments	6,105	662
Net cash used in operating activities	(1,114)	(940)
Cash flows used in investing activities:
Purchase of equipment and improvements	(35)	(47)
Software development capitalization costs	(15)	(46)
Net cash used in investing activities	(50)	(93)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	852
Proceeds from term notes from Montage Capital, net of issuance costs	953	-
Proceeds from Promissory Term Notes	800	-
Borrowings on bank line of credit	920	2,177
Payments on bank line of credit	(1,339)	(1,792)
Principal payments on term notes from Montage Capital	(78)	-
Contingent acquisition payments	-	(75)
Principal payments on capital leases	-	(45)
Cash dividends paid on Convertible Preferred Series A stock	(195)	-
Net cash provided by financing activities	1,061	1,117
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Net (decrease)/increase in cash and cash equivalents	(104)	87
Cash and cash equivalents at beginning of year	748	661
Cash and cash equivalents at end of year	$644	$748
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$250	$128
Income taxes	$14	$18
Non cash investing and financing activities:
Stock dividends on Convertible Preferred Series A stock	$115	$281

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers with their digital experience from websites and intranets to eCommerce experiences. The Bridgeline Unbound platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the software resides on a dedicated server in either the customer’s facility or hosted by Bridgeline via a cloud-based hosted services model.

The Company was incorporated under the laws of the State of Delaware on August 28, 2000.

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

Liquidity

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund operations, develop new products, and build infrastructure. During the past two fiscal years and continuing into the current fiscal year, the Company has executed a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses.

The Company has a Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Bank” or “Heritage”). The Heritage Bank Loan and Security Agreement (“Heritage Agreement”) has a current maturity date of January 1, 2020. The Heritage Agreement currently provides for $2.5 million of revolving credit advances and may be used for acquisitions and working capital purposes. The credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity. As of September 30, 2018, the Company had an outstanding balance under the Heritage Agreement of $2.1 million and there was no additional borrowing capacity at September 30, 2018.

In October 2018, the Company raised gross proceeds of $5.0 million in a public offering. The net proceeds to the Company from the public offering, after deducting the Underwriter’s fees and expenses, the Company’s offering expenses and the repayment of promissory term notes were approximately $3.4 million.

Revenues have decreased in fiscal 2018 compared to fiscal 2017. The Company has made significant cost reductions over the past few years, but these reductions may not be enough to compensate for further declines in revenue in future periods.  While there can be no assurances that the anticipated sales will be achieved for future periods to provide positive cash flows, the Company’s management believes it will have an appropriate cost structure to support the revenues that will be achieved. As such, management believes that it is probable that we will meet our working capital, capital expenditure and debt repayment needs for the next twelve months from the financial statement date of issuance.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP (“Generally Accepted Accounting Principles”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these financial statements are the valuation of accounts receivable and long-term assets, including intangibles, goodwill and deferred tax assets, stock-based compensation, amounts of revenue to be recognized on service contracts in progress, unbilled receivables, and deferred revenue. Actual results could differ from these estimates under different assumptions or conditions.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company has no off-balance sheets risks such as foreign exchange contracts, interest rate swaps, option contracts or other foreign hedging agreements.

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

Through fiscal 2018, the Company recorded revenues for software related deliverables in accordance with the guidance provided by ASC 985-605, Software-Revenue Recognition and revenues for non-software deliverables in accordance with ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. Under those standards, revenue is generally recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) delivery has occurred or the services have been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the fees is reasonably assured. Billings made or payments received in advance of providing services are deferred until the period these services are provided.

The Company maintains a reseller channel to supplement our direct sales force for our Bridgeline Unbound platform. Resellers are generally located in territories where the Company does not have a direct sales force.  Customers generally sign a license agreement directly with the Company. Revenue from perpetual licenses sold through resellers is recognized upon delivery to the end user as long as evidence of an arrangement exists, collectability is probable, and the fee is fixed and determinable. Revenue for subscription licenses is recognized monthly as the services are delivered.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Digital engagement services also include retained professional services contracted for on an “on call” basis or for a certain amount of hours each month. Such arrangements generally provide for a guaranteed availability of a number of professional services hours each month on a “use it or lose it” basis.   For retained professional services sold on a stand-alone basis the Company recognizes revenue as the services are provided or over the term of the contractual retainer period. These arrangements do not require formal customer acceptance and do not grant any future right to labor hours contracted for but not used.

Managed Service Hosting

Managed service hosting includes hosting arrangements that provide for the use of certain hardware and infrastructure for those customers who do not wish to host the Company’s applications independently.  Hosting agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party generally upon 30-days’ notice.  Revenue is recognized monthly as the hosting services are provided.   Set up fees paid by customers in connection with managed hosting services are deferred and recognized ratably over the life of the hosting period.

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

Customers may also license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”.  SaaS is a model of software deployment where an application is hosted as a service provided to customers across the Internet.  Subscription agreements include access to the Company’s software application via an internet connection, the related hosting of the application, and PCS.  Customers receive automatic updates and upgrades, and new releases of the products as soon as they become available. Customers cannot take possession of the software.  Subscription agreements are either annual or month-to-month arrangements that provide for termination for convenience by either party upon 90 days’ notice.  Revenue is recognized monthly as the services are provided.  Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the life of subscription period or the expected lives of customer relationships. The Company continues to evaluate the length of the amortization period of the set up fees as the Company gains more experience with customer contract renewals.

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

When subscription arrangements are sold with application development services, the Company uses its judgment as to whether the application development services qualify as a separate unit of accounting. When subscription service arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration in multiple-deliverable arrangements at the inception of an arrangement to all deliverables based on the relative selling price model in accordance with the selling price hierarchy, which includes: (i) VSOE when available; (ii) TPE if VSOE is not available; and (iii) ESP if neither VSOE or TPE is available. For those subscription arrangements sold with multiple elements whereby the application development services do not qualify as a separate unit of accounting, the application services revenue is recognized ratably over the subscription period. Subscriptions also include a PCS component, and the Company has determined that the two elements cannot be separated and must be recognized as one unit over the applicable service period. Set up fees paid by customers in connection with subscription arrangements are deferred and recognized ratably over the longer of the life of the hosting period or the expected lives of customer relationships, which generally range from two to three years. The Company continues to evaluate the length of the amortization period of the set-up fees as we gain more experience with customer contract renewals and our newer product offerings.

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

Software development costs that are capitalized and are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements.  The Company capitalized $15 and $46 of costs in fiscal 2018 and fiscal 2017, respectively.

Intangible Assets

All intangible assets have finite lives and are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method as follows:

Description	Estimated Useful Life (in years)
Developed and core technology		3
Non-compete agreements	3	-	6
Customer relationships	5	-	6
Trademarks and trade names	1	-	10

Goodwill

The Company elected to early adopt Accounting Standards Update ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) during fiscal 2018. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Goodwill is assessed at the consolidated level as one reporting unit.

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

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined and impairment is recognized. If such fair value is less than the current carrying value, the asset is written down to the estimated fair value. There were no impairments in fiscal 2018 or 2017.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which consist principally of cash and cash equivalents, accounts receivable, accounts payable, and debt approximated their fair values at September 30, 2018 and 2017. The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of September 30, 2018 and September 30, 2017 because of their short-term nature and durations. The carrying value of debt instruments also approximates fair value as of September 30, 2018 and 2017 based on available market information and the Company’s ability to borrow comparable debt instruments, as well as renew current debt instruments under similar terms.

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment it operates or the reporting currency of the Company, the U.S. dollar.  The Company has determined that the functional currency of its Indian subsidiary is the Rupee.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Equity accounts are translated at historical rates, except for the change in retained earnings during the results of the income statement translation process. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recorded as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net (losses) and gains for fiscal 2018 and 2017 were $(1) and $3, respectively.  Transaction gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Segment Information

The Company has one reportable segment.

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

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $465 and $528 for fiscal 2018 and 2017, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan allowing all full-time employees who meet prescribed service requirements to participate. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2018 or fiscal 2017.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected the Company’s fiscal year ended September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate. For taxable years beginning after December 31, 2017, the Tax Act reduces the federal corporate tax rate to 21 percent and as such impacted the Company’s fiscal 2018 tax calculations. For the twelve months ended September 30, 2018, the U.S. federal statutory rate is a blended rate based upon the number of days in fiscal 2018 that the Company was taxed at the former rate of 34 percent and the number of days that it was taxed at the new rate of 21 percent. The reduction of the corporate tax rate caused the Company to revalue its deferred tax assets to the lower federal rate and correspondingly adjust the valuation allowance against the deferred tax assets by the same amount.

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

For fiscal 2018 and 2017, all outstanding options to purchase shares of the Company’s common stock totaling 457,846 and 450,646 respectively, were considered as anti-dilutive. Warrants to purchase shares of the Company’s common stock totaling 546,151 and 539,593 for fiscal 2018 and fiscal 2017, respectively, were also excluded due to their anti-dilutive nature. Also excluded are the Series A Convertible Preferred Stock shares.

Accounting Pronouncements Pending Adoption

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09 or ASC 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in the first quarter of the year ended September 30, 2019 (“fiscal 2019”), including interim periods within that year. Companies may adopt ASU 2014-09 using either the retrospective method, under which each prior reporting period is presented under ASU 2014-09, with the option to elect certain permitted practical expedients, or the modified retrospective method, under which a company adopts ASU 2014-09 from the beginning of the year of initial application with no restatement of comparative periods, with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of initial application as an adjustment to retained earnings, with certain additional required disclosures. The Company is adopting the standard using the modified retrospective method and the balance sheet impact based on the modified retrospective method at the date of adoption will be immaterial.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company has completed its assessment of all potential impacts of the new standard, and has determined that the impact will not be material due to the fact that a majority of the Company’s license business is primarily Software-as-a-Service (SaaS) term-based software licenses bundled with maintenance and support. Under current U.S. GAAP revenue guidance, the revenue attributable to SaaS software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. To apply the new revenue standard, a company must first determine whether a contract includes a promise of a license of intellectual property. A separate promise of a license exists when (1) the customer has the contractual right to take possession of the software at any time without significant penalty and (2) the customer can run the software on its own hardware or contract with another party unrelated to the vendor to host of the software. Neither of these criteria are met with our current SaaS licensing arrangements, therefore, revenue recognition will continue to be recognized over the expected life of the customer contract or period of service. Revenue recognition related to our professional services is expected to remain substantially unchanged, as the majority of professional services contracts are time and materials on an as-delivered basis.

Capitalized costs to acquire a contract and costs to fulfill a contract

Under ASC 606, direct and incremental costs to acquire a contract are capitalized and amortized using a systematic basis over the pattern of transfer of the goods and services to which the asset relates. Capitalized costs such as sales commissions related to new non-cancelable SaaS subscription licenses, annual support contracts, and annual and multi-year hosting contracts will be amortized on a straight-line basis over the expected life of the customer contract or period of service. Currently, the Company expenses sales commissions in the period incurred and does not amortize the expense.

Costs associated with fulfilling a contract, such as the internal labor hours to set up a perpetual license that we host or a SaaS license in our cloud environment will also be capitalized under ASC 606. Capitalized costs related to perpetual licenses that we host and the SaaS licenses that we set up in our cloud environment will be amortized on a straight-line basis over the expected life of the customer contract or period of service.

The Company evaluated both qualitative and quantitative factors, including the estimated life cycles of its offerings, renewal rates, and its customer attrition to determine the amortization periods for the capitalized costs. The initial amortization period will generally be the customer contract term, which is typically thirty-six (36) months, with some exceptions. The Company expects that the balance sheet impact based on the modified retrospective method at the date of adoption will be immaterial.

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

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, which is guidance on accounting for leases. ASU No. 2016-02 requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. The Company is evaluating the impact of the guidance on its consolidated financial position, results of operations and related disclosures.

Fair Value

In August 2018, the FASB issued ASU 2018-13, which is guidance that changes the fair value measurement disclosure requirements of ASC 820. This guidance is will be effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company is evaluating the impact the update will have on its disclosures.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of September 30,
	2018	2017
Accounts receivable	$1,866	$3,174
Unbilled receivables	36	41
Subtotal	1,902	3,215
Allowance for doubtful accounts	(181)	(189)
Accounts receivable and unbilled receivables, net	$1,721	$3,026

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

As of September 30, 2018, two customers represented approximately 19% and 12% of accounts receivable. As of September 30, 2017, two customers represented approximately 23% and 14% of accounts receivable. Unbilled receivables represent amounts recognized as revenue for which invoices have not yet been sent.

4.   Property and equipment

Property and equipment consists of the following:

	As of September 30,
	2018	2017
Furniture and fixtures	$233	$212
Purchased software	18	14
Property and equipment	56	46
Leasehold improvements	412	872
Total cost	719	1,144
Less accumulated depreciation	(639)	(935)
Property and equipment, net	$80	$209

Depreciation and amortization on the above assets was $105 and $256 in fiscal 2018 and 2017, respectively. During fiscal 2017, the Company disposed of property and equipment totaling $5.9 million related to the downsizing of offices, the majority of which was fully depreciated.

 5.   Fair Value Measurement and Fair Value of Financial Instruments

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company believes the carrying values for accounts receivable and accounts payable and short-term debt approximate current fair values as of September 30, 2018 and 2017 because of their short-term nature and durations. The carrying value of long term debt also approximates fair value as of September 30, 2018 and 2017 based upon the Company’s ability to acquire similar debt at similar maturities and renew current debt instruments under similar terms as the original debt.

In October 2017, the Company recorded a liability associated with a warrant to purchase common stock issued to Montage Capital II, L.P. ("Montage Capital"). The fair value of the warrant liability will utilize a Level 3 input. To determine the value of the warrant liability, the Company used a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our shares to trade in an active market. The Monte Carlo option-valuation model also uses certain assumptions to determine the fair value, including expected life and annual volatility. The initial valuation assumptions included an expected life of eight (8) years, annual volatility of 80%, and a risk-free interest rate of 2.24%. At September 30, 2018, annual volatility decreased to 75%, the risk-free rate was 3.01% and the Company’s stock price declined to $0.98 per share.

The fair value of the warrant liability was valued at the loan execution date in the amount of $341 and is revalued at the end of each reporting period to fair value. The fair value of the warrant is included in Other long-term liabilities in the Consolidated Balance Sheet. Changes in fair value are included in interest expense in the Statement of Operations in the period the change occurs. In total, the Company has recorded a change in fair value of ($161) since the original valuation in October 2017. The fair value of the warrant at September 30, 2018 is $180.

The Company did not have any assets and liabilities to be measured at fair value on a recurring basis as of September 30, 2017. The assets and liabilities to be measured at fair value on a recurring basis as of September 30, 2018 consisted only of warrant liabilities, as follows:

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability	$-	$-	$180	$180
Total Liabilities	$-	$-	$180	$180

6. Goodwill

The carrying value of goodwill is not amortized, but is typically tested for impairment annually as of September 30, as well as, whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may not be recoverable. The purpose of an impairment test is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill to its fair value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

An interim test was performed at June 30, 2018 and an annual test was performed at September 30, 2018, as a decline in the stock price and other negative qualitative factors led management to conclude that there was a potential impairment. The fair value was calculated at June 30, 2018 and September 30, 2018 using the Company’s market price which is classified as Level 3 within the fair value hierarchy under U.S. GAAP.  In performing the interim impairment test at June 30, 2018, Management concluded that goodwill was impaired and recorded a charge of $4.6 million. The annual impairment test at September 30, 2018 resulted in further impairment of $243. This amount is reflected as a reduction in goodwill of $4.9 million in the Company’s Consolidated Balance Sheet as of September 30, 2018 with the offset as an expense in the Company’s Consolidated Statement of Operations.

Changes in the carrying value of goodwill are as follows:

	As of September 30,
	2018	2017
Balance at beginning of period	$12,641	$12,641
Impairment	(4,859)	-
Balance at end of period	$7,782	$12,641

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

7.   Intangible Assets

Intangible assets are comprised as follows:

	As of September 30,
	2018	2017
Domain and trade names	$10	$10
Customer related	-	179
Non-compete agreements	10	74
Balance at end of period	$20	$263

Total amortization expense of $242 and $285 related to intangible assets for the years ended September 30, 2018 and 2017, respectively, is reflected in the Consolidated Statements of Operations in depreciation and amortization. The estimated amortization expense for fiscal years 2019 and 2020 is: $10 for both periods.

8.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30,
	2018	2017
Accrued taxes	39	41
Compensation and benefits	151	244
Deferred rent (1)	-	154
Professional fees	151	161
Restructuring expenses	53	119
Other	186	201
Total	$580	$920

(1) The deferred rent liability was amortized as a reduction of rent expense over the lives of the leases. As of September 30, 2018, there is no deferred rent liability due to the restructuring and termination of certain leases. As of September 30, 2017, $154 is reflected in Accrued Liabilities and $43 is reflected in Other long term liabilities on the Consolidated Balance Sheet as deferred rent liabilities.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

9.   Debt

The Company’s debt as of September 30, 2018, consisted of the Line of Credit from Heritage Bank of Commerce, a term loan with Montage Capital, and Promissory Term Notes. As of September 30, 2017, the Company’s debt consisted of only the Line of Credit from Heritage Bank of Commerce.

	As of September 30,
	2018	2017
Line of credit borrowings	$2,081	$2,500
Term loan - Montage Capital	922	$-
Promissory Term Notes	941	-
Subtotal debt	$3,944	$2,500
Other (debt discount warrants)	$(353)	$-
Total debt	$3,591	$2,500
Less current portion	$1,017	$-
Long term debt, net of current portion	$2,574	$2,500

Heritage Line of Credit

In June 2016, the Company entered into a new Loan and Security Agreement with Heritage Bank. The Heritage Agreement had an original a term of 24 months but was further amended in December 2018 to a maturity date of January 1, 2020. The Company paid an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the following years.  The facility fee will be $6 on each anniversary thereafter. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric. The Company was in compliance with all financial covenants as of September 30, 2018.

The Heritage Agreement provides for up to $2.5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $2.5 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time. The borrowings or credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity. Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, (7% and 6% at September 30, 2018 and 2017, respectively). As of September 30, 2018 and 2017, the Company had an outstanding balance under the Heritage Agreement of $2.1 million and $2.5 million, respectively.

Michael Taglich, a director and Shareholder of the Company, signed an unconditional guaranty (the “Guaranty”) and promise to pay Heritage Bank all indebtedness in an amount not to exceed $1.5 million in connection with the out of formula borrowings. Under the terms of the Guaranty, the Guarantor authorizes Lender, without notice or demand and without affecting its liability hereunder, from time to time to: (a) renew, compromise, extend, accelerate, or otherwise change the time for payment, or otherwise change the terms, of the Indebtedness or any part thereof, including increase or decrease of the rate of interest thereon, or otherwise change the terms of the Indebtedness; (b) receive and hold security for the payment of this Guaranty or any Indebtedness and exchange, enforce, waive, release, fail to perfect, sell, or otherwise dispose of any such security; (c) apply such security and direct the order or manner of sale thereof as Lender in its discretion may determine; and (d) release or substitute any Guarantor or any one or more of any endorsers or other guarantors of any of the Indebtedness.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Amendments – Heritage Bank

The Company and Heritage have executed numerous amendments since the origination of the Heritage Agreement. Those amendments that are relevant as of September 30, 2018 are the following:

The first amendment, executed on August 15, 2016, included a decrease in the revolving line of credit from $3.0 million to $2.5 million. The second amendment, executed on December 14, 2016, included a minimum cash requirement of $250 in the Company’s accounts at Heritage. On October 6, 2017, a fourth amendment was executed, which included a consent to the Company’s incurrence of additional indebtedness from Montage Capital and the grant of a second position lien to Montage Capital. In addition, Heritage and Montage Capital entered into an Intercreditor Agreement dated October 10, 2017, and acknowledged by the Company.

On September 21, 2018, the ninth amendment was executed and addressed the minimum unrestricted cash requirements for the Company’s accounts at the Bank upon repayment of Subordinated Debt incurred by the Company pursuant to certain Promissory Term Notes issued by the Company on September 7, 2018 in the principal amount of $941.

On December 27, 2018, the tenth amendment was executed, which extended the maturity date of the Loan Agreement to January 1, 2020, as well as, set new financial covenants for fiscal 2019.

Montage Capital II, L.P. Loan Agreement

On October 10, 2017, the Company entered into a Loan and Security Agreement (the “Montage Agreement" or the "Loan”) with Montage Capital. The Montage Agreement has a thirty-six (36) month term which matures on October 10, 2020. The Montage Agreement provided for up to $1.5 million of borrowing in the form of a non-revolving term loan which may be used by the Company for working capital purposes. $1 million of borrowing was advanced on the date of closing. Borrowings bear interest at the rate of 12.75% per annum. The Company paid a fee of $47 to Montage Capital at closing. Interest only payments are due and payable during the first nine months of the Loan. On July 1, 2018, the Company commenced payment of principal payments of $26 per month plus accrued interest. All remaining principal and interest shall be due and payable at maturity. Borrowings are secured by a second position lien on all of the Company’s assets including intellectual property and general intangibles and is subordinate to the Company’s senior debt facility with Heritage Bank. Pursuant to the Montage Agreement, the Company is also required to comply with certain financial covenants.

On May 10, 2018, the first amendment to the Montage Agreement (“First Amendment”) was executed. The First Amendment included the Adjusted EBITDA metrics for the third quarter of fiscal 2018 and a waiver for not achieving the Adjusted EBITDA metrics for the quarter ended March 31, 2018. A Second Amendment to the Montage Agreement (the “Second Amendment”) was executed on October 22, 2018. The Second Amendment included modifications to financial covenants and addressed the minimum unrestricted cash requirements for the Company’s accounts at the Bank upon repayment of Subordinated Debt incurred by the Company pursuant to the Promissory Term Notes issued by the Company on September 7, 2018 in the principal amount of $941. The Company was in compliance with all financial covenants as of September 30, 2018.

As additional consideration for the Loan, the Company issued to Montage Capital an eight-year warrant (the “Montage Warrant”) to purchase 66,315 shares of the Company’s common stock at a price equal to $2.65 per share. The Montage Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage Capital shall have the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Montage Warrant will be surrendered to the Company for cancellation.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Promissory Term Notes

On September 7, 2018, the Company sold and issued subordinate promissory notes (the “Promissory Term Notes”) to certain accredited investors (each, a “Purchaser”), pursuant to which it issued to the Purchasers (i) Promissory Term Notes, in the aggregate principal amount of approximately $941. The Promissory Term Notes have an original issue discount of fifteen percent (15%), bear interest at a rate of twelve percent (12%) per annum, and have a maturity date of the earlier to occur of (a) six months from the date of execution of the Purchase Agreement, or (b) the consummation of a debt or equity financing resulting in the gross proceeds to the Company of at least $3.0 million. After recording $141 of original issue discount and debt issuance costs of $40, the Company received net cash proceeds in the aggregate amount of $760 for the Promissory Term Notes. The original issue discount and debt issuance costs are recorded as a contra liability and will be amortized over the life of the Promissory Term Notes. On October 19, 2018, the Company completed an equity financing resulting in gross proceeds of $5.0 million and repaid the Promissory Term Notes, including accrued interest of $13, for a total of $954 on October 23, 2018.

The Company’s lenders, Heritage Bank and Montage Capital, approved the issuance of the Promissory Term Notes and the repayment terms and each Purchaser also entered into a Subordination Agreement with the lenders, pursuant to which the Purchasers agreed to subordinate (i) all of the Company’s indebtedness and obligations to the Purchasers, whether presently existing or arising in the future, to all of the Company’s indebtedness the Lenders and (ii) all of the Purchasers’ security interests, if any, to all of the Lenders’ security interests in property of the Company.

10.   Restructuring Charges

Commencing in fiscal 2015 and through fiscal 2017, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease spaces are currently contractually occupied by new sub-tenants for the remaining life of the lease. In the second quarter of fiscal 2017, the Company initiated a plan to shut down its operations in India, which is targeted to be completed in early fiscal 2019.  All of these estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the consolidated statement of operations.

In total, a charge of $187 and $286 was recorded to restructuring expenses for fiscal 2018 and fiscal 2017, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table summarizes the restructuring charges reserve activity:

	Employee Severence and Benefits	Facility Related and Other Costs	Total
Balance at beginning of period, October 1, 2016	$193	$247	$440
Charges to operations	-	241	241
Cash disbursements	(203)	(347)	(550)
Changes in estimates	-	33	33
Accretion Expense	10	2	12
Balance at end of period, September 30, 2017	$-	$176	$176
Charges to operations	-	142	142
Cash disbursements	-	(226)	(226)
Changes in estimates	-	(19)	(19)
Accretion Expense	-	5	5
Balance at end of period, September 30, 2018	$-	$78	$78

As of September 30, 2018, $25 is reflected in Accrued Liabilities and $53 is reflected in Other long term liabilities.

As of September 30, 2017, $119 is reflected in Accrued Liabilities and $57 is reflected in Other long term liabilities.

Accrued restructuring liabilities is comprised of the following:

	As of September 30,
	2018	2017

Facilities and related	$77	$133
Other	1	43
Total	$78	$176

11.   Commitments and Contingencies

Operating Lease Commitments

The Company leases facilities in the United States.  Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2018 were as follows:

Years Ending September 30,	Gross Amount	Sublease Income Amount	Net
2019	$267	$(108)	$159
2020	129	(73)	56
Total	$396	$(181)	$215

The Company has no lease commitments that extend past fiscal 2020. Rent expense for fiscal 2018 and 2017 was $368 and $686, respectively, inclusive of sublease income $119 and $45 for fiscal 2018 and 2017, respectively.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2018.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2018 and 2017, respectively, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of September 30, 2018, The Company was not engaged in any material legal proceedings.

12.   Stockholders’ Equity

Preferred Stock

In October 2014, the Company designated 264,000 shares of its Preferred stock (the “Preferred Stock”) as Series A convertible preferred stock and sold 200,000 shares of Series A convertible preferred stock at a purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The current conversion price is $16.25, and is subject to adjustment in the event of stock splits or stock dividends. As of September 30, 2018, a total of 1,636 preferred shares have been converted to 1,007 shares of common stock.

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

In the event of any liquidation, dissolution, or winding up of the Company, the holders of shares of Preferred Stock will be entitled to receive in preference to the holders of common stock, the amount equal to the stated value per share of Series A Preferred Stock plus declared and unpaid dividends, if any. After such payment has been made, the remaining assets of the Company will be distributed ratably to the holders of common stock. The Preferred Shares shall vote with the Common Stock on an as converted basis.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Effective January 1, 2017, cumulative dividends are payable at a rate of 12% per year. The Company has issued 64,000 shares of Preferred Stock as PIK dividends to the preferred shareholders, which is the maximum amount of cumulative PIK dividends authorized. Therefore, all future dividend payments will be cash dividends. Preferred shares representing the remaining available PIK dividend shares of 18,828 were issued in fiscal 2018. Total cash dividend payments in fiscal 2018 was $195. The cash dividend declared in September 2018 and payable on October 1, 2018 was $79.

Common Stock

In October 2016, the Company issued 2,000 shares of common stock to one if its vendors for payment for services. The fair market value of the shares was $8.

In November 2016, the Company entered into Securities Purchase Agreements (“November 2016 Private Placement”) with certain institutional and accredited investors to sell an aggregate total of 427,073 shares of common stock for $2.40 per share for gross proceeds of $1.0 million. The Company’s President and CEO (Roger Kahn) and one of the Company’s directors (Michael Taglich) purchased shares of common stock in this private offering. Roger Kahn purchased 17,200 common shares and Michael Taglich purchased 30,770 common shares. Also, as additional consideration, the Company issued warrants to purchase an aggregate total of 213,538 shares common stock.

In February 2017, the Company issued 36,826 shares of restricted common stock at $3.15 to five members of its Board of Directors in lieu of cash payments for their annual services as board members. The shares vested in equal installments on a monthly basis through the end of the service period of September 30, 2017. The aggregate fair value of the shares is $113 and was expensed over the service period.

In June 2017, the Company’s CEO and President (Roger Kahn) elected to receive common stock in lieu of a $20,000 cash payment for a bonus earned for the first half of the fiscal year. He received 7,273 fully vested restricted shares with a fair value price per share of $2.75.

In February 2018, the Company issued 41,006 shares of restricted common stock at $2.39 to four members of its Board of Directors in lieu of cash payments for their annual services as board members. The shares vested in equal installments on a monthly basis through the end of the service period of September 30, 2018. The aggregate fair value of the shares is $98 and was expensed over the service period.

Registration Rights and Piggyback Registration

The Company entered into a Registration Rights Agreement, wherein the Company agreed to file a registration statement (“Registration” or “Form S-3”) to register the common shares and warrant shares under the Securities Act of 1933, as amended. The Registration was filed with the Securities and Exchange Commission on November 14, 2016 and further amended on December 23, 2016. A total of 348,334 common shares and 174,167 warrant shares were registered with the Form S-3 filing.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up 250,000 shares of common stock. This Plan expired in August 2016. A total of 220,380 shares of common stock are outstanding under the Plan as of September 2018. On April 29, 2016, the stockholders approved a new plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Initially, a total of 500,000 shares of the Company’s Common Stock are reserved for issuance under this new plan. There were 237,466 options outstanding under this plan as of September 30, 2018. As of September 30, 2018, there are 262,534 shares available for future issuance under the 2016 Plan.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Stock Option and Warrant Activity and Outstanding Shares

A summary of combined option and warrant activity follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2016	448,586	$7.53	328,752	$11.71
Granted	28,400	$3.16	219,538	$3.95
Forfeited or expired	(26,340)	$11.52	(8,697)	$35.00
Outstanding, September 30, 2017	450,646	$7.02	539,593	$8.18
Granted	19,900	$2.47	72,315	$4.09
Forfeited or expired	(12,700)	$6.74	(65,757)	$31.25
Outstanding, September 30, 2018	457,846	$6.83	546,151	$6.16

There were no options exercised during fiscal 2018 and 2017. There were 319,267 and 194,977 options vested and exercisable as of September 30, 2018 and September 30, 2017, respectively. The shares outstanding at September 30, 2018 and 2017 had an intrinsic value of $0 and $4, respectively.

A summary of the status of unvested shares is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested at October 1, 2017	255,669	$3.04
Granted	19,900	1.73
Vested	(129,409)	3.21
Forfeited	(7,581)	2.60
Unvested at September 30, 2018	138,579	$2.72

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Price ranges of outstanding and exercisable options as of September 30, 2018 are summarized below:

		Outstanding Options				Exercisable Options
				Weighted
				Average	Weighted	Number	Weighted
			Number	Remaining	Average	of	Average
Exercise			of	Contractual	Exercise	Options	Exercise
Price			Options	Life (Years)	Price	Exercisable	Price
$2.30	to	$3.65	44,300	7.59	$2.91	8,733	$3.27
$3.66	to	$6.05	355,078	7.73	4.40	252,066	4.49
$6.06	to	$15.00	14,453	5.58	13.62	14,453	13.62
$15.01	to	$41.00	44,015	3.38	28.11	44,015	28.11
			457,846	7.23	$6.83	319,267	$8.12

Compensation Expense

The Company estimates the fair value of stock options using the Black-Scholes-Merton option valuation model (the “Model”).  The assumptions used to calculate compensation expense is as follows:

	Years Ended September 30,
	2018			2017
Expected option life in years			6.0			6.0
Expected volatility			80.52%			85.03%
Expected dividend rate			0.00%			0.00%
Risk free interest rate			2.50%			1.95%
Option exercise prices	$2.30	to	$41.00	$2.22	to	$41.00
Weighted average fair value of options granted during the year			$2.47			$2.27

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. During the years ended September 30, 2018 and 2017, the Company recognized $394 and $418, respectively, as compensation expense related to share based payments related to stock options. Compensation expense is recorded in the Consolidated Statement of Operations with a portion charged to Cost of Goods Sold and a portion to Operating Expenses depending on the employee’s department. In fiscal 2018, $16 was charged to Cost of Goods Sold and $378 was charged to Operating Expenses. In fiscal 2017, $18 was charged to Cost of Goods Sold and $400 was charged to Operating Expenses. As of September 30, 2018, the Company had approximately $266 of unrecognized compensation costs related to unvested options which the Company expects to recognize through fiscal 2021.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Stock warrants outstanding at September 30, 2018 are as follows:

	Issue
Type	Date	Shares	Price	Expiration
Placement Agent	11/6/2013	3,078	$32.50	11/6/2018
Placement Agent	3/28/2014	12,800	$26.25	3/28/2019
Placement Agent	10/28/2014	12,308	$16.25	10/28/2019
Director/Shareholder	12/31/2014	12,000	$20.00	12/31/2019
Director/Shareholder	2/12/2015	12,000	$20.00	2/12/2020
Director/Shareholder	5/12/2015	12,000	$20.00	5/12/2020
Director/Shareholder	12/31/2015	6,000	$20.00	12/31/2020
Placement Agent	5/17/2016	86,778	$3.75	5/17/2021
Placement Agent	5/11/2016	53,334	$3.75	5/11/2021
Placement Agent	7/15/2016	44,000	$4.60	7/15/2021
Investors	11/9/2016	213,538	$3.50	5/22/2022
Director/Shareholder	12/31/2016	6,000	$20.00	12/31/2021
Financing	10/10/2017	66,315	$2.65	10/10/2025
Director/Shareholder	12/31/2017	6,000	$20.00	12/31/2021
Total		546,151

Warrant Issuances

Issuances	Shares	Exercise Price
Investors	213,538	$3.50
Director/Shareholder	6,000	$20.00
Total issued in fiscal 2017	219,538
Financing	66,315	$2.65
Director/Shareholder	6,000	$20.00
Total issued in fiscal 2018	72,315

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

13.   Income Taxes

The components of the Company’s tax provision as of September 30, 2018 and 2017 is as follows:

	Years Ended September 30,
	2018	2017
Current
Federal	$-	$-
State	19	16
Foreign	-	-
Total current	19	16
Deferred
Federal	(22)	-
State	-	-
Total deferred	(22)	-
Total	$(3)	$16

The Company’s income tax provision was computed using the federal statutory rate and average state statutory rates, net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to pretax income, as follows:

	Years Ended September 30,
	2018	2017
Income tax benefit at the federal statutory rate of 21% and 34%, respectively	$(1,497)	$(556)
Permanent differences, net	1,534	365
State income tax (benefit)	(437)	(86)
Change in statutory rate	3,839
Change in valuation allowance attributable to operations	(3,495)	193
Foreign Taxes	-	-
Other	53	100
Total	$(3)	$16

As of September 30, 2018, the Company has a federal net operating loss (NOL) carryforward of approximately $30 million that expires on various dates through 2038. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company’s NOL carryforwards. The Company also has approximately $26 million in state NOLs which expire on various dates through 2038.

The Company has deferred tax assets that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized, with the exception of the alternative minimum tax (AMT) carryover recorded for the year ended September 30, 2018. Therefore, the portion of the deferred tax asset attributable to AMT carryover of $22 has not been subject to a valuation allowance. The Company has established a full valuation allowance against its deferred tax assets at September 30, 2017. For the year ended September 30, 2018, the valuation allowance for deferred tax assets decreased $3.5 million, which was mainly due to offsetting increases in the net operating losses and the effect of the change in the federal tax rate to 21%. For the year ended September 30, 2017, the valuation allowance for deferred tax assets increased $185, which was mainly due to increases in the net operating losses.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company is subject to U.S. federal income tax as well as income tax in certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (IRS) or any states in connection with income taxes. The tax periods from 2015 to 2018 generally remain open to examination by the IRS and state authorities.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of September 30,
	2018	2017
Deferred tax assets:
Current:
Accrued vacation	$26	$83
Bad debt reserve	49	74
Deferred revenue	90	595
Long-term:
AMT carryforward	22	9
Contribution carryforward	15	29
Depreciation	36	118
Intangibles	437	774
Net operating loss carryforwards	7,515	9,981
Total deferred tax assets	8,190	11,663
Valuation allowance	(8,168)	(11,663)
Net deferred tax assets	$22	$-

Undistributed losses of the Company’s foreign subsidiary amounted to approximately ($59) and ($381) at September 30, 2018 and 2017, respectively. Upon repatriation of cash, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the applicable foreign tax authority. Determination of the amount of unrecognized deferred US income tax liability is not material and the detailed calculations have not been performed. As of September 30, 2018, there are no withholding taxes as there have been no earnings.

When accounting for uncertain income tax positions, the impact of uncertain tax positions are recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of September 30, 2018 and 2017. The Company does not expect any change to this determination in the next twelve months.

 14.   Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc were the Placement Agents for many of the Company’s private offerings in 2012, 2013, 2014, and 2016. They were also the Placement Agent for the Company’s $3 million subordinated debt offering in 2013, the Series A Preferred stock sale in 2015, and Promissory Term Notes in 2018. As of September 30, 2018, Michael Taglich beneficially owns approximately 22% of Bridgeline stock. Michael Taglich has also guaranteed $1.5 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank. In consideration of previous loans made by Michael Taglich to the Company and the personal guaranty for Heritage Bank, Mr. Taglich has been issued warrants to purchase common stock totaling 54,000 shares at an exercise price of $20.00 per share.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In connection with the November 2016 Private Placement, the Company issued to the warrants to purchase an aggregate total of 213,538 shares common stock.  Included were warrant shares issued to Roger Kahn (8,600 shares) and Michael Taglich (15,385 shares). Each warrant share expires five and one-half years from the date of issuance and is exercisable for $3.50 per share beginning six-months from the date of issuance, or May 9, 2017.  The warrants expire May 9, 2022.

In connection with previous private offerings and debt issuances, Taglich Brothers, Inc were granted Placement Agent warrants to purchase 212,298 shares of common stock at a weighted average price of $6.42 per share.

Michael Taglich participated in the Promissory Term Notes in September 2018. Michael Taglich purchased Promissory Term Notes in the amount of approximately $122. Taglich Brothers, Inc. served as placement agent for the above transaction, for which services the Company paid to Taglich Brothers, Inc. $40 in cash compensation, or five percent (5%) of the net proceeds received by the Company.

15.   Subsequent Events

Public Offering

On October 16, 2018, the Company issued and sold in a public offering (the “Offering”) an aggregate of (i) 1,424,000 Class A Units (the “Class A Units”), at a price of $0.50 per Class A Unit, consisting of (i) one share of the Company’s common stock and one five-year warrant to purchase one share of Company common stock at an exercise price of $0.50 and (ii) 4,288 Class B Units, with each Class B Unit, convertible into shares of the Company's common stock at a conversion price of $0.50, and consisting of one share of the Company’s newly designated Series B Convertible Preferred Stock and an equivalent number of warrants to purchase shares of Company common stock as would have been issued to the purchaser if it had purchased Class A Units based on the per share offering price of the Class A Units, rather than the Class B Units. The net proceeds to the Company from the Offering, after deducting the underwriter’s fees and expenses, the Company’s Offering expenses and the repayment of the Promissory Term Notes were approximately $3.4 million.

In addition, the Company granted the underwriter of the Offering a 45-day option (the “Over-allotment Option”) to purchase up to an additional 1.5 million shares of common stock and/or additional warrants to purchase an additional 1.5 million shares of common stock. At the time of the Offering, the underwriter partially exercised the Over-allotment Option by electing to purchase from the Company additional warrants to purchase 400,000 shares of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the  Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2018, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework . Our management has concluded that as of September 30, 2018, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

 ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Joni Kahn	62	Chairperson (1)(2)(3)(4)

Kenneth Galaznik	66	Director (1)(2)(4)

Scott Landers	47	Director(1)(2)(3)(4)

Michael Taglich	62	Director

Roger Kahn	48	Director, President and Chief Executive Officer

Carole Tyner	55	Chief Financial Officer (5)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4) (5)	Independent director. Ms. Tyner was appointed as our Chief Financial Officer and Treasurer effective September 29, 2018, following the resignation of our former Chief Financial Officer, Michael Prinn.

Biographies

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

Ms. Kahn brings extensive leadership experience to our Board and our Audit Committee as an experienced senior executive. Ms. Kahn has over thirty years of executive level managerial, operational, and strategic planning experience leading world-class service and support technology organizations. Her service on prior boards also provides financial and governance experience.

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

Roger Kahn was elected to the Board of Directors in December 2017. Mr. Kahn joined the Company as the Chief Operating Officer in August 2015 and has been our President and Chief Executive Officer since May 2016. Prior to joining Bridgeline Digital, Mr. Kahn co-founded FatWire, a leading content management and digital engagement company. As the General Manager and Chief Technology Officer of FatWire, Mr. Kahn built the company into a global corporation with offices in thirteen countries and annual revenues of $40 million. FatWire was acquired by Oracle in 2011 for $160 million. Mr. Kahn received his Ph.D. in Computer Science and Artificial Intelligence from the University of Chicago. Mr. Kahn brings extensive experience to our Board as an experienced senior executive and industry expert. As a prior chief operating officer, Mr. Kahn brings extensive leadership experience in international business operations and strategic planning, and his Ph.D. provides significant value to the Company’s technology footprint.

Carole Tyner was appointed as the Company’s Chief Financial Officer and Treasurer effective September 28, 2018. Ms. Tyner has over twenty-five years of financial management experience in public and private companies and has served as the Company’s Vice President of Finance since January 2014. From 2012 to 2014, Ms. Tyner was the Vice President of Finance for Kalido Inc (N/K/A Magnitude Software). From 2007 to 2012, Ms. Tyner established a consulting practice that specialized in assisting understaffed public and private companies with executive managerial leadership, financial reporting, and SEC statutory compliance, including Bridgeline Digital and Safran USA (f/k/a L-1 Identity Solutions, Inc). At Safran USA (L-1 Identity Solutions), she managed the post-acquisition finance team in all operational and acquisition related transition matters after the company was acquired by Safran, S.A., a $16 billion French defense corporation. From 2006 to 2007, Ms. Tyner was the Executive Lead Finance Manager for IBM, where she was responsible for the acquisition and integration of MRO Software Inc’s worldwide financial systems, contracts, and revenue streams to IBM's MAXIMO business unit. From 1999 to 2006, Ms. Tyner was the Vice President of Finance and Corporate Controller for MRO Software, Inc., a publicly-held software technology company that was acquired by IBM in 2006. Ms. Tyner received her B.S. in Accounting from Suffolk University.

There are no family relationships between any of the directors and the Company’s executive officers, including between Ms. Joni Kahn and Mr. Roger Kahn, the Company’s President and Chief Executive Officer.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. With respect to fiscal 2018 and based solely on its review of the copies of such forms and amendments thereto received by it, the Company believes that all of the executive officers, directors, and owners of ten percent of the outstanding Common Stock complied all applicable filing requirements, except as follows:

●	Michael Taglich, a director and 10% stockholder of the Company, filed a Form 4 reporting three late transactions;
●	Scot Landers, a director of the Company, filed a Form 4 reporting two late transactions;
●	Joni Kahn, a director of the Company, filed a Form 4 reporting two late transactions; and
●	Kenneth Galaznik, a director of the Company, filed a Form 4 reporting two late transactions

Code of Conduct and Ethics

The Company’s Board of Directors has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Act that applies to all of the Company's officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics codifies the business and ethical principles that govern the Company's business.

Committees of the Board of Directors

The Company has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of our accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Audit Committee is comprised of Mr. Galaznik (Chair), Ms. Kahn and Mr. Landers. Our Board has determined that each of the members of the Audit Committee meet the criteria for independence under the standards provided by the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company’s website, www.bridgeline.com. During Fiscal 2018, the Audit Committee met four times. Each member of the Audit Committee attended each such meeting. The Chairman of the Audit Committee was present at all meetings.

Audit Committee Financial Expert. Our Board has also determined that each of Mr. Galaznik and Mr. Landers qualifies as an “audit committee financial expert” as defined under Item 407(d) (5) of Regulation S-K and as an independent director as defined by the Nasdaq listing standards.

Compensation Committee

The Compensation Committee evaluates the performance of our senior executives, considers the design and competitiveness of our compensation plans, including the review of independent research and data regarding compensation paid to executives of public companies of similar size and geographic location, reviews and approves senior executive compensation and administers our equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee is comprised of Ms. Kahn (Chair), Mr. Galaznik and Mr. Landers, all of whom are independent directors. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company’s website, www.bridgeline.com. During Fiscal 2018, the Compensation Committee met six times and acted two times by unanimous written consent.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. A copy of such charter is available on the Company’s website, www.bridgeline.com. Our Nominating and Governance Committee is comprised of Mr. Landers (Chair) and Ms. Kahn, each of whom are independent directors. During Fiscal 2018, the Nominating and Governance Committee met four times.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended September 30, 2018 and September 30, 2017 for our principal executive officer and our other two most highly compensated executive officers who served as executive officers during the year ended September 30, 2018. We refer to these officers as our named executive officers.

Name and	Fiscal			Option	All Other
Principal Position	Year End	Salary	Bonus (1)	Awards	Compensation (2)	Total

Roger Kahn	2018	$300,000	$67,497	$-	$-	$367,497
President and Chief
Executive Officer	2017	$300,000	$20,000	$-	$14,037	$334,037

Michael Prinn (3)	2018	$250,000	$40,498	$-	$-	$290,498
Former Executive Vice President
and Chief Financial Officer	2017	$250,000	$12,000	$-	$-	$262,000

Carole Tyner (3)	2018	$186,750	$13,433	$-	$-	$200,183
Chief Financial Officer
	2017	$181,500	$14,250	$-	$-	$195,750

(1) Mr. Kahn elected to receive common stock in lieu of a $20,000 cash payment for a bonus earned for the first half of the fiscal year ended 2017. He received 7,273 fully vested restricted shares of common stock with a fair value price per share of $2.75.

(2) Amounts paid to Mr. Kahn in fiscal 2017 represent reimbursement for living expenses per Mr. Kahn’s Employment Agreement. This reimbursement was not applicable for fiscal 2018, as it was discontinued.

(3) Mr. Prinn resigned as our Executive Vice President, Chief Financial Officer and Treasurer effective September 25, 2018. Effective September 28, 2018, Carole Tyner was appointed as our Chief Financial Officer and Treasurer.

Employment Agreements

Roger Kahn

We have entered into an employment agreement with Roger Kahn, our President and Chief Executive Officer, to provide executive management services. The employment agreement had an initial term of thirteen months beginning August 24, 2015 and terminating on September 30, 2016. The employment agreement was amended on May 1, 2016 (“First Amendment”) to extend through September 30, 2017 and then extended again through September 30, 2018. The First Amendment included a reimbursement for living expenses directly related to accommodations and utilities for an apartment near the Company’s corporate headquarters in an amount not to exceed $2,900 per month. The employment agreement renews for successive periods of one year if the Company provides written notice of renewal not less than 60 days prior to the end of the initial term or any applicable succeeding term. The employment agreement may be terminated by (i) us, in the event of Mr. Kahn’s death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Kahn for good reason. In the event that we terminate Mr. Kahn without cause or Mr. Kahn resigns for good reason, he is entitled to receive severance payments equal to twelve months of salary and one full quarterly bonus. In addition, any stock option awards that are not exercisable will be immediately vested and exercisable.

Michael Prinn

We entered into an employment agreement with Michael Prinn, our former Executive Vice President and Chief Financial Officer, to provide executive management services. Mr. Prinn’s employment agreement was effective for the period of twelve months commencing October 1, 2017 through September 30, 2018. The employment agreement could be terminated by (i) us, in the event of Mr. Prinn’s death, resignation, retirement or disability, or for or without cause, or (ii) Mr. Prinn for good reason. Pursuant to the terms of the agreement, in the event that we terminate Mr. Prinn without cause or Mr. Prinn resigns for good reason, he is entitled to receive severance payments equal to twelve months of salary and bonus. In addition, any stock option awards that are not exercisable will be immediately vested and exercisable.

Effective September 25, 2018, Mr. Prinn resigned from his position as our Executive Vice President, Chief Financial Officer and Treasurer, thereby terminating his employment agreement. However, Mr. Prinn agreed to continue to provide services to the Company as an employee until October 17, 2018.

Outstanding Equity Awards at Fiscal 2018 Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2018.

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1)(2)	Number of Securities Underlying Unexercised Options Unexercisable (1)(2)	Exercise price ($/sh)	Option Expiration Date
Roger Kahn (1)	08/24/2015	40,000	-	$5.75	08/24/2025
	08/19/2016	148,159	74,079	$4.10	08/19/2026
		188,159	74,079

Michael Prinn (1)	10/28/2011(2)	2,400	-	$16.75	10/28/2021
	11/29/2011	2,000	-	$16.25	11/29/2021
	10/19/2012	3,000	-	$41.00	10/19/2022
	12/09/2013	3,000	-	$28.00	12/09/2023
	12/09/2015	10,000	5,000	$5.90	12/09/2025
	08/19/2016	14,667	7,333	$4.10	08/19/2026
		35,067	12,333

Carole Tyner (1)	01/28/2014	2,000	-	$33.25	01/28/2024
	02/09/2015	400	-	$13.25	02/09/2025
	08/19/2016	1,334	666	$4.10	08/19/2026
		3,734	666

(1)	Shares vest in equal installments upon the anniversary date of the grant over three years.

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

Director Compensation

The non-employee members of our Board of Directors are compensated as follows:

●

Option Grants. Unless otherwise determined by our Board of Directors, non-employee directors each receive annual grants of options to purchase 2,000 shares of our common stock at an exercise price equal to the fair market value of the shares on the date of grant. The options vest over three years in equal installments on the anniversary of grant. New directors receive options to purchase 5,000 shares of our common stock at the then current fair market value upon election to the Board. During the fiscal year ended September 30, 2018, outside directors each received stock options to purchase 2,000 shares of common stock.

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

Director Compensation Table

The following table sets forth information concerning the compensation paid to our non-employee directors during the fiscal year ended September 30, 2018.

	Fees Earned
	or Paid in	Option
Name	Stock (1)	Awards(2)(3)	Total
Joni Kahn	$26,000	$3,344	$29,344
Kenneth Galaznik	$28,000	$3,344	$31,344
Scott landers	$26,000	$3,344	$29,344
Michael Taglich	$18,000	$3,344	$21,344
Total	$98,000	$13,376	$111,376

(1)	In lieu of cash payment for board services, our non-employee directors were issued shares of restricted common stock, which vested on September 30, 2018.

During fiscal 2018, a total of 41,006 shares of restricted common stock were issued with a fair market value at the date of grant of $2.39 per share, as follows:

	Common Stock
	Shares	Fair Market
Name	Issued	Value
Joni Kahn	10,879	$26,000
Kenneth Galaznik	11,716	$28,000
Scott landers	10,879	$26,000
Michael Taglich	7,532	$18,000
Total	41,006	$98,000

(2)

Represents aggregate grant date fair value of the entire stock option awards for the fiscal year ended September 30, 2018 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), excluding the estimated impact of forfeitures of stock option grants. None of the stock option awards listed above were exercised in the fiscal year ended September 30, 2018, and the amounts set forth above do not represent amounts actually received by the directors.

(3)	The following table sets forth the following aggregate number of shares under outstanding stock options plans held by our non-employee directors as of September 30, 2018:

Name	Number of Shares Underlying Outstanding Stock Options
Joni Kahn	8,200
Kenneth Galaznik	10,800
Scott Landers	9,600
Michael Taglich	10,400

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after December 12, 2018 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each individual named below is our address, 80 Blanchard Road, Burlington, Massachusetts 01803.

The following tables set forth, as of December 12, 2018, the beneficial ownership of our Series A Preferred, Series B Preferred and common stock by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of each class of the outstanding securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. At the close of business on December 12, 2018 there were 262,354 shares of Series A Preferred, 196 shares of our Series B Preferred and 13,849,225 shares of our common stock issued and outstanding.

Except as indicated in the footnotes to the tables below, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

This information is based upon information received from or on behalf of the individuals named herein.

Series A Preferred Stock

Name and Address (1)	Number of Shares Owned (2)	Percent of Shares Outstanding
Robert Taglich 790 New York Avenue Huntington, NY 11743	65,993	25.15%
Alvin Fund, LLC 215 West 98th Street, Apt. 10A New York, NY 10025	22,446	8.56%
Shadow Capital, LLC 3601 SW 29th Street Topeka, KS 66614	21,128	8.05%
Sterling Family Investment, LLC 12400 Dutch Forest PL Edmond, OK 73013	21,128	8.05%
All current executive officers and directors as a group	-	*

(1)	Each of our officers and directors are excluded from this table, as no officer or director currently holds shares of Series A Preferred.

(2)

Holders of Series A Preferred are entitled to vote on all matters presented to our stockholders on an as-converted basis. Each share of Series A Preferred is convertible, at the option of each respective holder, into approximately 0.62 shares of our common stock.

Series B Preferred Stock

Name and Address (1)	Number of Shares Owned (2)	Percent of Shares Outstanding
Empery Asset Master, LTD 1 Rockefeller Plaza, Suite 1205 New York, NY 10020	51	26.0%
Empery Tax Efficient, LP 1 Rockefeller Plaza, Suite 1205 New York, NY 10020	10	5.1%
Empery Tax Efficient II, LP 1 Rockefeller Plaza, Suite 1205 New York, NY 10020	55	28.1%
Sabby Volatility Warrant Master Fund, LTD 10 Mountainview Road, Suite 205 Upper Saddle River, NJ 07458	80	40.8%
All current executive officers and directors as a group	-	*

(1)	Each of our officers and directors are excluded from this table, as no officer or director currently holds shares of Series B Preferred.

(2)

Holders of Series B Preferred are entitled to vote on all matters presented to our stockholders on an as-converted basis. Each share of Series B Preferred has a stated value of $1,000 per share and is convertible into shares of our common stock at a conversion price of $0.50, and is convertible at the option of each respective holder.

Common Stock

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Michael Taglich, Director	951,667	(1)	6.81%
Roger Kahn, President, Chief Executive Officer, Director	345,283	(2)	2.46%
Michael Prinn, Former Executive Vice President and Chief Financial Officer (3)	41,997	(4)	*
Carole Tyner, Chief Financial Officer (3)	3,734	(5)	*
Kenneth Galaznik, Director	37,818	(6)	*
Scott Landers, Director	34,759	(7)	*
Joni Kahn, Director	33,623	(8)	*
All current executive officers and directors as a group (7)	1,448,881	(9)	10.18%

*less than 1%

(1)

Includes 119,419 shares issuable upon the exercise of warrants, and 7,600 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 12, 2018). Also includes 1,739 shares of common stock and 120 shares issuable upon the exercise of warrants owned by Mr. Taglich’s spouse.

(2)

Includes 8,600 shares issuable upon the exercise of warrants and 188,159 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 12, 2018). Includes 27,236 shares of common stock owned by Mr. Kahn’s spouse.

(3)

As noted above, Mr. Prinn resigned as our Executive Vice President, Chief Financial Officer and Treasurer effective September 25, 2018. Effective September 28, 2018, Carole Tyner was appointed as our Chief Financial Officer and Treasurer.

(4)	Includes 40,067 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 12, 2018).

(5)	Includes 3,734 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 12, 2018).

(6)	Includes 8,000 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 12, 2018).

(7)

Includes 6,800 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 12, 2018). Includes 400 shares of common stock owned by Mr. Landers’ children.

(8)	Includes 5,400 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 12, 2018).

(9)	Includes 259,760 shares of common stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 12, 2018).

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2018 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

	Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
Plan category	(a)	(b)	(excluding securities reflected in column a) (c)

Equity compensation plans approved by security holders	457,846	$6.83	262,534

Equity compensation plans not approved by security holders (1)	546,151	$6.16	-

Total	1,003,997	$-	262,534

(1)	At September 30, 2018, there were 546,151 total Warrants outstanding.

Stock warrants outstanding at September 30, 2018 are as follows:

	Issue
Type	Date	Shares	Price	Expiration
Placement Agent	11/6/2013	3,078	$32.50	11/6/2018
Placement Agent	3/28/2014	12,800	$26.25	3/28/2019
Placement Agent	10/28/2014	12,308	$16.25	10/28/2019
Director/Shareholder	12/31/2014	12,000	$20.00	12/31/2019
Director/Shareholder	2/12/2015	12,000	$20.00	2/12/2020
Director/Shareholder	5/12/2015	12,000	$20.00	5/12/2020
Director/Shareholder	12/31/2015	6,000	$20.00	12/31/2020
Placement Agent	5/17/2016	86,778	$3.75	5/17/2021
Placement Agent	5/11/2016	53,334	$3.75	5/11/2021
Placement Agent	7/15/2016	44,000	$4.60	7/15/2021
Investors	11/9/2016	213,538	$3.50	5/22/2022
Director/Shareholder	12/31/2016	6,000	$20.00	12/31/2021
Financing	10/10/2017	66,315	$2.65	10/10/2025
Director/Shareholder	12/31/2017	6,000	$20.00	12/31/2021
Total		546,151

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 404(d) of Regulation S-K requires the Company to disclose any transaction or proposed transaction which occurred since the beginning of the two most recently completed fiscal years in which the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets as of the end of the last two completed fiscal years in which the Company is a participant and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms of any related party transactions. Therefore, any material financial transaction between the Company and any related person would need to be approved by our Audit Committee prior to the Company entering into such transaction.

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc were the Placement Agents for many of the Company’s private offerings in 2012, 2013, 2014, and 2016. They were also the Placement Agent for the Company’s $3 million subordinated debt offering in 2013, the Series A Preferred stock sale in 2015, and Promissory Term Notes in 2018. As of September 30, 2018, Michael Taglich beneficially owns approximately 22% of Bridgeline stock and as of December 12, 2018, he owns approximately 6.8%. Michael Taglich has also guaranteed $1.5 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank. In consideration of previous loans made by Michael Taglich to the Company and the personal guaranty for Heritage Bank, Mr. Taglich has been issued warrants to purchase common stock totaling 54,000 shares at an exercise price of $20.00 per share.

In connection with the November 2016 Private Placement, the Company issued to the Investors warrants to purchase an aggregate total of 213,538 shares common stock. Included were warrant shares issued to Roger Kahn (8,600 shares) and Michael Taglich (15,385 shares). Each warrant share expires five and one-half years from the date of issuance and is exercisable for $3.50 per share beginning six-months from the date of issuance, or May 9, 2017.  The warrants expire May 9, 2022.

In connection with previous private offerings and debt issuances, Taglich Brothers, Inc were granted Placement Agent warrants to purchase 212,298 shares of common stock at a weighted average price of $6.42 per share.

Michael Taglich participated in the Note Purchase Agreement in September 2018. Michael Taglich purchased Promissory Term Notes in the amount of approximately $122,000 pursuant to the Note Purchase Agreement. Taglich Brothers, Inc. served as placement agent for the above transaction, for which services the Company paid to Taglich Brothers, Inc. $40,000 in cash compensation, or five percent (5%) of the net proceeds received by the Company.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The firm of Marcum LLP acts as our principal independent registered public accounting firm. They have served as our independent auditors since April 26, 2010. A representative of Marcum LLP is expected to attend this year's Annual Meeting, and he will have an opportunity to make a statement if he desires to do so. It is also expected that such representative will be available to respond to appropriate questions.

The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended September 30, 2018 and September 30, 2017. The Company did not engage its independent registered public accounting firm during either of the fiscal years ended September 30, 2018 or September 30, 2017 for any other non-audit services.

Type of Service	Amount of Fee for Fiscal Year Ended
	September 30, 2018	September 30, 2017
Audit Fees	$250,670	$226,655
Audit-Related Fees	—	—
Tax Fees	—	—
Total	$250,670	$226,655

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

There were no other fees paid or accrued to Marcum LLP in the fiscal years ended September 30, 2018 or September 30, 2017.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal year ended September 30, 2018, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

  – Reports of Independent Registered Public Accounting Firm

  –  Consolidated Balance Sheets as of September 30, 2018 and 2017

  –  Consolidated Statements of Operations for the years ending September 30, 2018 and 2017

  –  Consolidated Statements of Comprehensive Loss for the years ending September 30, 2018 and 2017

  –  Consolidated Statements of Shareholders’ Equity for the years ending September 30, 2018 and 2017

  –  Consolidated Statements of Cash Flows for the years ending September 30, 2018 and 2017

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

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
1.1	Underwriting Agreement by and between Bridgeline Digital, Inc. and ThinkEquity, dated October 16, 2018	8-K	October 19, 2018	1.1
2.1	Asset Purchase Agreement, dated as of May 11, 2010, by and between Bridgeline Digital, Inc. and TMX Interactive, Inc.	10-Q	May 17, 2010	2.1
2.3	Asset Purchase Agreement, dated as of July 9, 2010, by and between Bridgeline Digital, Inc. and e.magination network, LLC	8-K	July 15, 2010	2.1
2.4	Agreement and Plan of Merger, dated as of October 3, 2011, by and among Bridgeline Digital, Inc., Magnetic Corporation and Jennifer Bakunas	8-K	October 6, 2011	2.1
2.5	Agreement and Plan of Merger, dated as of May 31, 2012, by and among Bridgeline Digital, Inc., MarketNet, Inc. and Jill Bach	8-K	June 5, 2012	2.1
3.1	Amended and Restated Certificate of Incorporation, as amended	10-Q	May 15, 2013	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015	8-K	May 5, 2015	3.1
3.3	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	November 4, 2014	3.1
3.4	Amended and Restated By-Laws	10-Q	February 17, 2015	3.2
3.5	Certificate of Designations of the Series B Convertible Preferred Stock	8-K	October 19, 2018	3.1
3.6	Amended and Restated By-Laws	8-K	December 14, 2018	3.1
4.1	Specimen Common Stock Certificate (File No. 333-139298)	SB-2/A	June 20, 2007	4.1
4.2	Form of Warrant	8-K	October 19, 2018	4.1
10.1*	Employment Agreement with Roger “Ari” Kahn, dated August 24, 2015	10-K	December 24, 2015	10.1
10.2*	First Amendment to Employment Agreement, Roger “Ari” Kahn, dated May 10, 2016	8-K	May 13, 2016	10.1
10.3*	Employment Agreement with Michael Prinn dated January 19, 2011	8-K	January 21, 2011	10.1
10.4*	Employment Agreement with Michael Prinn dated November 11, 2016	10-Q	February 14, 2017	10.7
10.5	Amended and Restated Stock Incentive Plan, as amended	DEF 14 A	July 14, 2014	C
10.6	Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated October 29, 2010	8-K	November 4, 2010	10.1
10.7	Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated May 31, 2012	8-K	June 5, 2012	10.1
10.8	Form of Common Stock Purchase Warrant issued to Placement Agent, dated November 6, 2013	8-K	November 12, 2013	10.3
10.9	Placement Agent Agreement between Bridgeline Digital, Inc. and Taglich Brothers, Inc., dated October 30, 2013	8-K	November 12, 2013	10.5
10.10	Form of Restricted Stock Agreement by and between Bridgeline Digital, Inc. and certain Board of Directors, dated February 24, 2014	10-Q	May 15, 2014	10.2
10.11	Securities Purchase Agreement between Bridgeline Digital, Inc. and the Investors named therein dated March 28, 2014	10-Q	May 15, 2014	10.3
10.12	Form of Common Stock Purchase Warrant issued to Placement Agent, dated March 28, 2014	10-Q	May 15, 2014	10.4
10.13	Securities Purchase Agreement between Bridgeline Digital, Inc and the investors therein, dated October 28, 2014	8-K	November 4, 2014	10.1

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
10.14	Form of Common Stock Purchase Warrant Issued to Placement Agent	8-K	November 4, 2014	10.2
10.15	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated January 7, 2015	8-K	January 9, 2015	10.2
10.16	Side Letter between the Company and Michael Taglich, dated January 7, 2015	8-K	January 9, 2015	10.3
10.17	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated February 17, 2015	10-Q	February 17, 2015	10.2
10.18	Form of Restricted Stock Agreement	10-Q	May 15, 2015	10.6
10.19	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated May 12, 2015	10-Q	May 15, 2015	10.9
10.20	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated July 21, 2015	8-K	July 24, 2015	10.2
10.21	Securities Purchase Agreement between Bridgeline Digital, Inc and the investors therein, dated October 13, 2015	10-Q	February 12, 2016	10.3
10.22	Bridgeline Digital Inc. 2016 Stock Incentive Plan Form of Common Stock Purchase Warrant issued to Placement Agent	DEF 14 A	March 22, 2016	Appendix B
10.23	Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated June 9, 2016	8-K	June 15, 2016	10.1
10.24	Unconditional Guarantee entered into by Michael N. Taglich in favor of Heritage Bank of Commerce, dated June 9, 2016	8-K	June 15, 2016	10.2
10.25	Placement Agreement between Bridgeline Digital, Inc and Taglich Brothers, Inc dated March 31, 2016	8-K	June 15, 2016	10.3
10.26	First Amendment to the Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated August 15, 2016	10-Q	August 15, 2016	10.12
10.27	Form of Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.1
10.28	Form of Purchaser Warrant	8-K	November 4, 2016	10.2
10.29	Form of Registration Rights Agreement dated November 3, 2016	8-K	November 4, 2016	10.3
10.30	Form of Insider Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.4
10.31	Second Amendment to the Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated December 14, 2016	10-K	December 19, 2016	10.66
10.32	Third Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce dated August 10, 2017	10-Q	August 14, 2017	10.1
10.33	First Amendment to Affirmation of Guaranty between Michael N. Taglich and Heritage Bank of Commerce	10-Q	August 14, 2017	10.2
10.34	Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P. dated October 10, 2017	8-K	October 13, 2017	10.1
10.35	Form of Warrant to Purchase Stock issued to Montage Capital II, L.P	8-K	October 13, 2017	10.2
10.36	Intercreditor Agreement between Heritage Bank of Comerce and Montage Capital II, L.P dated October 10, 2017	8-K	October 13, 2017	10.3
10.37	Fifth Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce, dated November 27, 2017	8-K	November 28, 2017	10.1
10.38	Seventh Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce, dated May 10, 2018	10-Q	May 15, 2018	10.1
10.39	First Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II. LP, dated May 10, 2018	10-Q	May 15, 2018	10.2
10.40	Eight Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce, dated August 10, 2018	10-Q	August 14, 2018	10.1
10.41	Form of Note Purchase Agreement	8-K	September 11, 2018	10.1
10.42	Form of Promissory Note	8-K	September 11, 2018	10.2
10.43	Form of Subordination Agreement	8-K	September 11, 2018	10.3
10.44	Ninth Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce, dated September 21, 2018	8-K	September 25, 2018	10.1
10.45	Second Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P. dated October 22, 2018	8-K	October 24, 2018	10.1
10.46	Tenth Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce, dated December 27, 2018	10-K	December 28, 2018		X
10.47	Third Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P. dated December 27, 2018	10-K	December 28, 2018		X

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Marcum LLP	X
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS**	XBRL Instance	X
101.SCH**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation	X
101.DEF**	XBRL Taxonomy Extension Definition	X
101.LAB**	XBRL Taxonomy Extension Labels	X
101.PRE**	XBRL Taxonomy Extension Presentation	X

(c) Financial Statement Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Roger Kahn

Name: Roger Kahn

December 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	President and Chief Executive Officer, Director	December 28, 2018
Roger Kahn	(Principal Executive Officer)
/s/ Carole Tyner	Chief Financial Officer	December 28, 2018
Carole Tyner	(Principal Financial Officer)

/s/Kenneth Galaznik	Director	December 28, 2018
Kenneth Galaznik

/s/ Joni Kahn	Director	December 28, 2018
Joni Kahn

/s/ Scott Landers	Director	December 28, 2018
Scott Landers

/s/ Michael Taglich	Director	December 28, 2018
Michael Taglich