Form 10-Q
period 2018-12-31
Bridgeline Digital, Inc.
filed 2019-02-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-139298

Bridgeline Digital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2263942
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

100 Summit Drive
Burlington, Massachusetts	01803
(Address of Principal Executive Offices)	(Zip Code)

(781) 376-5555
(Registrant’s telephone number, including area code) (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)   ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of February 10, 2019 was 14,181,259.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2018

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2018

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital market, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, dependence on third parties, the security of our software and response to cyber security risks, our ability to meet our financial obligations and commitments, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls, and our ability to respond to government regulations. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

(Unaudited)

	December 31,	September 30,
	2018	2018
ASSETS

Current assets:
Cash and cash equivalents	$2,101	$644
Accounts receivable and unbilled receivables, net	2,267	1,721
Prepaid expenses	472	452
Other current assets	75	21
Total current assets	4,915	2,838
Property and equipment, net	57	80
Intangible assets, net	17	20
Goodwill	4,050	7,782
Other assets	232	280
Total assets	$9,271	$11,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,215	$1,577
Accrued liabilities	480	580
Debt, current	198	1,017
Deferred revenue	935	594
Total current liabilities	2,828	3,768

Debt, net of current portion	2,323	2,574
Other long term liabilities	203	234
Total liabilities	5,354	6,576

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series A Convertible Preferred stock:
264,000 shares and 262,310 shares at December 31, 2018 and 264,000 shares and 262,364 shares at September 30, 2018 issued and outstanding (liquidation preference $2,624 at December 31, 2018)	-	-
Series B Convertible Preferred stock:
4,288 shares and 80 shares at December 31, 2018 and 0 shares at September 30, 2018 issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 14,081,259 shares and 4,241,225 shares at December 31, 2018 and at September 30, 2018 issued and outstanding	14	5
Additional paid-in capital	70,988	66,548
Accumulated deficit	(66,734)	(61,778)
Accumulated other comprehensive loss	(351)	(351)
Total stockholders’ equity	3,917	4,424
Total liabilities and stockholders’ equity	$9,271	$11,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	December 31,
	2018	2017
Net revenue:
Digital engagement services	$1,073	$2,060
Subscription and perpetual licenses	1,045	1,606
Managed service hosting	257	303
Total net revenue	2,375	3,969
Cost of revenue:
Digital engagement services	855	1,397
Subscription and perpetual licenses	423	480
Managed service hosting	63	80
Total cost of revenue	1,341	1,957
Gross profit	1,034	2,012
Operating expenses:
Sales and marketing	814	1,030
Support	91	74
General and administrative	687	736
Research and development	418	407
Depreciation and amortization	26	108
Goodwill impairment	3,732	-
Total operating expenses	5,768	2,355
Loss from operations	(4,734)	(343)
Interest and other expense, net	(217)	(86)
Loss before income taxes	(4,951)	(429)
Provision for income taxes	4	1
Net loss	(4,955)	(430)
Dividends on convertible preferred stock	(79)	(75)
Net loss applicable to common shareholders	$(5,034)	$(505)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.46)	$(0.12)
Number of weighted average shares outstanding:
Basic and diluted	11,007,780	4,200,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2018	2017
Net Loss	$(4,955)	$(430)

Other Comprehensive Income : Net change in foreign currency translation adjustment	-	1
Comprehensive loss	$(4,955)	$(429)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,955)	$(430)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	9	-
Amortization of intangible assets	4	72
Depreciation	20	36
Other amortization	15	16
Goodwill impairment	3,732	-
Debt discount amortization	150	22
Change in fair value of warrant	(12)	-
Stock-based compensation	97	125
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	(546)	(182)
Prepaid expenses	28	(55)
Other current assets and other assets	(10)	5
Accounts payable and accrued liabilities	(499)	(37)
Deferred revenue	344	(86)
Other liabilities	68	(61)
Total adjustments	3,400	(145)
Net cash used in operating activities	(1,555)	(575)
Cash flows from investing activities:
Software development capitalization costs	(11)	-
Purchase of property and equipment	(7)	(8)
Net cash used in investing activities	(18)	(8)
Cash flows from financing activities:
Proceeds from issuance of common stock and Series B convertible preferred stock, net of issuance costs	4,376	-
Proceeds from term notes from Montage Capital, net of issuance costs	-	953
Borrowing on bank line of credit	-	300
Payments on bank line of credit	(201)	(300)
Principal payments on term notes from Montage Capital	(125)	-
Principal payments on promissory term notes	(941)	-
Cash dividends paid on Series A convertible preferred stock	(79)	-
Net cash provided by financing activities	3,030	953
Effect of exchange rate changes on cash and cash equivalents	-	(1)
Net increase in cash and cash equivalents	1,457	369
Cash and cash equivalents at beginning of period	644	748
Cash and cash equivalents at end of period	$2,101	$1,117
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$185	$64
Income taxes	$4	$9
Non cash investing and financing activities:
Accrued dividends on convertible preferred stock	$-	$76

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, The Digital Engagement Company™ ( the “Company”), helps customers with their digital experience from websites and intranets to eCommerce experiences. The Bridgeline Unbound platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the software resides on a dedicated server in either the customer’s facility or hosted by Bridgeline via a cloud-based hosted services model.

The Company was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Burlington, Massachusetts.  The Company has one wholly-owned subsidiary, Bridgeline Digital Pvt. Ltd. located in Bangalore, India.

Liquidity and Management’s Plans

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund operations, develop new products, and build infrastructure. During the past two fiscal years and continuing into the current fiscal year, the Company has executed on a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses. The Company is continuing to maintain tight control over discretionary spending in the current fiscal year.

Revenue decreased in the last fiscal year compared to the previous fiscal year and is expected to decline further this fiscal year. The Company has made significant cost reductions over the past few years, but these reductions may not be enough to compensate for further declines in revenues in future periods. While there can be no assurances that the anticipated sales will be achieved for future periods to provide positive cash flows, the Company’s management believes it will have an appropriate cost structure to support the revenues that will be achieved. As such, management believes that it is probable that we will meet our working capital, capital expenditure and debt repayment needs for the next twelve months from the financial statement date of issuance.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation. The operating results for the three months ended December 31, 2018 are not necessarily indicative of the results to be expected for the year ending September 30, 2019. The accompanying September 30, 2018 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission on December 28, 2018.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09 or ASC 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP, which became effective for the Company on October 1, 2018. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 also includes subtopic ASC 340-40, Other Assets and Deferred Costs- Contracts with Customers, referred to herein as ASC 340-40, which provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract, discussed further below.

The Company adopted the new revenue guidance using the modified retrospective method applied to those contracts which were not completed as of October 1, 2018. Results for reporting periods beginning after September 30, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historic revenue guidance.  The Company applied the new standard using practical expedients where:

●	the measurement of the transaction price excludes all taxes assessed by governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer;
●	the new revenue guidance has been applied to portfolios of contracts with similar characteristics;
●	the modified retrospective approach has been applied only to contracts that are not completed contracts at the date of initial adoption; and
●	the value of unsatisfied performance obligations for contracts with an original expected length of one year or less has not been disclosed.

Revenue recognition from the Company’s primary revenue streams remained substantially unchanged following adoption of ASC 606 and therefore did not have a material impact on its revenues. The impact of applying the new guidance in fiscal 2019 versus the prior guidance resulted in a change to the period over which sales commissions are amortized to incorporate an estimated customer life. This resulted in a longer amortization period for deferred commission expense, which reduces expense compared to the application of the prior guidance.

Upon adoption, Other current assets increased by $50 due to the capitalization of the current portion of sales commissions and other assets increased by $27 due to the capitalization of the noncurrent portion of sales commissions. Retained earnings increased by $77 as a net result of these adjustments. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated financial statements during the three months ended and as of December 31, 2018:

	As of December 31, 2018

	As Reported	Adjustments	As If Presented Under ASC 605
Condensed Consolidated Balance Sheet
Assets
Other current assets	$75	50	$25
Other assets	232	27	205
Equity
Retained earnings	$66,734	77	$66,811

	Three Months Ended December 31, 2018

	As Reported	Adjustments	As If Presented Under ASC 605
Condensed Consolidated Statement of Operations
Sales and Marketing	$814	$13	$827
Net loss	$(4,955)	$13	$(4,968)
Net loss per share
Basic and diluted	$(0.46)	$0.01	$(0.45)

	Three Months Ended December 31, 2018

	As Reported	Adjustments	As If Presented Under ASC 605
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities
Net loss	$(4,955)	$13	$(4,968)
Other current assets and other assets	$(10)	$77	$56

The Company derives its revenue from three sources: (i) Software Licenses, which are comprised of subscription fees ("SaaS"), perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses, (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering and (iii) hosting of perpetual licenses. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS” and do not take possession of the software.

Revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. If the consideration promised in a contract includes a variable amount, for example, overage fees, contingent fees or service level penalties, the Company includes an estimate of the amount it expects to receive for the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s subscription service arrangements are non-cancelable and do not contain refund-type provisions. Revenue is reported net of applicable sales and use tax.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

•	Identify the customer contract;
•	Identify performance obligations that are distinct;
•	Determine the transaction price;
•	Allocate the transaction price to the distinct performance obligations; and
•	Recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability and consideration is probable.

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services.  A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.

Allocate the transaction price to the distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer.  The Company determines the SSP of its goods and services based upon the historical average sales prices for each type of software license and professional services sold.

 Recognize revenue as the performance obligations are satisfied

Revenues are recognized when or as control of the promised goods or services is transferred to customers.  Revenue from SaaS licenses is recognized ratably over the subscription period beginning on the date the license is made available to customers. Most subscription contracts are three-year terms. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period and an option to purchase post-customer support (“PCS”). PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized upon delivery.  The Company also offers hosting services for those customers who purchase a perpetual license and do not want to run the software in their environment. Revenue from hosting is recognized ratably over the service period, ranging from one to three-year terms. The Company recognizes revenue from professional services as the services are provided.

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geography and product groupings within the notes (Note 11) as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Deferred Revenue

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent deferred revenue included in Other long term liabilities.  Deferred revenue during the three months ended December 31, 2018 increased by $341.  As of December 31, 2018, approximately $13 of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 99% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

	Deferred Revenue
	Current	Noncurrent
Balance as of October 1, 2018	$594	$20
Increase(decrease)	$341	$(7)
Balance as of December 31, 2018	$935	$13

Deferred Capitalized Commission Costs

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately three years.  The Company evaluated both qualitative and quantitative factors, including the estimated life cycles of its offerings, renewal rates, and its customer attrition to determine the amortization periods for the capitalized costs. The initial amortization period will generally be the customer contract term, which is typically thirty-six (36) months, with some exceptions. Deferred capitalized commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred capitalized commission costs, and the remaining portion is recorded as long-term deferred capitalized commission costs. Deferred capitalized commissions increased by $29 for the quarter ended December 31, 2018 compared to $77 for the year ended September 30, 2018. Current deferred capitalized commission costs are included in Other current assets in the Condensed Consolidated Balance Sheet and noncurrent deferred capitalized commission costs are included in Other assets in the Condensed Consolidated Balance Sheet. Amortization expense for the three months ended December 31, 2018 was $15.

Accounting Pronouncements Pending Adoption

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

Earnings Per Share

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

Compensation – Stock Compensation

In June 2018, the FASB issued ASU 2018-07, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. Management is currently evaluating the impact of the new guidance on its consolidated financial statements.

Intangibles – Goodwill and Other - Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. ASU 2018-15 is effective for interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	December 31, 2018	September 30, 2018
Accounts receivable	$2,332	$1,866
Unbilled receivables	98	36
Subtotal	2,430	1,902
Allowance for doubtful accounts	(163)	(181)
Accounts receivable and unbilled receivables, net	$2,267	$1,721

For the three months ended December 31, 2018, three customers represented more than 10% of accounts receivable. For the year ended September 30, 2018, two customers represented more than 10% of accounts receivable. For the three months ended December 31, 2018, two customers represented 18% and 19% of the Company’s total revenue. For the year ended September 30, 2018, three customers each represented approximately 10% - 14% of the Company’s total revenue.

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

The Company believes the recorded values for accounts receivable and accounts payable and short term debt approximate current fair values as of December 31, 2018 and September 30, 2018 because of their short-term nature and durations. The carrying value of long term debt also approximates fair value as of December 31, 2018 and September 30, 2018 based upon the Company’s ability to acquire similar debt at similar maturities and renew current debt instruments under similar terms as the original debt.

In October 2017, the Company recorded a liability associated with a warrant to purchase common stock issued to Montage Capital II, L.P (“Montage Capital”). The fair value of the warrant liability utilizes a Level 3 input. To determine the value of the warrant liability, the Company used a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our shares to trade in an active market. The Monte Carlo option-valuation model also uses certain assumptions to determine the fair value, including expected life and annual volatility. The initial valuation assumptions included an expected life of eight (8) years, annual volatility of 80%, and a risk-free interest rate of 2.24%. At December 31, 2018, annual volatility decreased to 74%, the risk-free rate was 2.58% and the Company’s stock price declined to $0.23 per share.

The fair value of the warrant liability was valued at the loan execution date in the amount of $341 and is revalued at the end of each reporting period to fair value. The fair value of the warrant is included in Other long-term liabilities in the Condensed Consolidated Balance Sheet. Changes in fair value are included in interest expense in the Statement of Operations in the period the change occurs. In total, the Company has recorded a change in fair value of $173 since the original valuation in October 2017. The fair value of the warrant at December 31, 2018 is $168.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2018 and September 30, 2018 are as follows:

		As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability	$-	$-	$168	$168
Total Liabilities	$-	$-	$168	$168

		As of September 30, 2018
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability	$-	$-	$180	$180
Total Liabilities	$-	$-	$180	$180

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liability.

Warrant Liability

Three Months Ended December 31,
2018
Balance at beginning of period, October 1, 2018	$180
Adjustment to fair value	(12)
Balance at end of period, December 31, 2018	$168

5. Goodwill

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

An interim test was performed at December 31, 2018, as a decline in the stock price and other negative qualitative factors led management to conclude that there was a potential impairment. The fair value was calculated using the Company’s market price.  In performing the interim impairment test, Management concluded that goodwill was impaired and recorded a charge of $3.7 million. This amount is reflected as a reduction in goodwill of $3.7 million in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2018 with the offset as an expense in the Company’s Condensed Consolidated Statement of Operations.

Changes in the carrying value of goodwill are as follows:

	As of	As of
	December 31, 2018	September 30, 2018
Balance at beginning of period	$7,782	$12,641
Impairment	(3,732)	(4,859)
Balance at end of period	$4,050	$7,782

6.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of	As of
	December 31, 2018	September 30, 2018
Domain and trade names	$10	$10
Non-compete agreements	7	10
	$17	$20

Total amortization expense related to intangible assets for the three months ended December 31, 2018 and the year ended September 30, 2018 was $4 and $242, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2019 (remaining) and 2020 is $7 and $0, respectively.

7.   Restructuring

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes the restructuring activity for the three months ended December 31, 2018:

Facility Closures and Other Costs
Balance at beginning of period, October 1, 2018	$78
Charges to operations	-
Cash disbursements	(29)
Changes in estimates	-
Balance at end of period, December 31, 2018	$49

The components of the accrued restructuring liabilities is as follows:

	As of	As of
	December 31, 2018	September 30, 2018
Facilities and related	$49	$77
Other	-	1
Total	$49	$78

As of December 31, 2018, $37 was reflected in Accrued Liabilities and $12 in Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet. As of September 30, 2018, $53 is reflected in Accrued Liabilities and $25 is reflected in Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet.

8.   Debt

The Company’s debt as of December 31, 2018, consisted of the Line of Credit from Heritage Bank of Commerce (“Heritage Bank”) and a term loan with Montage Capital II, L.P. (“Montage Capital”). The Company’s debt as of September 30, 2018, consisted of the Line of Credit from Heritage Bank, a term loan with Montage Capital, and Promissory Term Notes.

Debt at December 31, 2018 and September 30, 2018 consists of the following:

	As of	As of
	December 31, 2018	September 30, 2018
Line of credit borrowings	$1,880	$2,081
Term loan - Montage Capital	844	922
Other promissory notes	-	941
Other (debt discount)	(203)	(353)
Total debt	$2,521	$3,591
Less current portion	$198	$1,017
Long term debt, net of current portion	$2,323	$2,574

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Heritage Line of Credit

In June 2016, the Company entered into a new Loan and Security Agreement (“Heritage Agreement”), with Heritage Bank. The Heritage Agreement had an original a term of 24 months but was further amended in February 2019 to a maturity date of February 29, 2020. The Company paid an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the following years.  The facility fee will be $6 on each anniversary thereafter. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric. The Company was in compliance with all financial covenants as of December 31, 2018.

The Heritage Agreement provides for up to $2.5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $2.5 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time. The borrowings or credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance, and must pay down the outstanding loan advance if it exceeds the borrowing capacity.  Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, (7.25% and 7.0% at December 31, 2018 and September 30, 2018, respectively). As of December 31, 2018, the Company had an outstanding balance under the Heritage Agreement of $1.9 million and additional borrowing capacity of $200.

Amendments – Heritage Bank

The Company and Heritage Bank have executed numerous amendments since the origination of the Heritage Agreement. Those amendments that are relevant as of December 31, 2018 are the following:

The first amendment, executed on August 15, 2016, included a decrease in the revolving line of credit from $3.0 million to $2.5 million. The second amendment, executed on December 14, 2016, included a minimum cash requirement of $250 in the Company’s accounts at Heritage. On October 6, 2017, a fourth amendment was executed, which included a consent to the Company’s incurrence of additional indebtedness from Montage Capital and the grant of a second position lien to Montage Capital. In addition, Heritage Bank and Montage Capital entered into an Intercreditor Agreement dated October 10, 2017 and acknowledged by the Company. On September 21, 2018, the ninth amendment was executed and addressed the minimum unrestricted cash requirements for the Company’s accounts at Heritage Bank upon repayment of certain Promissory Term Notes issued by the Company on September 7, 2018 in the principal amount of $941. On December 27, 2018, the tenth amendment was executed, which extended the maturity date of the Loan Agreement to January 1, 2020, as well as, set new financial covenants for fiscal 2019. On February 14, 2019, the eleventh amendment was executed, which extended the maturity date of the Loan Agreement to February 29, 2020, as well as, set new financial covenants for fiscal 2019.

Montage Capital II, L.P. Loan Agreement

On October 10, 2017, the Company entered into a Loan and Security Agreement (the “Montage Agreement or Montage Loan”) with Montage Capital. The Montage Agreement has a thirty-six (36) month term which matures on October 10, 2020. The Montage Agreement provided for up to $1.5 million of borrowing in the form of a non-revolving term loan which may be used by the Company for working capital purposes. $1 million of borrowing was advanced on the date of closing and the option to borrow the remainder has lapsed. Borrowings bear interest at the rate of 12.75% per annum. The Company paid a fee of $47 to Montage Capital at closing. Interest only payments are due and payable during the first nine months of the Montage Loan. On July 1, 2018, the Company commenced payment of principal payments of $26 per month plus accrued interest. All remaining principal and interest shall be due and payable at maturity. Borrowings are secured by a second position lien on all of the Company’s assets including intellectual property and general intangibles and is subordinate to the Company’s senior debt facility with Heritage Bank. Pursuant to the Montage Agreement, the Company is also required to comply with certain financial covenants.

On May 10, 2018, the first amendment to the Montage Agreement (the “First Amendment”) was executed. The First Amendment included the Adjusted EBITDA metrics for the third quarter of fiscal 2018 and a waiver for not achieving the Adjusted EBITDA metrics for the quarter ended March 31, 2018. A second amendment to the Montage Agreement (the “Second Amendment”) was executed on October 22, 2018. The Second Amendment included modifications to financial covenants and addressed the minimum unrestricted cash requirements for the Company’s accounts at Heritage Bank upon repayment of debt incurred by the Company pursuant to certain Promissory Term Notes (see below) issued by the Company on September 7, 2018 in the principal amount of $941. A third amendment to the Montage Agreement (the “Third Amendment”) was executed on December 7, 2018 and included the new financial covenants for fiscal 2019. The Company was in compliance with all financial covenants as of December 31, 2018.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As additional consideration for the Montage Loan, the Company issued to Montage Capital an eight-year warrant (the “Montage Warrant”) to purchase 66,315 shares of the Company’s common stock at a price equal to $2.65 per share. The Montage Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage Capital shall have the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Montage Warrant will be surrendered to the Company for cancellation.

Promissory Term Notes

On September 7, 2018, the Company sold and issued subordinate promissory notes (the “Promissory Term Notes”) to certain accredited investors (“Purchasers”), pursuant to which it issued to the Purchasers (i) Promissory Term Notes, in the aggregate principal amount of approximately $941. The Promissory Term Notes have an original issue discount of fifteen percent (15%), bear interest at a rate of twelve percent (12%) per annum, and have a maturity date of the earlier to occur of (a) six months from the date of execution of the Purchase Agreement, or (b) the consummation of a debt or equity financing resulting in the gross proceeds to the Company of at least $3.0 million. After recording $141 of original issue discount and debt issuance costs of $40, the Company received net cash proceeds in the aggregate amount of $760 for the Promissory Term Notes. The original issue discount and debt issuance costs are recorded as a contra liability and will be amortized over the life of the Promissory Term Notes. On October 19, 2018, the Company completed an equity financing resulting in gross proceeds of $5.0 million and repaid the Promissory Term Notes including accrued interest of $13 for a total of $954 on October 23, 2018. Such repayments were approved by both Heritage Bank and Montage Capital.

Further, Heritage Bank and Montage Capital, both approved the issuance of the Promissory Term Notes and the repayment terms and each Purchaser also entered into a Subordination Agreement with the two parties, pursuant to which the Purchasers agreed to subordinate (i) all of the Company’s indebtedness and obligations to the Purchasers, whether presently existing or arising in the future, to all of the Company’s indebtedness the both Heritage Bank and Montage Capital and (ii) all of the Purchasers’ security interests, if any, to all of Heritage Bank’s and Montage Capital’s security interests in property of the Company.

9.   Shareholders’ Equity

Preferred Stock Series A Convertible

In October 2014, the Company designated 264,000 shares of its Preferred stock (the “Preferred Stock”) as Series A convertible preferred stock and sold 200,000 shares of Series A convertible preferred stock at a purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The current conversion price is $16.25 and is subject to adjustment in the event of stock splits or stock dividends. As of December 31, 2018, a total of 1,636 preferred shares have been converted to 1,007 shares of common stock.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Effective January 1, 2017, cumulative dividends are payable at a rate of 12% per year. The Company has issued 64,000 shares of Preferred Stock as PIK dividends to the preferred shareholders, which is the maximum amount of cumulative PIK dividends authorized. Therefore, all future dividend payments will be cash dividends. Total cash dividend payments for the three months ended December 31, 2018 were $79.

Preferred Stock Series B Convertible

On October 16, 2018, in connection with a public offering, the Company issued 4,288 Series B Convertible Preferred Stock, par value $0.001 per share, with each share of Series B Convertible Preferred Stock convertible into 2,000 shares of the Company’s common stock at a conversion price of $0.50 per share. As of December 31, 2018, 4,208 shares of Series B Convertible Preferred Stock have been converted into 8,416,000 shares of common stock.

Common Stock

Public Offering

On October 16, 2018, the Company issued and sold in a public offering (the “Offering”) an aggregate of (i) 1,424,000 Class A Units (the “Class A Units”) at a price of $0.50 per Class A Unit, consisting of (i) one share of the Company’s common stock and one five-year warrant to purchase one share of Company common stock at an exercise price of $0.50 per share and (ii) 4,288 Class B Units,  consisting of one share of Series B Convertible Preferred Stock and a Warrant to purchase one share of common stock. Each share of Series B Convertible Preferred Stock is convertible into 2,000 shares of the Company’s common stock at a conversion price of $0.50 per share. The net proceeds to the Company from the Offering, after deducting the underwriter’s fees and expenses, the Company’s Offering expenses and the repayment of the Promissory Term Notes were approximately $3.4 million.

In addition, the Company granted the underwriter of the Offering a 45-day option (the “Over-allotment Option”) to purchase up to an additional 1.5 million shares of common stock and additional warrants to purchase an additional 1.5 million shares of common stock. At the time of the Offering, the underwriter partially exercised the Over-allotment Option by electing to purchase from the Company additional warrants to purchase 400,000 shares of common stock.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan replaced an older plan that had expired in August 2016. The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Initially, a total of 500,000 shares of the Company’s Common Stock is reserved for issuance under the 2016 Plan. As of December 31, 2018, there were 232,066 options outstanding under this plan and 267,934 shares available for future issuance.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Common Stock Warrants

The Company typically issues warrants to individual investors and placement agents to purchase shares of the Company’s common stock in connection with public and private placement fund raising activities. Warrants may also be issued to individuals or companies in exchange for services provided for the Company. The warrants are typically exercisable six months after the issue date, expire in five years, and contain a cashless exercise provision and piggyback registration rights.

Total warrants outstanding as December 31, 2018 were as follows:

	Issue
Type	Date	Shares	Price	Expiration
Placement Agent	3/28/2014	12,800	$26.25	3/28/2019
Placement Agent	10/28/2014	12,308	$16.25	10/28/2019
Director/Shareholder	12/31/2014	12,000	$20.00	12/31/2019
Director/Shareholder	2/12/2015	12,000	$20.00	2/12/2020
Director/Shareholder	5/12/2015	12,000	$20.00	5/12/2020
Director/Shareholder	12/31/2015	6,000	$20.00	12/31/2020
Placement Agent	5/17/2016	86,778	$3.75	5/17/2021
Placement Agent	5/11/2016	53,334	$3.75	5/11/2021
Placement Agent	7/15/2016	44,000	$4.60	7/15/2021
Investors	11/9/2016	213,538	$3.50	5/22/2022
Director/Shareholder	12/31/2016	6,000	$20.00	12/31/2021
Financing	10/10/2017	66,315	$2.65	10/10/2025
Director/Shareholder	12/31/2017	6,000	$20.00	12/31/2022
Investors	10/19/2018	10,400,000	$0.50	10/19/2023
Placement Agent	10/19/2018	500,000	$0.625	10/16/2023
Total		11,443,073

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2018	457,846	$6.83	546,151	$6.16
Granted	-	$-	10,900,000	$0.51
Exercised	-	$-	-	$-
Forfeited or expired	(14,068)	$(24.58)	(3,078)	$(32.50)
Outstanding, December 31, 2018	443,778	$6.52	11,443,073	$0.77

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Three Months Ended
	December 31,
	2018	2017
Number of options granted	none	800
Volatility	n/a	83.45%
Estimated life (in years)	n/a	6
Risk-free interest rate	n/a	2.02%
Weighted-average fair value per share of grants	n/a	$2.92

10.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended
(in thousands, except per share data)	December 31,
	2018	2017
Net loss	$(4,955)	$(430)
Accrued dividends on convertible preferred stock	(79)	(75)
Net loss applicable to common shareholders	$(5,034)	$(505)

Weighted average common shares outstanding - basic and diluted	11,008	4,200

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.46)	$(0.12)

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted net income per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants and convertible preferred stock using the “treasury stock” method. For both the three months ended December 31, 2018 and 2017, the computation of diluted loss per share does not include all of stock options, warrants and convertible preferred stock as they are anti-dilutive.

11.  Disaggregated Revenue and Segment Reporting

The Company operates as one operating segment, therefore, all required financial segment information can be found in the condensed consolidated financial statements.

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended
	December 31,
Revenues:	2018	2017
United States	$2,353	$3,862
International	$22	$107
	$2,375	$3,969

The Company’s revenue by type is as follows:

	Three Months Ended
	December 31,
Revenues:	2018	2017
Digital Engagement Services	$1,073	$2,060
Subscription	764	1,477
Perpetual Licenses	154	-
Maintenance	127	129
Hosting	257	303
	$2,375	$3,969

12.  Income Taxes

Income tax expense was $4 and $1 for the three months ended December 31, 2018 and 2017. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset any potential taxable income for all periods presented.

13.  Related Party Transactions

In November 2018, the Company engaged Taglich Brothers Inc,,on a non-exclusive basis, to perform advisory and investment banking services with possible acquisition target possibilities. Michael Taglich, a director and shareholder of the Company, is the President and Chairman of Taglich Brothers Inc.   Fees for the services are $8 per month for three months and $5 thereafter, cancellable at any time. Taglich Brothers Inc. may also earn a success fee ranging from $200 for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million.

14.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of December 31, 2018, the Company was not engaged with any material legal proceedings.

15.  Subsequent Events

On February 13, 2019, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Seevolution Inc, a Delaware corporation, Celebros, Inc., a Delaware corporation, and Elisha Gilboa,an individual and shareholder of Seevolution, collectively (the “Sellers”). The Asset Purchase Agreement sets forth the terms and conditions pursuant to which the Company acquired certain assets of the Sellers in exchange for consideration paid to the Sellers consisting of (i) $400,000 in cash, (ii) the payment of $100,000 of additional cash to be paid out $10,000 per month for ten months starting April 30, 2019 and (iii) 2,000,000 shares of Bridgeline Digital common stock.

On February 14, 2019, the Company paid a deposit of $498 to secure a bid and commence confirmatory due diligence related to the potential acquisition of a Canadian company that filed a Notice of Intention to File a Proposal under the Bankruptcy and Insolvency Act.  Due to the terms of the sale and investment solicitation process (bid process), the name of the acquisition target cannot be revealed until the confirmatory due diligence is completed and the Canadian court approves the sale, which will be at the end of February 2019.

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

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers maximize the performance of their full digital experience from websites and intranets to eCommerce experiences. Bridgeline’s Unbound platform is a Digital Experience Platform that deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics (Insights) with the goal of assisting marketers to deliver exceptional digital experiences that attract, engage, nurture and convert their customers across all channels. Bridgeline offers a core accelerator framework for rapidly implementing digital experiences on the Bridgeline Unbound Platform which provides customers with cost-effective solutions in addition to velocity to market.

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

Customer Information

For the three months ended December 31, 2018, two customers represented 18% and 19% of the Company’s total revenue. For the three months ended December 31, 2017, two customers represented 11% and 12% of the Company’s total revenue.

Results of Operations for the Three Months Ended December 31, 2018 compared to the Three Months Ended December 31, 2017

Total revenue for the three months ended December 31, 2018 was $2.4 million and $4.0 million for the three months ended December 31, 2017. We had a net loss of ($5.0) million for the three months ended December 31, 2018 and ($430) thousand for the three months ended December 31, 2017. Included in the net loss for the three months ending December 31, 2018 was a goodwill impairment of $3.7 million.  Net loss per share applicable to common shareholders was ($0.46) for the three months ended December 31, 2018 and ($0.12) for the three months ended December 31, 2017.

	Three Months	Three Months
(in thousands)	Ended	Ended
	December 31,	December 31,	$	%
	2018	2017	Change	Change
Revenue
Digital engagement services	$1,073	$2,060	$(987)	(48%)
% of total revenue	45%	52%
Subscription and perpetual licenses	1,045	1,606	(561)	(35%)
% of total revenue	44%	40%
Managed service hosting	257	303	(46)	(15%)
% of total revenue	11%	8%
Total revenue	2,375	3,969	(1,594)	(40%)

Cost of revenue

Digital engagement services	855	1,397	(542)	(39%)
% of digital engagement revenue	80%	68%
Subscription and perpetual licenses	423	480	(57)	(12%)
% of subscription and perpetual licenses revenue	40%	30%
Managed service hosting	63	80	(17)	(21%)
% of managed service hosting	25%	26%
Total cost of revenue	1,341	1,957	(616)	(31%)
Gross profit	1,034	2,012	(978)	(49%)
Gross profit margin	44%	51%

Operating expenses
Sales and marketing	814	1,030	(216)	(21%)
% of total revenue	34%	26%
Support	91	74	17	23%
% of total revenue	4%	2%
General and administrative	687	736	(49)	(7%)
% of total revenue	29%	19%
Research and development	418	407	11	3%
% of total revenue	18%	10%
Depreciation and amortization	26	108	(82)	(76%)
% of total revenue	1%	3%
Goodwill impairment	3,732	-	3,732	100%
% of total revenue	157%	0%
Total operating expenses	5,768	2,355	3,413	145%
% of total revenue	243%	59%

Loss from operations	(4,734)	(343)	(4,391)	1,280%
Interest and other expense, net	(217)	(86)	(131)	152%
Loss before income taxes	(4,951)	(429)	(4,522)	1,054%
Provision for income taxes	4	1	3	300%
Net loss	$(4,955)	$(430)	$(4,525)	1,052%

Non-GAAP Measure
Adjusted EBITDA	$(866)	$(94)	$(772)	821%

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of Bridgeline Unbound implementation and retainer related services. In total, revenue from digital engagement services decreased $987 thousand, or 48%, to $1.1 million for the three months ended December 31, 2018 compared to $2.1 million for the three months ended December 31, 2017.  Digital engagement services revenue as a percentage of total revenue decreased to 45% from 52% for the three months ended December 31, 2018 compared to the prior period.  The decrease as a percentage of total revenue is attributable to overall decreases in license revenues generating fewer service engagements.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses decreased $561 thousand, or 35%, to $1.0 million for the three months ended December 31, 2018 compared to $1.6 million for the three months ended December 31, 2017.  The decrease for the three months ended December 31, 2018 compared to the prior period is primarily due to a decline in SaaS license revenue due to the loss of a large customer that we previously disclosed. Subscription and perpetual license revenue as a percentage of total revenue increased to 44% for the three months ended December 31, 2018 from 40% for the three months ended December 31, 2017.

Managed Service Hosting

Revenue from managed service hosting decreased $46 thousand, or 15%, to $257 thousand for the three months ended December 31, 2018 compared to $303 thousand for the three months ended December 31, 2017. The decrease is due to customer attrition offset by new hosting contracts entered into the current fiscal year. Managed services revenue as a percentage of total revenue increased to 11% for the three months ended December 31, 2018 from 8% for the three months ended December 31, 2017. The increase as a percentage of revenue is attributable to the overall decreases in other revenue streams.

Costs of Revenue

Total cost of revenue decreased $616 thousand to $1.3 million, or 31%, for the three months ended December 31, 2018 compared to $2.0 million for the three months ended December 31, 2017. The gross profit margin declined to 44% for the three months ended December 31, 2018 compared to 51% for the three months ended December 31, 2017. The decline in the gross profit margin for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 is attributable to the decrease in digital engagement services revenue.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $542 thousand, or 39%, to $855 thousand for the three months ended December 31, 2018 compared to $1.4 million for the three months ended December 31, 2017. The decrease is primarily due to a decrease in headcount. The cost of digital engagement services as a percentage of digital engagement services revenue increased to 80% for the three months ended December 31, 2018 from 68% compared to the three months ended December 31, 2017.  The increase is due to an increase in third party subcontractor costs.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $57 thousand, or 12%, to $423 thousand for the three months ended December 31, 2018 compared to $480 thousand for the three months ended December 31, 2017. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 40% for the three months ended December 31, 2018 from 30% compared to the three months ended December 31, 2017. The increase is attributable to fixed costs to operate our cloud-based hosting model with Amazon Web Services.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $17 thousand, or 21%, to $63 thousand for the three months ended December 31, 2018 compared to $80 thousand for the three months ended December 31, 2017. The cost of managed services as a percentage of managed services revenue decreased to 25% for the three months ended December 31, 2018 from 26% compared to the three months ended December 31, 2017. While certain costs to operate our cloud-based model with Amazon Web Services are fixed, we were able to eliminate unnecessary variable costs.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $216 thousand to $814 thousand, or 21%, for the three months ended December 31, 2018 compared to $1.0 million for the three months ended December 31, 2017.  Sales and marketing expenses represented 34% and 26% of total revenue for the three months ended December 31, 2018 and 2017, respectively. The decrease for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 is attributable to decreases in headcount and the impact of new revenue recognition guidance, which allows companies to capitalize and then amortize sales commissions over the estimated customer life.

Support

Support expenses increased $17 thousand, or 23%, to $91 thousand for the three months ended December 31, 2018 compared to $74 thousand for the three months ended December 31, 2017.   Support expenses represented 4% and 2% of total revenue for the three months ended December 31, 2018 and 2017, respectively. The increase in expense was due to increases in support headcount and personnel expenses.

General and Administrative Expenses

General and administrative expenses decreased $49 thousand, or 7%, to $687 thousand for the three months ended December 31, 2018 compared to $736 thousand for the three months ended December 31, 2017.  General and administrative expenses represented 29% and 19% of total revenue for the three months ended December 31, 2018 and 2017, respectively. The decrease in expense was due to decreases in headcount and personnel expenses.

Research and Development

Research and development expense increased $11 thousand, or 3%, to $418 thousand for the three months ended December 31, 2018 compared to $407 thousand for the three months ended December 31, 2017.  Research and development expenses represented 18% and 10% of total revenue for the three months ended December 31, 2018 and 2017, respectively. The increase in research and development expense is due to an increase in compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased $82 thousand, or 76%, to $26 thousand for the three months ended December 31, 2018 compared to $108 thousand for the three months ended December 31, 2017.  Depreciation and amortization has decreased due to asset retirements related to the termination and closing of offices, as well as reductions in capital expenditures. Depreciation and amortization represented 1% and 3% of total revenue for the three months ended December 31, 2018 and 2017, respectively.

Goodwill Impairment

The Company performed an interim impairment test, which resulted in an impairment charge of $3.7 million. An impairment charge is recognized for the amount by which the carrying amount exceeds the Company’s fair value.

Net Loss

Loss from operations

The loss from operations was ($4.7) million for three months ended December 31, 2018, compared to a loss of ($343) thousand in the prior period. Operating expenses increased $3.4 million, or 145%, for the three months ended December 31, 2018 compared to December 31, 2017, which is primarily a goodwill impairment charge of $3.7 million.  Excluding the goodwill impairment charge of $3.7 million, operating expenses decreased $319 thousand. We have made concerted efforts to bring our operating expenses in line with the decrease in expected revenues.

Income Taxes

The provision for income tax expense was $4 thousand and $1 thousand for the three months ended December 31, 2018 and 2017, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset any potential taxable income.

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

Adjusted EBITDA, however, is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, restructuring charges, goodwill impairment, other amortization and stock-based compensation, and therefore does not represent an accurate measure of profitability.  As a result, Adjusted EBITDA should be evaluated in conjunction with net income for a complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The following table reconciles net loss (which is the most directly comparable GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended
	December 31,
	2018	2017
Net loss	$(4,955)	$(430)
Provision for income tax	4	1
Interest and other expense, net	217	86
Amortization of intangible assets	4	72
Depreciation	20	36
Goodwill impairment	3,732	-
Other amortization	15	16
Stock based compensation	97	125
Adjusted EBITDA	$(866)	$(94)

Adjusted EBITDA decreased compared to the first quarter of fiscal 2018. The decreases are primarily attributable to a decrease in revenues.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $1.6 million for the three months ended December 31, 2018 compared to cash used in operating activities of $450 thousand for the three months ended December 31, 2017. This increase in the use of cash compared to the prior period was primarily due to an increase in accounts receivable and decrease in accounts payable.

Investing Activities

Cash used in investing activities was $18 thousand for the three months ended December 31, 2018 compared to $8 thousand for the three months ended December 31, 2017.  Expenditures for property and equipment during the current fiscal year will not be material.

Financing Activities

Cash provided by financing activities was $3.0 million for the three months ended December 31, 2018 compared to $1.0 million for the three months ended December 31, 2017.  Cash provided by financing activities for the three months ended December 31, 2018 is primarily attributable to the public offering in October 2018 ( the “Offering”), whereby we sold an aggregate of (i) 1,424,000 Class A Units (the “Class A Units”) at a price of $0.50 per Class A Unit, consisting of (i) one share of the Company’s common stock and one five-year warrant to purchase one share of Company common stock at an exercise price of $0.50 and (ii) Preferred stock of 4,288 Class B Units, with each Class B Unit, convertible into 2,000 shares of the Company’s common stock at a conversion price of $0.50. Also, in October 2018, we repaid Promissory Term Notes in the amount of $954 thousand, which included interest of $13 thousand. The net proceeds to the Company from the Offering, after deducting the underwriter’s fees and expenses, the Company’s Offering expenses and the repayment of the Promissory Term Notes were approximately $3.4 million.

Capital Resources and Liquidity Outlook

We believe that the cash balance as of December 31, 2018 of $2.1 million as well as collections from accounts receivable will be sufficient to meet the Company’s obligations for a minimum of twelve months from the financial statement issuance date. Our borrowing facility with Heritage Bank of Commerce is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Commitments and Contingencies

As of December 31, 2018, we have no material commitments or contingencies.

Critical Accounting Policies

These critical accounting policies and estimates by our management were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 28, 2018.

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

Revenue Recognition

The Company derives its revenue from three sources: (i) Software Licenses, which are comprised of subscription fees ("SaaS"), perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses, (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering and (iii) hosting of perpetual licenses. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS” do not take possession of the software.

Revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. If the consideration promised in a contract includes a variable amount, for example, overage fees, contingent fees or service level penalties, the Company includes an estimate of the amount it expects to receive for the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s subscription service arrangements are non-cancelable and do not contain refund-type provisions. Revenue is reported net of applicable sales and use tax.

The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

•	Identify the customer contract;
•	Identify performance obligations that are distinct;
•	Determine the transaction price;
•	Allocate the transaction price to the distinct performance obligations; and
•	Recognize revenue as the performance obligations are satisfied.

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

Accounting for Stock-Based Compensation

At December 31, 2018, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options and are more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 28, 2018.

The Company accounts for stock-based compensation awards in accordance with ASC 718 Compensation-Stock Topic of the Codification.  Share-based payments (to the extent they are compensatory) are recognized in our Consolidated Statements of Operations based on their fair values.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 28, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarter ended December 31, 2018.

Item 6.	Exhibits.

Exhibit No.	Description of Document

1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to our Form 8-K filed on October 19, 2018)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2015)

3.3	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014)

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on July 24, 2017)

3.5	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 19, 2018)

3.6	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on December 14, 2018)

4.1	Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K Filed on November 4, 2016)

4.2	Form of Warrant (incorporated by reference to Exhibit 1.1 to our Form 8-K filed on October 19, 2018)

10.1	Second Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P. dated October 22, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on October 24, 2018)

10.2	Tenth Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce, dated December 27, 2018 (incorporated by reference to Exhibit 10.46 to our Current Report on Form 10-K Filed on December 28, 2018)

10.3	Third Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P. dated December 27, 2018 (incorporated by reference to Exhibit 10.47 to our Current Report on Form 10-K Filed on December 28, 2018)

10.4	Asset Purchase Agreement between Bridgeline Digital, Inc and Seevolution, Inc., Celebros Inc., and Elisha Gilboa, (collectively, the Sellers) dated February 13, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on February 14, 2019)

10.5	Eleventh Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce, dated February 14, 2019

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

February 14, 2019	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

February 14, 2019	/s/ Carole Tyner
Date	Carole Tyner Chief Financial Officer (Principal Financial and Accounting Officer)