Form 10-Q
period 2019-03-31
Bridgeline Digital, Inc.
filed 2019-05-15
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-139298

Bridgeline Digital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2263942	52-2263942
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.	IRS Employer Identification No.

100 Summit Drive
Burlington, Massachusetts	01803
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BLIN	NASDAQ

The number of shares of Common Stock par value $0.001 per share, outstanding as of May 13, 2019 was 950,642.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2019

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2019

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

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

(Unaudited)

	March 31,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,615	$644
Accounts receivable and unbilled receivables, net	2,550	1,721
Prepaid expenses	1,552	452
Other current assets	523	21
Total current assets	6,240	2,838
Property and equipment, net	327	80
Intangible assets, net	3,988	20
Goodwill	5,346	7,782
Other assets	214	280
Total assets	$16,115	$11,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,454	$1,577
Accrued liabilities	805	580
Debt, current	-	1,017
Deferred revenue	1,352	594
Total current liabilities	3,611	3,768

Debt, net of current portion	-	2,574
Warrant liabilities	20,622	-
Other long term liabilities	27	234
Total liabilities	24,260	6,576

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock:
11,000 shares authorized at March 31, 2019	-	-
Series A Convertible Preferred stock:
264,000 shares and 262,310 shares at March 31, 2019 and 264,000 shares and 262,364 shares at September 30, 2018, issued and outstanding (liquidation preference $2,624 at March 31, 2019)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized;
324,826 at March 31, 2019 and 84,005 at September 30, 2018, issued and outstanding	-	-
Additional paid-in capital	71,541	66,553
Accumulated deficit	(79,334)	(61,778)
Accumulated other comprehensive loss	(352)	(351)
Total stockholders’ equity	(8,145)	4,424
Total liabilities and stockholders’ equity	$16,115	$11,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net revenue:
Digital engagement services	$911	$1,921	$1,984	$3,981
Subscription and perpetual licenses	1,044	1,499	2,089	3,105
Managed service hosting	241	293	498	596
Total net revenue	2,196	3,713	4,571	7,682
Cost of revenue:
Digital engagement services	579	1,292	1,434	2,689
Subscription and perpetual licenses	753	513	1,176	993
Managed service hosting	75	86	138	166
Total cost of revenue	1,407	1,891	2,748	3,848
Gross profit	789	1,822	1,823	3,834
Operating expenses:
Sales and marketing	1,001	878	1,815	1,908
Support	144	72	235	146
General and administrative	744	795	1,431	1,531
Research and development	489	408	907	815
Depreciation and amortization	78	104	104	212
Goodwill impairment	-	-	3,732	-
Restructuring and acquisition related expenses	304	181	304	181
Total operating expenses	2,760	2,438	8,528	4,793
Loss from operations	(1,971)	(616)	(6,705)	(959)
Interest and other expense, net	(10,330)	(64)	(10,547)	(150)
Unamortized debt discount/loss on extinquishment of debt	(221)	-	(221)	-
Loss before income taxes	(12,522)	(680)	(17,473)	(1,109)
Provision for income taxes	-	-	4	1
Net loss	(12,522)	(680)	(17,477)	(1,110)
Dividends on convertible preferred stock	(78)	(77)	(157)	(152)
Net loss applicable to common shareholders	$(12,600)	$(757)	$(17,634)	$(1,262)
Net loss per share attributable to common shareholders:
Basic and diluted	$(41.52)	$(8.95)	$(67.36)	$(14.98)

Number of weighted average shares outstanding:
Basic and diluted	303,443	84,543	261,800	84,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net Loss	$(12,522)	$(680)	$(17,477)	$(1,110)

Other Comprehensive Income: Net change in foreign currency translation adjustment	1	1	1	3
Comprehensive loss	$(12,521)	$(679)	$(17,476)	$(1,107)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

 (in thousands)

(Unaudited)

	For the Three and Six Months Ended March 31, 2019
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2018	262	$-	85	$-	$66,553	$(61,778)	$(351)	$4,424
Issuance of common stock			28	-	4,377			4,377
Stock-based compensation expense					97			97
Preferred B stock conversion to common			168	-	-			-
Dividends - issued						(79)		(79)
Net loss						(4,955)		(4,955)
Prior Period Adjustment - ASC 606 adoption						78		78
Foreign currency translation								-
Balance at December 31, 2018	262	$-	282	$-	$71,027	$(66,734)	$(351)	$3,942
Issuance of common stock			40	-	476			476
Stock-based compensation expense					38			38
Preferred B stock conversion to common			3					-
Dividends - issued						(78)		(78)
Net loss						(12,522)		(12,522)
Foreign currency translation							(1)	(1)
Balance at March 31, 2019	262	$-	325	$-	$71,541	$(79,334)	$(352)	$(8,145)

	For the Three and Six Months Ended March 31, 2018
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2017	244	$-	84	$-	$65,873	$(54,249)	$(350)	$11,274
Stock-based compensation expense					99			99
Stock dividends - issued	7				75			75
Stock dividends - declared						(75)		(75)
Net loss						(430)		(430)
Foreign currency translation							(1)	(1)
Balance at December 31, 2017	251	$-	84	$-	$66,047	$(54,754)	$(351)	$10,942
Stock-based compensation expense					97			97
Issuance of common stock - restricted shares			-	-	49			49
Stock dividends - issued	7				76			76
Stock dividends - declared	1	-				(77)		(77)
Net loss						(680)		(680)
Foreign currency translation								-
Balance at March 31, 2018	259	$-	84	$-	$66,269	$(55,511)	$(351)	$10,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,477)	$(1,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	9	60
Amortization of intangible assets	66	143
Depreciation	34	65
Other amortization	22	33
Goodwill Impairment	3,732	-
Debt discount amortization/loss on extinguishment of debt	231	50
Warrant liability expense	10,215	(20)
Stock-based compensation	135	247
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	268	147
Prepaid expenses	(558)	(31)
Other current assets and other assets	394	28
Accounts payable and accrued liabilities	84	312
Deferred revenue	230	(273)
Other liabilities	66	(80)
Total adjustments	14,928	681
Net cash used in operating activities	(2,549)	(429)
Cash flows used in investing activities:
Software development capitalization costs	(11)	-
Purchase of property and equipment	(17)	(13)
Acquisition of businesses	(5,608)	-
Net cash used in investing activities	(5,636)	(13)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,373	-
Proceeds from issuance of preferred stock, net of issuance costs	8,878	-
Proceeds from term notes from Montage Capital, net of issuance costs	-	953
Borrowing on bank line of credit	75	388
Payments on bank line of credit	(2,156)	(890)
Payments on term notes from Montage Capital	(922)	-
Payments on promissory term notes	(941)	-
Cash dividends paid on Series A convertible preferred stock	(157)	-
Net cash provided by financing activities	9,150	451
Effect of exchange rate changes on cash and cash equivalents	6	(1)
Net increase in cash and cash equivalents	971	8
Cash and cash equivalents at beginning of period	644	748
Cash and cash equivalents at end of period	$1,615	$756
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$271	$110
Income taxes	$-	$2
Non cash investing and financing activities:
Consideration paid in Common Stock in connection with acquisition of business	$480	$-
Dividends on convertible preferred stock	$157	$152

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, The Digital Engagement Company™ (the “Company”), helps customers with their digital experience from websites and intranets to online stores and campaigns and integrates Web Content Management, eCommerce, Marketing Automation, Site Search, Authenticated Portals, Social Media Management, Translation and Web Analytics to help organizations deliver digital experiences. The Bridgeline Unbound platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the software resides on a dedicated server in either the customer’s facility or hosted by Bridgeline via a cloud-based hosted services model.

The Company was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Burlington, Massachusetts.  The Company has three wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India, Bridgeline Digital Canada, Inc. located in Ontario, Canada, and Stantive Technologies Pty. Ltd. located in Australia.

Increase in Authorized Shares and Reverse Stock Split

On April 26, 2019, the Company’s Shareholders and the Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of shares of Common Stock, par value $0.001 per share (“Common Stock”), authorized for issuance thereunder from 50,000,000 shares to 2,500,000,000 shares (the “Increase in Authorized”). On the same date the Company’s Shareholders and the Board of Directors also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of both its issued and outstanding and authorized shares of Common Stock, par value $0.001 per share, at a ratio of one (1) share of Common Stock for every fifty (50) shares of Common Stock at any time prior to December 31, 2019 (the “Reverse Split”) pursuant to which all classes of the Company’s issued and outstanding shares of Common Stock at the close of business on such date were combined and reconstituted into a smaller number of shares of Common Stock in a ratio of one (1) share of Common Stock for every fifty (50) shares of Common Stock (“1-for-50 reverse stock split”). The 1-for-50 reverse stock split was effective as of close of business on May 1, 2019 (the “Effective Date”) and the Company’s stock began trading on a split-adjusted basis on May 2, 2019.

The reverse stock split reduced the number of shares of the Company’s Common Stock authorized from 2.5 billion shares to 50 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, and stock options, and to the number of shares issued and issuable under the Company’s Stock Incentive Plans.  The Company did not issue any fractional shares in connection with the reverse stock split. Instead, any stockholder who would otherwise be entitled to receive a fractional share of Common Stock as a result of the reverse stock split is entitled to receive a cash payment in lieu thereof based on the average of the closing sales prices of a share of the Company’s Common Stock on the Nasdaq Capital Market during regular trading hours for the five consecutive trading days immediately preceding the Effective Date. The reverse stock split does not modify the rights or preferences of the Common Stock. The number of authorized shares of the Company’s Common Stock is 50 million shares and the par value remains $0.001. Common Stock issued and outstanding at March 31, 2019 after effectuation of the Reverse Split was 324,826 shares.

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2019 and September 30, 2018 and the three and six months ended March 31, 2019 and 2018 and footnotes have been retroactively adjusted to reflect the effects of the 1-for-50 reverse stock split.

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

In the second quarter of this current fiscal year, the Company concluded a private offering that raised a net $8.9 million in cash. Proceeds were used to pay down the Heritage Bank of Commerce line of credit to zero and pay the Company’s outstanding loan to Montage Capital II, L.P in full. The Company has zero debt at March 31, 2019. Also, in this quarter the Company used cash to purchase the assets of Seevolution, Inc and Stantive Technologies Group Inc., which assets included technology and customers. The Company believes the future revenues and cash flows from these newly acquired customers will supplement the working capital to sustain operations for the next twelve months.  While there can be no assurances that the anticipated sales will be achieved for future periods to provide positive cash flows, the Company’s management believes that it is probable that we will meet our working capital, capital expenditure and debt repayment needs for the next twelve months from the issuance date of this Form 10-Q.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation. The operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending September 30, 2019. The accompanying September 30, 2018 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission on December 28, 2018.

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

Upon adoption, Other current assets increased by $59 due to the capitalization of the current portion of sales commissions and other assets increased by $27 due to the capitalization of the noncurrent portion of sales commissions. Retained earnings decreased by $86 as a net result of these adjustments. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated financial statements during the six months ended and as of March 31, 2019:

	March 31, 2019

	As Reported	Adjustments	As If Presented Under ASC 605
Condensed Consolidated Balance Sheet
Assets
Other current assets	$523	59	$464
Other assets	214	27	187
Equity
Retained earnings	$(79,334)	(86)	$(79,420)

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019

	As Reported	Adjustments	As If Presented Under ASC 605	As Reported	Adjustments	As If Presented Under ASC 605
Condensed Consolidated Statement of Operations
Sales and Marketing	$1,001	$(4)	$997	$1,815	$9	$1,824
Net loss	$(12,522)	$(4)	$(12,518)	$(17,477)	$9	$(17,486)
Net loss per share
Basic and diluted	$(41.52)	$-	$(41.52)	$(67.36)	$-	$(67.36)

	Six Months Ended March 31, 2019

	As Reported	Adjustments	As If Presented Under ASC 605
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities
Net loss	$(17,477)	$9	$(17,486)
Other current assets and other assets	$394	$9	$403

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

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geography and product groupings within the notes (Note 13) as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Deferred Revenue

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent deferred revenue included in Other long-term liabilities.  Deferred revenue during the six months ended March 31, 2019 increased by $758.  As of March 31, 2019, approximately $8 of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 99% of these remaining performance obligations over the next 24 months, with the balance recognized thereafter.

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2018	$594	$20
Increase(decrease)	$341	$(7)
Balance as of December 31, 2018	$935	$13
Increase(decrease)	$417	$(5)
Balance as of March 31, 2019	$1,352	$8

Deferred Capitalized Commission Costs

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately three years. The Company evaluated both qualitative and quantitative factors, including the estimated life cycles of its offerings, renewal rates, and its customer attrition to determine the amortization periods for the capitalized costs. The initial amortization period will generally be the customer contract term, which is typically thirty-six (36) months, with some exceptions. Deferred capitalized commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred capitalized commission costs, and the remaining portion is recorded as long-term deferred capitalized commission costs. Total Deferred capitalized commissions were $86 as of the quarter ended March 31, 2019 compared to $77 as of  the year ended September 30, 2018. Current deferred capitalized commission costs are included in Other current assets in the Condensed Consolidated Balance Sheet and noncurrent deferred capitalized commission costs are included in Other assets in the Condensed Consolidated Balance Sheet. Amortization expense for the three and six months ended March 31, 2019 was $19 and $34, respectively.

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	March 31, 2019	September 30, 2018
Accounts receivable	$2,654	$1,866
Unbilled receivables	67	36
Subtotal	2,721	1,902
Allowance for doubtful accounts	(171)	(181)
Accounts receivable and unbilled receivables, net	$2,550	$1,721

As of  March 31, 2019, three customers represented more than 10% of accounts receivable. As of September 30, 2018, two customers represented more than 10% of accounts receivable. For the three months ended March 31, 2019, one customer represented 19% of the Company’s total revenue.  For the six months ended March 31, 2019, two customers represented 15% and 19% of the Company’s total revenue. For the three months ended March 31, 2018, two customers represented 19% and 14% of the Company’s total revenue. For the six months ended March 31, 2018, two customers represented 15% and 12% of the Company’s total revenue.

4.   Acquisitions

On February 13, 2019, the Company entered into an Asset Purchase Agreement with Seevolution Inc, a Delaware corporation, Celebros, Inc., a Delaware corporation, and Elisha Gilboa, an individual and shareholder of Seevolution, (the “Seevolution Asset Purchase Agreement”). The Seevolution Asset Purchase Agreement sets forth the terms and conditions pursuant to which the Company acquired certain assets in exchange for consideration paid consisting of (i) $418 in cash at the time of the purchase, (ii) the payment of $100 of additional cash to be paid out $10 per month for ten months starting April 30, 2019 and (iii) 40,000 shares of Bridgeline Digital common stock.

The Company accounted for the Seevolution transaction as an asset acquisition. The Company determined that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or a group of similar identifiable assets, which prevented the assertion that the purchased assets would qualify as a business. Goodwill is not recognized in an asset purchase. The excess consideration was transferred over the fair value of the net assets acquired and allocated on a relative fair value basis to the identifiable net assets.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On March 13, 2019, the Company entered into an Asset Purchase Agreement with Stantive Technologies Group Inc., (“Stantive”) a corporation organized under the laws of Ontario, Canada to purchase substantially all of the assets of Stantive and assume certain liabilities. Stantive’s product, Orchestra CMS, is a content and digital experience platform built 100% on Salesforce. The Company also acquired all of the outstanding stock of Stantive Technologies Group, Pty, a company incorporated in Australia, which was a subsidiary of Stantive. The total purchase price, including cure costs, for Stantive and its Australian subsidiary was $5.2 million in cash.

The Company accounted for the Stantive transaction as a business combination. The Company determined that substantially all of the fair value of the gross assets acquired was concentrated in more than a single identifiable asset or a group of similar identifiable assets. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair value of the intangible assets were based on valuations using a discounted cash flow model which requires significant estimates and assumptions, including estimating future revenues and costs. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill recorded is attributable to expected synergies and customer cross selling opportunities between the Company and Stantive. Goodwill is not deductible for tax purposes. The total purchase price of $5.2 million was allocated as follows: net assets and assumed liabilities of $900 thousand, identifiable intangible assets of $3.0 million, and $1.3 million of goodwill.

The Company assessed the fair market value of the acquired companies as of the respective purchase dates, as follows:

Net assets acquired:	Seevolution	Stantive	Total
Cash	$-	$8	$8
Accounts receivable, net	47	1,054	1,101
Other assets	-	40	40
Fixed assets, net	-	272	272
Intangible assets	1,024	3,007	4,031
Goodwill	-	1,289	1,289
Total assets	$1,071	$5,670	$6,741
Current liabilities	$76	$480	$556
Net assets acquired:	$995	$5,190	$6,185

Purchase Price:
Cash Paid (including acquisition costs)	$418	$5,190	$5,608
Future deferred payments (present value)	97	-	97
Common stock ( fair value)	480	-	480
Total consideration paid	$995	$5,190	$6,185

As part of the Seevolution acquisition, of the $1.0 million allocated to intangible assets, $602 is allocated to customer relationships, $401 is allocated to technology with an average useful life of five years, and $21 is allocated to trademarks with an average useful life of one year.

As part of the Stantive acquisition, of the $3.0 million allocated to intangible assets, $1.7 million is allocated to customer relationships and $1.2 million is allocated to technology with an average useful life of five years, and $75 is allocated to trademarks with an average useful life of one year.

Total revenue from the Stantive acquisitions totaled $189 for the three months ended March 31, 2019. Total earnings from the acquisition is impracticable to disclose as the acquisition was an asset purchase and the operations were merged with existing operations and not accounted for separately. The Company has determined that the Stantive acquisition is significant and will be filing unaudited pro forma financial information within the time period specified by the Securities and Exchange Commission.

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

The Company believes the recorded values for accounts receivable and accounts payable and short-term debt approximate current fair values as of March 31, 2019 and September 30, 2018 because of their short-term nature and durations. The carrying value of long-term debt also approximates fair value as of March 31, 2019 and September 30, 2018 based upon the Company’s ability to acquire similar debt at similar maturities and renew current debt instruments under similar terms as the original debt.

In October 2017, the Company recorded a liability associated with a warrant to purchase common stock issued to Montage Capital II, L.P (“Montage Capital”). The fair value of the warrant liability utilizes a Level 3 input. To determine the value of the warrant liability, the Company used a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our shares to trade in an active market. The Monte Carlo option-valuation model also uses certain assumptions to determine the fair value, including expected life and annual volatility. The initial valuation assumptions included an expected life of eight (8) years, annual volatility of 80%, and a risk-free interest rate of 2.24%. At March 31, 2019, annual volatility decreased to 75%, the risk-free rate was 2.29% and the Company’s stock price declined to $8.00 per share.

The fair value of the warrant liability was valued at the loan execution date in the amount of $341 and is revalued at the end of each reporting period to fair value. The fair value of the warrant is included in Warrant liabilities in the Condensed Consolidated Balance Sheet. Changes in fair value are included in interest and other expense in the Statement of Operations in the period the change occurs. In total, the Company has recorded a change in fair value of $219 since the original valuation in October 2017. The fair value of the warrant at March 31, 2019 is $122.

In connection with the private offering of Series C Convertible Preferred Stock issued on March 12, 2019, the Company issued Series A, Series B and Series C warrants (“collectively, the “Series Warrants”) to accredited investors.  As the Company did not have the authorized and registered shares available to issue the underlying common stock upon exercise of the Series Warrants at March 31, 2019 (See Note 10), these Series Warrants have been classified as liabilities. Further, the Series Warrants contain a provision where the warrant holder has the option to receive cash, equal to the Black-Scholes fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities.) Due to this provision, it is required that these warrants are classified as liabilities. The fair values of the Series Warrants have been determined using the Monte Carlo option-pricing model. Changes in fair value are included in interest expense in the Statement of Operations in the period the change occurs. The valuation assumptions included an average expected life of five and one-half (5.5) years, annual volatility of 76.8%, and a risk-free interest rate of 2.4% and the fair value was determined to be $21.5 million. The fair value of the Series Warrants at March 31, 2019 is $20.5 million. As a result of the change in fair value since the original valuation date, the Company recorded a change in fair value of $1 million in the three months ended March 31, 2019, which is included in interest and other expense in the Statement of Operations. The fair value of the Series Warrants is included in Warrant liabilities in the Condensed Consolidated Balance Sheet.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2019 and September 30, 2018 are as follows:

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$122	$122
Warrant liability - Series C	-	-	20,500	20,500
Total Liabilities	$-	$-	$20,622	$20,622

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$180	$180
Total Liabilities	$-	$-	$180	$180

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liabilities:

Six Months Ended March 31,
2019
Balance at beginning of period, October 1, 2018	$180
Additions	-
Adjustment to fair value	(12)
Balance at end of period, December 31, 2018	$168
Additions	21,500
Adjustment to fair value	(1,046)
Balance at end of period, March 31, 2019	$20,622

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

An interim test was performed at December 31, 2018, as a decline in the stock price and other negative qualitative factors led management to conclude that there was a potential impairment. The fair value was calculated using the Company’s market price.  In performing the interim impairment test, Management concluded that goodwill was impaired and recorded a charge of $3.7 million. This amount is reflected as a reduction in goodwill of $3.7 million in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019 with the offset as an expense in the Company’s Condensed Consolidated Statement of Operations. There was no impairment at March 31, 2019.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On March 13, 2019, the Company entered into an Asset Purchase Agreement with Stantive and recorded goodwill of $1.3 million, which represented the excess of purchase price over the fair market value of the assets acquired.

Changes in the carrying value of goodwill are as follows:

	As of	As of
	March 31, 2019	September 30, 2018
Balance at beginning of period	$7,782	$12,641
Acquisitions	1,296	-
Impairment	(3,732)	(4,859)
Balance at end of period	$5,346	$7,782

7.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of	As of
	March 31, 2019	September 30, 2018
Domain and trade names	$100	$10
Customer related	2,300	-
Technology	1,585	-
Non-compete agreements	3	10
Balance at end of period	$3,988	$20

Total amortization expense related to intangible assets for the six months ended March 31, 2019 and the year ended September 30, 2018 was $66 and $242, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2019 (remaining), 2020, 2021, 2022 and thereafter is $479, $900, $858, $763, and $988, respectively.

8.   Restructuring and Acquisition Related Expenses

Commencing in fiscal 2015 and through fiscal 2017, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease spaces are currently contractually occupied by new sub-tenants for the remaining life of the lease. In the second quarter of fiscal 2017, the Company initiated a plan to shut down its operations in India, which is targeted to be completed in fiscal 2019. All of these estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the consolidated statement of operations. All of these estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the Condensed Consolidated Statement of Operations.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes the restructuring activity for the six months ended March 31, 2019:

Facility Closures and Other Costs
Balance at beginning of period, October 1, 2018	$78
Charges to operations	-
Cash disbursements	(29)
Balance at end of period, December 31, 2018	$49
Charges to operations	-
Cash disbursements	(14)
Balance at end of period, March 31, 2019	$35

The components of the accrued restructuring liabilities is as follows:

	As of	As of
	March 31, 2019	September 30, 2018
Facilities and related	$35	$77
Other	-	1
Total	$35	$78

As of March 31, 2019, $26 was reflected in Accrued Liabilities and $9 in Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet. As of September 30, 2018, $53 is reflected in Accrued Liabilities and $25 is reflected in Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet.

In connection with the acquisition of Stantive, the Company incurred legal, accounting and consulting fees of $304 for the three and six months ended March 31, 2019, which is included in Restructuring and acquisition related expenses in the Condensed Consolidated Statement of Operations.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

9.   Debt

The Company has a Line of Credit with Heritage Bank of Commerce (“Heritage Bank”). As of March 31, 2019, the Company has no borrowings on the Line of Credit. The Company’s debt as of September 30, 2018 consisted of the Line of Credit from Heritage Bank, a term loan with Montage Capital II, L.P. (“Montage Capital”), and Promissory Term Notes.

Debt at March 31, 2019 and September 30, 2018 consists of the following:

	As of	As of
	March 31, 2019	September 30, 2018
Line of credit borrowings	$-	$2,081
Term loan - Montage Capital	-	922
Other promissory notes	-	941
Other (debt discount)	-	(353)
Total debt	$-	$3,591
Less current portion	$-	$1,017
Long term debt, net of current portion	$-	$2,574

Heritage Line of Credit

In June 2016, the Company entered into a new Loan and Security Agreement (“Heritage Agreement”), with Heritage Bank. The Heritage Agreement had an original a term of 24 months but was further amended in February 2019 to a maturity date of February 29, 2020. The Company paid an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the following years. The facility fee will be $6 on each anniversary thereafter. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric. The Company was not in compliance with the Adjusted EBITDA metric as of March 31, 2019 but received a waiver for this quarter.

The Heritage Agreement provides for up to $2.5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $2.5 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time. The borrowings or credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance and must pay down the outstanding loan advance if it exceeds the borrowing capacity.  Borrowings accrue interest at Wall Street Journal Prime Rate plus 1.75%, (7.25% and 7.0% at March 31, 2019 and September 30, 2018, respectively). As of March 31, 2019, the Company had no outstanding balance under the Heritage Agreement.

Amendments – Heritage Bank

The Company and Heritage Bank have executed numerous amendments since the origination of the Heritage Agreement. Those amendments that are significant as of March 31, 2019 are the following:

The first amendment, executed on August 15, 2016, included a decrease in the revolving line of credit from $3.0 million to $2.5 million. The second amendment, executed on December 14, 2016, included a minimum cash requirement of $250 in the Company’s accounts at Heritage. On October 6, 2017, a fourth amendment was executed, which included a consent to the Company’s incurrence of additional indebtedness from Montage Capital and the grant of a second position lien to Montage Capital. In addition, Heritage Bank and Montage Capital entered into an Intercreditor Agreement dated October 10, 2017 and acknowledged by the Company. On September 21, 2018, the ninth amendment was executed and addressed the minimum unrestricted cash requirements for the Company’s accounts at Heritage Bank upon repayment of certain Promissory Term Notes issued by the Company on September 7, 2018 in the principal amount of $941. On December 27, 2018, the tenth amendment was executed, which extended the maturity date of the Loan Agreement to January 1, 2020, as well as, set new financial covenants for fiscal 2019. On February 14, 2019, the eleventh amendment was executed, which extended the maturity date of the Loan Agreement to February 29, 2020, as well as, set new financial covenants for fiscal 2019. On May 15, 2019, the twelfth amendment was executed, which included a waiver for a failed covenant metric.

Montage Capital II, L.P. Loan Agreement

On October 10, 2017, the Company entered into a Loan and Security Agreement (the “Montage Agreement” or “Montage Loan”) with Montage Capital. The Montage Agreement has a thirty-six (36) month term which matures on October 10, 2020. $1 million of borrowing was advanced on the date of closing. Borrowings bear interest at the rate of 12.75% per annum.

On May 10, 2018, the first amendment to the Montage Agreement (the “First Amendment”) was executed. The First Amendment included the Adjusted EBITDA metrics for the third quarter of fiscal 2018 and a waiver for not achieving the Adjusted EBITDA metrics for the quarter ended March 31, 2018. A second amendment to the Montage Agreement (the “Second Amendment”) was executed on October 22, 2018. The Second Amendment included modifications to financial covenants and addressed the minimum unrestricted cash requirements for the Company’s accounts at Heritage Bank upon repayment of debt incurred by the Company pursuant to certain Promissory Term Notes (see below) issued by the Company on September 7, 2018 in the amount of $941. A third amendment to the Montage Agreement (the “Third Amendment”) was executed on December 7, 2018 and included the new financial covenants for fiscal 2019. The Montage Loan was paid in full and discharged on March 13, 2019. A loss on early extinguishment of debt of $221 was recorded in the three months ended March 31, 2019 related to the remaining unamortized debt discount expense.

Promissory Term Notes

On September 7, 2018, the Company sold and issued subordinate promissory notes (the “Promissory Term Notes”) to certain accredited investors (“Purchasers”), pursuant to which it issued to the Purchasers (i) Promissory Term Notes, in the aggregate principal amount of approximately $941. The Promissory Term Notes had an original issue discount of fifteen percent (15%), bore interest at a rate of twelve percent (12%) per annum, and had a maturity date of the earlier to occur of (a) six months from the date of execution of the Purchase Agreement, or (b) the consummation of a debt or equity financing resulting in the gross proceeds to the Company of at least $3.0 million. After recording $141 of original issue discount and debt issuance costs of $40, the Company received net cash proceeds in the aggregate amount of $760 for the Promissory Term Notes. On October 19, 2018, the Company completed an equity financing resulting in gross proceeds of $5.0 million and repaid the Promissory Term Notes including accrued interest of $13 for a total of $954 on October 23, 2018.

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

10.   Warrant Liabilities

On March 12, 2019, the Company entered into Securities Purchase Agreements with certain accredited investors (each, a “Purchaser”), pursuant to which the Company offered and sold to the Purchasers an aggregate of 10,227.5 units (“Units”) for $1,000 per Unit, with such Units consisting of (i) an aggregate of 10,227.5 shares of the Company’s newly designated Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”); (ii) warrants to purchase an aggregate of 1,136,390 shares of Company common stock, par value $0.001 per share (“Common Stock”), subject to adjustment (as set forth below), with a term of 5.5 years (“Series A Warrants”); (iii) warrants to purchase an aggregate of 1,136,390 shares of Common Stock, subject to adjustment (as set forth below), with a term of 24 months (“Series B Warrants”); and (iv) warrants with a term of 5.5 years (“Series C Warrants,” and together with the Series A Warrants and Series B Warrants, the “Warrants”) (the “Private Placement”).

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Series A Warrants and Series B Warrants have an initial exercise price of $9.00 per share; provided, however, that the exercise price of the Series A Warrants and Series B Warrants may be reset up to three times (each, a “Reset Date”), as more specifically set forth in the Series C Warrants, to a price equal to the greater of (i) 80% of the average of the two lowest VWAP days out of the 20 consecutive trading days immediately preceding the Reset Date, and (ii) $4.00 (the “Floor”) (the “Reset Price”). Upon each applicable Reset Date, if ever, the number of shares of Common Stock issuable pursuant to the Series A Warrants and Series B Warrants shall also be adjusted, as more specifically set forth in the Series C Warrants. The Series C Warrants, are not exercisable until the applicable Reset date, if ever. In the event that the Reset Price is lower than $4.00 on any applicable Reset Date, if ever, the Series C Warrants shall become exercisable for that number of shares of Common Stock such that when combined with the number of shares issuable upon conversion of the Series C Preferred into Common Stock (“Conversion Shares”), the combined average cost of all such shares shall equal the applicable Reset Price. Assuming that the Warrants are reset down to the Floor, the number of shares of Common Stock issuable upon exercise of the Series A Warrants shall be 2,556,875 shares, Series B Warrants shall be 2,556,875 shares, and Series C Warrants shall be 1,420,486 shares.

No shares of Series C Preferred stock may be converted into Conversion Shares and no Warrants may be exercised for shares of Common Stock (“Warrant Shares”), unless and until such time that the Company has obtained approval from its stockholders, at an annual or special meeting or via written consent, to (i) issue the Conversion Shares and Warrant Shares upon the conversion and exercise of the Series C Preferred and Warrants, respectively, which number of shares in the aggregate exceeds 20% of the Company’s shares of Common Stock issued and outstanding immediately prior to the Closing Date, as required by Nasdaq Marketplace Rule 5635(d) (the “Issuance Approval”), and (ii) amend its Amended and Restated Certificate of Incorporation, as amended (“Charter”) to increase the number of shares of Common Stock available for issuance thereunder (or effect a reverse stock split of its issued and outstanding shares of Common Stock so as to effectively increase the number of shares of Common Stock available for issuance) by a sufficient amount to permit the conversion of all outstanding Series C Preferred into Conversion Shares and all Warrants into Warrant Shares (the “Authorized Share Approval,” and together with the Issuance Approval, the “Stockholder Approvals”). In addition, the Company may not effect, and a Purchaser will not be entitled to, convert the Series C Preferred Stock or exercise any Warrant, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of Common Stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The Stockholder Approvals were obtained on April 26, 2019 and the Company’s Charter was amended on April 29, 2019. Therefore, the first Reset date will be May 21, 2019.

The Series C Preferred stock, Series A Warrants, Series B Warrants and Series C Warrants are each a separate freestanding financial instrument issued in a single transaction (the Private Placement). The net proceeds of that single transaction were allocated to each of the freestanding financial instruments based on their fair values,with allocation of the purchase price allocated to the Warrants first leaving no value for the Series C Preferred stock. This also resulted in a change to income of $10.3 million, included in interest and other expense in the Condensed Consolidated Statement of Operations.

The fair values of the Preferred Series A, B and C warrants at March 31, 2019 are as follows:

As of
March 31, 2019
Series A Warrants	9,700
Series B Warrants	7,300
Series C Warrants	3,500
Total	$20,500

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Montage Warrants

As additional consideration for the Montage Loan, the Company issued to Montage Capital an eight-year warrant (the “Montage Warrant”) to purchase 1,327 shares of the Company’s common stock at a price equal to $132.50 per share. The Montage Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage Capital shall have the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Montage Warrant will be surrendered to the Company for cancellation. The fair value of the Montage warrant liability at March 31, 2019 is $122 and is included in Warrant liabilities in the Condensed Consolidated Balance Sheet.

11.   Shareholders’ Equity

Preferred Stock Series A Convertible Stock

In October 2014, the Company designated 264,000 shares of its Preferred stock (the “Preferred Stock”) as Series A convertible preferred stock and sold 200,000 shares of Series A convertible preferred stock at a purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The current conversion price is $812.50 and is subject to adjustment in the event of stock splits or stock dividends. As of March 31, 2019, a total of 1,636 preferred shares have been converted to 20 shares of common stock.

Any accrued but unpaid dividends on the shares of Preferred Stock to be converted shall also be converted in common stock at the conversion price. A mandatory provision also may provide that the Company will have the right to require the holders to convert shares of Preferred Stock into Conversion Shares if (i) the Company’s common stock has closed at or above $1,625.00 per share for ten consecutive trading days and (ii) the Conversion Shares are (A) registered for resale on an effective registration statement or (B) may be resold pursuant to Rule 144.

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

Effective January 1, 2017, cumulative dividends are payable at a rate of 12% per year. The Company has issued 64,000 shares of Preferred Stock as PIK dividends to the preferred shareholders, which is the maximum amount of cumulative PIK dividends authorized. Therefore, all future dividend payments will be cash dividends. Total cash dividend payments for the six months ended March 31, 2019 were $157.

Preferred Stock Series B Convertible Stock

On October 16, 2018, in connection with a public offering, the Company issued 4,288 Series B Convertible Preferred Stock, par value $0.001 per share, with each share of Series B Convertible Preferred Stock convertible into 40 shares of the Company’s common stock at a conversion price of $25.00 per share. As of March 31, 2019, all of the shares of Series B Convertible Preferred Stock were converted into 171,520 shares of common stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Common Stock

Public Offering

On October 16, 2018, the Company issued and sold in a public offering (the “Offering”) an aggregate of (i) 28,480 Class A Units (the “Class A Units”) at a price of $25.00 per Class A Unit, consisting of (i) one share of the Company’s common stock and one five-year warrant to purchase one share of Company common stock at an exercise price of $25.00 per share and (ii) 4,288 Class B Units,  consisting of one share of Series B Convertible Preferred Stock and a Warrant to purchase one share of common stock. The net proceeds to the Company from the Offering, after deducting the underwriter’s fees and expenses, was approximately $4.4 million.

In addition, the Company granted the underwriter of the Offering a 45-day option (the “Over-allotment Option”) to purchase up to an additional 30,000 shares of common stock and additional warrants to purchase an additional 30,000 shares of common stock. At the time of the Offering, the underwriter partially exercised the Over-allotment Option by electing to purchase from the Company additional warrants to purchase 8,000 shares of common stock.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company.  On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan replaced an older plan that had expired in August 2016. No new shares will be granted under the old plan. The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Initially, a total of 10,000 shares of the Company’s Common Stock is reserved for issuance under the 2016 Plan. As of March 31, 2019, there were 7,859 options outstanding under this plan and 5,399 shares available for future issuance.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Total warrants outstanding as March 31, 2019 were as follows:

	Issue
Type	Date	Shares	Price	Expiration
Placement Agent	10/28/2014	247	$812.50	10/28/2019
Director/Shareholder	12/31/2014	240	$1,000.00	12/31/2019
Director/Shareholder	2/12/2015	240	$1,000.00	2/12/2020
Director/Shareholder	5/12/2015	240	$1,000.00	5/12/2020
Director/Shareholder	12/31/2015	120	$1,000.00	12/31/2020
Placement Agent	5/17/2016	1,736	$187.50	5/17/2021
Placement Agent	5/11/2016	1,067	$187.50	5/11/2021
Placement Agent	7/15/2016	880	$230.00	7/15/2021
Investors	11/9/2016	4,270	$175.00	5/22/2022
Director/Shareholder	12/31/2016	120	$1,000.00	12/31/2021
Financing	10/10/2017	1,326	$132.50	10/10/2025
Director/Shareholder	12/31/2017	120	$1,000.00	12/31/2021
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	10/19/2018	3,120	$25.00	10/19/2023
Total		23,726

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2018	9,157	$341.50	10,924	$308.22
Granted	-	$-	218,000	$25.29
Exercised	-	$-	-	$-
Forfeited/Exchanged	(1,017)	$(471.50)	(204,880)	$(25.00)
Expired	(283)	$(1,223.50)	(318)	$(1,371.18)
Outstanding, March 31, 2019	7,857	$307.00	23,726	$139.99

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Number of options granted	-	382	-	398
Volatility	-	80.39%	-	80.52%
Estimated life	-	6 years	-	6 years
Risk-free interest rate	-	2.52%	-	2.50%
Weighted-average fair value per share of grants	-	$86.00	-	$86.50

12.   Net Loss Per Share

Basic and diluted net loss per share is computed as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	March 31,		March 31,
	2019	2018	2019	2018
Net loss	$(12,522)	$(680)	$(17,477)	$(1,110)
Accrued dividends on convertible preferred stock	(78)	(77)	(157)	(152)
Net loss applicable to common shareholders	$(12,600)	$(757)	$(17,634)	$(1,262)

Weighted average common shares outstanding - basic and diluted	303	85	262	84

Net loss per share attributable to common shareholders:
Basic and diluted	$(41.52)	$(8.95)	$(67.36)	$(14.98)

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted net income per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants and convertible preferred stock using the “treasury stock” method. For both the three and six months ended March 31, 2019 and 2018, the computation of diluted loss per share does not include all of stock options, warrants and convertible preferred stock as they are anti-dilutive.

13.  Disaggregated Revenue and Segment Reporting

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Revenues:	2019	2018	2019	2018
United States	$2,071	$3,494	$4,424	$7,356
International	$125	$219	$147	$326
	$2,196	$3,713	$4,571	$7,682

The Company’s revenue by type is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Revenues:	2019	2018	2019	2018
Digital Engagement Services	$911	$1,921	$1,984	$3,981
Subscription	940	1,317	1,704	2,795
Perpetual Licenses	(9)	65	145	65
Maintenance	113	117	240	245
Hosting	241	293	498	596
	$2,196	$3,713	$4,571	$7,682

14.  Income Taxes

Income tax expense was $4 and $1 for the six months ended March 31, 2019 and 2018. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company, including the alternative minimum tax.  Net operating loss carry forwards are estimated to be sufficient to offset any potential taxable income for all periods presented.

15.  Related Party Transactions

 In November 2018, the Company engaged Taglich Brothers Inc, on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities. Michael Taglich, a director and shareholder of the Company, is the President and Chairman of Taglich Brothers Inc. Fees for the services were $8 per month for three months and $5 thereafter, cancellable at any time. Taglich Brothers Inc. may also earn a success fee ranging from $200 for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million. In connection with the asset purchase of Stantive, The Taglich Brothers earned a success fee of $200.

Michael Taglich also purchased 350 units in the amount of $350,000 of Series C Preferred Convertible stock and associated warrants in the private transaction consummated on March 13, 2019. Mr. Taglich’s purchase was subject to stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c), for which approval by the stockholders of the Company was obtained on April 26, 2019.

16.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of March 31, 2019, the Company was not engaged with any material legal proceedings.

17. Subsequent Events

As disclosed in Note 10, no shares of Series C Preferred stock could be converted into Common Stock unless and until such time that the Company had obtained approval from its stockholders, at an annual or special meeting or via written consent, to (i) issue the Common Shares and (ii) amend its Charter to increase the number of shares of Common Stock available for issuance thereunder (or effect a reverse stock split of its issued and outstanding shares of Common Stock so as to effectively increase the number of shares of Common Stock available for issuance) by a sufficient amount to permit the conversion of all outstanding Series C Preferred into Common Shares. The stockholders of the Company approved the increase in authorized shares as well as a one-for-fifty reverse stock split at a Special Meeting of the Stockholders on April 26, 2019. The Company’s Charter was amended on April 29, 2019 and the Company also filed an amendment to its Form S-3 effecting registration of the Series C Preferred and associated Warrants.  Therefore, the Company’s investors can freely convert their Series C Preferred Shares to Common Stock without restrictions.

As of the filing date of this Form 10-Q, the Company has issued 625,816 shares of Common Stock attributable to conversion of Series C Preferred Stock and exercise of stock warrants.

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

Overview

Bridgeline Digital, The Digital Engagement Company™, helps customers maximize the performance of their full digital experience from websites and intranets to eCommerce experiences. Bridgeline’s Unbound platform is a Digital Experience Platform that deeply integrates Web Content Management, eCommerce, Marketing Automation, Site Search, Authenticated Portals, Social Media Management, and Web Analytics with the goal of assisting marketers to deliver exceptional digital experiences that attract, engage, nurture and convert their customers across all channels. Bridgeline offers a core accelerator framework for rapidly implementing digital experiences on the Bridgeline Unbound Platform which provides customers with cost-effective solutions in addition to velocity to market.

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

Locations

The Company’s corporate office is located in Burlington, Massachusetts.  The Company has three wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India, Bridgeline Digital Canada, Inc. located in Ontario, Canada, and Stantive Technologies Pty. Ltd. located in Australia.

Acquisitions

On February 13, 2019, the Company entered into an Asset Purchase Agreement with Seevolution Inc, a Delaware corporation, Celebros, Inc., a Delaware corporation, and Elisha Gilboa, an individual and shareholder of Seevolution, (the “Seevolution Asset Purchase Agreement”). The Seevolution Asset Purchase Agreement sets forth the terms and conditions pursuant to which the Company acquired certain assets in exchange for consideration paid consisting of (i) $400 thousand in cash at the time of the purchase, (ii) the payment of $100 thousand of additional cash to be paid out $10 thousand per month for ten months starting April 30, 2019 and (iii) 40,000 shares of Bridgeline Digital common stock. Costs to complete the transaction were approximately $18 thousand.

On March 13, 2019, the Company entered into an Asset Purchase Agreement with Stantive Technologies Group Inc., (“Stantive”) a corporation organized under the laws of Ontario, Canada to purchase substantially all of the assets of Stantive and assume certain liabilities. The Company also acquired all of the outstanding stock of Stantive Technologies Group, Pty, a company incorporated in Australia, which was a subsidiary of Stantive. The total purchase price for Stantive and its Australian subsidiary was $5.2 million in cash.

Customer Information

For the three months ended March 31, 2019, one customer represented 19% of the Company’s total revenue. For the six months ended March 31, 2019, two customers represented 15% and 19% of the Company’s total revenue. For the three months ended March 31, 2018, two customers represented 19% and 14% of the Company’s total revenue. For the six months ended March 31, 2018, two customers represented 15% and 12% of the Company’s total revenue.

Results of Operations for the Three and Six Months Ended March 31, 2019 compared to the Three and Six Months Ended March 31, 2018

Total revenue for the three months ended March 31, 2019 was $2.2 million and $3.7 million for the three months ended March 31, 2018. We had a net loss of ($12.5) million for the three months ended March 31, 2019 and ($680) thousand for the three months ended March 31, 2018. Included in the net loss for the three months ended March 31, 2019 were one-time acquisition costs of $304 thousand and a warrant expense charge of $10.3 million, net related to the fair value allocation of Series C Preferred stock warrants.  Net loss per share applicable to common shareholders was ($41.52) for the three months ended March 31, 2019 and ($8.95) for the three months ended March 31, 2018.

Total revenue for the six months ended March 31, 2019 was $4.6 million and $7.7 million for the six months ended March 31, 2018. We had a net loss of ($17.5) million for the six months ended March 31, 2019 and ($1.1) million for the six months ended March 31, 2018. Included in the net loss for the six months ended March 31, 2019 was a goodwill impairment of $3.7 million, one-time acquisition costs of $304 thousand, and a warrant expense charge of $10.3 million, net related to the fair value allocation of Series C Preferred stock warrants.  Net loss per share applicable to common shareholders was ($67.36) for the six months ended March 31, 2019 and ($14.98) for the six months ended March 31, 2018. Total revenue from acquisitions was $295 thousand for the three and six months ended March 31, 2019.

	Three Months	Three Months			Six Months	Six Months
(in thousands)	Ended	Ended			Ended	Ended
	March 31,	March 31,	$	%	March 31,	March 31,	$	%
	2019	2018	Change	Change	2019	2018	Change	Change
Revenue
Digital engagement services	$911	$1,921	(1,010)	(53%)	$1,984	$3,981	(1,997)	(50%)
% of total net revenue	41%	52%			43%	52%
Subscription and perpetual licenses	1,044	1,499	(455)	(30%)	2,089	3,105	(1,016)	(33%)
% of total net revenue	48%	40%			46%	40%
Managed service hosting	241	293	(52)	(18%)	498	596	(98)	(16%)
% of total net revenue	11%	8%			11%	8%
Total net revenue	$2,196	$3,713	$(1,517)	(41%)	$4,571	$7,682	$(3,111)	(41%)

Cost of revenue
Digital engagement services	579	1,292	(713)	(55%)	1,434	2,689	(1,255)	(47%)
% of digital engagement services revenue	64%	67%			72%	68%
Subscription and perpetual licenses	753	513	240	47%	1,176	993	183	18%
% of subscription and perpetual revenue	72%	34%			56%	32%
Managed service hosting	75	86	(11)	(13%)	138	166	(28)	(17%)
% of managed service hosting revenue	31%	29%			28%	28%
Total cost of revenue	1,407	1,891	(484)	(26%)	2,748	3,848	(1,100)	(29%)
Gross profit	$789	$1,822	$(1,033)	(57%)	$1,823	$3,834	$(2,011)	(52%)
Gross profit margin	36%	49%			40%	50%

Operating expenses
Sales and marketing	1,001	878	123	14%	1,815	1,908	(93)	(5%)
% of total revenue	46%	24%			40%	25%
Support	144	72	72	100%	235	146	89	61%
% of total revenue	7%	2%			5%	2%
General and administrative	744	795	(51)	(6%)	1,431	1,531	(100)	(7%)
% of total revenue	34%	21%			31%	20%
Research and development	489	408	81	20%	907	815	92	11%
% of total revenue	22%	11%			20%	11%
Depreciation and amortization	78	104	(26)	(25%)	104	212	(108)	(51%)
% of total revenue	4%	3%			2%	3%
Goodwill impairment	-	-	-	0%	3,732	-	3,732	100%
% of total revenue	0%	0%			82%	0%
Restructuring and acquisition related expenses	304	181	123	68%	304	181	123	68%
% of total revenue	14%	5%			7%	2%
Total operating expenses	2,760	2,438	322	13%	8,528	4,793	3,735	78%

Loss from operations	(1,971)	(616)	(1,355)	220%	(6,705)	(959)	(5,746)	599%
Interest and other income (expense) net	(10,330)	(64)	(10,266)	(16,041%)	(10,547)	(150)	(10,397)	6,931%
Unamortized debt discount/loss on extinguishment of debt	(221)	-	(221)	(100%)	(221)	-	(221)	(100%)
Loss before income taxes	(12,522)	(680)	(11,842)	1,741%	(17,473)	(1,109)	(16,364)	1,476%
Provision for income taxes	-	-	-	0%	4	1	3	300%

Net loss	$(12,522)	$(680)	$(11,842)	1,741%	$(17,477)	$(1,110)	$(16,367)	1,475%

Non-GAAP Measure:
Adjusted EBITDA	$(1,546)	$(185)	$(1,361)	736%	$(2,412)	$(279)	$(2,133)	765%

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of Bridgeline Unbound implementation and retainer related services. In total, revenue from digital engagement services decreased $1.0 million, or 53%, to $911 thousand for the three months ended March 31, 2019 compared to $1.9 million for the three months ended March 31, 2018 and decreased $2.0 million, or 50%, to $2.0 million for the six months ended March 31, 2019 compared to $4.0 million for the six months ended March 31, 2018. The decrease for the three and six months ended March 31, 2019 compared to the prior period is primarily due to a decrease in new service engagements. Digital engagement services revenue as a percentage of total revenue decreased to 41% from 52% for the three ended March 31, 2019 compared to the three months ended March 31, 2018 and decreased to 43% from 52% for the six months ended March 31, 2019 compared to the six months ended March 31, 2018. The decrease as a percentage of total revenue is attributable to overall decreases in revenues generated from service engagements. Digital engagement services revenue from acquisitions was $127 thousand for the three months ended March 31, 2019.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses decreased $455 thousand, or 30%, to $1.0 million for the three months ended March 31, 2019 compared to $1.5 million for the three ended March 31, 2018 and decreased $1.0 million, or 33%, to $2.1 million for the six months ended March 31, 2019 compared to $3.1 million for the six months ended March 31, 2018.  The decrease for the three and six months ended March 31, 2019 compared to the prior period is primarily due to a decline in SaaS license revenue due to the loss of a large customer that we previously disclosed. Subscription and perpetual license revenue as a percentage of total revenue increased to 48% from 40% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 and increased to 46% from 40% for the six months ended March 31, 2019 compared to the six months ended March 31, 2018. The increase as a percentage of total revenue is attributable to the overall decreases in digital engagement services revenue. Subscription and perpetual license revenue from acquisitions was $168 thousand for the three months ended March 31, 2019.

Managed Service Hosting

Revenue from managed service hosting decreased $52 thousand, or 18%, to $241 thousand for the three months ended March 31, 2019 compared to $293 thousand for the three months ended March 31, 2018 and decreased $98 thousand, or 16%, to $498 thousand for the six months ended March 31, 2019 compared to $596 thousand for the six months ended March 31, 2018. The decrease is due to customer attrition offset by new hosting contracts entered into the current fiscal year. Managed services revenue as a percentage of total revenue increased to 11% for the three and six months ended March 31, 2019 from 8% for the three and six months ended March 31, 2018. The increase as a percentage of revenue is attributable to the overall decreases in other revenue streams.

Costs of Revenue

Total cost of revenue decreased $484 thousand, or 26%, to $1.4 million for the three months ended March 31, 2019 compared to $1.9 million for the three months ended March 31, 2018 and decreased $1.1 million, or 29%, to $2.7 million for the six months ended March 31, 2019 compared to $3.8 million for the six months ended March 31, 2018. The gross profit margin declined to 36% for the three months ended March 31, 2019 compared to 49% for the three months ended March 31, 2018 and declined to 40% for the six months ended March 31, 2019 compared to 50% for the six months ended March 31, 2018. The decline in the gross profit margin for the three and six months ended March 31, 2019 compared to the three and six months ended March 31, 2018 is attributable to the decrease in digital engagement services revenue.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $713 thousand, or 55%, to $579 thousand for the three months ended March 31, 2019 compared to $1.3 million for the three months ended March 31, 2018 and decreased $1.3 million, or 47%, to $1.4 million for the six months ended March 31, 2019 compared to $2.7 million for the six months ended March 31, 2018. The decrease is primarily due to a decrease in headcount. The cost of digital engagement services as a percentage of digital engagement services revenue decreased to 64% for the three months ended March 31, 2019 compared to 67% for the three months ended March 31, 2018 and increased to 72% for the six months ended March 31, 2019 compared to 68% for the six months ended March 31, 2018.  The decrease as a percentage of revenue for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily due to the decrease in headcount. The decrease as a percentage of revenue for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018 is primarily due to under-utilization of billable consultants due to the decrease in engagements.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $240 thousand, or 47%, to $753 thousand for the three months ended March 31, 2019 compared to $513 thousand for the three months ended March 31, 2018 and increased $183 thousand, or 18%, to $1.2 million for the six months ended March 31, 2019 compared to $1.0 million for the six months ended March 31, 2018. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 72% for the three months ended March 31, 2019 compared to 34% for the three months ended March 31, 2018 and increased to 56% for the six months ended March 31, 2019 compared to 32% for the six months ended March 31, 2018. The increases are attributable to fixed costs to operate our cloud-based hosting model with Amazon Web Services and variable internal support costs.

Cost of Managed Service Hosting

Cost of managed service hosting decreased $11 thousand, or 13%, to $75 thousand for the three months ended March 31, 2019 compared to $86 thousand for the three months ended March 31, 2018 and decreased $28 thousand, or 17%, to $138 thousand for the six months ended March 31, 2019 compared to $166 thousand for the six months ended March 31, 2018. The cost of managed services as a percentage of managed services revenue increased to 31% for the three months ended March 31, 2019 compared to 29% for the three months ended March 31, 2018 and remained constant at 28% for the six months ended March 31, 2019 and the six months ended March 31, 2018. While certain costs to operate our cloud-based model with Amazon Web Services are fixed, we were able to eliminate unnecessary variable costs.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $123 thousand, or 14%, to $1.0 million for the three months ended March 31, 2019 compared to $878 million for the three months ended March 31, 2018 and decreased $93 thousand, or 5%, to $1.8 million for the six months ended March 31, 2019 compared to $1.9 million for the six months ended March 31, 2018.  Sales and marketing expenses represented 46% and 24% of total revenue for the three months ended March 31, 2019 and 2018, respectively, and 40% and 25% of total revenue for the six months ended March 31, 2019 and March 31, 2018, respectively. The increase for the three and six months ended March 31, 2019 compared to the three and six months ended March 31, 2018 is attributable to the overall decrease in revenue and an increase in headcount from acquisitions.

Support

Support expenses increased $72 thousand, or 100%, to $144 thousand for the three months ended March 31, 2019 compared to $72 thousand for the three months ended March 31, 2018 and increased $89 thousand, or 61%, to $235 thousand for the six months ended March 31, 2019 compared to $146 thousand for the six months ended March 31, 2018.  Support expenses represented 7% and 2% of total revenue for the three months ended March 31, 2019 and 2018, respectively, and 5% and 2% of total revenue for the six months ended March 31, 2019 and 2018, respectively. The increase in expenses for the three and six months ended March 31, 2019 as compared to the three and six months ended March 31, 2018 was due to increases in support headcount from acquisitions. The increases as a percentage of revenues for the three and six months ended March 31, 2019 as compared to the three and six months ended March 31, 2018 are attributable to the decreases in revenues.

General and Administrative Expenses

General and administrative expenses decreased $51 thousand, or 6%, to $744 thousand for the three months ended March 31, 2019 compared to $795 thousand for the three months ended March 31, 2018 and decreased $100 thousand, or 7%, to $1.4 million for the six months ended March 31, 2019 compared to $1.5 million for the six months ended March 31, 2018.  General and administrative expenses represented 34% and 21% of total revenue for the three months ended March 31, 2019 and 2018, respectively, and 31% and 20% of total revenue for the six months ended March 31, 2019 and 2018, respectively. The decrease in expense was due to decreases in headcount and personnel expenses.

Research and Development

Research and development expense increased $81 thousand, or 20%, to $489 thousand for the three months ended March 31, 2019 compared to $408 thousand for the three months ended March 31, 2018 and increased $92 thousand, or 11%, to $907 thousand for the six months ended March 31, 2019 compared to $815 thousand for the six months ended March 31, 2018.  Research and development expenses represented 22% and 11% of total revenue for the three months ended March 31, 2019 and 2018, respectively, and 20% and 11% of total revenue for the six months ended March 31, 2019 and 2018, respectively. The increase in expenses for the three and six months ended March 31, 2019 compared to the three and six months ended March 31, 2018 is due to an increase in headcount from acquisitions. The increases as a percentage of revenues for the three and six months ended March 31, 2019 as compared to the three and six months ended March 31, 2018 are attributable to the decreases in revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $26 thousand, or 25%, to $78 thousand for the three months ended March 31, 2019 compared to $104 thousand for the three months ended March 31, 2018 and decreased $108 thousand, or 51%, to $104 thousand for the six months ended March 31, 2019 compared to $212 thousand for the six months ended March 31, 2018.  Depreciation has decreased due to asset retirements related to the termination and closing of offices, as well as reductions in capital expenditures. Amortization has increased due to amortization of intangible assets resulting from the acquisitions. Amortization expense was $66 thousand for the three months ended March 31, 2019. Depreciation and amortization represented 4% and 3% of total revenue for the three months ended March 31, 2019 and 2018, respectively, and 2% and 3% of total revenue for the six months ended March 31, 2019 and 2018, respectively.

Goodwill Impairment

The Company performed an interim impairment test for the three months ended December 31, 2018, which resulted in an impairment charge of $3.7 million. An impairment charge is recognized for the amount by which the carrying amount exceeds the Company’s fair value. There was no impairment at March 31, 2019.

Restructuring and Acquisition Related Expenses

Restructuring and acquisition related expenses were $304 thousand for the three and six months ended March 31, 2019 compared to $181 thousand for the three and six months ended March 31, 2018. The increase is due to acquisition related expenses of $304 thousand related to the asset purchase of Stantive. Restructuring and acquisition related expenses represented 14% and 5% of total revenue for the three months ended March 31, 2019 and 2018, respectively, and 7% and 2% of total revenue for the six months ended March 31, 2019 and March 31 2018, respectively.

Net Loss

Loss from operations

The loss from operations was ($2.0) million for three months ended March 31, 2019 compared to a loss of ($616) thousand for the three months ended March 31, 2018 and ($6.7) million for the six months ended March 31, 2019 compared to a loss of ($959) thousand for the six months ended March 31, 2018. Operating expenses increased $322 thousand, or 13%, to $2.8 million for the three months ended March 31, 2019 compared to $2.4 million for the three months ended March 31, 2018. The increase is primarily due to acquisition related expenses of $304 thousand. Operating expenses increased $3.7 million, or 78%, to $8.5 million for the six months ended March 31, 2019 compared to $4.8 million for the six months ended March 31, 2018. The increase is due to acquisition related expenses of $304 thousand and a goodwill impairment charge of $3.7 million. Excluding the acquisition related expenses of $304 thousand and the goodwill impairment charge of $3.7 million, operating expenses decreased $301 thousand for the six months ended March 31, 2019. We do not expect to incur any significant additional acquisition related costs for the remainder of the fiscal year.

Income Taxes

The provision for income tax expense was $4 thousand and $1 thousand for the six months ended March 31, 2019 and 2018, respectively. There was no provision for income tax expense for the three months ended March 31, 2019 and 2018.  Income tax expense represents the estimated liability for federal and state income taxes owed, including the alternative minimum tax.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset any potential taxable income.

Interest and other expense, net

We recorded a non-cash charge of $10.3 million for warrant expense, net related to the fair value allocation of the Series C Preferred stock warrants.

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

Adjusted EBITDA, however, is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense and loss on early extinguishment of debt, amortization of intangibles, depreciation, restructuring and acquisition related expenses, goodwill impairment, other amortization and stock-based compensation, and therefore does not represent an accurate measure of profitability.  As a result, Adjusted EBITDA should be evaluated in conjunction with net income for a complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The following table reconciles net loss (which is the most directly comparable GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net loss	$(12,522)	$(680)	$(17,477)	$(1,110)
Provision for income tax	-	-	4	1
Interest and other expense, net	10,330	75	10,547	161
Loss on early extinguishment of debt	221	-	221	-
Amortization of intangible assets	62	71	66	143
Depreciation	14	29	34	65
Goodwill impairment	-	-	3,732	-
Restructuring and acquisition related charges	304	181	304	181
Other amortization	7	17	22	33
Stock based compensation	38	122	135	247
Adjusted EBITDA	$(1,546)	$(185)	$(2,412)	$(279)

Adjusted EBITDA decreased year over year and is primarily attributable to a decrease in revenues.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $2.5 million for the six months ended March 31, 2019 compared to cash used in operating activities of $429 thousand for the six months ended March 31, 2018. The increase in the use of cash compared to the prior period was primarily due to an increase in accounts receivable and deferred revenue.

Investing Activities

Cash used in investing activities was $5.6 million for the six months ended March 31, 2019 compared to $13 thousand for the six months ended March 31, 2018.  We primarily used cash to acquire the assets of Stantive and Seevolution. Expenditures for property and equipment during the current fiscal year will not be material.

Financing Activities

Cash provided by financing activities was $9.2 million for the six months ended March 31, 2019 compared to $451 thousand for the six months ended March 31, 2018.  Cash provided by financing activities for the six months ended March 31, 2019 is attributable to the public offering in October 2018, whereby we sold an aggregate of (i) 28,480 Class A Units (the “Class A Units”) at a price of $25.00 per Class A Unit, consisting of (i) one share of the Company’s common stock and one five-year warrant to purchase one share of Company common stock at an exercise price of $25.00 and (ii) Preferred stock of 4,288 Class B Units, with each Class B Unit, convertible into 40 shares of the Company’s common stock at a conversion price of $25.00. The net proceeds to the Company after deducting the underwriter’s fees and expenses was approximately $4.4 million. The proceeds of the October public offering were used to paydown the Promissory Term Notes of $941 thousand. In a private offering in March 2019, the Company sold Preferred stock of 10,227.50 Class C Units, with each Class C Unit convertible into 1,136,390 shares of the Company’s common stock at a conversion price of $9.00, for net proceeds of $8.9 million. The proceeds of the March private offering were used to pay down the Heritage Bank of Commerce line of credit by $2.2 million leaving a zero balance at March 31, 2019, as well as, the loan due to Montage Capital in the amount of $922 thousand. The proceeds also funded the asset purchase of Stantive.

Capital Resources and Liquidity Outlook

In the second quarter of this current fiscal year, we concluded a private offering that raised a net $8.9 million in cash.  We used these proceeds to pay down our Heritage Bank of Commerce line of credit to zero and pay our outstanding loan to Montage Capital II, L.P in full, so we have zero debt at March 31, 2019. Also, in this quarter we used cash to purchase the assets of Seevolution, Inc and Stantive Technologies Group Inc., which assets included technology and customers. We believe the future revenues and cash flows from these newly acquired customers combined with our existing accounts and cash balance of $1.6 million as of March 31, 2019 will be sufficient to meet the Company’s obligations for a minimum of twelve months from the financial statement issuance date. Our borrowing facility with Heritage Bank of Commerce is subject to financial covenants that must be met. It is not certain that all or part of this line will be available to us in the future; and other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our normal operations, and this would have a material adverse effect on our business.

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

Commitments and Contingencies

As of March 31, 2019, we have no material commitments or contingencies.

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

Revenue Recognition

The Company derives its revenue from three sources: (i) Software Licenses, which are comprised of subscription fees ("SaaS"), perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses, (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering, search and (iii) hosting of perpetual licenses. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS” do not take possession of the software.

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

Accounting for Stock-Based Compensation

At March 31, 2019, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options and are more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 28, 2018.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2019.

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

Common Stock

On February 13, 2019, the Company entered into an Asset Purchase Agreement with Seevolution Inc, a Delaware corporation, Celebros, Inc., a Delaware corporation, and Elisha Gilboa, an individual and shareholder of Seevolution, (the “Asset Purchase”). The Company issued 40,000 shares of Bridgeline Digital common stock as partial consideration for the Asset Purchase.

Item 6.	Exhibits.

Exhibit No.	Description of Document

1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to our Form 8-K filed on October 19, 2018)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2015)

3.3	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014)

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on July 24, 2017)

3.5	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 19, 2018)

3.6	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on December 14, 2018)

3.7	Certificate of Designations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 13, 2019)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated April 26, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 26, 2019)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 1, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 1, 2019)

4.1

Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K Filed on November 4, 2016)

4.2	Form of Warrant (incorporated by reference to Exhibit 1.1 to our Form 8-K filed on October 19, 2018)

4.3	Form of Warrants (incorporated by reference to Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5 to our Form 8-K filed on March 13, 2019)

4.4	Registration Rights Agreement, dated March 12, 2019, by and between Bridgeline Digital, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K Filed on March 13, 2019)

10.1	Form of Securities Purchase Agreement, dated March 12, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on March 13, 2019)

10.2	Form of Voting Agreement, dated March 12, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K Filed on March 13, 2019)

10.3	Form of Placement Agent Agreement, dated March 12, 2019 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K Filed on March 13, 2019)

10.4

Asset Purchase Agreement between Bridgeline Digital, Inc and Stantive Technologies Group Inc. dated February 8, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on February 19, 2019)

10.5	Waiver for the quarter ended March 31, 2019 for the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce, dated May 15, 2019

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

May 15, 2019	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

May 15, 2019	/s/ Carole Tyner
Date	Carole Tyner Chief Financial Officer (Principal Financial and Accounting Officer)