Form 10-Q
period 2019-06-30
Bridgeline Digital, Inc.
filed 2019-08-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)   ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section (12)b of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BLIN	NASDAQ

The number of shares of Common Stock par value $0.001 per share, outstanding as of August 10, 2019 was 2,794,308.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2019

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2019

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

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

(Unaudited)

	June 30,	September 30,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$1,298	$644
Accounts receivable and unbilled receivables, net	1,658	1,721
Prepaid expenses	442	452
Other current assets	89	21
Total current assets	3,487	2,838
Property and equipment, net	315	80
Intangible assets, net	3,747	20
Goodwill	5,557	7,782
Other assets	103	280
Total assets	$13,209	$11,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,312	$1,577
Accrued liabilities	1,172	580
Debt, current	-	1,017
Deferred revenue	1,832	594
Total current liabilities	4,316	3,768

Debt, net of current portion	-	2,574
Warrant liabilities	5,726	180
Other long term liabilities	13	54
Total liabilities	10,055	6,576

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock:
11,000 shares authorized; 441 shares issued and outstanding at June 30, 2019	-	-
Series A Convertible Preferred stock:
264,000 shares and 262,310 shares at June 30, 2019 and 264,000 shares and 262,364 shares at September 30, 2018, issued and outstanding (liquidation preference $2,624 at June 30, 2019)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized;
2,794,308 at June 30, 2019 and 84,005 at September 30, 2018, issued and outstanding	3	-
Additional paid-in capital	75,585	66,553
Accumulated deficit	(72,101)	(61,778)
Accumulated other comprehensive loss	(333)	(351)
Total stockholders’ equity	3,154	4,424
Total liabilities and stockholders’ equity	$13,209	$11,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue:
Digital engagement services	$1,118	$1,578	$3,102	$5,559
Subscription and perpetual licenses	1,322	1,262	3,411	4,367
Managed service hosting	253	243	751	839
Total net revenue	2,693	3,083	7,264	10,765
Cost of revenue:
Digital engagement services	573	977	2,007	3,666
Subscription and perpetual licenses	834	510	2,010	1,503
Managed service hosting	84	47	222	213
Total cost of revenue	1,491	1,534	4,239	5,382
Gross profit	1,202	1,549	3,025	5,383
Operating expenses:
Sales and marketing	1,268	892	3,083	2,800
Support	201	99	436	245
General and administrative	785	625	2,216	2,156
Research and development	592	406	1,499	1,221
Depreciation and amortization	257	93	361	305
Goodwill impairment	-	4,615	3,732	4,615
Restructuring and acquisition related expenses	938	6	1,242	187
Total operating expenses	4,041	6,736	12,569	11,529
Loss from operations	(2,839)	(5,187)	(9,544)	(6,146)
Interest income (expense), net	7	(70)	(305)	(199)
Amortization of debt discount	-	(28)	(231)	(82)
Other income (expense), net	10,146	133	(79)	166
Income/(loss) before income taxes	7,314	(5,152)	(10,159)	(6,261)
Provision for income taxes	3	10	7	11
Net income/(loss)	7,311	(5,162)	(10,166)	(6,272)
Dividends on convertible preferred stock	(78)	(79)	(235)	(231)
Net income/(loss) applicable to common shareholders	$7,233	$(5,241)	$(10,401)	$(6,503)
Net income/(loss) per share attributable to common shareholders:
Basic net income/(loss) per share	$3.62	$(61.78)	$(12.38)	$(77.00)
Diluted net income/(loss) per share	$3.56	$(61.78)	$(12.38)	$(77.00)

Number of weighted average shares outstanding:
Basic	1,996,326	84,825	839,975	84,457
Diluted	2,032,766	84,825	839,975	84,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

 (in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income/(loss)	$7,311	$(5,162)	$(10,166)	$(6,272)
Other Comprehensive Income:
Net change in foreign currency translation adjustment	19	(1)	18	(1)
Comprehensive income/(loss)	$7,330	$(5,163)	$(10,148)	$(6,273)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (in thousands)

(Unaudited)

	For the Three and Nine Months Ended June 30, 2019
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2018	262	$-	85	$-	$66,553	$(61,778)	$(351)	$4,424
Issuance of common stock			28	-	4,377			4,377
Stock-based compensation expense					97			97
Preferred B stock conversion to common			168	-	-			-
Dividends - issued						(79)		(79)
Net loss						(4,955)		(4,955)
Prior Period Adjustment - ASC 606 adoption						78		78
Foreign currency translation								-
Balance at December 31, 2018	262	-	282	-	71,027	(66,734)	(351)	3,942
Issuance of common stock			40	-	476			476
Stock-based compensation expense					38			38
Preferred B stock conversion to common			3					-
Dividends - issued						(78)		(78)
Net loss						(12,522)		(12,522)
Foreign currency translation							(1)	(1)
Balance at March 31, 2019	262	-	325	-	71,541	(79,334)	(352)	(8,145)
Issuance of common stock, net of issuance costs			1,382	3	3,969			3,972
Stock-based compensation expense					74			74
Series C Convertible Preferred stock issuance and conversion to common	1		1,087		1			1
Dividends - issued						(78)		(78)
Net income						7,311		7,311
Foreign currency translation							19	19
Balance at June 30, 2019	263	$-	2,794	$3	$75,585	$(72,101)	$(333)	$3,154

	For the Three and Nine Months Ended June 30, 2018
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2017	244	$-	84	$-	$65,873	$(54,249)	$(350)	$11,274
Stock-based compensation expense					99			99
Stock dividends - issued	7				75			75
Stock dividends - declared						(75)		(75)
Net loss						(430)		(430)
Foreign currency translation							(1)	(1)
Balance at December 31, 2017	251	-	84	-	66,047	(54,754)	(351)	10,942
Stock-based compensation expense					97			97
Issuance of common stock - restricted shares			-	-	49			49
Stock dividends - issued	7				76			76
Stock dividends - declared	1	-				(77)		(77)
Net loss						(680)		(680)
Foreign currency translation								-
Balance at March 31, 2018	259	-	84	-	66,269	(55,511)	(351)	10,407
Stock-based compensation expense					102			102
Issuance of common stock - restricted shares			-	-	24			24
Stock dividends - issued	-	1			39			40
Stock dividends - declared	-	-				(79)		(79)
Net loss						(5,162)		(5,162)
Foreign currency translation								-
Balance at June 30, 2018	259	$1	84	$-	$66,434	$(60,752)	$(351)	$5,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,166)	$(6,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	9	60
Amortization of intangible assets	310	214
Depreciation	50	85
Other amortization	32	50
Goodwill impairment	3,732	4,615
Amortization of debt discount	231	82
Warrant liability expense	11,272	-
Change in fair value of warrant liabilities	(11,204)	(156)
Stock-based compensation	210	374
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	971	923
Prepaid expenses	3	(40)
Other current assets and other assets	129	-
Accounts payable and accrued liabilities	329	(201)
Deferred revenue	722	(625)
Other liabilities	62	(81)
Total adjustments	6,858	5,300
Net cash used in operating activities	(3,308)	(972)
Cash flows used in investing activities:
Software development capitalization costs	(12)	-
Purchase of property and equipment	(21)	(30)
Acquisition of businesses	(5,638)	-
Net cash used in investing activities	(5,671)	(30)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,700	-
Proceeds from issuance of preferred stock, net of issuance costs	9,123	-
Proceeds from term notes from Montage Capital, net of issuance costs	-	953
Borrowing on bank line of credit	75	888
Payments on bank line of credit	(2,156)	(1,121)
Payments on term notes from Montage Capital	(922)	-
Payments on promissory term notes	(941)	-
Cash dividends paid on Series A convertible preferred stock	(235)	(38)
Net cash provided by financing activities	9,644	682
Effect of exchange rate changes on cash and cash equivalents	(11)	(1)
Net increase (decrease) in cash and cash equivalents	654	(321)
Cash and cash equivalents at beginning of period	644	748
Cash and cash equivalents at end of period	$1,298	$427
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$307	$190
Income taxes	$11	$14
Non cash investing and financing activities:
Consideration paid in Common Stock in connection with acquisition of business	$480	$-
Dividends on convertible preferred stock	$235	$114

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

Increase in Authorized Shares and Reverse Stock Split

On April 26, 2019, the Company’s Shareholders and the Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of shares of Common Stock, par value $0.001 per share (“Common Stock”), authorized for issuance thereunder from 50 million shares to 2.5 billion shares (the “Increase in Authorized”). On the same date the Company’s Shareholders and the Board of Directors also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of both its issued and outstanding and authorized shares of Common Stock, par value $0.001 per share, at a ratio of one (1) share of Common Stock for every fifty (50) shares of Common Stock at any time prior to December 31, 2019 (the “Reverse Split”) pursuant to which all classes of the Company’s issued and outstanding shares of Common Stock at the close of business on such date were combined and reconstituted into a smaller number of shares of Common Stock in a ratio of one (1) share of Common Stock for every fifty (50) shares of Common Stock (“1-for-50 reverse stock split”). The 1-for-50 reverse stock split was effective as of close of business on May 1, 2019 (the “Effective Date”) and the Company’s stock began trading on a split-adjusted basis on May 2, 2019.

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

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2019 and September 30, 2018 and for the three and nine months ended June 30, 2019 and 2018 and footnotes have been retroactively adjusted to reflect the effects of the 1-for-50 reverse stock split.

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

In the second quarter of this current fiscal year, the Company concluded a private offering that raised a net $9.2 million in cash. Proceeds were used to pay down the Heritage Bank of Commerce line of credit to zero and pay the Company’s outstanding loan to Montage Capital II, L.P in full. The Company has zero debt at June 30, 2019. Also, in the second quarter of the current fiscal year, the Company used cash to purchase the assets of Seevolution, Inc. and Stantive Technologies Group Inc., which assets included technology and customers. The Company believes the future revenues and cash flows from these newly acquired customers will supplement the working capital to sustain operations for the next twelve months. While there can be no assurances that the anticipated sales will be achieved for future periods to provide positive cash flows, the Company’s management believes it will have an appropriate cost structure to support the revenues that will be achieved. As such, management believes that it is probable that we will meet our working capital, capital expenditure and debt repayment needs, if any, for the next twelve months from the issuance date of this Form 10-Q.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation. The operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending September 30, 2019. The accompanying September 30, 2018 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission on December 28, 2018.

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

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated financial statements during the nine months ended and as of June 30, 2019:

	As of June 30, 2019

	As Reported	Adjustments	As If Presented Under ASC 605
Condensed Consolidated Balance Sheet
Assets
Other current assets	$89	38	$51
Other assets	103	27	76
Equity
Retained earnings	$(72,101)	(65)	$(72,166)

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019

	As Reported	Adjustments	As If Presented Under ASC 605	As Reported	Adjustments	As If Presented Under ASC 605
Condensed Consolidated Statement of Operations
Sales and Marketing	$1,268	$(21)	$1,247	$3,083	$(12)	$3,071
Net income/(loss)	$7,311	$(21)	$7,332	$(10,166)	$(12)	$(10,154)
Net income/(loss) per share
Basic	$3.62	$0.01	$3.63	$(12.38)	$(0.02)	$(12.36)
Diluted	$3.56	$0.01	$3.57	$(12.38)	$(0.02)	$(12.36)

	Nine Months Ended June 30, 2019

	As Reported	Adjustments	As If Presented Under ASC 605
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities
Net loss	$(10,166)	$(12)	$(10,154)
Other current assets and other assets	$129	$12	$141

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Deferred Revenue

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent deferred revenue included in Other long-term liabilities. Deferred revenue during the nine months ended June 30, 2019 increased by $1.2 million.  As of June 30, 2019, approximately $13 of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 99% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2018	$594	$20
Increase(decrease)	341	(7)
Balance as of December 31, 2018	935	13
Increase(decrease)	417	(5)
Balance as of March 31, 2019	1,352	8
Increase(decrease)	480	5
Balance as of June 30, 2019	$1,832	$13

Deferred Capitalized Commission Costs

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts are deferred and amortized on a straight-line basis over a period of approximately three years.  The Company evaluated both qualitative and quantitative factors, including the estimated life cycles of its offerings, renewal rates, and its customer attrition to determine the amortization periods for the capitalized costs. The initial amortization period will generally be the customer contract term, which is typically thirty-six (36) months, with some exceptions. Deferred capitalized commission expense that will be recorded as expense during the succeeding 12-month period is recorded as current deferred capitalized commission costs, and the remaining portion is recorded as long-term deferred capitalized commission costs. Total deferred capitalized commissions were $66 as of the quarter ended June 30, 2019 compared to $77 as of the year ended September 30, 2018. Current deferred capitalized commission costs are included in Other current assets in the Condensed Consolidated Balance Sheet and noncurrent deferred capitalized commission costs are included in Other assets in the Condensed Consolidated Balance Sheet. Amortization expense for the three and nine months ended June 30, 2019 was $19 and $53, respectively.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Derivative Financial Instruments

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities", which amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2018 including interim reporting periods within those annual reporting periods and early adoption is permitted. Management is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of	As of
	June 30, 2019	September 30, 2018
Accounts receivable	$1,765	$1,866
Unbilled receivables	11	36
Subtotal	1,776	1,902
Allowance for doubtful accounts	(118)	(181)
Accounts receivable and unbilled receivables, net	$1,658	$1,721

As of June 30, 2019, one customer represented more than 10% of accounts receivable. As of September 30, 2018, two customers represented more than 10% of accounts receivable. For the three months ended June 30, 2019, two customers represented 14% and 11% of the Company’s total revenue. For the nine months ended June 30, 2019, two customers represented 16% and 12% of the Company’s total revenue. For the three months ended June 30, 2018, two customers each represented 12% and one customer represented 11% of the Company’s total revenue. For the nine months ended June 30, 2018, two customers represented 14% and 12% of the Company’s total revenue.

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

The Company accounted for the Seevolution transaction as an asset acquisition. Goodwill is not recognized in an asset purchase.

On March 13, 2019, the Company entered into an Asset Purchase Agreement with Stantive Technologies Group Inc., (“Stantive”) a corporation organized under the laws of Ontario, Canada to purchase substantially all of the assets of Stantive and assume certain liabilities. The Company also acquired all of the outstanding stock of Stantive Technologies Group, Pty, a company incorporated in Australia, which was a subsidiary of Stantive. The total purchase price, including cure costs, for Stantive and its Australian subsidiary was approximately $5.2 million in cash.

The Company accounted for the Stantive transaction as a business combination in accordance with ASC Topic 805, Business Combinations.

The Company assessed the fair market value of the acquired companies as of the respective purchase dates, as follows:

Net assets acquired:	Seevolution	Stantive	Total
Cash	$-	$8	$8
Accounts receivable, net	47	844	891
Other assets	-	40	40
Fixed assets, net	-	272	272
Intangible assets	1,024	3,007	4,031
Goodwill	-	1,507	1,499
Total assets	1,071	5,678	6,741

Current liabilities	76	488	556
Net assets acquired:	$995	$5,190	$6,185

Purchase Price:
Cash Paid (including acquisition costs)	$418	$5,190	$5,608
Future deferred payments (present value)	97	-	97
Common stock ( fair value)	480	-	480
Total consideration paid	$995	$5,190	$6,185

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As part of the Seevolution acquisition, of the $1 million allocated to intangible assets, $602 is allocated to customer relationships, $401 is allocated to technology with an average useful life of five years, and $21 is allocated to trademarks with an average useful life of one year. Amortization expense of intangible assets was $55 and $83 for the three and nine months ended June 30, 2019.

As part of the Stantive acquisition, of the $3 million allocated to intangible assets, $1.7 million is allocated to customer relationships and $1.2 million is allocated to technology with an average useful life of five years, and $75 is allocated to trademarks with an average useful life of one year. Amortization expense of intangible assets was $182 and $212 for the three and nine months ended June 30, 2019.

Total revenue from the Seevolution and Stantive acquisitions totaled $968 and $1,263 for the three and nine months ended June 30, 2019. Total earnings from the two acquisitions is impracticable to disclose as the acquisitions were asset purchases and the operations were merged with existing operations and not accounted for separately.

Pro Forma Information

The following is the unaudited pro forma information assuming the Stantive acquisition occurred on October 1, 2017:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018

Revenue	$2,693	$3,733	$8,621	$12,828

Net income/(loss) applicable to common shareholders	7,311	(5,822)	(11,234)	(8,268)

Net income/(loss) per share attributable to common shareholders:
Basic	$3.62	$(68.64)	$(13.37)	$(97.90)
Diluted	$3.56	$(68.64)	$(13.37)	$(97.90)

Weighted average common shares outstanding - basic	1,996	85	840	84
Weighted average common shares outstanding - diluted	2,033	85	840	84

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company believes the recorded values for accounts receivable and accounts payable and short-term debt approximate current fair values as of June 30, 2019 and September 30, 2018 because of their short-term nature and durations. The carrying value of long-term debt also approximates fair value as of September 30, 2018 based upon the Company’s ability to acquire similar debt at similar maturities and renew current debt instruments under similar terms as the original debt.

In October 2017, the Company recorded a liability associated with a warrant to purchase common stock issued to Montage Capital II, L.P (“Montage Capital”). The fair value of the warrant liability utilizes a Level 3 input. To determine the value of the warrant liability, the Company used a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our shares to trade in an active market. The Monte Carlo option-valuation model also uses certain assumptions to determine the fair value, including expected life and annual volatility. The initial valuation assumptions included an expected life of eight (8) years, volatility of 80%, and a risk-free interest rate of 2.24%. At June 30, 2019, volatility decreased to 76%, the risk-free rate was 1.84% and the Company’s stock price declined to $2.45 per share.

The fair value of the warrant liability was valued at the loan execution date in the amount of $341 and is revalued at the end of each reporting period to fair value. The fair value of the warrant is included in Warrant liabilities in the Condensed Consolidated Balance Sheets. Changes in fair value are included in Other income (expense),net in the Statements of Operations in the period the change occurs. the Company recorded a gain (income) of $96 in the quarter ended June 30, 2019. In total, the Company has recorded net gains (income) as a result in the change in fair value of $315 since the original valuation in October 2017. The fair value of the Montage Capital warrant at June 30, 2019 is $26.

In connection with the private offering of Series C Convertible Preferred Stock issued on March 12, 2019, the Company issued Series A, Series B and Series C warrants (“collectively, the “Series C Preferred Warrants”) to accredited investors and the placement agents. These Series C Preferred Warrants have been classified as liabilities with the fair value determined using the Monte Carlo option-pricing model. The fair value of the Series C Preferred Warrants are included in Warrant liabilities in the Condensed Consolidated Balance Sheets. The initial valuation assumptions included an average expected life of five and one-half (5.5) years, volatility of 76.8%, and a risk-free interest rate of 2.4%. The fair value of the Series C Preferred Warrants as of June 30, 2019 is $5.7 million. Changes in fair value are included in Other income (expense),net in the Statements of Operations in the period the change occurs. The Company recorded a gain (income) of $10.1 million in the quarter ended June 30, 2019. The resulting gain was primarily due to changes in inputs to the valuation model, including a decline in the stock price. At June 30, 2019, volatility increased to 80.8%, the risk-free rate was 1.84% and the Company’s stock price declined to $2.45 per share. There were also exercises of the Series C warrants during the quarter ended June 30, 2019, which also contributed to the decrease in the value of the liability by $4.8 million.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2019 and September 30, 2018 are as follows:

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$26	$26
Warrant liability - Series A, B and C	-	-	5,700	5,700
Total Liabilities	$-	$-	$5,726	$5,726

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$180	$180
Total Liabilities	$-	$-	$180	$180

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liabilities:

Nine Months Ended June 30,
2019
Balance at beginning of period, October 1, 2018	$180
Additions	-
Adjustment to fair value	(12)
Balance at end of period, December 31, 2018	168
Additions	21,500
Adjustment to fair value	(1,046)
Balance at end of period, March 31, 2019	20,622
Exercises	(4,750)
Adjustment to fair value	(10,146)
Balance at end of period, June 30, 2019	$5,726

6. Goodwill

The carrying value of goodwill is not amortized, but is typically tested for impairment annually, as well as, whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may not be recoverable. The purpose of an impairment test is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill to its fair value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

An interim test was performed at December 31, 2018, as a decline in the stock price and other negative qualitative factors led management to conclude that there was a potential impairment. The fair value was calculated using the Company’s market price.  In performing the interim impairment test, Management concluded that goodwill was impaired and recorded a charge of $3.7 million. This amount is reflected as a reduction in goodwill of $3.7 million in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2019 with the offset as an expense in the Company’s Condensed Consolidated Statement of Operations. There was no additional impairment at June 30, 2019.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On March 13, 2019, the Company entered into an Asset Purchase Agreement with Stantive and recorded goodwill of $1.5 million, which represented the excess of purchase price over the fair market value of the assets acquired.

Changes in the carrying value of goodwill are as follows:

	As of	As of
	June 30, 2019	September 30, 2018
Balance at beginning of period	$7,782	$12,641
Acquisitions	1,507	-
Impairment	(3,732)	(4,859)
Balance at end of period	$5,557	$7,782

7.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of	As of
	June 30, 2019	September 30, 2018
Domain and trade names	$76	$10
Customer related	2,166	-
Technology	1,505	-
Non-compete agreements	-	10
Balance at end of period	$3,747	$20

Total amortization expense related to intangible assets for the nine months ended June 30, 2019 and the year ended September 30, 2018 was $306 and $242, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2019 (remaining), 2020, 2021, 2022 and thereafter is $238, $900, $858, $763, and $988, respectively.

8.   Restructuring and Acquisition Related Expenses

Restructuring Expenses

Commencing in fiscal 2015 and through fiscal 2019, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease spaces are currently contractually occupied by new sub-tenants for the remaining life of the lease. In the second quarter of fiscal 2017, the Company initiated a plan to shut down its operations in India, which is targeted to be completed in fiscal 2019. In the third quarter of fiscal 2019, the Company incurred further restructuring expenses related to a work-force reduction primarily for its international operations and recognized costs for severance and termination benefits.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

All of these estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the consolidated statement of operations. All of these estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the Condensed Consolidated Statements of Operations.

The following table summarizes the restructuring activity for the nine months ended June 30, 2019:

Facility Closures and Other Costs
Balance at beginning of period, October 1, 2018	$78
Charges to operations	-
Cash disbursements	(29)
Balance at end of period, December 31, 2018	49
Charges to operations	-
Cash disbursements	(14)
Balance at end of period, March 31, 2019	35
Charges to operations	420
Cash disbursements	(14)
Balance at end of period, June 30, 2019	$441

The components of the accrued restructuring liabilities is as follows:

	As of	As of
	June 30, 2019	September 30, 2018
Facilities and related	$21	$77
Other costs (employee termination costs)	420	1
Total	$441	$78

As of June 30, 2019, $441 was reflected in Accrued liabilities in the Condensed Consolidated Balance Sheet. As of September 30, 2018, $53 is reflected in Accrued liabilities and $25 is reflected in Other long term liabilities in the Condensed Consolidated Balance Sheet.

Acquisition Related Expenses

In connection with the acquisition of Stantive, the Company incurred legal, accounting and consulting fees of $124 and $428 for the three and nine months ended June 30, 2019, respectively, which is included in Restructuring and acquisition related expenses in the Condensed Consolidated Statements of Operations.

9.   Debt

The Company has a Line of Credit with Heritage Bank of Commerce (“Heritage Bank”). As of June 30, 2019, the Company has no borrowings on the Line of Credit. The Company’s debt as of September 30, 2018 consisted of the Line of Credit from Heritage Bank, a term loan with Montage Capital II, L.P. (“Montage Capital”), and Promissory Term Notes.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Debt at September 30, 2018 consists of the following:

As of
September 30, 2018
Line of credit borrowings	$2,081
Term loan - Montage Capital	922
Other promissory notes	941
Other (debt discount)	(353)
Total debt	3,591
Less current portion	1,017
Long term debt, net of current portion	$2,574

Heritage Line of Credit

In June 2016, the Company entered into a new Loan and Security Agreement (“Heritage Agreement”), with Heritage Bank. The Heritage Agreement had an original term of 24 months but was further amended in February 2019 to a maturity date of February 29, 2020. The Company paid an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the following years.  The facility fee will be $6 on each anniversary thereafter. Borrowings are secured by all of the Company’s assets and all of the Company’s intellectual property. The Company is required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric. The Company was in compliance with the Adjusted EBITDA metric as of June 30, 2019.

The Heritage Agreement provides for up to $2.5 million of revolving credit advances which may be used for acquisitions and working capital purposes. Borrowings are limited to the lesser of (i) $2.5 million and (ii) 75% of eligible receivables as defined. The Company can borrow up to $1.0 million in out of formula borrowings for specified periods of time. The borrowings or credit advances may not exceed the monthly borrowing base capacity, which will fluctuate based on monthly accounts receivable balances. The Company may request credit advances if the borrowing capacity is more than the current outstanding loan advance and must pay down the outstanding loan advance if it exceeds the borrowing capacity.  As of June 30, 2019, the Company had no outstanding balance under the Heritage Agreement.

Amendments – Heritage Bank

The Company and Heritage Bank have executed numerous amendments since the origination of the Heritage Agreement. Those amendments that are significant as of June 30, 2019 are the following:

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

Further, Heritage Bank and Montage Capital both approved the issuance of the Promissory Term Notes and the repayment terms and each Purchaser also entered into a Subordination Agreement with the two parties, pursuant to which the Purchasers agreed to subordinate (i) all of the Company’s indebtedness and obligations to the Purchasers, whether presently existing or arising in the future, to all of the Company’s indebtedness the both Heritage Bank and Montage Capital and (ii) all of the Purchasers’ security interests, if any, to all of Heritage Bank’s and Montage Capital’s security interests in property of the Company.

10.   Shareholders’ Equity

Preferred Stock Series A Convertible Stock

In October 2014, the Company designated 264,000 shares of its Preferred stock (the “Preferred Stock”) as Series A convertible preferred stock and sold 200,000 shares of Series A convertible preferred stock at a purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The current conversion price is $812.50 and is subject to adjustment in the event of stock splits or stock dividends. As of June 30, 2019, a total of 1,636 preferred shares have been converted to 20 shares of common stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Any accrued but unpaid dividends on the shares of Preferred Stock to be converted shall also be converted in common stock at the conversion price. A mandatory provision also may provide that the Company will have the right to require the holders to convert shares of Preferred Stock into Conversion Shares if (i) the Company’s common stock has closed at or above $1,625 per share for ten consecutive trading days and (ii) the Conversion Shares are (A) registered for resale on an effective registration statement or (B) may be resold pursuant to Rule 144.

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

Effective January 1, 2017, cumulative dividends are payable at a rate of 12% per year. The Company has issued 64,000 shares of Preferred Stock as PIK dividends to the preferred shareholders, which is the maximum amount of cumulative PIK dividends authorized. Therefore, all future dividend payments will be cash dividends. Total cash dividend payments for the nine months ended June 30, 2019 were $235.

Preferred Stock Series B Convertible Stock

On October 16, 2018, in connection with a public offering, the Company issued 4,288 Series B Convertible Preferred Stock, par value $0.001 per share, with each share of Series B Convertible Preferred Stock convertible into 40 shares of the Company’s common stock at a conversion price of $25.00 per share. As of June 30, 2019, all of the shares of Series B Convertible Preferred Stock were converted into 171,520 shares of common stock.

Series C Preferred Convertible Stock and Associated Warrants

On March 12, 2019, the Company entered into Securities Purchase Agreements with certain accredited investors (each, a “Purchaser”), pursuant to which the Company offered and sold to the Purchasers an aggregate of 10,227.5 units (“Units”) for $1,000 per Unit, with such Units consisting of (i) an aggregate of 10,227.5 shares of the Company’s newly designated Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred stock”); (ii) warrants to purchase an aggregate of 1,136,390 shares of Company common stock, par value $0.001 per share (“Common Stock”), subject to adjustment (as set forth below), with a term of 5.5 years (“Series A Warrants”); (iii) warrants to purchase an aggregate of 1,136,390 shares of Common Stock, subject to adjustment (as set forth below), with a term of 24 months (“Series B Warrants”); and (iv) warrants to purchase an aggregate of 1,420,486 shares with a term of 5.5 years (“Series C Warrants,” and together with the Series A Warrants and Series B Warrants, the “Series C Preferred Warrants”). The Company also issued warrants to purchase an aggregate of 127,848 shares of the Company’s Common Stock to the placement agents that were also subject to the same resets as described below.

At the time of issuance, no shares of Series C Preferred stock could be converted into Conversion Shares and no Series C Preferred Warrants could be exercised for shares of Common Stock, unless and until such time that the Company had obtained approval from its stockholders, at an annual or special meeting or via written consent, to (i) issue the Conversion Shares and warrants upon the conversion and exercise of the Series C Preferred stock and associated warrants, respectively, which number of shares in the aggregate exceeds 20% of the Company’s shares of Common Stock issued and outstanding immediately prior to the Closing Date, as required by Nasdaq Marketplace Rule 5635(d) (the “Issuance Approval”), and (ii) amend its Amended and Restated Certificate of Incorporation, as amended (“Charter”) to increase the number of shares of Common Stock available for issuance thereunder (or effect a reverse stock split of its issued and outstanding shares of Common Stock so as to effectively increase the number of shares of Common Stock available for issuance) by a sufficient amount to permit the conversion of all outstanding Series C Preferred stock into Conversion Shares and all Series C Preferred Warrants into warrant shares (the “Authorized Share Approval,” and together with the Issuance Approval, the “Stockholder Approvals”). In addition, the Company may not effect, and a Purchaser will not be entitled to, convert the Series C Preferred stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of Common Stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The Stockholder Approvals were obtained on April 26, 2019 and the Company’s Charter was amended on April 29, 2019. As of June 30, 2019, a total of 9,786.50 shares of Series C Preferred stock have been converted to 1,087,443 shares of Common Stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company determined that the Series C Preferred stock and the Series C Preferred Warrants are each separate freestanding financial instruments issued in a single transaction (the Private Placement) and that Series C Warrants have been determined to be derivative liabilities, which are measured at fair value on a recurring basis. The net proceeds of that single transaction were allocated to each of the freestanding financial instruments based on their fair values. The purchase price was allocated to the Series C Preferred Warrants first leaving no value for the Series C Preferred stock, as the Series C Warrants were fair valued at $21.5 million and the total proceeds were only $10.3 million. The final allocation of the proceeds resulted in a charge against income of $11.2 million for the excess of the fair value over the net proceeds, which was recorded in the second quarter of fiscal 2019.

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

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan replaced an older plan that had expired in August 2016. No new shares will be granted under the old plan. The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Initially, a total of 10,000 shares of the Company’s Common Stock is reserved for issuance under the 2016 Plan. As of June 30, 2019, there were 7,859 options outstanding under this plan and 5,399 shares available for future issuance.

Compensation expense

The Company estimates the fair value of stock options using the Black-Scholes-Merton option valuation model.  Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the Condensed Consolidated Statements of Operations with a portion charged to Cost of Goods Sold and a portion to Operating Expenses depending on the employee’s department. During the three and nine months ended June 30, 2019, the Company recognized $74 and $209, respectively, as compensation expense related to share based payments related to stock options. For the three and nine months ended June 30, 2018, the Company recognized $126 and $373, respectively, as compensation expense related to share based payments related to stock options. As of June 30, 2019, the Company had approximately $59 of unrecognized compensation costs related to unvested options, which the Company expects to recognize through fiscal 2021.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Montage Warrant - As additional consideration for the Montage Loan, the Company issued to Montage Capital an eight-year warrant (the “Montage Warrant”) to purchase 1,326 shares of the Company’s common stock at a price equal to $132.50 per share. The Montage Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage Capital shall have the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Montage Warrant will be surrendered to the Company for cancellation. The fair value of the Montage warrant liability at June 30, 2019 is $26 and is included in Warrant liabilities in the Condensed Consolidated Balance Sheet.

Series A, B and C Preferred Warrants - Reset Dates and Reset Price - The Series A Warrants and Series B Warrants had an initial exercise price of $9.00 per share; provided, however, that the exercise price of the Series A Warrants and Series B Warrants could be reset up to three times (each, a “Reset Date”), as more specifically set forth in the Series C Warrants, to a price equal to the greater of (i) 80% of the average of the two lowest VWAP days out of the 20 consecutive trading days immediately preceding the Reset Date, and (ii) $4.00 (the “Floor”) (the “Reset Price”). Upon the applicable Reset Date, the number of shares of Common Stock issuable pursuant to the Series A Warrants and Series B Warrants would also be adjusted, as more specifically set forth in the Series C Warrants. The Series C Warrants, were not exercisable until the applicable Reset date. At the First Reset Date, which was May 29, 2019, the Reset Price was set to the Floor price of $4.00 per share. Therefore, there will be no future Reset Dates or Reset Prices. The shares were fixed to the following at the Reset Date: the number of shares of Common Stock issuable upon exercise of the Series A Warrants is 2,556,875 shares, Series B Warrants is 2,556,875 shares, and Series C Warrants is 1,420,486. The number of shares of Common Stock issuable upon exercise of warrants issued to the placement agents is 127,848 shares.

During the three months ended June 30, 2019, shareholders exercised 1,347,050 shares of the Series C Warrants. There were no Series A, B or placement agents warrants exercised as of June 30, 2019. The fair value of the total warrant liability related to the Series A, B and C warrants and the placement agent warrants at June 30, 2019 is $5.7 million and is included in Warrant liabilities in the Condensed Consolidated Balance Sheets.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Total warrants outstanding as June 30, 2019 were as follows:

	Issue
Type	Date	Shares	Price	Expiration
Placement Agent	10/28/2014	247	$812.50	10/28/2019
Director/Shareholder	12/31/2014	240	$1,000.00	12/31/2019
Director/Shareholder	2/12/2015	240	$1,000.00	2/12/2020
Director/Shareholder	5/12/2015	240	$1,000.00	5/12/2020
Director/Shareholder	12/31/2015	120	$1,000.00	12/31/2020
Placement Agent	5/17/2016	1,736	$187.50	5/17/2021
Placement Agent	5/11/2016	1,067	$187.50	5/11/2021
Placement Agent	7/15/2016	880	$230.00	7/15/2021
Investors	11/9/2016	4,271	$175.00	5/22/2022
Director/Shareholder	12/31/2016	120	$1,000.00	12/31/2021
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Director/Shareholder	12/31/2017	120	$1,000.00	12/31/2021
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	10/19/2018	3,120	$25.00	10/19/2023
Investors	3/12/2019	159,236	$4.00	10/19/2023
Investors	3/12/2019	2,556,875	$4.00	9/12/2021
Investors	3/12/2019	2,556,875	$4.00	9/12/2024
Investors	3/12/2019	73,462	$0.05	9/12/2024
Placement Agent	3/12/2019	127,848	$4.00	9/12/2024
Total		5,498,024

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Summary of Option and Warrant Activity and Outstanding Shares

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2018	9,157	$341.50	10,926	$308.32
Granted	-	-	7,084,990	3.86
Exercised	-	-	(1,392,694)	0.18
Forfeited/Exchanged	(1,128)	(486)	(204,880)	(25.00)
Expired	(181)	(1,219)	(318)	(1,373.43)
Outstanding, June 30, 2019	7,848	$306.41	5,498,024	$4.53

As of June 30, 2019, there are 5,688 options available for exercise.  All options are out-of-the-money and have a zero intrinsic value.

11.  Net Income/(Loss) Per Share

Basic and diluted net income/(loss) per share is computed as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income/(loss)	$7,311	$(5,162)	$(10,166)	$(6,272)
Change in warrant derivative liability	(18)	-	(18)	-
Accrued dividends on convertible preferred stock	(78)	(79)	(235)	(231)
Net income/(loss) applicable to common shareholders	$7,215	$(5,241)	$(10,419)	$(6,503)
Denominator:
Weighted average shares outstanding for basic earnings per share	1,996	85	840	84
Effect of dilutive securities:
Warrants	1	-	1	-
Preferred stock	36	-	-	-
Adjusted weighted-average shares outstanding and assumed conversions for diluted earnings per share	2,033	85	841	84

Basic net income/(loss) per share	$3.62	$(61.78)	$(12.38)	$(77.00)
Diluted net income/(loss) per share	$3.56	$(61.78)	$(12.38)	$(77.00)

Basic net income/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding.  Diluted net income/(loss) per share applicable to common shareholders is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options, warrants and convertible preferred stock using the “treasury stock” method. For the three months ended June 30, 2019, stock options of 7,848 and warrants to purchase 5,424,562 shares of common stock were not included in the computation of diluted net income per share because they were considered antidilutive. For the three months ended June 30, 2018 and both the nine months ended June 30, 2019 and 2018, the diluted net loss per share is the same as the basic net loss per share as the effects of all the Company’s potential common stock equivalents are antidilutive because the Company reported a loss for the periods.

12.  Disaggregated Revenue and Segment Reporting

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Revenues:	2019	2018	2019	2018
United States	$2,369	$2,538	$6,631	$9,894
International	324	545	633	871
	$2,693	$3,083	$7,264	$10,765

The Company’s revenue by type is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Revenues:	2019	2018	2019	2018
Digital Engagement Services	$1,102	$1,578	$3,070	$5,559
Subscription	1,230	1,140	2,934	3,935
Perpetual Licenses	-	7	145	72
Maintenance	92	115	332	360
Hosting	269	243	783	839
	$2,693	$3,083	$7,264	$10,765

13.  Income Taxes

Income tax expense was $3 and $10 for the three months ended June 30, 2019 and 2018, respectively, and $7 and $11 for the nine months ended June 30, 2019 and 2018, respectively. Income tax expense consists of the estimated liability for federal and state income taxes owed by the Company.  Net operating loss carry forwards are estimated to be sufficient to offset any potential taxable income for all periods presented.

14.  Related Party Transactions

In November 2018, the Company engaged Taglich Brothers Inc, on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities. Michael Taglich, a director and shareholder of the Company, is the President and Chairman of Taglich Brothers Inc. Fees for the services were $8 per month for three months and $5 thereafter, cancellable at any time. Taglich Brothers Inc. could also earn a success fee ranging from $200 for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million. In connection with the asset purchase of Stantive, The Taglich Brothers earned a success fee of $200.

Michael Taglich also purchased 350 units in the amount of $350 of Series C Preferred Convertible stock and associated warrants in the private transaction consummated on March 13, 2019. Mr. Taglich’s purchase was subject to stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c), for which approval by the stockholders of the Company was obtained on April 26, 2019.

15.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of June 30, 2019, the Company was not engaged with any material legal proceedings.

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

Locations

The Company’s corporate office is located in Burlington, Massachusetts.  The Company has three wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India, Bridgeline Digital Canada, Inc. located in Ontario, Canada, and Stantive Technologies Pty, Ltd. located in Australia.

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

Customer Information

For the three months ended June 30, 2019, two customers represented 14% and 11% of the Company’s total revenue. For the nine months ended June 30, 2019, two customers represented 16% and 12% of the Company’s total revenue. For the three months ended June 30, 2018, two customers each represented 12% and one customer represented 11% of the Company’s total revenue. For the nine months ended June 30, 2018, two customers represented 14% and 12% of the Company’s total revenue.

Results of Operations for the Three and Nine Months Ended June 30, 2019 compared to the Three and Nine Months Ended June 30, 2018

Total revenue for the three months ended June 30, 2019 was $2.7 million and $3.1 million for the three months ended June 30, 2018. We had net income of $7.3 million for the three months ended June 30, 2019 and a net loss of ($5.2) million for the three months ended June 30, 2018. Included in net income for the three months ended June 30, 2019 was a gain of $10.1 million as a result of the change in fair value of certain warrant liabilities, partially offset by restructuring and acquisition costs of $938 thousand.  Included in the net loss for the three months ended June 30, 2018 was a goodwill impairment charge of $4.6 million.  Basic net income/(loss) per share applicable to common shareholders was $3.62 for the three months ended June 30, 2019 and ($61.78) for the three months ended June 30, 2018. Total revenue from acquisitions was $968 thousand for the three months ended June 30, 2019.

Total revenue for the nine months ended June 30, 2019 was $7.3 million and $10.8 million for the nine months ended June 30, 2018. We had net loss of ($10.2) million for the nine months ended June 30, 2019 and ($6.3) million for the nine months ended June 30, 2018. Included in the net loss for the nine months ended June 30, 2019 was a goodwill impairment of $3.7 million and restructuring and acquisition costs of $1.2 million.  Included in the net loss for the nine months ended June 30, 2018 was a goodwill impairment of $4.6 million. Basic and diluted net loss per share applicable to common shareholders was ($12.38) for the nine months ended June 30, 2019 and ($77.00) for the nine months ended June 30, 2018. Total revenue from acquisitions was $1.3 million for the nine months ended June 30, 2019.

	Three Months	Three Months			Nine Months	Nine Months
(in thousands)	Ended	Ended			Ended	Ended
	June 30,	June 30,		%	June 30,	June 30,		%
Revenue	2019	2018	Change	Change	2019	2018	Change	Change
Digital enagement services	$1,118	$1,578	(460)	(29% )	$3,102	$5,559	(2,457)	(44% )
% of total net revenue	42%	51%			43%	52%
Subscription and perpetual licenses	1,322	1,262	60	5%	3,411	4,367	(956)	(22% )
% of total net revenue	49%	41%			47%	41%
Managed service hosting	253	243	10	4%	751	839	(88)	(10% )
% of total net revenue	9%	8%			10%	7%
Total net revenue	$2,693	$3,083	$(390)	(13% )	$7,264	$10,765	$(3,501)	(33% )

Cost of revenue
Digital engagement services	573	977	(404)	(41% )	2,007	3,666	(1,659)	(45% )
% of digital engagement services revenue	51%	62%			65%	66%
Subscription and perpetual licenses	834	510	324	64%	2,010	1,503	507	34%
% of subscription and perpetual revenue	63%	40%			59%	34%
Managed service hosting	84	47	37	79%	222	213	9	4%
% of managed service hosting revenue	33%	19%			30%	25%
Total cost of revenue	1,491	1,534	(43)	(3% )	4,239	5,382	(1,143)	(21% )
Gross profit	1,202	1,549	(347)	(22% )	3,025	5,383	(2,358)	(44% )
Gross profit margin	45%	50%			42%	50%

Operating expenses
Sales and marketing	1,268	892	376	42%	3,083	2,800	283	10%
% of total revenue	47%	29%			42%	26%
Support	201	99	102	103%	436	245	191	78%
% of total revenue	7%	3%			6%	2%
General and administrative	785	625	160	26%	2,216	2,156	60	3%
% of total revenue	29%	20%			31%	20%
Research and development	592	406	186	46%	1,499	1,221	278	23%
% of total revenue	22%	13%			21%	11%
Depreciation and amortization	257	93	164	176%	361	305	56	18%
% of total revenue	10%	3%			5%	3%
Goodwill impairment	-	4,615	(4,615)	100%	3,732	4,615	(883)	(19% )
% of total revenue	0%	150%			51%	43%
Restructuring and acquisition related expenses	938	6	932	15,533%	1,242	187	1,055	564%
% of total revenue	35%	0%			17%	2%
Total operating expenses	4,041	6,736	(2,695)	(40% )	12,569	11,529	1,040	9%

Loss from operations	(2,839)	(5,187)	2,348	(45% )	(9,544)	(6,146)	(3,398)	55%
Interest income (expense), net	7	(70)	77	(110% )	(305)	(199)	(106)	53%
Amortization of debt discount	-	(28)	28	(100% )	(231)	(82)	(149)	182%
Other income (expense), net	10,146	133	10,013	7,529%	(79)	166	(245)	(148% )
Income/(loss) before income taxes	7,314	(5,152)	12,466	(242% )	(10,159)	(6,261)	(3,898)	62%
Provision for income taxes	3	10	(7)	70%	7	11	(4)	(36% )

Net income/(loss)	$7,311	$(5,162)	$12,473	(242% )	$(10,166)	$(6,272)	$(3,894)	62%

Non-GAAP Measure:
Adjusted EBITDA	$(1,562)	$(332)	$(1,230)	370%	$(3,974)	$(611)	$(3,363)	550%

Revenue

Our revenue is derived from three sources: (i) digital engagement services (ii) subscription and perpetual licenses and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of implementation and retainer related services. In total, revenue from digital engagement services decreased $460 thousand, or 29%, to $1.1 million for the three months ended June 30, 2019 compared to $1.6 million for the three months ended June 30, 2018 and decreased $2.5 million, or 44%, to $3.1 million for the nine months ended June 30, 2019 compared to $5.6 million for the nine months ended June 30, 2018. The decrease for the three and nine months ended June 30, 2019 compared to the prior period is primarily due to a decrease in new service engagements. Digital engagement services revenue as a percentage of total revenue decreased to 42% from 51% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and decreased to 43% from 52% for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. The decrease as a percentage of total revenue is attributable to overall decreases in revenues generated from service engagements. Digital engagement services revenue from acquisitions was $384 thousand and $512 thousand for the three and nine months ended June 30, 2019.

Subscription and Perpetual Licenses

Revenue from subscription and perpetual licenses increased $60 thousand, or 5%, to $1.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and decreased $956 thousand, or 22%, to $3.4 million for the nine months ended June 30, 2019 compared to $4.4 million for the nine months ended June 30, 2018.  The increase for the three months ended June 30, 2019 compared to the prior period is primarily due to license revenues realized from our two recent acquisitions. The decrease for the nine months ended June 30, 2019 compared to the prior period is primarily due to a decline in SaaS license revenue due to the loss of a large customer that we previously disclosed. Subscription and perpetual license revenue as a percentage of total revenue increased to 49% from 41% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and increased to 47% from 41% for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. The increase as a percentage of total revenue is attributable to the overall decreases in digital engagement services revenue. Subscription and perpetual license revenue from acquisitions was $584 thousand and $751 thousand for the three and nine months ended June 30, 2019.

Managed Service Hosting

Revenue from managed service hosting increased $10 thousand, or 4%, to $253 thousand for the three months ended June 30, 2019 compared to $243 thousand for the three months ended June 30, 2018 and decreased $88 thousand, or 10%, to $751 thousand for the nine months ended June 30, 2019 compared to $839 thousand for the nine months ended June 30, 2018. The decrease for the nine months ended June 30, 2019 compared to the prior period is due to customer attrition offset by new hosting contracts entered into the current fiscal year. Managed services revenue as a percentage of total revenue increased to 9% for the three months ended June 30, 2019 compared to 8% for the three months ended June 30, 2018 and increased to 10% for the nine months ended June 30, 2019 compared to 7% for the nine months ended June 30, 2018. The increase as a percentage of revenue is attributable to the overall decreases in other revenue streams.

Costs of Revenue

Total cost of revenue decreased $43 thousand, or 3%, to $1.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and decreased $1.1 million, or 21%, to $4.2 million for the nine months ended June 30, 2019 compared to $5.4 million for the nine months ended June 30, 2018. The gross profit margin declined to 45% and 42% for the three and nine months ended June 30, 2019, respectively, compared to 50% for the three and nine months ended June 30, 2018. The decline in the gross profit margin for the three and nine months ended June 30, 2019 compared to the three and nine months ended June 30, 2018 is attributable to the decrease in digital engagement services revenue.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $404 thousand, or 41%, to $573 thousand for the three months ended June 30, 2019 compared to $977 thousand for the three months ended June 30, 2018 and decreased $1.7 million, or 45%, to $2.0 million for the nine months ended June 30, 2019 compared to $3.7 million for the nine months ended June 30, 2018. The decrease is primarily due to a decrease in headcount. The cost of digital engagement services as a percentage of digital engagement services revenue increased to 51% for the three months ended June 30, 2019 compared to 62% for the three months ended June 30, 2018 and decreased to 65% for the nine months ended June 30, 2019 compared to 66% for the nine months ended June 30, 2018.   The decreases as a percentage of revenues for the three and nine months ended June 30, 2019 as compared to the three and nine months ended June 30, 2018 is primarily due to under-utilization of billable consultants due to the decrease in engagements.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $324 thousand, or 64%, to $834 thousand for the three months ended June 30, 2019 compared to $510 thousand for the three months ended June 30, 2018 and increased $507 thousand, or 34%, to $2.0 million for the nine months ended June 30, 2019 compared to $1.5 million for the nine months ended June 30, 2018. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 63% for the three months ended June 30, 2019 compared to 40% for the three months ended June 30, 2018 and increased to 59% for the nine months ended June 30, 2019 compared to 34% for the nine months ended June 30, 2018. The increases are attributable to fixed costs to operate our cloud-based hosting model with Amazon Web Services and variable internal support costs.

Cost of Managed Service Hosting

Cost of managed service hosting increased $37 thousand, or 79%, to $84 thousand for the three months ended June 30, 2019 compared to $47 thousand for the three months ended June 30, 2018 and increased $9 thousand, or 4%, to $222 thousand for the nine months ended June 30, 2019 compared to $213 thousand for the nine months ended June 30, 2018. The cost of managed services as a percentage of managed services revenue increased to 33% for the three months ended June 30, 2019 compared to 19% for the three months ended June 30, 2018 and increased to 30% for the nine months ended June 30, 2019 compared to 25% for the nine months ended June 30, 2018. The increases are attributable to fixed costs to operate our cloud-based hosting model with Amazon Web Services and variable internal support costs.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $376 thousand, or 42%, to $1.3 million for the three months ended June 30, 2019 compared to $892 million for the three months ended June 30, 2018 and increased $283 thousand, or 10%, to $3.1 million for the nine months ended June 30, 2019 compared to $2.8 million for the nine months ended June 30, 2018.  Sales and marketing expenses represented 47% and 29% of total revenue for the three months ended June 30, 2019 and 2018, respectively, and 42% and 26% of total revenue for the nine months ended June 30, 2019 and 2018, respectively. The increases for the three and nine months ended June 30, 2019 compared to the three and nine months ended June 30, 2018 is attributable to the overall decrease in revenue and an increase in headcount from acquisitions.

Support

Support expenses increased $102 thousand, or 103%, to $201 thousand for the three months ended June 30, 2019 compared to $99 thousand for the three months ended June 30, 2018 and increased $191 thousand, or 78%, to $436 thousand for the nine months ended June 30, 2019 compared to $245 thousand for the nine months ended June 30, 2018.  Support expenses represented 7% and 3% of total revenue for the three months ended June 30, 2019 and 2018, respectively, and 6% and 2% of total revenue for the nine months ended June 30, 2019 and 2018, respectively. The increase in expenses for the three and nine months ended June 30, 2019 as compared to the three and nine months ended June 30, 2018 was due to increases in support headcount from acquisitions. The increases as a percentage of revenues for the three and nine months ended June 30, 2019 as compared to the three and nine months ended June 30, 2018 are attributable to the decreases in revenues.

General and Administrative Expenses

General and administrative expenses increased $160 thousand, or 26%, to $785 thousand for the three months ended June 30, 2019 compared to $625 thousand for the three months ended June 30, 2018 and increased $60 thousand, or 3%, to $2.2 million for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018.  General and administrative expenses represented 29% and 20% of total revenue for the three months ended June 30, 2019 and 2018, respectively, and 31% and 20% of total revenue for the nine months ended June 30, 2019 and 2018, respectively. The increase in expense was due to an increase in headcount from acquisitions.

Research and Development

Research and development expense increased $186 thousand, or 46%, to $592 thousand for the three months ended June 30, 2019 compared to $406 thousand for the three months ended June 30, 2018 and increased $278 thousand, or 23%, to $1.5 million for the nine months ended June 30, 2019 compared to $1.2 million for the nine months ended June 30, 2018.  Research and development expenses represented 22% and 13% of total revenue for the three months ended June 30, 2019 and 2018, respectively, and 21% and 11% of total revenue for the nine months ended June 30, 2019 and 2018, respectively. The increase in expenses for the three and nine months ended June 30, 2019 compared to the three and nine months ended June 30, 2018 is due to an increase in headcount from acquisitions. The increases as a percentage of revenues for the three and nine months ended June 30, 2019 as compared to the three and nine months ended June 30, 2018 are attributable to the decreases in revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $164 thousand, or 176%, to $257 thousand for the three months ended June 30, 2019 compared to $93 thousand for the three months ended June 30, 2018 and increased $56 thousand, or 18%, to $361 thousand for the nine months ended June 30, 2019 compared to $305 thousand for the nine months ended June 30, 2018.  The increase is primarily due to amortization of intangible assets resulting from the acquisitions. Amortization expense was $240 thousand and $306 thousand for the three and nine months ended June 30, 2019, respectively. Depreciation and amortization represented 10% and 3% of total revenue for the three months ended June 30, 2019 and 2018, respectively, and 5% and 3% of total revenue for the nine months ended June 30, 2019 and 2018, respectively.

Goodwill Impairment

The Company performed an interim impairment test for the three months ended December 31, 2018, which resulted in an impairment charge of $3.7 million. An impairment charge is recognized for the amount by which the carrying amount exceeds the Company’s fair value. There was no impairment at June 30, 2019.

Restructuring and Acquisition Related Expenses

In the quarter ended June 30, 2019, we committed to a restructuring plan to reorganize our international operations to maximize efficiencies and reduce operating costs. Restructuring expenses were $814 thousand for the three and nine months ended June 30, 2019, respectively, and represented 30% and 11% of total revenue for the three months and nine months ended June 30, 2019, respectively.

Acquisition related expenses related to the acquisition of Stantive Technologies Group Inc. consummated in March 2019 were $124 thousand and $428 thousand for the three and nine months ended June 30, 2019, and represented 5% and 6% of total revenue for the three months and nine months ended June 30, 2019, respectively.

Net Loss

Loss from operations

The loss from operations was ($2.8) million for three months ended June 30, 2019 compared to a loss of ($5.2) million for the three months ended June 30, 2018 and ($9.5) million for the nine months ended June 30, 2019 compared to a loss of ($6.1) million for the nine months ended June 30, 2018. Operating expenses decreased $2.7 million, or 40%, to $4.0 million for the three months ended June 30, 2019 compared to $6.7 million for the three months ended June 30, 2018. The increases for the three months ended June 30, 2019 is primarily attributable to restructuring and acquisition expenses and additional headcount from acquisitions. Operating expenses increased $1.0 million, or 9%, to $12.6 million for the nine months ended June 30, 2019 compared to $11.5 million for the nine months ended June 30, 2018. The increase is due to restructuring and acquisition related expenses of $1.2 million and a goodwill impairment charge of $3.7 million. We do not expect to incur any significant additional restructuring and acquisition related costs for the remainder of the fiscal year.

Other income (expense), net

In the three months ended June 30, 2019, we recorded income related to the change in fair value of derivative liabilities of $10.1 million. In the nine months ended June 30, 2019, we recorded expense of $11.3 million related to warrant expense as a result of the allocation of proceeds from the sale of Preferred Series C stock and associated warrants, which was almost entirely offset by the aggregate income recorded for the change in fair value of derivative liabilities.

Income Taxes

The provision for income tax expense was $3 thousand and $10 thousand for the three months ended June 30, 2019 and 2018, respectively, and $7 thousand and $11 thousand for the nine months ended June 30, 2019 and 2018, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset any potential taxable income.

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

Adjusted EBITDA, however, is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, loss on early extinguishment of debt, changes in fair value of warrant liabilities, amortization of intangibles, depreciation, restructuring and acquisition related expenses, goodwill impairment, other amortization and stock-based compensation, and therefore does not represent an accurate measure of profitability.  As a result, Adjusted EBITDA should be evaluated in conjunction with net income for a complete analysis of our profitability, as net income includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP.

The following table reconciles Net income/(loss) (which is the most directly comparable GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income/(loss)	$7,311	$(5,162)	$(10,166)	$(6,272)
Provision for income tax	3	10	7	11
Interest and other expense, net	(7)	70	316	200
Change in fair value of warrants/warrant expense	(10,146)	(133)	68	(156)
Amortization of debt discount	-	28	231	82
Amortization of intangible assets	240	71	306	214
Depreciation	16	20	50	85
Goodwill impairment	-	4,615	3,732	4,615
Restructuring and acquisition related charges	938	6	1,242	187
Other amortization	9	17	31	50
Stock based compensation	74	126	209	373
Adjusted EBITDA	$(1,562)	$(332)	$(3,974)	$(611)

Adjusted EBITDA decreased year over year and is primarily attributable to a decrease in revenues.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $3.3 million for the nine months ended June 30, 2019 compared to cash used in operating activities of $972 thousand for the nine months ended June 30, 2018. The increase in the use of cash compared to the prior period was primarily due to an increase in accounts receivable and a decrease in accounts payable.

Investing Activities

Cash used in investing activities was $5.7 million for the nine months ended June 30, 2019 compared to $30 thousand for the nine months ended June 30, 2018.  We primarily used cash to acquire the assets of Stantive and Seevolution. Expenditures for property and equipment during the current fiscal year will not be material.

Financing Activities

Cash provided by financing activities was $9.6 million for the nine months ended June 30, 2019 compared to $682 thousand for the nine months ended June 30, 2018.  Cash provided by financing activities for the nine months ended June 30, 2019 is attributable to the public offering in October 2018 and a private offering in March 2019. In October 2018, we sold an aggregate of (i) 28,480 Class A Units (the “Class A Units”) at a price of $25.00 per Class A Unit, consisting of (i) one share of the Company’s common stock and one five-year warrant to purchase one share of Company common stock at an exercise price of $25.00 and (ii) Preferred stock of 4,288 Class B Units, with each Class B Unit, convertible into 40 shares of the Company’s common stock at a conversion price of $25.00. The net proceeds to the Company after deducting the underwriter’s fees and expenses was approximately $5.0 million. The proceeds of the October public offering were used to paydown the Promissory Term Notes of $941 thousand. In a private offering in March 2019, the Company sold Preferred stock of 10,227.50 Class C Units, with each Class C Unit convertible into 1,136,390 shares of the Company’s common stock at a conversion price of $9.00, for net proceeds of $9.1 million. The proceeds of the March 2019 private offering were used to pay down the Heritage Bank of Commerce line of credit by $2.2 million leaving a zero balance at March 31, 2019, as well as, the loan due to Montage Capital in the amount of $922 thousand. The proceeds also funded the asset purchase of Stantive Technologies Group Inc for $5.2 million.

Capital Resources and Liquidity Outlook

In the second quarter of this current fiscal year, we concluded a private offering that raised a net $9.2 million in cash. We used these proceeds to pay down our Heritage Bank of Commerce line of credit to zero and pay our outstanding loan to Montage Capital II, L.P in full, so we had no debt at March 31, 2019 and June 30, 2019. Also, in the quarter ended March 31, 2019, we used cash to purchase the assets of Seevolution, Inc and Stantive Technologies Group Inc., which assets included technology and customers. We believe the future revenues and cash flows from these newly acquired customers combined with our existing accounts and cash balance of $1.3 million as of June 30, 2019 will be sufficient to meet the Company’s obligations for a minimum of twelve months from the financial statement issuance date.  Other sources of financing may not be available to us in a timely basis if at all, or on terms acceptable to us.

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

Commitments and Contingencies

As of June 30, 2019, we have no material commitments or contingencies.

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

Accounting for Stock-Based Compensation

At June 30, 2019, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options and are more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 28, 2018.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2019.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities in the three months ended June 30, 2019.

Item 6.	Exhibits.

Exhibit No.	Description of Document

1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to our Form 8-K filed on October 19, 2018)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2015)

3.3	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014)

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our current Report on Form 10-Q filed on February 17, 2015)

3.5	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 19, 2018)

3.6	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on December 14, 2018)

3.7	Certificate of Designations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 13, 2019)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated April 26, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 26, 2019)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 1, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 1, 2019)

4.1	Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K Filed on November 4, 2016)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 19, 2018)

4.3	Form of Warrants (incorporated by reference to Exhibits 4.1, 4.2 ,4.3, 4.4 and 4.5 to our Form 8-K filed on March 13, 2019)

4.4	Registration Rights Agreement, dated March 12, 2019, by and between Bridgeline Digital, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K Filed on March 13, 2019)

10.1*	Employment Agreement with Mark G. Downey dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on July 3, 2019)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

August 14, 2019	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

August 14, 2019	/s/ Mark Downey
Date	Mark Downey Chief Financial Officer (Principal Financial and Accounting Officer)