Form 10-K
period 2019-09-30
Bridgeline Digital, Inc.
filed 2019-12-27
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-139298

Bridgeline Digital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2263942
State or Other Jurisdiction of Incorporation	IRS Employer Identification No.

100 Summit Drive
Burlington, Massachusetts	01803
(Address of Principal Executive Offices)	(Zip Code)

(781) 376-5555
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	BLIN	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant in not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,598,601 based on the closing price of $8.00 of the issuer’s common stock, par value $0.001 per share, as reported by the NASDAQ Stock Market on March 31, 2019.

On December 10, 2019, there were 2,798,475 shares of the registrant’s common stock outstanding.

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

Locations

The Company’s corporate office is located in Burlington, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, MA; Chicago, IL; New York, NY; and Ontario, Canada.  The Company has three wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India, Bridgeline Digital Canada Inc. located in Ontario, Canada, and Stantive Technologies Pty Ltd. located in Australia.

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

The Bridgeline Unbound suite of products includes:

●

Bridgeline Unbound Experience Manager is a marketing automation engine and content management system in one – delivering the digital experiences consumers demand. Centered on robust audience segmentation and list management, the tool allows marketers to easily create personalized customer journeys. Each Bridgeline Unbound implementation incorporates a set of flexible templates and modules to get you started quickly in building your full digital experience with Bridgeline Unbound Pro. From there, you can opt to further customize these templates and incorporate any necessary custom application integrations with Bridgeline Unbound Enterprise to meet an organization’s unique business need.

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

In addition, Bridgeline also provides an alternative Digital Experience Platform that is 100% native on Salesforce called OrchestraCMS. This software is available as a SaaS license and is reported as subscription licenses in the accompanying consolidated financial statements.

●

OrchestraCMS by Bridgeline is the only content and digital experience platform built 100% native on Salesforce. OrchestraCMS helps Salesforce customers create compelling digital experiences for their customers, partners, and employees; uniquely combining content with business data, processes and applications across any channel or device including Salesforce Communities, social media, portals, intranets, websites, applications and services.

OrchestraCMS also has a rich set of APIs to enable development of custom solutions, third-party integrations and deliver digital transformation initiatives on the Salesforce platform helping customers drive deeper engagement and collaboration, increase efficiency and minimize risk.

Finally, Bridgeline supports an enterprise site search solution with its Celebros Search product. This software is available as a SaaS license and is reported as subscription licenses in the accompanying consolidated financial statements.

●

Celebros Search by Bridgeline is a commerce oriented, site search product that provides for Natural Language Processing and with artificial intelligence to present very relevant search results based on long-tail keyword searches. Celebros Search understands which word in the search query is a product, an attribute or an expression that is related to a price or product. With the use of natural language and intent algorithms, Celebros Search ensures that the customers receive the best results every time no matter the length or complexity of the search query. Celebros Search is a leading semantic search and conversion technology that is available in seven languages. Celebros Search has plug-ins into the Bridgeline Unbound Commerce offering in addition to many other third-party Commerce platforms such as Magento, Shopify, Hybris and more.

Celebros Search customers include many e-commerce retailers and merchants in eleven countries, including the United States, Europe and Asia. A number of these are among Internet Retailer’s Top 100/500 companies and represent a broad range of industry segments, revenue and catalog sizes.

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

Acquisitions

On February 13, 2019, the Company entered into an Asset Purchase Agreement with Seevolution Inc., a Delaware corporation, Celebros, Inc., a Delaware corporation, and Elisha Gilboa, an individual and shareholder of Seevolution, (the “Seevolution Asset Purchase Agreement”). The Seevolution Asset Purchase Agreement sets forth the terms and conditions pursuant to which the Company acquired certain assets in exchange for consideration paid consisting of (1) $418 in cash at the time of purchase, (ii) the payment of $100 of additional cash to be paid out $10 per month for ten months starting April 30, 2019 and (iii) 40,000 shares of Bridgeline Digital common stock. Costs to complete the transaction were approximately $18 thousand.

On March 13, 2019, the Company entered into an Asset Purchase Agreement with Stantive Technologies Group Inc. (“Stantive”), a corporation organized under the laws of Ontario, Canada to purchase substantially all of the assets of Stantive and assume certain liabilities. The Company also acquired all of the outstanding stock of Stantive Technologies Group, Pty, a company incorporated in Australia, which was a subsidiary of Stantive. The total purchase price, including cure costs, for Stantive and its Australian subsidiary was approximately $5.2 million in cash.

There were no acquisitions during the fiscal year ended September 30, 2018.

Research and Development

We have research and development activities focusing on creating new products and innovations, product enhancements, and funding future market opportunities. Research and development expenses were approximately $2.2 million or 22% of revenues and $1.6 million or 12% of revenues during fiscal 2019 and 2018, respectively.

Employees

We had 72 employees worldwide as of September 30, 2019. All of these employees were full time employees.

Customers

We primarily serve the following vertical markets that we believe have a history of investing in information technology enhancements and initiatives:

●	Franchises/Multi-unit Organizations
●	Health Services and Life Sciences
●	Technology (software and hardware)
●	Credit Unions and Regional Banks
●	Associations and Foundations

For the year ended September 30, 2019, two customers each generated approximately 11 - 15% of our revenue. For the year ended September 30, 2018, three customers each generated approximately 10% - 14% of our revenue.

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

We may require additional funding to further expand our operations. We depend on financing sources, either debt or equity, or a combination thereof, which may not be available to us in a timely basis if at all, or on terms acceptable to us. Further, our ability to obtain financing may be limited by rules of the Nasdaq Capital Market. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our operations, and this would have a material adverse effect on our business.

Our operating lease commitments may adversely affect our financial condition and cash flows from operations.

We have contractual commitments in operating lease arrangements, which are not reflected on our consolidated balance sheets. Our ability to meet our expenses and contractual commitments will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Further, our operations may not generate sufficient cash to enable us to service our working capital needs or contractual obligations resulting from our leases. If we are at any time unable to generate sufficient cash flows from operations, we may be required to obtain additional sources of financing. There can be no assurance that we would be able to successfully renegotiate such terms, that additional financing could be obtained on terms that are favorable or acceptable to us.

We have incurred significant net losses since inception and expect to continue to incur operating losses for the foreseeable future. We may never achieve or sustain profitability, which would depress the market price of our common stock and could cause you to lose all or a part of your investment.

We have incurred net losses in each fiscal year since our inception in 2000, including net losses of $9.5 million (inclusive of goodwill impairment charge of $3.7 million) and $7.2 million for the fiscal years ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $71.5 million. We do not know whether or when we will become profitable. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

During fiscal year 2019, two of our customers in aggregate accounted for approximately 26% of total sales. Our customers have no obligation to renew their subscription licenses, and some customers have elected not to do so, including a number of our large customers in the recent two fiscal years. Our license renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market, or constraints or changes in budget priorities faced by our customers. A decline in license renewal rates could cause our revenue to decline which would have a material adverse effect on our operations.

We face intense and growing competition, which could result in price reductions, reduced operating margins and loss of market share.

We operate in a highly competitive marketplace and generally encounter intense competition to create and maintain demand for our services and to obtain service contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The market for our Bridgeline Unbound platform (Content Manager, Insights, Commerce, Marketer, Social) and web development services are competitive and rapidly changing. Barriers to entry in such markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which may result in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

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

The average shares traded per day in fiscal 2019 was approximately 264,000 shares per day compared to approximately 406,000 shares for fiscal 2018, 26,000 for fiscal 2017 and 38,000 for fiscal 2016. Our average trading volume of our common stock can be very sporadic and may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. A low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve either now or in the future.

The market price of our common stock is volatile which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this annual report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. During fiscal 2019, the closing price of our common stock as reported by NASDAQ fluctuated between $1.76 and $59. We are required to meet certain financial criteria in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. If we fail this requirement then NASDAQ will issue a notice that we are not in compliance and we will need to take corrective actions in order to not be delisted. Such corrective actions could be a reverse stock split.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer, and we could face product liability exposure.

We develop and sell complex web engagement software which may contain undetected errors or bugs. Such errors can be detected at any point in a product’s life cycle but are frequently found after introduction of new software or enhancements to existing software. We continually introduce new products and new versions of our products. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects. If we detect any errors before we ship a product, we might have to delay product shipment for an extended period of time while we address the problem. We might not discover software errors that affect our new or current products or enhancements until after they are deployed, and we may need to provide enhancements to correct such errors. Therefore, it is possible that, despite our testing, errors may occur in our software. These errors could result in the following:

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

We will need to continue to enhance our products in order to maintain our competitive position. We may not be successful in developing and marketing enhancements to our products on a timely basis, and any enhancements we develop may not adequately address the changing needs of the marketplace. Overlaying the risks associated with our existing products and enhancements are ongoing technological developments and rapid changes in customer requirements. Our future success will depend upon our ability to develop and introduce in a timely manner new product that take advantage of technological advances and respond to new customer requirements. The development of new products is increasingly complex and uncertain, which increases the risk of delays. We may not be successful in developing new products and incorporating new technology on a timely basis, and any new products may not adequately address the changing needs of the marketplace. Failure to develop new products and product enhancements that meet market needs in a timely manner could have a material adverse effect on our business, financial condition and operating results.

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

Security breaches could expose us to a risk of loss of our customers’ information, litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our services. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

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

Our Certificate of Incorporation authorizes the issuance of up to 1.0 million shares of preferred stock, par value $0.001 per share, without shareholder approval and on terms established by our board of directors, of which 264,000 shares have been designated as Series A Preferred, 5,000 shares have been designated as Series B Preferred and 11,000 shares have been designated as Series C Preferred. We may issue additional shares of preferred stock in order to consummate a financing or other transaction, in lieu of the issuance of common stock. The rights and preferences of any such class or series of preferred stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of our common stock.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2.   Properties.

The following table lists our offices, all of which are leased:

Geographic Location	Address	Size
Boston, Massachusetts	100 Summit Drive	6,360 square feet,
	Burlington, Massachusetts 01803	professional office space
Chicago, Illinois	318 W Adams Street	875 square feet,
	Chicago, IL 60606	professional office space
Woodbury, New York	150 Woodbury Road	1,605 square feet,
	Woodbury, NY 11797	professional office space
Kingston, Ontario	61 Hyperion Court	9,654 square feet,
	Kingston, ON, K7K 7K7	professional office space
Sydney, Australia	L20 201 Sussex St.	PO Box
Sydney, NSW 2000
Karnataka, India	No. 14 15th Cross	PO Box
NR Vidyappeta Circle
Ashok Nagar, BLR South
Karnataka 560050

Item 3.  Legal Proceedings.

From time to time, we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Common Equity Related Stockholder Matters and Issuer Purchase of Equity Securities.

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Capital Market under the symbol BLIN.

Year Ended September 30, 2019	High	Low

Fourth Quarter	$3.11	$1.76
Third Quarter	$16.00	$2.25
Second Quarter	$15.50	$7.70
First Quarter	$59.00	$11.00

Year Ended September 30, 2018	High	Low

Fourth Quarter	$3.75	$0.79
Third Quarter	$3.50	$1.03
Second Quarter	$2.89	$1.81
First Quarter	$4.45	$2.11

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our common shareholders in the near future. During fiscal 2018, we did issue stock dividends to holders of our Series A preferred stock. As of December 10, 2019, our common stock was held of record by approximately 2,440 shareholders. Most of the Company’s shares of common stock are held in street name through one or more nominees.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following summarizes all sales of our unregistered securities during the year ended September 30, 2019 for which more information is disclosed on our Form 8-Ks. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

(1)

On February 13, 2019, the Company entered into an Asset Purchase Agreement with Seevolution, Inc., a Delaware corporation, and Elisha Gilboa, an individual and shareholder of Seevolution (the “Asset Purchase”). The Company issued 40,000 shares of Bridgeline Digital common stock as partial consideration for the Asset Purchase.

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

The reverse stock split reduced the number of shares of the Company’s Common Stock authorized from 2.5 billion shares to 50 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, and stock options, and to the number of shares issued and issuable under the Company’s Stock Incentive Plans. The Company did not issue any fractional shares in connection with the reverse stock split. Instead, any stockholder who would otherwise be entitled to receive a fractional share of Common Stock as a result of the reverse stock split is entitled to receive a cash payment in lieu thereof based on the average of the closing sales prices of a share of the Company’s Common Stock on the Nasdaq Capital Market during regular trading hours for the five consecutive trading days immediately preceding the Effective Date. The reverse stock split does not modify the rights or preferences of the Common Stock. The number of authorized shares of the Company’s Common Stock is 50 million shares and the par value remain $0.001.

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

Customer Information

We currently have over 210 active customers. For the year ended September 30, 2019, two customers each represented approximately 11% - 15% of the Company’s total revenue. For the year ended September 30, 2018, three customers each represented approximately 10% - 14% of the Company’s total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2019 (“fiscal 2019”) decreased to $10.0 million from $13.6 million for the fiscal year ended September 30, 2018 (“fiscal 2018”). Loss from operations for fiscal 2019 was ($11.1) million, which included a goodwill impairment charge of $3.7 million, compared with loss from operations of ($7.0) million, which included a goodwill impairment charge of $4.9 million, for fiscal 2018. We had a net loss for fiscal 2019 of ($9.5) million, including a goodwill impairment charge of $3.7 million, compared with a net loss of ($7.2) million, including a goodwill impairment charge of $4.9 million, for fiscal 2018. Basic net loss per share calculation attributable to common shareholders for fiscal 2019 was ($8.16) compared with the equivalent basic net loss per share attributable to common shareholders of ($89.05) for fiscal 2018.

(in thousands)	Years Ended September 30,
			$	%
Revenue	2019	2018	Change	Change
Digital engagement services	$4,117	$6,914	(2,797)	(40%)
% of total net revenue	41%	51%
Subscription and perpetual licenses	4,837	5,609	(772)	(14%)
% of total net revenue	49%	41%
Managed service hosting	998	1,045	(47)	(4%)
% of total net revenue	10%	8%
Total net revenue	$9,952	$13,568	$(3,616)	(27%)

Cost of revenue
Digital engagement services	2,591	4,473	(1,882)	(42%)
% of digital engagement services revenue	63%	65%
Subscription and perpetual licenses	2,486	2,011	475	24%
% of subscription and perpetual revenue	51%	36%
Managed service hosting	283	264	19	7%
% of managed service hosting revenue	28%	25%
Total cost of revenue	5,360	6,748	(1,388)	(21%)
Gross profit	4,592	6,820	(2,228)	(33%)
Gross profit margin	46%	50%

Operating expenses
Sales and marketing	4,824	3,951	873	22%
% of total revenue	48%	29%
General and administrative	3,022	2,852	170	6%
% of total revenue	30%	21%
Research and development	2,185	1,604	581	36%
% of total revenue	22%	12%
Depreciation and amortization	620	356	264	74%
% of total revenue	6%	3%
Goodwill impairment	3,732	4,859	(1,127)	(23%)
% of total revenue	38%	36%
Restructuring and acquisition related expenses	1,277	187	1,090	583%
% of total revenue	13%	1%
Total operating expenses	15,660	13,809	1,851	13%

Loss from operations	(11,068)	(6,989)	(4,079)	58%
Interest expense, net	(304)	(265)	(39)	15%
Amortization of debt discount	(231)	(129)	(102)	79%
Other income, net	2,133	161	1,972	1,225%
Loss before income taxes	(9,470)	(7,222)	(2,248)	31%
Provision for (benefit from) income taxes	4	(3)	7	(233%)

Net income/(loss)	$(9,474)	$(7,219)	$(2,255)	31%

Non-GAAP Measure:
Adjusted EBITDA	$(5,160)	$(1,059)	$(4,101)	387%

Revenue

Total revenue for the fiscal year ended September 30, 2019 decreased $3.6 million, or 27%, to $10.0 million from $13.6 million in fiscal 2018. Our revenue is derived from three sources: (i) digital engagement services; (ii) subscription and perpetual licenses; and (iii) managed service hosting.

Digital Engagement Services

Digital engagement services revenue is comprised of Bridgeline Unbound implementation and retainer related services. Total revenue from digital engagement services decreased $2.8 million, or 40%, to $4.1 million in fiscal 2019 from $6.9 million in fiscal 2018. Digital engagement services revenue as a percentage of total revenue decreased to 41% in fiscal 2019 from 51% in fiscal 2018. The decreases compared to the prior period is primarily due to a decrease in new service engagements. Digital engagement services revenues from acquisitions was $747 thousand for fiscal 2019.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses decreased $0.8 million, or 14%, to $4.8 million in fiscal 2019 from $5.6 million in fiscal 2018. The decrease compared to the prior period is primarily due to a decline in SaaS license revenue due to the loss of a large customer that we previously disclosed. Subscription and perpetual license revenue as a percentage of total revenue increased to 49% in fiscal 2019 from 41% in fiscal 2018. The increase as a percentage of total revenue is attributable to the overall decreases in digital engagement services revenue. Subscription and perpetual license revenue from acquisitions was $657 thousand for fiscal 2019.

Managed Service Hosting

Revenue from managed service hosting remained constant at $1.0 million for both fiscal 2019 and fiscal 2018. We were able to maintain renewals for hosting service contracts sold in previous periods.

Managed services revenue as a percentage of total revenue increased to 10% in fiscal 2019 from 8% in fiscal 2018. The increases as a percentage of revenue is attributable to the overall decreases in other revenue streams, primarily digital engagement services.

Cost of Revenue

Total cost of revenue for fiscal 2019 decreased $1.4 million, or 21%, to $5.4 million from $6.7 million in fiscal 2018. The gross profit margin decreased to 46% for the fiscal 2019 compared to 50% for fiscal 2018. The decline in the gross profit margin for fiscal 2019 compared to fiscal 2018 is attributable to the decrease in digital engagement services revenue.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $1.9 million, or 42%, to $2.6 million in fiscal 2019 from $4.5 million in fiscal 2018. The cost of total digital engagement services as a percentage of total digital engagement services revenue decreased to 63% in fiscal 2019 from 65% in fiscal 2018. The decrease in cost of digital engagement services in fiscal 2019 compared to fiscal 2018 is primarily due to a decrease in headcount.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $475 thousand, or 24%, to $2.5 million in fiscal 2019 compared to $2.0 million in fiscal 2018. Costs to support SaaS licenses are primarily fixed costs.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 51% in fiscal 2019 from 36% in fiscal 2018. The increase is due to fixed costs to operate our cloud-based hosting model with Amazon Web Services without a commensurate increase in license revenue.

Cost of Managed Service Hosting

Cost of managed service hosting increased $19 thousand, or 7%, in fiscal 2019 to $283 thousand compared to $264 thousand in fiscal 2018. The cost of managed services as a percentage of managed services revenue increased to 28% in fiscal 2019 from 25% in fiscal 2018. These increases are attributable to fixed costs to operate our cloud-based hosting model with Amazon Web Services and variable internal support costs.

Gross Profit

Gross profit decreased $2.2 million, or 33%, in fiscal 2019 to $4.6 million compared to $6.8 million in fiscal 2018. The decrease in fiscal 2019 is primarily attributable to the decrease in revenues, as, overall costs decreased by 21%.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $873 thousand, or 22%, to $4.7 million in fiscal 2019 from $4.0 million in fiscal 2018. The decrease is primarily attributable to decreases in headcount and facility costs and travel related expenditures, partially offset by increases in marketing expenses. Sales and marketing expense as a percentage of total revenue increased to 48% in fiscal 2019 compared to 29% in fiscal 2018. The increases compared to the prior period are primarily attributable to the overall decrease in revenue and an increase in headcount from acquisitions.

General and Administrative Expenses

General and administrative expenses increased $170 thousand, or 6%, to $3.0 million in fiscal 2019 from $2.9 million in fiscal 2018. The decrease is attributable to decreases in headcount and overall administration expenses. General and administrative expense as a percentage of revenue increased to 30% in fiscal 2019 compared to 21% in fiscal 2018. The increases compared to the prior period are primarily attributable to an increase in headcount from recent acquisitions.

Research and Development

Research and development expense increased $581 thousand, or 36%, to $2.2 million in fiscal 2019 from $1.6 million in fiscal 2018. The increases compared to the prior period are primarily attributable to an increase in headcount from acquisitions. Research and development expense as a percentage of total revenue increased to 22% in fiscal 2019 compared to 12% for fiscal 2018. The increase as a percentage of total revenues in fiscal 2019 is a function of the decrease in total revenues in fiscal 2019.

Depreciation and Amortization

Depreciation and amortization expense increased by $264 thousand, or 74%, to $620 thousand in fiscal 2019 from $356 thousand in fiscal 2018. Depreciation and amortization as a percentage of total revenue increased to 6% in fiscal 2019 from 3% in fiscal 2018. The increase is primarily due to amortization of intangible assets resulting from acquisitions.

Goodwill Impairment

The carrying value of goodwill is not amortized, but it typically tested for impairment annually as of September 30, as well as, on an interim basis whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may not be recoverable. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Goodwill is assessed at the consolidated level as one reporting unit. During fiscal 2019 and 2018, the Company performed impairment tests and recognized an aggregated impairment charge, for all test dates during the respective periods, of $3.7 million and $4.9 million, respectively.

Restructuring and Acquisition Related Expenses

Commencing in fiscal 2015 and through fiscal 2018, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease space is currently contractually occupied by a new sub-tenant for the remaining life of the lease. In the second quarter of fiscal 2017, the Company initiated a plan to shut down its operations in India, which is expected to be completed in early fiscal 2020.

In total, restructuring expenses were $625 thousand and $187 thousand in fiscal 2019 and fiscal 2018, respectively. These charges consist of the total lease expenses less sub-lease rental income, other miscellaneous lease termination costs, loss on disposal of fixed assets.

Acquisition related expenses related to the acquisition of Stantive Technologies Group Inc. consummated in March 2019 were $428 thousand.

Loss from Operations

The loss from operations was ($11.1) million for fiscal 2019 compared to a loss from operations of ($7.0) million for fiscal 2018, a decrease of ($4.0) million or 58% for fiscal 2019. The loss from operations included a goodwill impairment charge of $3.7 million and $4.9 million in fiscal 2019 and 2018, respectively.

Other income (expense), net

During the year ended September 30, 2019, we recognized an expense of $11.3 million related to the allocation of proceeds from the sale of Preferred Series C stock and Series C Preferred warrants. The expense was entirely offset by the aggregate other income recognized related to the change in fair value of the associated warrant liabilities of $13.4 million during fiscal 2019. During fiscal 2018, there were no similar expense charges recognized upon issuance of warrants and the aggregate other income recognized related to the change in fair value of warrant liabilities was $160 thousand.

Provision for Income Taxes

We recorded an income tax expense of $4 thousand for fiscal 2019 compared to an income tax benefit of ($3) thousand for fiscal 2018. The Company has net operating loss carryforwards and other deferred tax benefits, subject to the limitations discussed below, that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company established a valuation allowance against its net deferred tax assets, excluding the portion attributable to the alternative minimum tax of $22 thousand at September 30, 2019 and 2018.

The Federal net operating loss (NOL) carryforward of approximately $34 million as of September 30, 2019 expires on various dates through 2039. Internal Revenue Code Section 382 places certain limitations on the amount of taxable income that can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation on utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards. The Company also has approximately $30 million in state NOLs which expire on various dates through 2038.

Adjusted EBITDA

We also measure our performance based on a non-U.S. GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, impairment of goodwill and intangible assets, non-cash warrant related expenses, change in fair value of derivative instruments, and restructuring and acquisition related charges (“Adjusted EBITDA”).

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

The following table reconciles net loss (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA:

	Years Ended September 30,
	2019	2018
Net loss	$(9,474)	$(7,219)
Provision for income tax	4	(3)
Interest expense, net	304	244
Change in fair value of warrants/warrant expense	(2,132)	(161)
Amortization of debt discount	231	129
Amortization of intangible assets	544	242
Depreciation	66	105
Goodwill impairment	3,732	4,859
Restructuring and acquisition related charges	1,277	187
Other amortization	39	66
Stock based compensation	249	492
Adjusted EBITDA	$(5,160)	$(1,059)

Adjusted EBITDA was ($5.2) million for fiscal 2019 compared with ($1.1) million for fiscal 2018. This was primarily due to the decline in revenues.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $4.2 million for fiscal 2019 compared to cash used in operating activities of $1.1 million for fiscal 2018.  This increase in use of cash was driven by decreases with our accounts receivables collections, fair market value of our warrant liabilities, goodwill impairment charge and increases with our accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities was $5.7 million for fiscal 2019 compared with $50 thousand for fiscal 2018. We primarily used cash to acquire the assets of Stantive and Seevolution.

Financing Activities

Cash provided by financing activities was $9.5 million for fiscal 2019 compared with $1.1 million for fiscal 2018. In fiscal 2019, cash provided by financing activities was attributable to the public offering in October 2018 and private offering in March 2019. In October 2018, we sold an aggregate of 28,480 Class A Units (the “Class A Units”) at a price of $25.00 per Class A Unit, consisting of (i) one share of the Company’s common stock and one five-year warrant to purchase one share of the Company’s common stock at an exercise price of $25.00 and (ii) Preferred stock of 4,288 Class B Units, with each Class B Unit, convertible into 40 shares of the Company’s common stock at a conversion price of $25.00. The net proceeds to the Company after deducting the underwriter’s fees and expenses was approximately $5.0 million. The proceeds of the October public offering were used to paydown the Promissory Term Notes of $941 thousand. In a private offering in March 2019, the Company sold Preferred stock of 10,227.50 Class C Units, with each Class C Unit convertible into 1,136,390 shares of the Company’s common stock at a conversion price of $9.00, for net proceeds of $9.1 million. The proceeds of the March 2019 private offering were used to pay down the Heritage Bank of Commerce line of credit by $2.2 million leaving a zero balance at March 31, 2019, as well as, the loan due to Montage Capital in the amount of $922 thousand. The proceeds also funded the asset purchase of Stantive Technologies Group Inc. for $5.2 million.

In fiscal 2018, we raised funds from a term note with Montage Capital II, L.P. and the promissory term notes, issued in September 2018. We made net payments on our bank line of credit of $419 thousand.

Capital Resources, Liquidity Outlook and Going Concern

In the second quarter of fiscal 2019, the Company concluded a private offering that raised net cash proceeds of $9.2 million. Proceeds were used to pay-off in full the outstanding amounts on our Heritage Bank of Commerce line of credit and Montage Capital II, L.P. loan. At September 30, 2019, the Company had no debt. Further, in the second quarter of fiscal 2019, the Company used cash to purchase the assets of Seevolution, Inc. and Stantive Technologies Group Inc., which assets included technology and customers. While the Company believes the future revenues and cash flows from these newly acquired customers will supplement its working capital and the Company believes it has an appropriate cost structure to support future revenue growth, based upon its current working capital and projected cash flows in the next twelve months, the Company will need additional sources of financing in place in order to ensure its operations are adequately funded. No definitive agreements for additional financing are in place as of the date of this annual report and there can be no assurances that that additional sources of financing could be obtained on terms that are favorable or acceptable to us and that revenue growth and improvement in cash flows can be achieved. Accordingly, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance of this annual report.

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

Contractual Obligations

We lease our facilities in the United States. We currently have no future commitments that extend past fiscal 2021.

The following summarizes our future contractual obligations:

(in thousands)	As of September 30, 2019

Payment obligations by year	FY20	FY21	Total
Operating Leases (a)	$79	$12	$91

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

Revenue Recognition

Overview

The Company derives its revenue from three sources: (i) Software Licenses, which are comprised of subscription fees (“SaaS”), perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses, (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering and (iii) hosting perpetual licenses. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”, do not take possession of the software.

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

The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

●	Identify the customer contract;
●	Identify performance obligations that are distinct;
●	Determine the transaction price;
●	Allocate the transaction price to the distinct performance obligations; and
●	Recognize revenue as the performance obligations are satisfied.

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

Allocate the transaction price to distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. The Company determines the SSP of its goods and services based upon the historical average sales prices for each types of software license and professional services sold.

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

Accounting for Stock-Based Compensation

At September 30, 2019, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options. The two plans are more fully described in Note 13 of these consolidated financial statements.

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

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Bridgeline Digital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgeline Digital, Inc., and subsidiaries (the “Company”) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and may need to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, MA
December 27, 2019

BRIDGELINE DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of September 30,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$296	$644
Accounts receivable, net	979	1,721
Prepaid expenses	351	452
Other current assets	49	21
Total current assets	1,675	2,838
Property and equipment, net	299	80
Intangible assets, net	3,509	20
Goodwill	5,557	7,782
Other assets	115	280
Total assets	$11,155	$11,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,740	$1,577
Accrued liabilities	835	580
Debt, current	-	1,017
Deferred revenue	1,262	594
Total current liabilities	3,837	3,768

Debt, net of current portion	-	2,574
Warrant liabilities	3,514	180
Other long-term liabilities	8	54
Total liabilities	7,359	6,576

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock:
11,000 shares authorized; 441 shares issued and outstanding at September 30, 2019	-	-
Series A Convertible Preferred stock:
264,000 shares and 262,310 shares at September 30, 2019 and 264,000 shares and 262,364 shares at September 30, 2018, issued and outstanding (liquidation preference $2,623 at September 30, 2019)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized;
2,798,475 shares at September 30, 2019 and 84,005 shares at September 30, 2018, issued and outstanding	3	-
Additional paid-in capital	75,620	66,553
Accumulated deficit	(71,489)	(61,778)
Accumulated other comprehensive loss	(338)	(351)
Total stockholders’ equity	3,796	4,424
Total liabilities and stockholders’ equity	$11,155	$11,000

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended September 30,
	2019	2018
Net revenue:
Digital engagement services	$4,117	$6,914
Subscription and perpetual licenses	4,837	5,609
Managed service hosting	998	1,045
Total net revenue	9,952	13,568
Cost of revenue:
Digital engagement services	2,591	4,473
Subscription and perpetual licenses	2,486	2,011
Managed service hosting	283	264
Total cost of revenue	5,360	6,748
Gross profit	4,592	6,820
Operating expenses:
Sales and marketing	4,824	3,951
General and administrative	3,246	2,852
Research and development	2,185	1,604
Depreciation and amortization	620	356
Goodwill impairment	3,732	4,859
Restructuring and acquisition related expenses	1,053	187
Total operating expenses	15,660	13,809
Loss from operations	(11,068)	(6,989)
Interest expense, net	(304)	(265)
Amortization of debt discount	(231)	(129)
Other income, net	2,133	161
Loss before income taxes	(9,470)	(7,222)
Provision for (benefit from) income taxes	4	(3)
Net loss	(9,474)	(7,219)
Dividends on convertible preferred stock	(315)	(310)
Net loss applicable to common shareholders	$(9,789)	$(7,529)
Net loss per share attributable to common shareholders:
Basic net loss per share	$(8.16)	$(89.05)
Diluted net loss per share	$(8.16)	$(89.05)
Number of weighted average shares outstanding:
Basic	1,199,322	84,549
Diluted	1,199,322	84,549

  The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended September 30,
	2019	2018
Net loss	$(9,474)	$(7,219)
Other comprehensive loss:
Net change in foreign currency translation adjustment	13	(1)
Comprehensive loss	$(9,461)	$(7,220)

 The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2017	244	$-	84	$-	$65,873	$(54,249)	$(350)	$11,274
Issuance of common stock								-
Stock-based compensation expense					491			491
Issuance of common stock - restricted shares			1		1			1
Stock-dividends issued	18				188	(310)		(122)
Net loss						(7,219)		(7,219)
Foreign currency translation							(1)	(1)
Balance at September 30, 2018	262	-	85	-	66,553	(61,778)	(351)	4,424
Issuance of common and preferred stock, net of issuance costs	15		1,415	3	8,338			8,341
Stock-based compensation expense					249			249
Preferred B stock conversion to common	(4)		171					-
Series C Convertible Preferred stock and conversion to common	(10)		1,087					-
Common stock issued in connection with acquisition of business			40		480			480
Dividends on Series A convertible preferred stock						(315)		(315)
Net loss						(9,474)		(9,474)
Cumulative effect of the adoption of ASC 606						78		78
Foreign currency translation							13	13
Balance at September 30, 2019	263	$-	2,798	$3	$75,620	$(71,489)	(338)	$3,796

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,474)	$(7,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	9	60
Amortization of intangible assets	544	242
Depreciation	66	105
Other amortization	39	66
Goodwill impairment	3,732	4,859
Amortization of debt discount	231	129
Warrant liability expense	11,272	-
Change in fair value of warrant liabilities	(13,404)	(160)
Stock-based compensation	249	491
Changes in operating assets and liabilities
Accounts receivable and unbilled receivables	1,306	1,305
Prepaid expenses	127	(74)
Other current assets and other assets	116	3
Accounts payable and accrued liabilities	448	(41)
Deferred revenue	478	(872)
Other liabilities	58	(8)
Total adjustments	5,271	6,105
Net cash used in operating activities	(4,203)	(1,114)
Cash flows from investing activities:
Software development capitalization costs	(11)	(15)
Purchase of property and equipment	(20)	(35)
Acquisition of businesses	(5,668)	-
Net cash used in investing activities	(5,699)	(50)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,757	-
Proceeds from issuance of preferred stock, net of issuance costs	9,049	-
Proceeds from term notes from Montage Capital, net of issuance costs	-	953
Proceeds from promissory term notes	-	800
Borrowing on bank line of credit	75	920
Payments on bank line of credit	(2,156)	(1,339)
Payments on term notes from Montage Capital	(922)	(78)
Payments on promissory term notes	(941)	-
Cash dividends paid on Series A convertible preferred stock	(315)	(195)
Net cash provided by financing activities	9,547	1,061
Effect of exchange rate changes on cash and cash equivalents	7	(1)
Net decrease in cash and cash equivalents	(348)	(104)
Cash and cash equivalents at beginning of year	644	748
Cash and cash equivalents at end of year	$296	$644
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$88	$250
Income taxes	$3	$14
Non cash investing and financing activities:
Consideration paid in common stock in connection with acquisition of business	$480	$-
Dividends on convertible preferred stock	$-	$115

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, The Digital Engagement Company™ (the “Company” or “Bridgeline”), helps customers with their digital experience from websites and intranets to online stores and campaigns and integrates Web Content Management, eCommerce, Marketing Automation, Site Search, Authenticated Portals, Social Media Management, Translation and Web Analytics to help organizations deliver digital experiences. The Bridgeline Unbound platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the software resides on a dedicated server in either the customer’s facility or hosted by Bridgeline via a cloud-based hosted services model.

The Company was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Burlington, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, Massachusetts; Chicago, Illinois; New York, New York; and Ontario, Canada. The Company has three wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India, Bridgeline Digital Canada, Inc. located in Ontario, Canada, and Stantive Technologies Pty. Ltd. located in Australia.

Increase in Authorized Shares and Reverse Stock Split

On April 26, 2019, the Company’s Shareholders and the Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of shares of Common Stock, par value $0.001 per share (“Common Stock”), authorized for issuance thereunder from 50 million shares to 2.5 billion shares (the “Increase in Authorized”). On the same date the Company’s Shareholders and the Board of Directors also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of both its issued and outstanding and authorized shares of Common Stock, par value $0.001 per share, at a ratio of one (1) share of Common Stock for every fifty (50) shares of Common Stock at any time prior to December 31, 2018 (the “Reverse Split”) pursuant to which all classes of the Company’s issued and outstanding shares of Common Stock at the close of business on such date were combined and reconstituted into a smaller number of shares of Common Stock in a ratio of one (1) share of Common Stock for every fifty (50) shares of Common Stock (“1-for-50 reverse stock split”). The 1-for-50 reverse stock split was effective as of close of business on May 1, 2019 (the “Effective Date”) and the Company’s stock began trading on a split-adjusted basis on May 2, 2019.

The reverse stock split reduced the number of shares of the Company’s Common Stock authorized from 2.5 billion shares to 50 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, and stock options, and to the number of shares issued and issuable under the Company’s Stock Incentive Plans. The Company did not issue any fractional shares in connection with the reverse stock split. Instead, any stockholder who would otherwise be entitled to receive a fractional share of Common Stock as a result of the reverse stock split is entitled to receive a cash payment in lieu thereof based on the average of the closing sales prices of a share of the Company’s Common Stock on the Nasdaq Capital Market during regular trading hours for the five consecutive trading days immediately preceding the Effective Date. The reverse stock split does not modify the rights or preferences of the Common Stock. The number of authorized shares of the Company’s Common Stock is 50 million shares and the par value remain $0.001.

The accompanying consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the 1-for-50 reverse stock split.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Going Concern

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash has been used to fund operations, develop new products, and build infrastructure. During the prior fiscal years and continuing into the current fiscal year, the Company has executed a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses. The Company is continuing to maintain tight control over discretionary spending in the current fiscal year.

In the second quarter of fiscal 2019, the Company concluded a private offering that raised net cash proceeds of $9.2 million.  Proceeds were used to pay-off in full the outstanding amounts on our Heritage Bank of Commerce line of credit and Montage Capital II, L.P. loan.  At September 30, 2019, the Company had no debt. Further, in the second quarter of fiscal 2019, the Company used cash to purchase the assets of Seevolution, Inc. and Stantive Technologies Group Inc., which assets included technology and customers. While the Company believes the future revenues and cash flows from these newly acquired customers will supplement its working capital and the Company believes it has an appropriate cost structure to support future revenue growth, based upon its current working capital and projected cash flows in the next twelve months, the Company will need additional sources of financing in place in order to ensure its operations are adequately funded. No definitive agreements for additional financing are in place as of the date of this annual report and there can be no assurances that that additional sources of financing could be obtained on terms that are favorable or acceptable to us and that revenue growth and improvement in cash flows can be achieved. Accordingly, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance of this annual report. No adjustments have been made to accompanying consolidated financial statements as a result of this uncertainty.

2.   Summary of Significant Accounting Policies

 Basis of Presentation and Principles of Consolidation

The Company’s fiscal year end is September 30. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates included in these consolidated financial statements are the valuation of accounts receivable, including the adequacy of the allowance for doubtful accounts, and fair value measurements related to the valuation of warrants. The complexity of the estimation process and factors relating to assumptions, risks and uncertainties inherent with the use of the estimates affect the amount of revenue and related expenses reported in the Company’s consolidated financial statements. Internal and external factors can affect the Company’s estimates. Actual results could differ from these estimates under different assumptions or conditions.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation in the current period financial statements. These reclassifications had no effect on the previously reported net loss.

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

The Company extends credit to customers on an unsecured basis in the normal course of business.  Management performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit when deemed necessary.  Accounts receivable are carried at original invoice amount, less an estimate for doubtful accounts based on a review of all outstanding amounts.

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

Revenue Recognition

Adoption of New Revenue Recognition Accounting Principles

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09 or ASC 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP, which became effective for the Company on October 1, 2018. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under the previous revenue recognition accounting principles, including identifying performance obligation in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 also includes subtopic ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers, referred to herein as ASC 340-40, which provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract, discussed further below.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company adopted the new revenue guidance using the modified retrospective method applied to those contracts which were not completed as of October 1, 2018. Results for reporting periods beginning after September 30, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historic revenue guidance. The Company applied the new standard using certain allowable practical expedients where:

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

Upon adoption, Other current assets increased by $59 due to the capitalization of the current portion of sales commissions and Other assets increased by $27 due to the capitalization of the noncurrent portion of sales commissions. Accumulated deficit decreased by $78 as a net result of these adjustments. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The following tables summarize the impact of adopting ASC 606 on the Company’s consolidated financial statements as of and for the year ended September 30, 2019:

	As of September 30, 2019

	As Reported	Adjustments	As If Presented Under ASC 605
Consolidated Balance Sheet
Assets
Other current assets	$49	$27	$76
Other assets	115	(34)	81
Equity
Accumulated deficit	$(71,489)	$(7)	$(71,496)

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

	Year Ended September 30, 2019

	As Reported	As If Presented Under ASC 605
Consolidated Statement of Operations
Sales and Marketing	$4,824	$4,817
Net income/(loss)	$(9,474)	$(9,467)
Net income/(loss) per share
Basic	$(8.09)	$(8.08)
Diluted	$(8.09)	$(8.08)

	Year Ended September 30, 2019

	As Reported	Adjustments	As If Presented Under ASC 605
Consolidated Statement of Cash Flows
Cash flows from operating activities
Net loss	$(9,474)	$(7)	$(9,481)
Other current assets and other assets	$116	$7	$123

Overview

The Company derives its revenue from three sources: (i) Software Licenses, which are comprised of subscription fees (“SaaS”), perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses, (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering and (iii) hosting perpetual licenses. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS,” do not take possession of the software.

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

The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

●	Identify the customer contract;
●	Identify performance obligations that are distinct;
●	Determine the transaction price;
●	Allocate the transaction price to the distinct performance obligations; and
●	Recognize revenue as the performance obligations are satisfied.

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

Allocate the transaction price to distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. The Company determines the SSP of its goods and services based upon the historical average sales prices for each types of software license and professional services sold.

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

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geography and product groupings (Note 14) as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Deferred Revenue

Amounts that have been invoiced are recognized in accounts receivable, deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet be recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recognized as current deferred revenue and the remaining portion is recognized as noncurrent deferred included in Other long-term liabilities. As of September 30, 2019, approximately $8 of revenue is expected be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year. The Company expects to recognize revenue on approximately 99% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

The following table summarizes the classification and net increase (decrease) in deferred revenue as of and for the years ended September 30, 2019 and 2018:

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2017	$1,466	$28
Increase (decrease)	(872)	(8)
Balance as of September 30, 2018	594	20
Increase (decrease)	668	(12)
Balance as of September 30, 2019	$1,262	$8

Deferred Capitalized Commissions Costs

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts are deferred and amortized on a straight-line basis over a period of approximately three years. The Company evaluated both qualitative and quantitative factors, including the estimated life cycles of its offerings, renewal rates, and its customer attrition to determine the amortization periods for the capitalized costs. The initial amortization period will general be the customer contract term, which is typically thirty-six (36) months, with some exceptions. Deferred capitalized commission expense that will be recognized as expense during the succeeding 12-month period is recognized as current deferred capitalized commission costs, and the remaining portion is recognized as long-term deferred capitalized commission costs. Total deferred capitalized commissions were $70 and $77 as of September 30, 2019 and 2018, respectively. Current deferred capitalized commission costs are included in Other current assets in the Consolidated Balance Sheets and noncurrent deferred capitalized commission costs are included in Other assets in the Consolidated Balance Sheets. Amortization expense was $39 for the year ended September 30, 2019.

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

Software development costs that are capitalized and are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements.  The Company capitalized $11 and $15 of costs in fiscal 2019 and fiscal 2018, respectively.

Intangible Assets

All intangible assets have finite lives and are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method as follows:

Description	Estimated Useful Life (in years)
Developed and core technology		3
Non-compete agreements	3	-	6
Customer relationships	5	-	6
Trademarks and trade names	1	-	10

Goodwill

The carrying value of goodwill is not amortized, but it tested for impairment annually as of September 30, as well as on an interim basis whenever events or changes in circumstances indicate that the carrying amount of a reporting unity may not be recoverable. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Goodwill is assessed at the consolidated level as one reporting unit.

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

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined. If such fair value is less than the current carrying value, the asset is written down to the estimated fair value. There were no impairments of long-lived assets in fiscal 2019 or 2018.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment it operates or the reporting currency of the Company, the U.S. dollar.  The Company has determined that the functional currency of its foreign subsidiaries are the local currencies of their respective jurisdictions.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Equity accounts are translated at historical rates, except for the change in retained earnings as a result of the income statement translation process. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recorded as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net gains and losses for fiscal 2019 and 2018 were $13 and ($1), respectively.  Transaction gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the Consolidated Statements of Operations.

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

Valuation of Stock Options and Warrants Issued to Non-Employees

The Company measures expense for non-employee stock-based compensation and the estimated fair value of options exchanged in business combinations and warrants issued for services using the fair value method for services received or the equity instruments issued, whichever is more readily measured.  The Company estimates the fair value of stock options issued to non-employees using the Black-Scholes Merton option valuation model.

The Company estimated the fair value of common stock warrants issued to non-employees using the binomial options pricing model. The Company evaluates common stock warrants as they are issued to determine whether they should be classified as an equity instrument or a liability. Those warrants that are classified as a liability are carried at fair value at each reporting date, with changes in their fair value recorded in other income (expense) in the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $425 and $465 for fiscal 2019 and 2018, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan allowing all full-time employees who meet prescribed service requirements to participate. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2019 or fiscal 2018.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected the Company’s fiscal year ended September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate. For taxable years beginning after December 31, 2017, the Tax Act reduces the federal corporate tax rate to 21 percent and as such impacted the Company’s fiscal 2018 tax calculations. For the year ended September 30, 2018, the U.S. federal statutory rate is a blended rate based upon the number of days in fiscal 2018 that the Company was taxed at the former rate of 34 percent and the number of days that it was taxed at the new rate of 21 percent. The reduction of the corporate tax rate caused the Company to revalue its deferred tax assets to the lower federal rate and correspondingly adjust the valuation allowance against the deferred tax assets by the same amount. For the year ended September 30, 2018, the deferred tax asset and related valuation allowance were lowered by $3,839 to account for the lowered rate. The Tax Act repealed the Corporate Alternative Minimum Tax. The Company has available an AMT credit carryforward in the amount of $22 at September 30, 2019 and 2018. This has been recognized as a deferred tax asset not subject to a valuation allowance.

The Act required the Company to pay a one-time transition tax on earnings of the Company’s foreign subsidiaries that were previously tax deferred for U.S. income taxes and created new taxes on the Company’s foreign sourced earnings. The Company determined that the repatriation tax was zero as the foreign subsidiaries had no positive retained earnings and no current income.

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

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which the Company considers to be permanent investments.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted net income per share applicable to common shareholders is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options, and warrants using the “treasury stock” method and convertible preferred stock using the as-if-converted method.  The computation of diluted earnings per share does not include the effect of outstanding stock options, warrants and convertible preferred stock that are considered anti-dilutive.

For the years ended September 30, 2019 and 2018, diluted net loss per share was the same as basic net loss per share as the effects of all the Company’s potential common stock equivalents are anti-dilutive as the Company reported a net loss applicable to common shareholders for the periods and the impact of in-the-money warrants were also anti-dilutive. Potential common stock equivalents excluded include the Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, stock options and warrants (See Note 13).

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Recently Issued Accounting Pronouncements Not Yet Effective

Leases

In February 2016, the FASB issued ASU No. 2016-02, which is guidance on accounting for leases. ASU No. 2016-02 requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for annual periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. Early adoption is permitted.

The new guidance will take effect at the beginning of the Company’s first quarter (October 1) of our fiscal year ending September 30, 2020. The guidance requires either a modified retrospective transition approach with application in all comparative periods presented, or an alternative transition method, which permits the Company to use its effective date as the date of initial application without restating the comparative period financial statements and recognizing any cumulative effect adjustment to the opening balance sheet of accumulated deficit at October 1, 2019. The Company is finalizing the review of information for completeness of its lease portfolio, analyzing the financial statement impact of adopting the standards, and evaluating the impact of adoption on our existing accounting policies and disclosures. Upon adoption, we expect to recognize lease liabilities and right-to-use assets of the related lease arrangements, however, our contractual lease arrangements and commitments at September 30, 2019 are not material to the consolidated financial statements, as a whole.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Intangibles – Goodwill and Other – Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. ASC 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Fair Value

In August 2018, the FASB issued ASU 2018-13, which is guidance that changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASC 2016-16 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future consolidated financial statements.

3. Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of September 30,
	2019	2018
Accounts receivable	$1,067	$1,902
Allowance for doubtful accounts	(88)	(181)
Accounts receivable, net	$979	$1,721

As of and for the year ended September 30, 2019, three customers represented approximately 16%, 14% and 12% of accounts receivable and two customers represented approximately 11% and 15% of total revenues. As of and for the year ended September 30, 2018, two customers represented approximately 19% and 12% of accounts receivable and three customers represented approximately 11%, 12% and 14% of total revenues. Unbilled receivables represent amounts recognized as revenue for which invoices have not yet been sent.

4.   Acquisitions

On February 13, 2019, the Company entered into an Asset Purchase Agreement with Seevolution Inc., a Delaware corporation, Celebros, Inc., a Delaware corporation, and Elisha Gilboa, an individual and shareholder of Seevolution (the “Seevolution Asset Purchase Agreement”). The Seevolution Asset Purchase Agreement sets forth the terms and conditions pursuant to which the Company acquired certain assets in exchange for consideration paid consisting of (i) $418 in cash at the time of purchase, (ii) the payment of $100 of additional cash to be paid out $10 per month for ten months starting April 30, 2019 and (iii) 40,000 shares of Bridgeline Digital common stock. Costs to complete the transaction were approximately $18. The Company accounted for the Seevolution transaction as an asset acquisition as there were no substantive processes acquired. Goodwill is not recognized in an asset acquisition.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

On March 13, 2019, the Company entered into an Asset Purchase Agreement with Stantive Technologies Group Inc. (“Stantive”), a corporation organized under the laws of Ontario, Canada to purchase substantially all of the assets of Stantive and assume certain liabilities. The Company also acquired all of the outstanding stock of Stantive Technologies Group, Pty, a company incorporated in Australia, which was a subsidiary of Stantive. The total purchase price, including cure costs, for Stantive and its Australian subsidiary was approximately $5.2 million in cash.

The Company accounted for the Stantive transaction as a business combination in accordance with ASC Topic 805, Business Combinations.

The Company assessed the fair market value of the acquired assets and liabilities as of the respective purchase dates, as follows:

Net assets acquired:	Seevolution	Stantive	Total
Cash	$-	$8	$8
Accounts receivable, net	47	844	891
Other assets	-	40	40
Fixed assets, net	-	272	272
Intangible assets	1,024	3,007	4,031
Goodwill	-	1,507	1,507
Total assets	1,071	5,678	6,749

Current liabilities	76	488	564
Net assets acquired:	$995	$5,190	$6,185

Purchase Price:
Cash Paid (including acquisition costs)	$418	$5,190	$5,608
Future deferred payments (present value)	97	-	97
Common stock ( fair value)	480	-	480
Total consideration paid	$995	$5,190	$6,185

As part of the Seevolution acquisition, of the $1,024 allocated to intangible assets, $602 was allocated to customer relationships, $401 was allocated to technology with an average useful life of five years, and $21 was allocated to trademarks with an average useful life of one year. Amortization expense of intangible assets was approximately $138 for the year ended September 30, 2019.

As part of the Stantive acquisition, of the $3,007 allocated to intangible assets, $1.7 million was allocated to customer relationships, $1.2 million was allocated to technology with an average useful life of five years, and $75 was allocated to trademarks with an average useful life of one year. Amortization expense of intangible assets was approximately $397 for the year ended September 30, 2019.

Total revenue from the Seevolution and Stantive acquisitions totaled approximately $2,145. Total earnings from the two acquisitions is impracticable to disclose as the acquisitions were asset purchases and the operations were merged with existing operations and not accounted for separately.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Pro Forma Information (Unaudited)

The following is the unaudited pro forma information assuming the Stantive acquisition occurred on October 1, 2017:

	Years Ended September 30,
(In thousands, except per share data)	2019	2018

Revenue	$15,622	$18,439

Net loss applicable to common shareholders	(9,127)	(7,783)

Net loss per share attributable to common shareholders:
Basic	$(7.61)	$(92.06)
Diluted	$(7.61)	$(92.06)

Weighted average common shares outstanding - basic	1,199,322	84,549
Weighted average common shares outstanding - diluted	1,199,322	84,549

5. Property and equipment

Property and equipment consist of the following:

	As of September 30,
	2019	2018
Furniture and fixtures	$73	$233
Purchased software	18	18
Property and equipment	93	56
Leasehold improvements	195	412
Total cost	379	719
Less accumulated depreciation	(80)	(639)
Property and equipment, net	$299	$80

Depreciation and amortization on the above assets were $66 and $105 in fiscal 2019 and 2018, respectively.

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

The Company believes the carrying values for accounts receivable and accounts payable and short-term debt approximate current fair values as of September 30, 2019 and 2018 because of their short-term nature and durations. The carrying value of long-term debt also approximates fair value as of September 30, 2019 and 2018 based upon the Company’s ability to acquire similar debt at similar maturities and renew current debt instruments under similar terms as the original debt.

In October 2017, the Company recorded a liability associated with a warrant to purchase common stock issued to Montage Capital II, L.P (“Montage Capital”). The fair value of the warrant liability will utilize a Level 3 input. To determine the value of the warrant liability, the Company used a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our shares to trade in an active market. The Monte Carlo option-valuation model also uses certain assumptions to determine the fair value, including expected life and annual volatility. The initial valuation assumptions included an expected life of eight (8) years, annual volatility of 80%, and a risk-free interest rate of 2.24%. At September 30, 2019, annual volatility decreased to 71%, the risk-free rate was 1.59% and the Company’s stock price declined to $1.91 per share.

The fair value of the warrant liability was valued at the loan execution date in the amount of $341 and is revalued at the end of each reporting period to fair value. Changes in fair value are included in Other income (expense), net in the Consolidated Statement of Operations in the period the change occurs. The Company recognized net gains as a result of the change in fair value of $166 and $161 during the years ended September 30, 2019 and 2018, respectively, and $327 since the original valuation in October 2017. The fair value of the warrant was $14 and $180 at September 30, 2019 and 2018, respectively.

In connection with the private offering of Series C Convertible Preferred Stock issued on March 12, 2019, the Company issued Series A, Series B and Series C warrants (collectively, the “Series C Preferred Warrants”) to accredited investors and the placement agents. These Series C Preferred Warrants have been classified as liabilities with the fair value determined using the Monte Carlo option-pricing model. The initial valuation assumptions included an average expected life of five and one-half (5.5) years, volatility of 76.8% and a risk-free interest rate of 2.4%. At September 30, 2019, annual volatility increased to 80.9%, the risk-free rate was 1.59% and the Company’s stock price declined to $1.91 per share. Changes in fair value are included in Other income (expense), net in the Consolidated Statement of Operations in the period the change occurs. The Company recognized net gains as a result of the change in fair value of $13,404 during the year ended September 30, 2019. The resulting gain was primarily due to changes in inputs to the valuation model, including a decline in the stock price. The fair value of the warrants was $3,500 at September 30, 2019. During the year ended September 30, 2019, there were Series C Preferred Warrant exercises which contributed to the decrease in the associated liability by approximately $4.8 million.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2019 and 2018 are as follows:

		As of September 30, 2019
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$14	$14
Warrant liability - Series A, B and C	-	-	3,500	3,500
Total Liabilities	$-	$-	3,514	3,514

		As of September 30, 2018
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$180	$180
Total Liabilities	$-	$-	$180	$180

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liabilities:

Balance at beginning of period, October 1, 2017	$-
Additions	341
Adjustment to fair value	(161)
Balance at end of period, September 30, 2018	180
Additions	21,500
Exercises	(4,762)
Adjustment to fair value	(13,404)
Balance at end of period, September 30, 2019	$3,514

7. Goodwill

The carrying value of goodwill is not amortized, but is tested for impairment annually as of September 30, as well as whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may not be recoverable. The purpose of an impairment test is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill to its fair value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Interim tests were performed at June 30, 2018 and December 31, 2018, as a decline in the stock price and other negative qualitative factors led management to conclude that there was a potential impairment, and annual tests were performed at September 30, 2019 and 2018. The fair value was calculated using the Company’s market price.  In performing the interim impairment tests, Management concluded that goodwill was impaired and recorded a charge of $3.7 million and $4.6 million during the three-month periods ended December 31, 2018 and June 30, 2018, respectively. The annual impairment test at September 30, 2019 did not result in any further impairment. The annual impairment test at September 30, 2018 resulted in additional impairment of $243. In total, goodwill impairment charges of $3.7 million and $4.9 million were recognized during the years ended September 30, 2019 and 2018, respectively. These amounts are reflected as a reduction in goodwill in the Company’s Consolidated Balance Sheets and an expense in the Company’s Consolidated Statements of Operations.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Changes in the carrying value of goodwill are as follows:

	As of September 30,
	2019	2018
Balance at beginning of period	$7,782	$12,641
Acquisitions	1,507	-
Impairment	(3,732)	(4,859)
Balance at end of period	$5,557	$7,782

8.   Intangible Assets

Intangible assets are comprised as follows:

	As of September 30,
	2019	2018
Domain and trade names	$52	$10
Customer related	2,032	-
Technology	1,425	-
Non-compete agreements	-	10
Balance at end of period	$3,509	$20

Total amortization expense of $544 and $242 related to intangible assets for the years ended September 30, 2019 and 2018, respectively, is reflected in the Consolidated Statements of Operations in depreciation and amortization. The estimated amortization expense for fiscal years 2020, 2021, 2022, 2023, 2024 and thereafter is $900, $858, $763, $682, $296 and $10, respectively.

9.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30,
	2019	2018
Compensation and benefits	$430	$151
Professional fees	154	151
Restructuring expenses	75	53
Other	176	225
Total	$835	$580

10.   Debt

The Company had a Line of Credit with Heritage Bank of Commerce (“Heritage Bank”). During the year ended September 30, 2019, the Company paid off all its debt and has no outstanding debt as of September 30, 2019. The Company’s debt as of September 30, 2018, consisted of the Line of Credit from Heritage Bank, a term loan with Montage Capital, and Promissory Term Notes.

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

Heritage Line of Credit

In June 2016, the Company entered into a new Loan and Security Agreement (“Heritage Agreement”), with Heritage Bank. The Heritage Agreement had an original a term of 24 months but was further amended in December 2018 and February 2019 to extend the maturity date to January 1, 2020 and February 29, 2020, respectively. As of September 30, 2019, the Company no longer maintains nor are any future borrowings available under the line. The Company paid an annual commitment fee of 0.4% of the commitment amount in the first year and 0.2% in the following years. The facility fee was be $6 on each anniversary thereafter. Borrowings were secured by all of the Company’s assets and all of the Company’s intellectual property. The Company was required to comply with certain financial and reporting covenants including an Asset Coverage Ratio and an Adjusted EBITDA metric, as defined.

The Heritage Agreement provided for up to $2.5 million of revolving credit advances which could have been used for acquisitions and working capital purposes. Borrowings were limited to the lesser of (i) $2.5 million and (ii) 75% of eligible receivables as defined. The Company was able to borrow up to $1.0 million in out of formula borrowings for specified periods of time. The borrowings or credit advances could not exceed the monthly borrowing base capacity, which would fluctuate based on monthly accounts receivable balances. The Company was able to request credit advances if the borrowing capacity was more than the current outstanding loan advance and had to pay down the outstanding loan advance if it exceeded the borrowing capacity. Borrowings accrued interest at Wall Street Journal Prime Rate plus 1.75%, (6.75% and 7% at September 30, 2019 and 2018, respectively).

Michael Taglich, a director and Shareholder of the Company, signed an unconditional guaranty (the “Guaranty”) and promised to pay Heritage Bank all indebtedness in an amount not to exceed $1.5 million in connection with the out of formula borrowings. Under the terms of the Guaranty, the Guarantor authorizes Lender, without notice or demand and without affecting its liability hereunder, from time to time to: (a) renew, compromise, extend, accelerate, or otherwise change the time for payment, or otherwise change the terms, of the Indebtedness or any part thereof, including increase or decrease of the rate of interest thereon, or otherwise change the terms of the Indebtedness; (b) receive and hold security for the payment of this Guaranty or any Indebtedness and exchange, enforce, waive, release, fail to perfect, sell, or otherwise dispose of any such security; (c) apply such security and direct the order or manner of sale thereof as Lender in its discretion may determine; and (d) release or substitute any Guarantor or any one or more of any endorsers or other guarantors of any of the Indebtedness.

To secure all of Guarantor's obligations hereunder, Guarantor assigned and granted to Lender a security interest in all moneys, securities, and other property of Guarantor now or hereafter in the possession of Lender, all deposit accounts of Guarantor maintained with Lender, and all proceeds thereof. Upon default or breach of any of Guarantor's obligations to Lender, Lender could apply any deposit account to reduce the Indebtedness and could foreclose any collateral as provided in the Uniform Commercial Code and in any security agreements between Lender and Guarantor.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Amendments – Heritage Bank

The Company and Heritage had executed numerous amendments since the origination of the Heritage Agreement. Those amendments that are relevant as of September 30, 2019 are the following:

The first amendment, executed on August 15, 2016, included a decrease in the revolving line of credit from $3.0 million to $2.5 million. The second amendment, executed on December 14, 2016, included a minimum cash requirement of $250 in the Company’s accounts at Heritage. On October 6, 2017, a fourth amendment was executed, which included a consent to the Company’s incurrence of additional indebtedness from Montage Capital and the grant of a second position lien to Montage Capital. In addition, Heritage and Montage Capital entered into an Intercreditor Agreement dated October 10, 2017 and acknowledged by the Company.

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

Montage Capital II, L.P. Loan Agreement

On October 10, 2017, the Company entered into a Loan and Security Agreement (the “Montage Agreement” or “Montage Loan”) with Montage Capital. The Montage Agreement had a thirty-six (36) month term would have matured on October 10, 2020. The Montage Agreement provided for up to $1.5 million of borrowing in the form of a non-revolving term loan which may be used by the Company for working capital purposes. $1 million of borrowing was advanced on the date of closing and the option to borrow the remainder has lapsed. Borrowings bore interest at the rate of 12.75% per annum. The Company paid a fee of $47 to Montage Capital at closing. Interest only payments were due and payable during the first nine months of the Loan. On July 1, 2018, the Company commenced payment of principal payments of $26 per month plus accrued interest. All remaining principal and interest would have been due and payable at maturity. Borrowings were secured by a second position lien on all of the Company’s assets including intellectual property and general intangibles and is subordinate to the Company’s senior debt facility with Heritage Bank. Pursuant to the Montage Agreement, the Company was also required to comply with certain financial covenants.

On May 10, 2018, the first amendment to the Montage Agreement (“First Amendment”) was executed. The First Amendment included the Adjusted EBITDA metrics for the third quarter of fiscal 2018 and a waiver for not achieving the Adjusted EBITDA metrics for the quarter ended March 31, 2018. A second Amendment to the Montage Agreement (the “Second Amendment”) was executed on October 22, 2018. The Second Amendment included modifications to financial covenants and addressed the minimum unrestricted cash requirements for the Company’s accounts at the Bank upon repayment of Subordinated Debt incurred by the Company pursuant to the Promissory Term Notes issued by the Company on September 7, 2018 in the principal amount of $941. A third amendment to the Montage Agreement (the “Third Amendment”) was executed on December 7, 2018 and included the new financial covenants for fiscal 2019. The Montage Loan was paid in full and discharged on March 13, 2019. A loss on early extinguishment of debt of $221 was recognized, related to the remaining unamortized debt discount expense, during the year ended September 30, 2019.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Promissory Term Notes

On September 7, 2018, the Company sold and issued subordinate promissory notes (the “Promissory Term Notes”) to certain accredited investors (each, a “Purchaser”), pursuant to which it issued to the Purchasers (i) Promissory Term Notes, in the aggregate principal amount of approximately $941. The Promissory Term Notes had an original issue discount of fifteen percent (15%), bore interest at a rate of twelve percent (12%) per annum, and had a maturity date of the earlier to occur of (a) six months from the date of execution of the Purchase Agreement, or (b) the consummation of a debt or equity financing resulting in the gross proceeds to the Company of at least $3.0 million. After recording $141 of original issue discount and debt issuance costs of $40, the Company received net cash proceeds in the aggregate amount of $760 for the Promissory Term Notes. The original issue discount and debt issuance costs were recognized as a contra liability and were being amortized over the life of the Promissory Term Notes. On October 19, 2018, the Company completed an equity financing resulting in gross proceeds of $5.0 million and repaid the Promissory Term Notes including accrued interest of $13 for a total of $954 on October 23, 2018.

The Company’s lenders, Heritage Bank and Montage Capital, approved the issuance of the Promissory Term Notes and the repayment terms and each Purchaser also entered into a Subordination Agreement with the two lenders, pursuant to which the Purchasers agreed to subordinate (i) all of the Company’s indebtedness and obligations to the Purchasers, whether presently existing or arising in the future, to all of the Company’s indebtedness the Lenders and (ii) all of the Purchasers’ security interests, if any, to all of the Lenders’ security interests in property of the Company.

11.   Restructuring and Acquisition Related Expenses

Restructuring Expenses

Commencing in fiscal 2015 and through fiscal 2019, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease spaces are currently contractually occupied by new sub-tenants for the remaining life of the lease. In the second quarter of fiscal 2017, the Company initiated a plan to shut down its operations in India, which is expected to be completed in early fiscal 2020.

All of these estimates and assumptions will be monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the consolidated statement of operations.

In total, a charge of $849 and $187 was recorded to restructuring expenses for fiscal 2019 and fiscal 2018, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table summarizes the restructuring charges reserve activity:

	Employee Severance and Benefits	Facility Closures and Other Costs	Total
Balance at beginning of period, October 1, 2017	$-	$176	$176
Charges to operations	-	142	142
Cash disbursements	-	(226)	(226)
Changes in estimates	-	(19)	(19)
Accretion expense	-	5	5
Balance at end of period, September 30, 2018	-	78	78
Charges to operations	224	-	224
Cash disbursements	(165)	(54)	(219)
Changes in estimates	-	(8)	(8)
Accretion expense	-	-	-
Balance at end of period, September 30, 2019	$59	$16	$75

As of September 30, 2019, $75 was included in Accrued Liabilities. As of September 30, 2018, $53 and $25 was included in Accrued Liabilities and Other long-term liabilities, respectively.

Acquisition Related Expenses

In connection with the acquisition of Stantive, the Company incurred legal, accounting and consulting fees of $428 during the year ended September 30, 2019, which is included in Restructuring and acquisition related expenses in the Consolidated Statements of Operations.

12.   Commitments and Contingencies

Operating Lease Commitments

The Company leases facilities in the United States.  Future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year at September 30, 2019 were as follows:

		Sublease
Years Ending September 30,	Gross Amount	Income Amount	Net
2020	$152	$73	$79
2021	12	-	12
Total	$164	$73	$91

The Company has no lease commitments that extend past fiscal 2021. Rent expense for fiscal 2019 and 2018 was $367 and $368, respectively, inclusive of sublease income $108 and $119 for fiscal 2019 and 2018, respectively.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2019.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2019, and 2018, respectively, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of September 30, 2019, the Company was not engaged in any material legal proceedings.

13.   Stockholders’ Equity

Series A Convertible Preferred Stock

In October 2014, the Company designated 264,000 shares of its Preferred stock (the “Preferred Stock”) as Series A convertible preferred stock and sold 200,000 shares of Series A convertible preferred stock at a purchase price of $10.00 per share for gross proceeds of $2.0 million in a private placement. The shares of Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. The current conversion price is $812.50 and is subject to adjustment in the event of stock splits or stock dividends. As of September 30, 2019, a total of 1,636 preferred shares have been converted to 20 shares of common stock.

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

Effective January 1, 2017, cumulative dividends are payable at a rate of 12% per year. The Company has issued 64,000 shares of Preferred Stock as PIK dividends to the preferred shareholders, which is the maximum amount of cumulative PIK dividends authorized. Therefore, all future dividend payments will be cash dividends. Preferred shares representing the remaining available PIK dividend shares of 18,828 were issued in fiscal 2018. Total cash dividend payments were $315 and $195, during fiscal 2019 and 2018, respectively. At September 30, 2019 and 2018, cash dividend declares during the fiscal year and payable in October of the subsequent fiscal year were $79.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Series B Convertible Preferred Stock

On October 16, 2018, in connection with a public offering, the Company issued 4,288 Series B Convertible Preferred Stock, par value $0.001 per share, with each share of Series B convertible Preferred Stock convertible into 40 shares of the Company’s common stock at a conversion price of $25.00 per share. As of September 30, 2019, all of the shares of Series B Convertible Preferred Stock were converted into 171,250 shares of common stock.

Series C Convertible Preferred Stock

On March 12, 2019, the Company entered into Securities Purchase Agreements with certain accredited investors (each, a “Purchaser”), pursuant to which the Company offered and sold to the Purchasers an aggregate of 10,227.5 units (“Units”) for $1,000 per Unit, with such Units consisting of (1) an aggregate of 10,227.5 shares of the Company’s newly designated Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”); (ii) warrants to purchase an aggregate of 1,136,390 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), subject to adjustment (as set forth below), with a term of 5.5. years (“Series A Warrants”); (iii) warrants to purchase an aggregate of 1,136,390 shares of Common Stock, subject to adjustment (as set forth below), with a term of 24 months (“Series B Warrants”); and (iv) warrants to purchase an aggregate of 1,420,486 shares with a term of 5.5 years (“Series C Warrants,” and together with the Series A Warrants and Series B Warrants, the “Series C Preferred Warrants”). The Company also issued warrants to purchase an aggregate of 127,848 shares of the Company’s Common Stock to the placement agents that were also subject to the same resets as described below.

At the time of issuance, no shares of Series C Preferred Stock could be converted into Conversion Shares and no Series C Preferred Warrants could be exercised for shares of Common Stock, unless and until such time that the Company had obtained approval from its stockholders, at an annual or special meeting or via written consent, to (i) issue the Conversion Shares and warrants upon the conversion and exercise of the Series C Preferred Stock and associated warrants, respectively, which number of shares in the aggregate exceed 20% of the Company’s shares of Common Stock issued and outstanding immediately prior to the Closing Date, as required by Nasdaq Marketplace Rule 5635(d) (the “Issuance Approval”), and (ii) amend its Amended and Restated Certificate of Incorporation, as amended (“Charter”) to increase the number of shares of Common Stock available for issuance thereunder (or effect a reverse stock split of its issued and outstanding shares of Common Stock so as to effectively increase the number of shares of Common Stock available for issuance) by a sufficient amount to permit the conversion of all outstanding Series C Preferred Stock into Conversion Shares and all Series C Preferred Warrants into warrant shares (the “Authorized Share Approval,” and together with the Issuance Approval, the “Stockholder Approvals”). In addition, the Company may not effect, and a Purchaser will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of Common Stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The Stockholder Approvals were obtained on April 26, 2019 and the Company’s Charter was amended on April 29, 2019. As of September 30, 2019, a total of 9,786.5 shares of Series C Preferred Stock have been converted to 1,087,443 shares of Common Stock.

The Company determined that the Series C Preferred Stock and the Series C Preferred Warrants are each separate freestanding financial instrument issued in a single transaction (the Private Placement) and that the Series C Preferred Warrants have been determined to be derivative liabilities, which are measured at fair value on a recurring basis. The net proceeds of that single transaction were allocated to each of the freestanding financial instruments based on their fair values. The purchase price was allocated to the Series C Preferred Warrants first leaving no value for the Series C Preferred Stock, as the Series C Preferred Warrants were fair valued at $21.5 million and the total proceeds were $10.3 million. The allocation of the proceeds resulted in a charge against income of $11.2 million representing the excess of fair value over the net proceeds, which was recognized during the year ended September 30, 2019 and included in Other income (expense), net in the Consolidated Statements of Operations.

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

Public Offering

On October 16, 2018, the Company issued and sold in a public offering (the “Offering”) an aggregate of (i) 28,480 Class A Units (the “Class A Units”) at a price of $25.00 per Class A Unit, consisting of (i) one share of the Company’s common stock and one five-year warrant to purchase one share of the Company’s common stock at an exercise price of $25.00 per share and (ii) 4,288 Class B Units, consisting of one share of Series B Convertible Preferred Stock and a Warrant to purchase one share of common stock. The net proceeds to the Company from the Offering, after deducting the underwriter’s fees and expenses, was approximately $4.4 million.

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

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up 5,000 shares of common stock. This Plan expired in August 2016. As of September 30, 2019, there were 3,246 options outstanding under the Plan. On April 29, 2016, the stockholders approved a new plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. Initially, a total of 10,000 shares of the Company’s Common Stock are reserved for issuance under the 2016 Plan. As of September 30, 2019, there were 4,602 options outstanding and 5,398 shares available for future issuance under the 2016 Plan.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Stock Option and Warrant Activity and Outstanding Shares

A summary of combined option and warrant activity follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2017	9,013	$351.00	10,795	$409.00
Granted	398	123.50	1,446	204.50
Forfeited or expired	(254)	337.00	(1,315)	1,562.50
Outstanding, September 30, 2018	9,157	341.50	10,926	308.32
Granted	-	-	7,084,990	3.86
Exercised	-	-	(1,396,861)	0.18
Forfeited/Exchanged	(1,128)	486	(204,880)	25.00
Expired	(181)	1,219	(318)	1,373.43
Outstanding, June 30, 2019	7,848	$306.41	5,493,857	$4.54

There were no options exercised during fiscal 2019 and 2018. There were 5,688 and 6,443 options vested and exercisable as of September 30, 2019 and September 30, 2018, respectively. The shares outstanding at September 30, 2019 and 2018 had no intrinsic value.

A summary of the status of unvested shares is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested at October 1, 2018	2,714	$136.25
Granted	-	-
Vested	(388)	134.22
Forfeited	(166)	141.25
Unvested at September 30, 2019	2,160	$136.21

Price ranges of outstanding and exercisable options as of September 30, 2019 are summarized below:

Outstanding Options						Exercisable Options
				Weighted
				Average	Weighted	Number	Weighted
			Number	Remaining	Average	of	Average
Exercise			of	Contractual	Exercise	Options	Exercise
Price			Options	Life (Years)	Price	Exercisable	Price
$115	to	$600	7,097	6.96	$210.53	4,937	$218.78
$601	to	$900	296	4.50	699.66	296	699.66
$901	to	$1,400	124	3.43	1353.53	124	1,353.53
$1,401	to	$1,975	331	3.66	1,618.05	331	1,618.05
			7,848	6.68	$306.41	5,688	$349.97

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. During the years ended September 30, 2019 and 2018, the Company recognized $249 and $394, respectively, as compensation expense related to share based payments related to stock options. Compensation expense is recorded in the Consolidated Statement of Operations with a portion charged to Cost of Goods Sold and a portion to Operating Expenses depending on the employee’s department. In fiscal 2019, $9 was charged to Cost of Goods Sold and $240 was charged to Operating Expenses. In fiscal 2018, $16 was charged to Cost of Goods Sold and $378 was charged to Operating Expenses. As of September 30, 2019, the Company had approximately $15 of unrecognized compensation costs related to unvested options which the Company expects to recognize through fiscal 2021.

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

Montage Warrant – As additional consideration for the Montage Loan, the Company issued to Montage Capital an eight-year warrant (the “Montage Warrant”) to purchase 1,326 shares of the Company’s common stock at a price equal to $132.50 per share. The Montage Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage Capital shall have the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Montage Warrant will be surrendered to the Company for cancellation. The fair value of the Montage warrant liability was $14 and $180 at September 30, 2019 and 2018, respectively.

Series A, B and C Preferred Warrants – Reset Dates and Reset Price – The Series A Warrants and Series B Warrants had an initial exercise price of $9.00 per share; provided, however, that the exercise price of the Series A Warrants and Series B Warrants could be reset up to three times (each, a “Reset Date”), as more specifically set forth in the Series C Warrants, to a price equal to the greater of (i) 80% of the average of the two lowest VWAP days out of the 20 consecutive trading days immediately preceding the Reset Date, and (ii) $4.00 (the “Floor”) (the “Reset Price”). Upon the applicable Reset Date, the number of shares of Common Stock issuable pursuant to the Series A Warrants and Series B Warrants would also be adjusted, as more specifically set forth in the Series C Warrants. The Series C Warrants were not exercisable until the applicable Reset date. At the first Reset Date, which was May 29, 2019, the Reset Price was set to the Floor price of $4.00 per share. Therefore, there will be no future Reset Dates or Reset Prices. The shares were fixed to the following at the Reset Date: the number of shares of Common Stock issuable upon exercise of the Series A Warrants is 2,556,875 shares, Series B Warrants is 2,556,875 shares, and Series C Warrants is 1,420,486 shares. The number of shares of Common Stock issuable upon exercise of warrants issued to the placement agents is 127,848 shares.

During the year ended September 30, 2019, shareholders exercised 1,351,217 shares of the Series C Warrants. There are no Series A, B or placement agents warrants exercised as of September 30, 2019. The fair value of the total warrant liability related to the Series A, B and C warrants and the placement agents’ warrants was $3,500 at September 30, 2019.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Stock warrants outstanding at September 30, 2019 are as follows:

	Issue
Type	Date	Shares	Price	Expiration
Placement Agent	10/28/2014	247	$812.50	10/28/2019
Director/Shareholder	12/31/2014	240	$1,000.00	12/31/2019
Director/Shareholder	2/12/2015	240	$1,000.00	2/12/2020
Director/Shareholder	5/12/2015	240	$1,000.00	5/12/2020
Director/Shareholder	12/31/2015	120	$1,000.00	12/31/2020
Placement Agent	5/17/2016	1,736	$187.50	5/17/2021
Placement Agent	5/11/2016	1,067	$187.50	5/11/2021
Placement Agent	7/15/2016	880	$230.00	7/15/2021
Investors	11/9/2016	4,271	$175.00	5/9/2022
Director/Shareholder	12/31/2016	120	$1,000.00	12/31/2021
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Director/Shareholder	12/31/2017	120	$1,000.00	12/31/2021
Investors	10/19/2018	3,120	$25.00	10/19/2023
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	3/12/2019	159,236	$4.00	10/19/2023
Investors	3/12/2019	2,556,875	$4.00	9/12/2024
Investors	3/12/2019	2,556,875	$4.00	9/12/2021
Investors	3/12/2019	69,295	$0.05	9/12/2024
Placement Agent	3/12/2019	127,848	$4.00	9/12/2024
Total		5,493,857

Warrant Issuances

Issuances	Shares	Exercise Price
Financing	1,326	$132.50
Director/Shareholder	120	$1,000.00
Total issued in fiscal 2018	1,446
Placement agent - public offering	10,000	$31.25
Placement agent - series A&B	127,848	$4.00
Investors - public offering	208,000	$25.00
Investors - series A&B	5,318,630	$4.00
Investors - Series C	1,420,512	$0.05
Total issued in fiscal 2019	7,084,990

14.   Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Years Ended September 30,
Revenues:	2019	2018
United States	$8,881	$12,961
International	1,071	607
	$9,952	$13,568

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Years Ended September 30,
Revenues:	2019	2018
Digital Engagement Services	$4,117	$6,914
Subscription	1,569	3,741
Perpetual Licenses	2,863	1,401
Maintenance	405	467
Hosting	998	1,045
	$9,952	$13,568

15.   Income Taxes

The components of the Company’s tax provision for the years ended September 30, 2019 and 2018 are as follows:

	Years Ended September 30,
	2019	2018
Current
Federal	$-	$-
State	4	19
Foreign	-	-
Total current	4	19
Deferred
Federal	-	(22)
State	-	-
Total deferred	-	(22)
Total	$4	$(3)

The Company’s income tax provision was computed using the federal statutory rate (21%) and average state statutory rates (6.37%), net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to pretax income, as follows:

	Years Ended September 30,
	2019	2018
Income tax benefit at the federal statutory rate	$(1,905)	$(1,497)
Permanent differences, net	541	1,534
State income tax (benefit)	(578)	(437)
Change in statutory rate	-	3,839
Change in valuation allowance attributable to operations	1,925	(3,495)
Other	21	53
Total	$4	$(3)

As of September 30, 2019, the Company has federal net operating loss (NOL) carryforwards of approximately $34 million that expires on various dates through 2039. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company’s NOL carryforwards. The Company also has approximately $30 million in state NOLs which expire on various dates through 2038.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company has deferred tax assets that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized, with the exception of the alternative minimum tax (AMT) carryover which has not been reserved against. Accordingly, the Company has established a valuation allowance against a portion of its deferred tax assets at September 30, 2019 and 2018. For the year ended September 30, 2019, the valuation allowance for deferred tax assets increased by $1.9 million, which was mainly due to increases in the net operating losses. For the year ended September 30, 2018, the valuation allowance for deferred tax assets decreased by $3.5 million, which was mainly due to offsetting increases in the net operating losses and the effect of the change in the federal tax rate to 21%.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of September 30,
	2019	2018
Deferred tax assets:
Accrued vacation	$46	$26
Bad debt reserve	24	49
Deferred revenue	717	90
AMT carryforward	23	22
Contribution carryforward	1	15
Depreciation	8	36
Intangibles	401	437
Net operating loss carryforwards	8,895	7,515
Total deferred tax assets	10,115	8,190
Valuation allowance	(10,093)	(8,168)
Net deferred tax assets	$22	$22

Undistributed losses of the Company’s foreign subsidiaries amounted to approximately ($108) and ($59) at September 30, 2019 and 2018, respectively.

The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Additionally, the 2017 Tax Act provides for a tax benefit to U.S. taxpayers that sell goods or services to foreign customers under the new Foreign Derived Intangible Income Deduction ("FDII") rules. As of September 30, 2019, the Company had net losses in from all foreign derived income and therefore reported zero GILTI tax expense for the year ended September 30, 2019.

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

When accounting for uncertain income tax positions, the impact of uncertain tax positions is recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of September 30, 2019 and 2018. The Company does not expect any change to this determination in the next twelve months.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

16.   Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. (“Taglich Brothers”), a New York based securities firm. Taglich Brothers were the Placement Agents for many of the Company’s private offerings and debt issuances. In connection with previous private offerings and debt issuances which occurred prior to the fiscal year ended September 30, 2018, Taglich Brothers were granted Placement Agent warrants to purchase 10,926 shares of common stock at a weighted average price of $761.61 per share. As of September 30, 2019, Michael Taglich beneficially owns approximately 10% of the Company’s stock.

In connection with the November 2016 Private Placement, the Company issued to the Investors warrants to purchase an aggregate total of 4,270 shares common stock. Included were warrant shares issued to Roger Kahn (172 shares), the Company’s President and Chief Executive Officer, and Michael Taglich (308 shares). Each warrant share expires five and one-half years from the date of issuance and is exercisable for $175 per share beginning six-months from the date of issuance, or May 9, 2017. The warrants expire May 9, 2022.

Michael Taglich has also guaranteed $1.5 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank. In consideration of previous loans made by Michael Taglich to the Company and the personal guaranty for Heritage Bank, Mr. Taglich has been issued warrants to purchase common stock totaling 1,080 shares at an exercise price of $1,000 per share.

Michael Taglich participated in the Promissory Term Notes in September 2018. Michael Taglich purchased Promissory Term Notes in the amount of approximately $122. Taglich Brothers served as placement agent for the above transaction, for which services the Company paid to Taglich Brothers $40 in cash compensation, or five percent (5%) of the net proceeds received by the Company.

In November 2018, the Company engaged Taglich Brothers, on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities. Fees for the services were $8 per month for three months and $5 thereafter, cancellable at any time. Taglich Brothers could also earn a success fee ranging from $200 for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million. In connection with the asset purchase of Stantive, Taglich Brothers earned a success fee of $200.

Michael Taglich purchased 350 units in the amount of $350 of Series C Preferred Stock and associated warrants in the private transaction consummated on March 13, 2019. Mr. Taglich’s purchase was subject to stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c), for which approval by the stockholders of the Company was obtained on April 26, 2019.

17.   Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these consolidated financial statements, other than those included below.

Stock Incentive Plan

In November 2019, the Company increased the number of common shares available for issuance under the 2016 Stock Incentive Plan from 10,000 shares to 800,000 shares. There were no revisions to exercise prices, terms or any other underlying terms of existing stock options outstanding.

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

As of September 30, 2019, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework . Our management has concluded that as of September 30, 2019, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Joni Kahn	64	Chairperson (1)(2)(3)(4)

Kenneth Galaznik	68	Director (1)(2)(4)

Scott Landers	49	Director (1)(2)(3)(4)

Michael Taglich	54	Director

Roger Kahn	50	Director, President and Chief Executive Officer

Mark G. Downey	54	Chief Financial Officer (5)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.
(5)	Mr. Downey was appointed as our Chief Financial Officer and Treasurer effective July 1, 2019, following the resignation of our former Chief Financial Officer, Carole Tyner.

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

Michael Taglich has been a member of our Board of Directors since 2013. He is the Chairman and President of Taglich Brothers, Inc., a New York City based securities firm which he co-founded in 1992 with his brother Robert Taglich. Taglich Brothers, Inc. focuses on public and private micro-cap companies in a wide variety of industries. He is currently the Chairman of the Board of each Air Industries Group Inc., a publicly traded aerospace and defense company (NYSE AIRI), and BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure treatment. He also serves as a director of a number of other private companies, and is a director of Icagen Inc, a drug screening company. Michael Taglich brings extensive professional experience which spans various aspects of senior management, including finance, operations and strategic planning. Mr. Taglich has more than 30 years of financial industry experience and served on his first public company board over 20 years ago.

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

Mark G. Downey has been our Executive Vice President and Chief Financial Officer and Treasurer since July 2019. Mr. Downey comes to Bridgeline with more than 25 years of executive experience, including more than 15 years as a CFO and COO at several public and privately held companies in the technology, private equity, financial services and professional services industries. Mr. Downey has extensive accounting, capital markets structuring, risk, treasury, M&A due diligence, technology enhancements, and overall operational and management experience.  Prior to joining Bridgeline Digital, Inc., Mr. Downey served as a consultant and Director of Accounting & Transaction Services at MorganFranklin Consulting from 2015 to 2019.  He was the global CFO and COO at Algodon Group, a private equity firm from 2014 to 2015 and CFO and COO and Treasurer at Dahlman Rose, Tullett Prebon and Commerzbank Securities from 2000 through 2014.    He started his career at Coopers and Lybrand and holds a B.B.A. in Accounting from Iona College – Hagan School of Business and is a member of the American Institute of Certified Public Accountants and New York State Society of Certified Public Accountants.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. With respect to fiscal 2018 and based solely on its review of the copies of such forms and amendments thereto received by it, the Company believes that all of the executive officers, directors, and owners of ten percent of the outstanding Common Stock complied all applicable filing requirements, except as follows:

●	Michael Taglich, a director and 6% stockholder of the Company, filed a Form 4 reporting three late transactions;
●	Scott Landers, a director of the Company, filed a Form 4 reporting two late transactions;
●	Joni Kahn, a director of the Company, filed a Form 4 reporting two late transactions; and
●	Kenneth Galaznik, a director of the Company, filed a Form 4 reporting two late transactions.

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

Nominating and Corporate Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. A copy of such charter is available on the Company’s website, www.bridgeline.com. Our Nominating and Governance Committee is comprised of Mr. Landers (Chair) and Ms. Kahn, each of whom are independent directors. During Fiscal 2018, the Nominating and Governance Committee met four times

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended September 30, 2019 and September 30, 2018 for our principal executive officer and our other two most highly compensated executive officers who served as executive officers during the year ended September 30, 2019. We refer to these officers as our named executive officers.

Name and	Fiscal			Option	All Other
Principal Position	Year End	Salary	Bonus	Awards	Compensation (3)	Total
Roger Kahn	2019	$300,000	$26,042	$-	$-	$326,042
President and Chief
Executive Officer	2018	$300,000	$67,497	$-	$-	$367,497
Michael Prinn (1)	2019	$-	$-	$-	$-	$-
Former Executive Vice President
and Chief Financial Officer	2018	$250,000	$40,498	$-	$-	$290,498
Carole Tyner (2)	2019	$201,167	$7,500	$-	$116,189	$324,856
Former Chief Financial Officer
	2018	$186,750	$5,933	$-	$-	$192,683
Mark G. Downey	2019	$60,000	$-	$-	$-	$60,000
Executive Vice President
Chief Financial Officer and Treasurer

(1) Michael Prinn resigned as Executive Vice President and Chief Financial Officer effective September 25, 2018.

(2) Carole Tyner resigned as Chief Financial Officer on August 31, 2019. Effective July 1, 2019, Mark Downey was appointed as Executive Vice President, Chief Financial Officer and Treasurer.

(3) Amounts paid to Carole Tyner in fiscal 2019 represent severance of $110,000, unused vacation of $5,077 and COBRA of $1,112.

Employment Agreements

Roger Kahn

On August 24, 2015, Mr. Roger "Ari" Kahn joined Bridgeline Digital, Inc. (the "Company") as the Company's Chief Operating Officer. On December 1, 2015, Mr. Kahn and another were named Co-Interim Chief Executive Officers and Presidents and assumed the responsibilities of the Office of the Chief Executive Officer and President. On May 6, 2016, the Company appointed Mr. Kahn as President and Chief Executive Officer, effective May 10, 2016. Mr. Kahn's employment agreement was amended and reported on Form 8-K filed with the Securities and Exchange Commission on May 13, 2016. In furtherance of Mr. Kahn's employment with the Company, a new employment agreement was entered into on September 13, 2019 by and between the Company and Mr. Kahn. The principal change to Mr. Kahn's employment agreement is that it will automatically renew each fiscal year unless the Company provides written notice of its intent not to renew such employment agreement at least sixty (60) days in advance of the Company's fiscal year rather than the employment agreement only renewing upon notice from the Company.

Carole Tyner

On June 28, 2019, Ms. Carole Tyner resigned from her position of Chief Financial Officer of Bridgeline Digital, Inc. ("Bridgeline" or the "Company") to pursue new professional opportunities. Ms. Tyner will continue to provide services to the Company as an employee until August 31, 2019. Upon Ms. Tyner's departure on August 31, 2019, she will receive a lump sum separation payment equivalent to six-months base salary, and further, she will continue to receive COBRA health insurance continuation benefits with the Employer portion of the premiums paid by the Company up through February 28, 2020.

Mark G. Downey

Effective July 1, 2019, Mark G. Downey was appointed by the Company's Board of Directors as Executive Vice President, Chief Financial Officer and Treasurer of the Company. The Company and Mr. Downey entered into an employment agreement (the "Employment Agreement"), effective July 1, 2019 through September 30, 2020, whereby he will receive two-hundred and forty thousand dollars base salary and the ability to earn a bi-annual incentive bonus of thirty thousand dollars. Mr. Downey may also participate in such equity-based and cash-based incentive programs as the Company may from time to time and made available to its executive officers, in accordance with the terms and conditions of such programs, as well as, the Company's other applicable employee benefits plans and programs. His Employment Agreement also provides that in the event Mr. Downey's employment is terminated by the Company without cause or if the Company terminates his employment for good reason, he is entitled to receive severance benefits. The foregoing descriptions of the material terms of the Employment Agreement by and between the Company and Mr. Downey do not purport to be complete descriptions and are qualified in their entirety by reference to the Employment Agreement, which is filed as Exhibit 10.1 on Form 8-K. There are no family relationships between Mr. Downey and any director or executive officer of the Company.

Outstanding Equity Awards at Fiscal 2019 Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2019.

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (1)	Exercise price ($/sh)	Option Expiration Date
Roger Kahn (1)	08/24/2015	800	-	$287.50	08/24/2025
	08/19/2016	716	-	$205.00	08/19/2026
		1,516	-

(1)	Shares vest in equal installments upon the anniversary date of the grant over three years.

 Director Compensation

The non-employee members of our Board of Directors are compensated as follows:

●

Compensation. Each outside director receives an annual retainer of $12,000 and is compensated $1,500 for each meeting such director attends in person. Members of the Audit Committee receive additional annual compensation of $3,000.

●

Committee Chair Bonus. The Chair of the Board of Directors receives an additional annual fee of $15,000. The Chair of the Audit Committee receives an additional annual fee of $10,000. The Chairs of the Compensation Committee and Nominating and Corporate Governance Committee each receive an additional annual fee of $5,000. These fees are payable in lump sums in advance. Other directors who serve on our standing committees, other than the Audit Committee, do not receive additional compensation for their committee services.

Director Compensation Table

The following table sets forth information concerning the compensation paid to our non-employee directors during the fiscal year ended September 30, 2019.

	Annual	Board
Director	Retainer	Meetings	Chairman	Additional	Total
Galaznik, Ken	$12,000	$6,000	$10,000	$-	$28,000
Kahn, Joni	12,000	6,000	15,000	3,000	36,000
Landers, Scott	12,000	6,000	5,000	3,000	26,000
Taglich, Michael	12,000	6,000	-	-	18,000
	$48,000	$24,000	$30,000	$6,000	$108,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after December 27, 2019 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each individual named below is our address, 100 Summit Drive, Burlington, Massachusetts 01803.

The following tables set forth, as of December 27, 2019, the beneficial ownership of our Series A Preferred, Series C Preferred and Common Stock by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of each class of the outstanding securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. At the close of business on December 27, 2019 there were 262,310 shares of Series A Preferred, 441 shares of our Series C Preferred and 12,798,475 shares of our Common Stock issued and outstanding.

Except as indicated in the footnotes to the tables below, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

This information is based upon information received from or on behalf of the individuals named herein.

Series A Preferred Stock

Name and Address (1)	Number of Shares Owned (2)	Percent of Shares Outstanding
Robert Taglich 790 New York Avenue Huntington, NY 11743	65,993	25.16%
Alvin Fund, LLC 215 West 98th Street, Apt. 10A New York, NY 10025	22,446	8.56%
Shadow Capital, LLC 3601 SW 29th Street Topeka, KS 66614	21,128	8.05%
Sterling Family Investment, LLC 12400 Dutch Forest PL Edmond, OK 73013	21,128	8.05%
All current executive officers and directors as a group	-	*

(1)	Each of our officers and directors are excluded from this table, as no officer or director currently holds shares of Series A Preferred.

(2)

Holders of Series A Preferred are entitled to vote on all matters presented to our stockholders on an as-converted basis. Each share of Series A Preferred is convertible, at the option of each respective holder, into approximately 0.012 shares of our Common Stock.

Series C Preferred Stock

Name and Address (1)	Number of Shares Owned (2)	Percent of Shares Outstanding
Michael and Claudia Taglich 790 New York Avenue Huntington, NY 11743	350	79.37%
Orca Capital GMBH Sperl-Ring 2 Hettenshausen, Germany 85276	50	11.34%
Seevolution PC 4221 Wilshire Boulevard, STE 355 Los Angeles, CA 90010	36	8.16%
Hudson Bay Master Fund Ltd. 777 3rd Avenue, 30th Floor New York, NY 10017	5	1.13%
All current executive officers and directors as a group	350	*

(1)	Each of our officers and directors are excluded from this table, as no officer or director currently holds shares of Series C Preferred.

(2)

Holders of Series C Preferred are entitled to vote on all matters presented to our stockholders on an as-converted basis. Each share of Series C Preferred Stock is convertible, at the option of each respective holder, into approximately 111.11 shares of Common Stock.

Common Stock

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Michael Taglich Director	304.366	(1)	9.86%
Roger Kahn President, Chief Executive Officer, Director	8,392	(2)	0.30%
Kenneth Galaznik Director	745	(3)	0.03%
Scott Landers Director	700	(4)	0.03%
Joni Kahn Director	698	(5)	0.02%
Mark G. Downey Chief Financial Officer and Treasurer	-		-
All current executive officers and directors as a group (7)	314,901	(6)	10.18%

(1)

Includes 248,805 shares issuable upon the exercise of warrants, and 174 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 27, 2019). Also includes 35 shares of Common Stock and 2 shares issuable upon the exercise of warrants owned by Mr. Taglich’s spouse.

(2)

Includes 172 shares issuable upon the exercise of warrants and 5,246 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 27, 2019). Includes 545 shares of common stock owned by Mr. Kahn’s spouse.

(3)	Includes 146 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 27, 2019).

(4)

Includes 138 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 27, 2019). Includes 8 shares of Common Stock owned by Mr. Launder’s children.

(5)	Includes 130 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 12, 2019).

(6)	Includes 5,824 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 27, 2019).

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2019 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

	Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
Plan category	(a)	(b)	(excluding securities reflected in column a) (c)

Equity compensation plans approved by security holders	457,846	$6.83	262,534

Equity compensation plans not approved by security holders (1)	546,151	$6.16	-

Total	1,003,997	$-	262,534

(1)	At September 30, 2019, there were 546,151 total Warrants outstanding. Stock warrants outstanding at September 30, 2019 are as follows:

	Issue
Type	Date	Shares	Price	Expiration
Placement Agent	06-Nov-13	-	$1,625.00	06-Nov-18
Placement Agent	28-Mar-14	-	$1,312.50	28-Mar-19
Placement Agent	28-Oct-14	247	$812.50	28-Oct-19
Director/Shareholder	31-Dec-14	240	$1,000.00	31-Dec-19
Director/Shareholder	12-Feb-15	240	$1,000.00	12-Feb-20
Director/Shareholder	12-May-15	240	$1,000.00	12-May-20
Director/Shareholder	31-Dec-15	120	$1,000.00	31-Dec-20
Placement Agent	17-May-16	1,736	$187.50	17-May-21
Placement Agent	11-May-16	1,067	$187.50	11-May-21
Placement Agent	15-Jul-16	880	$230.00	15-Jul-21
Investors	09-Nov-16	4,271	$175.00	09-May-22
Director/Shareholder	31-Dec-16	120	$1,000.00	31-Dec-21
Financing	10-Oct-17	1,327	$132.50	10-Oct-25
Director/Shareholder	31-Dec-17	120	$1,000.00	31-Dec-21
Investors	19-Oct-18	3,120	$25.00	19-Oct-23
Placement Agent	14-Apr-19	10,000	$31.25	16-Oct-23

Total		23,728

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

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. a New York based securities firm. Taglich Brothers, Inc. acted as placement agents for many of the Company’s private offerings in 2012, 2013, 2014, and 2016. They were also the placement agent for the Company’s $3 million subordinated debt offering in 2013, the Series A Preferred stock sale in 2015, and Promissory Term Notes in 2018. As of August 16, 2019, Michael Taglich beneficially owns approximately 10% of Bridgeline stock. Michael Taglich has also guaranteed $1.5 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank. In consideration of previous loans made by Michael Taglich to the Company and the personal guaranty for Heritage Bank of Commerce, Mr. Taglich has been issued warrants to purchase common stock totaling 1,080 shares at an exercise price of $1,000.00 per share.

In connection with the Company’s private placement completed in November 2016, the Company issued to the Investors warrants to purchase an aggregate total of 4,271 shares common stock. Included were warrants to purchase 172 shares of common stock issued to Roger Kahn and warrants to purchase 308 shares of common stock issued to Michael Taglich. Each warrant to purchase common stock expires five and one-half years from the date of issuance and is exercisable for $175.00 per share beginning six-months from the date of issuance, or May 9, 2017.  The warrants expire May 9, 2022.

In connection with previous private offerings and debt issuances, Taglich Brothers, Inc. were granted placement agent warrants to purchase 4,246 shares of common stock at a weighted average price of $321.00 per share.

In September 2018, the Company sold and issued subordinate promissory notes (the “Promissory Term Notes”) to certain accredited investors (each, a “Purchaser”), pursuant to which it issued to the Purchasers (i) Promissory Term Notes, in the aggregate principal amount of approximately $941,000. The Promissory Term Notes have an original issue discount of fifteen percent (15%), bear interest at a rate of twelve percent (12%) per annum, and have a maturity date of the earlier to occur of (a) six months from the date of execution of the Purchase Agreement, or (b) the consummation of a debt or equity financing resulting in the gross proceeds to the Company of at least $3.0 million. Michael Taglich participated in the Note Purchase Agreement in September 2018. Michael Taglich purchased Promissory Term Notes in the amount of approximately $122,000 pursuant to the Note Purchase Agreement. Taglich Brothers, Inc. served as placement agent for the above transaction, for which services the Company paid to Taglich Brothers, Inc. $40,000 in cash compensation, or five percent (5%) of the net proceeds received by the Company.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The firm of Marcum LLP acts as our principal independent registered public accounting firm. They have served as our independent auditors since April 26, 2006. A representative of Marcum LLP is expected to attend this year's Annual Meeting, and he will have an opportunity to make a statement if he desires to do so. It is also expected that such representative will be available to respond to appropriate questions.

The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended September 30, 2019 and September 30, 2018. The Company did not engage its independent registered public accounting firm during either of the fiscal years ended September 30, 2019 or September 30, 2018 for any other non-audit services.

Type of Service	Amount of Fee for Fiscal Year Ended
	September 30, 2019	September 30, 2018
Audit Fees	$268,271	$250,670
Audit-Related Fees	—	—
Tax Fees	—	—
Total	$268,271	$250,670

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

There were no other fees paid or accrued to Marcum LLP in the fiscal years ended September 30, 2019 or September 30, 2018.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal year ended September 30, 2019, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

  –  Reports of Independent Registered Public Accounting Firm

  –  Consolidated Balance Sheets as of September 30, 2019 and 2018

  –  Consolidated Statements of Operations for the years ending September 30, 2019 and 2018

  –  Consolidated Statements of Comprehensive Loss for the years ending September 30, 2019 and 2018

  –  Consolidated Statements of Shareholders’ Equity for the years ending September 30, 2019 and 2018

  –  Consolidated Statements of Cash Flows for the years ending September 30, 2019 and 2018

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

Exhibit		Incorporated by Reference
No.	Exhibit	Form	Filing Date	Exhibit No.
1.1	Underwriting Agreement by and between Bridgeline Digital, Inc. and ThinkEquity, dated October 16, 2018	8-K	October 19, 2018	1.1
2.1	Asset Purchase Agreement, dated as of May 11, 2010, by and between Bridgeline Digital, Inc. and TMX Interactive, Inc.	10-Q	May 17, 2010	2.1
2.3	Asset Purchase Agreement, dated as of July 9, 2010, by and between Bridgeline Digital, Inc. and e.magination network, LLC	8-K	July 15, 2010	2.1
2.4	Agreement and Plan of Merger, dated as of October 3, 2011, by and among Bridgeline Digital, Inc., Magnetic Corporation and Jennifer Bakunas	8-K	October 6, 2011	2.1
2.5	Agreement and Plan of Merger, dated as of May 31, 2012, by and among Bridgeline Digital, Inc., MarketNet, Inc. and Jill Bach	8-K	June 5, 2012	2.1
3.1	Amended and Restated Certificate of Incorporation, as amended	10-Q	May 15, 2013	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015	8-K	May 5, 2015	3.1
3.3	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	November 4, 2014	3.1
3.4	Amended and Restated By-Laws	10-Q	February 17, 2015	3.2
3.5	Certificate of Designations of the Series B Convertible Preferred Stock	8-K	October 19, 2018	3.1
3.6	Amended and Restated By-Laws	8-K	December 14, 2018	3.1
4.1	Specimen Common Stock Certificate (File No. 333-139298)	SB-2/A	June 20, 2007	4.1
4.2	Form of Warrant	8-K	October 19, 2018	4.1
10.1*	Employment Agreement with Roger “Ari” Kahn, dated August 24, 2015	10-K	December 24, 2015	10.1
10.2*	First Amendment to Employment Agreement, Roger “Ari” Kahn, dated May 10, 2016	8-K	May 13, 2016	10.1
10.3*	Employment Agreement with Michael D. Prinn dated January 19, 2011	8-K	January 21, 2011	10.1
10.4*	Employment Agreement with Michael D. Prinn dated November 11, 2016	10-Q	February 14, 2017	10.7
10.5	Amended and Restated Stock Incentive Plan, as amended	DEF 14 A	July 14, 2014	C
10.6	Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated October 29, 2010	8-K	November 4, 2010	10.1
10.7	Securities Purchase Agreement between Bridgeline Digital, Inc. and the investors named therein, dated May 31, 2012	8-K	June 5, 2012	10.1
10.8	Form of Common Stock Purchase Warrant issued to Placement Agent, dated November 6, 2013	8-K	November 12, 2013	10.3
10.9	Placement Agent Agreement between Bridgeline Digital, Inc. and Taglich Brothers, Inc., dated October 30, 2013	8-K	November 12, 2013	10.5
10.10	Form of Restricted Stock Agreement by and between Bridgeline Digital, Inc. and certain Board of Directors, dated February 24, 2014	10-Q	May 15, 2014	10.2
10.11	Securities Purchase Agreement between Bridgeline Digital, Inc. and the Investors named therein dated March 28, 2014	10-Q	May 15, 2014	10.3
10.12	Form of Common Stock Purchase Warrant issued to Placement Agent, dated March 28, 2014	10-Q	May 15, 2014	10.4
10.13	Securities Purchase Agreement between Bridgeline Digital, Inc and the investors therein, dated October 28, 2014	8-K	November 4, 2014	10.1

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
10.14	Form of Common Stock Purchase Warrant Issued to Placement Agent	8-K	November 4, 2014	10.2
10.15	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated January 7, 2015	8-K	January 9, 2015	10.2
10.16	Side Letter between the Company and Michael Taglich, dated January 7, 2015	8-K	January 9, 2015	10.3
10.17	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated February 17, 2015	10-Q	February 17, 2015	10.2
10.18	Form of Restricted Stock Agreement	10-Q	May 15, 2015	10.6
10.19	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated May 12, 2015	10-Q	May 15, 2015	10.9
10.20	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated July 21, 2015	8-K	July 24, 2015	10.2
10.21	Securities Purchase Agreement between Bridgeline Digital, Inc and the investors therein, dated October 13, 2015	10-Q	February 12, 2016	10.3
10.22	Bridgeline Digital Inc. 2016 Stock Incentive Plan	DEF 14 A	March 22, 2016	Appendix B
10.23	Form of Common Stock Purchase Warrant issued to Placement Agent	8-K	May 17, 2016	10.3
10.24	Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated June 9, 2016	8-K	June 15, 2016	10.1
10.25	Unconditional Guarantee entered into by Michael N. Taglich in favor of Heritage Bank of Commerce, dated June 9, 2016	8-K	June 15, 2016	10.2
10.26	Placement Agreement between Bridgeline Digital, Inc and Taglich Brothers, Inc dated March 31, 2016	8-K	June 15, 2016	10.3
10.27	First Amendment to the Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated August 15, 2016	10-Q	August 15, 2016	10.12
10.28	Form of Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.1
10.29	Form of Purchaser Warrant	8-K	November 4, 2016	10.2
10.30	Form of Registration Rights Agreement dated November 3, 2016	8-K	November 4, 2016	10.3
10.31	Form of Insider Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.4
10.32	Second Amendment to the Loan and Security Agreement between Bridgeline Digital Inc. and Heritage Bank of Commerce, dated December 14, 2016	10-K	December 14, 2016	10.66
10.33	Third Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce dated August 10, 2017	10-Q	August 14, 2017	10.1
10.34	First Amendment to Affirmation of Guaranty between Michael N. Taglich and Heritage Bank of Commerce	10-Q	August 14, 2017	10.2
10.35	Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P. dated October 10, 2017	8-K	October 13, 2017	10.1
10.36	Form of Warrant to Purchase Stock issued to Montage Capital II, L.P	8-K	October 13, 2017	10.2
10.37	Intercreditor Agreement between Heritage Bank of Commerce and Montage Capital II, L.P dated October 10, 2017	8-K	October 13, 2017	10.3
10.38	Fifth Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce, dated November 27, 2017	8-K	November 28, 2017	10.1
10.39	Seventh Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce, dated May 10, 2018	10-Q	May 15, 2018	10.1
10.40	First Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II. LP, dated May 10, 2018	10-Q	May 15, 2018	10.2
10.41	Eight Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce, dated August 10, 2018	10-Q	August 14, 2018	10.1
10.42	Form of Note Purchase Agreement	8-K	September 11, 2018	10.1
10.43	Form of Promissory Note	8-K	September 11, 2018	10.2
10.44	Form of Subordination Agreement	8-K	September 11, 2018	10.3
10.45	Ninth Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce, dated September 21, 2018	8-K	September 25, 2018	10.1
10.46	Second Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P., dated October 22, 2018	8-K	October 24, 2018	10.1

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
10.47	Tenth Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Heritage Bank of Commerce, dated December 27, 2018	10-K	December 28, 2018	10.1
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Marcum LLP				X
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS**	XBRL Instance				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation				X
101.DEF**	XBRL Taxonomy Extension Definition				X
101.LAB**	XBRL Taxonomy Extension Labels				X
101.PRE**	XBRL Taxonomy Extension Presentation				X

(c) Financial Statement Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Roger Kahn

Name: Roger Kahn

December 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	President and Chief Executive Officer, Director (Principal Executive Officer)	December 27, 2019

/s/ Mark G. Downey	Chief Financial Officer	December 27, 2019
Mark G. Downey	(Principal Financial Officer)

/s/Kenneth Galaznik	Director	December 27, 2019
Kenneth Galaznik

/s/ Joni Kahn	Director	December 27, 2019
Joni Kahn

/s/ Scott Landers	Director	December 27, 2019
Scott Landers

/s/ Michael Taglich	Director	December 27, 2019
Michael Taglich

 Index of Exhibits

Exhibit No.	Description of Document
21.1 23.1	Subsidiaries of the Registrant Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.