Form 10-Q
period 2019-12-31
Bridgeline Digital, Inc.
filed 2020-02-13
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of February 10, 2020 was 2,857,435.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2019

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2019

Statements contained in this Report on Form 10-Q that are not based on historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of forward-looking terminology such as “should,” “could,” “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue,” or similar terms or variations of those terms or the negative of those terms.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. Forward-looking statements are merely our current predictions of future events. Investors are cautioned that any such forward-looking statements are inherently uncertain, are not guaranties of future performance and involve risks and uncertainties. Actual results may differ materially from our predictions. Important factors that could cause actual results to differ from our predictions include the impact of the weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital market, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, dependence on third parties, the security of our software and response to cyber security risks, our ability to meet our financial obligations and commitments, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, or our ability to maintain an effective system of internal controls, and our ability to respond to government regulations. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized, nor is there any assurance that we have identified all possible issues which we might face. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

 Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

(Unaudited)

	December 31, 2019	September 30, 2019
ASSETS

Current assets:
Cash and cash equivalents	$408	$296
Accounts receivable, net	1,086	979
Prepaid expenses	379	351
Other current assets	46	49
Total current assets	1,919	1,675
Property and equipment, net	283	299
Operating lease assets	462	-
Intangible assets, net	3,269	3,509
Goodwill	5,557	5,557
Other assets	83	115
Total assets	$11,573	$11,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of operating lease liabilities	$209	$-
Accounts payable	1,910	1,740
Accrued liabilities	936	835
Deferred revenue	1,963	1,262
Total current liabilities	5,018	3,837

Operating lease liabilities, net of current portion	253	-
Warrant liabilities	2,413	3,514
Other long term liabilities	5	8
Total liabilities	7,689	7,359

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock:
11,000 shares authorized; 441 shares issued and outstanding at December 31, 2019 and September 30, 2019	-	-
Series A Convertible Preferred stock:
264,000 shares and 262,310 shares at December 31, 2019 and 264,000 shares and 262,310 shares at September 30, 2019, issued and outstanding (liquidation preference $2,782 at December 31, 2019)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized;
2,798,475 shares at December 31, 2019 and 2,798,475 shares at September 30, 2019, issued and outstanding	3	3
Additional paid-in capital	77,964	75,620
Accumulated deficit	(73,746)	(71,489)
Accumulated other comprehensive loss	(337)	(338)
Total stockholders’ equity	3,884	3,796
Total liabilities and stockholders’ equity	$11,573	$11,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Net revenue:
Digital engagement services	$1,096	$1,073
Subscription and perpetual licenses	1,736	1,302
Total net revenue	2,832	2,375
Cost of revenue:
Digital engagement services	583	855
Subscription and perpetual licenses	728	486
Total cost of revenue	1,311	1,341
Gross profit	1,521	1,034
Operating expenses:
Sales and marketing	1,076	814
General and administrative	754	778
Research and development	390	418
Depreciation and amortization	258	26
Goodwill impairment	-	3,732
Restructuring and acquisition related expenses	5	-
Total operating expenses	2,483	5,768
Loss from operations	(962)	(4,734)
Interest expense, net	-	(79)
Amortization of debt discount	-	(150)
Change in fair value of warrant liabilities	1,101	12
Income (loss) before income taxes	139	(4,951)
Provision for income taxes	3	4
Net income (loss)	136	(4,955)
Dividends on convertible preferred stock	(79)	(79)
Deemed dividend on amendment of Series A convertible preferred stock	(2,314)	-
Net loss applicable to common shareholders	$(2,257)	$(5,034)
Net loss per share attributable to common shareholders:
Basic net loss per share	$(0.81)	$(22.87)
Diluted net loss per share	$(0.81)	$(22.87)
Number of weighted average shares outstanding:
Basic	2,798,475	220,156
Diluted	2,798,475	220,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

 (in thousands)

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Net income (loss)	$136	$(4,955)
Other comprehensive income:
Net change in foreign currency translation adjustment	1	-
Comprehensive income (loss)	$137	$(4,955)

                                      The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (in thousands, except share data)

(Unaudited)

	For the Three Months Ended December 31, 2019
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2019	262,751	$-	2,798,475	$3	$75,620	$(71,489)	$(338)	$3,796
Stock-based compensation expense					30			30
Dividends on Series A convertible preferred stock						(79)		(79)
Deemed dividend on amendment of Series A convertible preferred stock (Note 8)					2,314	(2,314)		-
Net income						136		136
Foreign currency translation							1	1
Balance at December 31, 2019	262,751	$-	2,798,475	$3	$77,964	$(73,746)	$(337)	$3,884

	For the Three Months Ended December 31, 2018
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2018	262,364	$-	84,005	$-	$66,553	$(61,778)	$(351)	$4,424
Issuance of common stock, net of issuance costs	(54)		28,481	-	4,377			4,377
Stock-based compensation expense					97			97
Preferred B stock conversion to common			169,139					-
Dividends on Series A convertible preferred stock						(79)		(79)
Net loss						(4,955)		(4,955)
Cumulative effect of the adoption of ASC 606						78		78
Foreign currency translation							1	1
Balance at December 31, 2018	262,310	$-	281,625	$-	$71,027	$(66,734)	$(350)	$3,943

 The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$136	$(4,955)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of property and equipment	-	9
Amortization of intangible assets	237	4
Depreciation	16	20
Other amortization	5	15
Goodwill impairment	-	3,732
Amortization of debt discount	-	150
Change in fair value of warrant liabilities	(1,101)	(12)
Stock-based compensation	30	97
Changes in operating assets and liabilities
Accounts receivable	(273)	(546)
Prepaid expenses	(19)	28
Other current assets and other assets	28	(10)
Accounts payable and accrued liabilities	183	(499)
Deferred revenue	872	344
Other liabilities	(4)	68
Total adjustments	(26)	3,400
Net cash provided by (used in) operating activities	110	(1,555)
Cash flows from investing activities:
Software development capitalization costs	-	(11)
Purchase of property and equipment	-	(7)
Net cash used in investing activities	-	(18)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	4,376
Payments on bank line of credit	-	(201)
Payments on term notes from Montage Capital	-	(125)
Payments on promissory term notes	-	(941)
Cash dividends paid on Series A convertible preferred stock	-	(79)
Net cash provided by financing activities	-	3,030
Effect of exchange rate changes on cash and cash equivalents	2	-
Net increase in cash and cash equivalents	112	1,457
Cash and cash equivalents at beginning of period	296	644
Cash and cash equivalents at end of period	$408	$2,101
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$185
Income taxes	$3	$4
Non cash investing and financing activities:
Dividends accrued on convertible preferred stock	$79	$-

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, The Digital Engagement Company™ (the “Company”), helps customers maximize the performance of their full digital experience from websites and intranets to online stores and campaigns and integrates Web Content Management, eCommerce, Marketing Automation, Site Search, Authenticated Portals, Social Media Management, Translation and Web Analytics to help organizations deliver digital experiences.

The Bridgeline Unbound platform is delivered through a cloud-based SaaS (“Software as a Service”) multi-tenant business model, providing maintenance, daily technical operation and support; or via a traditional perpetual licensing business model, in which the software resides on a dedicated server in either the customer’s facility or hosted by Bridgeline via a cloud-based hosted services model.

OrchestraCMS, delivered through a cloud-based SaaS, is the only content and digital experience platform built 100% native on Salesforce and helps customers create compelling digital experiences for their customers, partners, and employees; uniquely combining content with business data, processes and applications across any channel or device, including Salesforce Communities, social media, portals, intranets, websites, applications and services.

Celebros Search, delivered through a cloud-based SaaS, is a commerce oriented, site search product that provides for Natural Language Processing with artificial intelligence to present very relevant search results based on long-tail keyword searches in seven languages.

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

The reverse stock split reduced the number of shares of the Company’s Common Stock authorized from 2.5 billion shares to 50 million shares. Proportional adjustments have been made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, restricted stock awards, and stock options, and to the number of shares issued and issuable under the Company’s Stock Incentive Plans. The Company did not issue any fractional shares in connection with the reverse stock split. Instead, any stockholder who would otherwise be entitled to receive a fractional share of Common Stock as a result of the reverse stock split was entitled to receive a cash payment in lieu thereof based on the average of the closing sales prices of a share of the Company’s Common Stock on the Nasdaq Capital Market during regular trading hours for the five consecutive trading days immediately preceding the Effective Date. The reverse stock split does not modify the rights or preferences of the Common Stock. The number of authorized shares of the Company’s Common Stock is 50 million shares and the par value remains $0.001.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The accompanying unaudited interim condensed consolidated financial statements for the three months ended December 31, 2018 and footnotes have been retroactively adjusted to reflect the effects of the 1-for-50 reverse stock split which occurred during the Company’s fiscal 2019 third quarter. All other periods presented were previously reported having given effect to the 1-for-50 reverse stock split.

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

The Company has zero debt at December 31, 2019. While the Company believes that future revenues and cash flows, as acquisitions completed in the fiscal 2019 second quarter continue to be integrated and a full year of operations occurs, will supplement its working capital and it has an appropriate cost structure to support future revenue growth, based upon its current working capital and projected cash flows in the next twelve months, the Company will need additional sources of financing in place in order to ensure its operations are adequately funded. No definitive agreements for additional financing are in place as of the issuance date of this Form 10-Q and there can be no assurances that additional sources of financing could be obtained on terms that are favorable or acceptable to us and that revenue growth and improvement in cash flows can be achieved. Accordingly, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance date of this Form 10-Q. No adjustments have been made to the accompanying condensed consolidated financial statements as a result of this uncertainty.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation. The operating results for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for the year ending September 30, 2020. The accompanying September 30, 2019 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2019 filed with the Securities and Exchange Commission on December 27, 2019.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation in the current period financial statements.  These reclassifications had no effect on the previously reported net loss.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases: Topic 842 (“ASU 2016-02” or “ASC 842”), which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new standard requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases.

The Company adopted the new lease standard during the fiscal 2020 first quarter using the effective date of October 1, 2019 as the date of initial application; therefore, the comparative prior periods presented have not been adjusted and continues to be reported under the previous lease standard. The Company applied the new standard using certain practical expedients, including:

●	the package of practical expedients, which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs;
●	the short-term lease recognition exemption, which does not require the recognition of a right-of-use (“ROU”) asset or lease liability for those leases that qualify;
●	accounting for lease components and nonlease components as a single lease component for all underlying classes of assets.

As a result of adopting the new standard, substantially all of the Company’s operating lease commitments were recognized as operating lease assets and liabilities, initially measured as the present value of future lease payments for the remaining lease term discounted using the Company’s incremental borrowing rate of 7.0%. At October 1, 2019, the adoption date, the Company recognized operating lease assets and liabilities of approximately $545.

The adoption of the new standard is non-cash in nature and had no impact on net cash flows from operating, investing or financing activities. See Note 12 for additional information regarding the Company’s lease arrangements and updated summary of significant accounting policies related to our leases.

Accounting Pronouncements Pending Adoption

Intangibles – Goodwill and Other - Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under the new standard, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

Fair Value

In August 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, with early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for smaller reporting companies for annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3.   Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consists of the following:

	As of December 31, 2019	As of September 30, 2019
Accounts receivable	$1,190	$1,067
Allowance for doubtful accounts	(104)	(88)
Accounts receivable, net	$1,086	$979

As of December 31, 2019, three customers represented approximately 19%, 18% and 10% of accounts receivable. As of September 30, 2019, three customers represented approximately 16%, 14% and 12% of accounts receivable. For the three months ended December 31, 2019, one customer represented approximately 12% of the Company’s total revenue. For the three months ended December 31, 2018, two customers represented approximately 18% and 19% of the Company’s total revenue.

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable, debt and warrant liabilities. The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, companies are required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

The Company believes the recorded values for accounts receivable and accounts payable and short-term debt approximate current fair values as of December 31, 2019 and September 30, 2019 because of their short-term nature and durations.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the market values of comparable public companies, considering among other factors, the use of multiples of earnings, and adjusted to reflect the restrictions on the ability of our shares to trade in an active market. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The significant inputs and assumptions utilized were as follows:

	As of December 31, 2019		As of September 30, 2019
	Montage Capital	Series C Preferred	Montage Capital	Series C Preferred
Volatility	78%	81.1%	71%	80.9%
Risk-free rate	1.74%	1.70%	1.59%	1.59%
Stock price	$1.54	$1.54	$1.91	$1.91

The Company recognized gains of $1,101 and $12 for the three months ended December 31, 2019 and 2018, respectively. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a decline in stock price, to the Monte Carlo option-pricing model.

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2019 and September 30, 2019 are as follows:

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$13	$13
Warrant liability - Series A, B and C	-	-	2,400	2,400
Total Liabilities	$-	$-	$2,413	$2,413

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$14	$14
Warrant liability - Series A, B and C	-	-	3,500	3,500
Total Liabilities	$-	$-	$3,514	$3,514

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liabilities:

Three Months Ended December 31, 2019
Balance at beginning of period, October 1, 2019	$3,514
Additions	-
Exercises	-
Adjustment to fair value	(1,101)
Balance at end of period, December 31, 2019	$2,413

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of December 31, 2019	As of September 30, 2019
Domain and trade names	$28	$52
Customer related	1,897	2,032
Technology	1,344	1,425
Balance at end of period	$3,269	$3,509

Total amortization expense was $237 and $4 related to intangible assets for the three months ended December 31, 2019 and 2018, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2020 (remaining), 2021, 2022, 2023, 2024 and thereafter is $661, $858, $763, $682, $296 and $9, respectively.

6.   Restructuring Expenses

Commencing in fiscal 2015 and through fiscal 2020, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease spaces are currently contractually occupied by new sub-tenants for the remaining life of the lease. In the fiscal 2017 second quarter, the Company initiated a plan to shut down its operations in India, which is expected to be completed in the first half of fiscal 2020. All of these estimates and assumptions are monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the Condensed Consolidated Statement of Operations.

As of December 31, 2019 and September 30, 2019, $25 and $75, respectively, was reflected in Accrued liabilities in the Condensed Consolidated Balance Sheets.

7.   Debt

During the three months ended December 31, 2018, the Company had a Line of Credit with Heritage Bank of Commerce (the “Line of Credit”) and a term loan with Montage Capital II, L.P. (the “Montage Loan”).   Borrowings under the Line of Credit accrued interest at the Wall Street Journal Prime Rate plus 1.75% (7.25% at December 31, 2018) and the Montage Loan bore interest at 12.75% per annum.  During the three months ended December 31, 2018, interest expense was approximately $70 related to the Line of Credit and Montage Loan.  The Company no longer maintains nor are any future borrowings available under the Line of Credit.

As more fully described in Note 8, in the fiscal 2019 second quarter, the Company concluded a private offering of Series C Convertible Preferred Stock, par value $0.001 per share.  Proceeds were used, among other things, to pay-off in full the outstanding amounts on the Line of Credit and Montage Loan.  As of and during the three months ended December 31, 2019, the Company had no debt and did not incur any related interest expense.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

8.   Stockholders’ Equity

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal (i) to the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion.

On December 31, 2019 (the “Amendment Date”), the Company filed a First Amended and Restated Certificate of Designations of the Series A Convertible Preferred Stock (the “Series A Amendment”) with the Secretary of State for the State of Delaware, which amended and restated the Series A Preferred Stock, as more particularly set forth below:

Conversion Price: Reduces the conversion price from $812.50 per share to $1.75 per share, subject to adjustment in the event of stock splits or stock dividends.

Mandatory Conversion: The Company has the right, in its sole discretion, to require the holders to convert shares of the Series A Preferred Stock into Conversion Shares if (i) the Company’s common stock has closed at or above $2.28 ($32.50 prior to the Series A Amendment) for fifteen (ten prior to the Series A Amendment) consecutive trading days and (ii) the Conversion Shares are (a) registered for resale on an effective registration statement or (b) may be resold pursuant to Rule 144.

Company’s Redemption Option: The Company may redeem all or a portion of the outstanding shares of Series A Preferred Stock, at its option, provided that the Company provide ten business days’ prior written notice of its intent to redeem the Series A Preferred Stock to the holder and in cash at a price per share of Series A Preferred Stock equal to 100% of the Stated Value of such shares of Series A Preferred Stock plus all accrued and unpaid dividends. Notwithstanding, the holder may convert its Series A Preferred Stock prior to the exercise of the Company’s redemption option.

Dividends: Each outstanding share of Series A Preferred Stock is entitled to receive cumulative dividends, payable quarterly in arrears, at a rate of 5% per annum for the first eighteen months commencing on January 1, 2020 after which time the dividend rate will increase to 12% per annum (the dividend rate was 12% per annum prior to the Series A Amendment). Dividends are payable in cash or, at the election of the Company, by delivery of additional shares (“PIK Shares”) of Series A Preferred Stock, subject to a cap of 64,000 PIK Shares, in the aggregate. Any accrued but unpaid dividends on the shares of Preferred Stock to be converted shall also be converted into common stock at the conversion price.

In the event of any liquidation, dissolution, or winding up of the Company, the holders of shares of Series A Preferred Stock will be entitled to receive in preference to the holders of common stock, the amount equal to the Stated Value per share of Series A Preferred Stock plus declared and unpaid dividends, if any. After such payment has been made, the remaining assets of the Company will be distributed ratably to the holders of common stock. The Series A Preferred Stock shall vote with the Common Stock on an as converted basis.

Prior to fiscal 2019, the Company had issued 64,000 shares of Series A Preferred Stock as PIK Shares to the Series A preferred shareholders, which is the maximum amount of cumulative PIK Shares authorized. Therefore, all future dividend payments will be cash dividends.

The Company determined that the Series A Amendment represents an extinguishment for accounting purposes. In making this determination, the Company considered the significance of the contractual terms added and revisions to existing contractual terms, including, but not limited to, the significant change in the conversion price and the addition of the Company’s redemption option. These additions and revisions to existing contractual terms were considered to be qualitatively significant. The extinguishment of equity-classified convertible preferred stock is recognized as a deemed dividend measured as the difference between (1) the fair value of the consideration transferred; that is, the Series A Preferred Stock, as amended, and (2) the carrying value of the Series A Preferred Stock. At the Amendment Date, the fair value of the Series A Preferred Stock, as amended, was approximately $2,629 and its carrying value was approximately $315, resulting in a deemed dividend of $2,314 recognized as an increase to accumulated deficit and an increase to additional paid-in capital and is included as a component of net loss applicable to common shareholders. The estimated Amendment Date fair value of the Series A Preferred Stock was determined using the present value of probability weighted scenario analysis based on the per share publicly traded closing stock price of the Company’s common stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Series B Convertible Preferred Stock

On October 16, 2018, in connection with a public offering, the Company issued 4,288 Series B Convertible Preferred Stock, par value $0.001 per share, with each share of Series B Convertible Preferred Stock convertible into 40 shares of the Company’s common stock at a conversion price of $25.00 per share. As of December 31, 2019 and September 30, 2019, all of the shares of Series B Convertible Preferred Stock were converted into 171,520 shares of common stock.

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

At the time of issuance, no shares of Series C Preferred stock could be converted into Conversion Shares and no Series C Preferred Warrants could be exercised for shares of Common Stock, unless and until such time that the Company had obtained approval from its stockholders, at an annual or special meeting or via written consent, to (i) issue the Conversion Shares and warrants upon the conversion and exercise of the Series C Preferred stock and associated warrants, respectively, which number of shares in the aggregate exceeds 20% of the Company’s shares of Common Stock issued and outstanding immediately prior to the Closing Date, as required by Nasdaq Marketplace Rule 5635(d) (the “Issuance Approval”), and (ii) amend its Amended and Restated Certificate of Incorporation, as amended (“Charter”) to increase the number of shares of Common Stock available for issuance thereunder (or effect a reverse stock split of its issued and outstanding shares of Common Stock so as to effectively increase the number of shares of Common Stock available for issuance) by a sufficient amount to permit the conversion of all outstanding Series C Preferred stock into Conversion Shares and all Series C Preferred Warrants into warrant shares (the “Authorized Share Approval,” and together with the Issuance Approval, the “Stockholder Approvals”). In addition, the Company may not effect, and a Purchaser will not be entitled to, convert the Series C Preferred stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of Common Stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The Stockholder Approvals were obtained on April 26, 2019 and the Company’s Charter was amended on April 29, 2019. As of December 31, 2019, a total of 9,786.5 shares of Series C Preferred stock have been converted to 1,087,443 shares of Common Stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company determined that the Series C Preferred stock and the Series C Preferred Warrants are each separate freestanding financial instruments issued in a single transaction (the Private Placement) and that the Series C Warrants have been determined to be derivative liabilities, which are measured at fair value on a recurring basis. The net proceeds of that single transaction were allocated to each of the freestanding financial instruments based on their fair values. The purchase price was allocated to the Series C Preferred Warrants first leaving no value for the Series C Preferred stock, as the Series C Warrants were fair valued at $21.5 million and the total proceeds were only $10.3 million. The final allocation of the proceeds resulted in a charge against income of $11.2 million for the excess of the fair value over the net proceeds, which was recorded in the fiscal 2019 second quarter.

Common Stock

Public Offering

On October 16, 2018, the Company issued and sold in a public offering (the “Offering”) an aggregate of (i) 28,480 Class A Units (the “Class A Units”) at a price of $25.00 per Class A Unit, consisting of (i) one share of the Company’s common stock and one five-year warrant to purchase one share of Company common stock at an exercise price of $25.00 per share and (ii) 4,288 Class B Units,  consisting of one share of Series B Convertible Preferred Stock and a Warrant to purchase one share of common stock. The net proceeds to the Company from the Offering, after deducting the underwriter’s fees and expenses, were approximately $4.4 million.

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

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. As of December 31, 2019, there were 3,246 options outstanding under the Plan. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. In November 2019, the Company increased the number of common shares available for issuance under the 2016 Plan from 10,000 shares to 800,000 shares. There were no revisions to exercise prices, terms or any other underlying provisions of existing stock options outstanding. As of December 31, 2019, there were 686,955 options outstanding and 113,045 shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the Condensed Consolidated Statements of Operations with a portion charged to Cost of Revenue and a portion to Operating Expenses depending on the employee’s department.  During the three months ended December 31, 2019 and 2018,  compensation expense related to share-based payments was as follows:

	Three Months Ended December 31,
	2019	2018
Cost of revenue	$2	$4
Operating expenses	28	93
	$30	$97

As of December 31, 2019, the Company had approximately $515 of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.7 years.

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

Montage Warrant - As additional consideration for the Montage Loan, the Company issued to Montage Capital an eight-year warrant (the “Montage Warrant”) to purchase 1,326 shares of the Company’s common stock at a price equal to $132.50 per share. The Montage Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage Capital has the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Montage Warrant will be surrendered to the Company for cancellation. The fair value of the Montage warrant liability at December 31, 2019 and September 30, 2019 was $13 and $14, respectively.

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

During the three months ended December 31, 2019, no warrants were exercised. As of December 31, 2019, a total of 1,351,217 shares of Series C Warrants have been exercised and no Series A, B or placement agents warrants exercised. The fair value of the total warrant liability related to the Series A, B and C warrants and the placement agent warrants at December 31, 2019 and September 30, 2019 was $2,400 and $3,500, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Total warrants outstanding as December 31, 2019 were as follows:

	Issue
Type	Date	Shares	Price	Expiration
Director/Shareholder	2/12/2015	240	$1,000.00	2/12/2020
Director/Shareholder	5/12/2015	240	$1,000.00	5/12/2020
Director/Shareholder	12/31/2015	120	$1,000.00	12/31/2020
Placement Agent	5/17/2016	1,736	$187.50	5/17/2021
Placement Agent	5/11/2016	1,067	$187.50	5/11/2021
Placement Agent	7/15/2016	880	$230.00	7/15/2021
Investors	11/9/2016	4,271	$175.00	5/9/2022
Director/Shareholder	12/31/2016	120	$1,000.00	12/31/2021
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Director/Shareholder	12/31/2017	120	$1,000.00	12/31/2021
Investors	10/19/2018	3,120	$25.00	10/19/2023
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	3/12/2019	159,236	$4.00	10/19/2023
Investors	3/12/2019	2,556,875	$4.00	9/12/2024
Investors	3/12/2019	2,556,875	$4.00	9/12/2021
Investors	3/12/2019	69,295	$0.05	9/12/2024
Placement Agent	3/12/2019	127,848	$4.00	9/12/2024
Total		5,493,370

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended December 31, 2019, the Company granted options to purchase 681,353 shares at an exercise price of $1.40, of which 70,000 shares vest on November 20, 2020 and the remainder vest ratably over a three-year period commencing November 20, 2019 and 1,000 shares at an exercise price of $1.61 which vest ratably over a three-year period commencing on December 2, 2019. All such options granted expire ten years from the date of grant.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the three months ended December 31, 2019, are as follows:

Weighted-average fair value per share option	$0.96
Expected life (in years)	6.0
Volatility	76.29%
Risk-free interest rate	1.61%
Dividend yield	0.0%

The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise based on historical trends of employee turnover. Expected volatility is based on historical daily price changes of the Company’s common stock for a period equal to the expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The expected dividend yield is zero since the Company does not currently pay cash dividends on its common stock and does not anticipate doing so in the foreseeable future.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

A summary of combined stock option and warrant activity for the three months ended December 31, 2019 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2019	7,848	$306.41	5,493,857	$4.54
Granted	682,353	1.40	-	-
Exercised	-	-	-	-
Forfeited/Exchanged	-	-	-	-
Expired	-	-	(487)	904.90
Outstanding, December 31, 2019	690,201	$4.63	5,493,370	$4.46
Options vested and exercisable, December 31, 2019	5,576	$307.46

As of December 31, 2019, the aggregate intrinsic value of options outstanding and exercisable was $95 and $0, respectively, and the weighted average remaining contractual term was 9.8 and 6.2 years, respectively.

9.   Net Loss Per Share Attributable to Common Shareholders

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding.  Diluted net loss per share attributable to common shareholders is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible preferred stock using the “as-if-converted” method.  The computation of diluted earnings per share does not include the effect of outstanding stock options, warrants and convertible preferred stock that are considered anti-dilutive.

For the three months ended December 31, 2019 and 2018, diluted net loss per share was the same as basic net loss per share as the effects of all the Company’s potential common stock equivalents are anti-dilutive as the Company reported a net loss applicable to common shareholders for the periods and the impact of in-the-money warrants were also anti-dilutive. Potential common stock equivalents excluded include the Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, stock options and warrants (see Note 8).

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended December 31,
Revenues:	2019	2018
United States	$2,405	$2,353
International	427	22
	$2,832	$2,375

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Three Months Ended December 31,
Revenues:	2019	2018
Digital Engagement Services	$1,096	$1,073
Subscription	350	764
Perpetual Licenses	1,044	154
Maintenance	85	127
Hosting	257	257
	$2,832	$2,375

Deferred Revenue

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent deferred revenue included in Other long-term liabilities.   As of December 31, 2019, approximately $5 of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 99% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

The following table summarizes the classification and net change in deferred revenue as of and for the three months ended December 31, 2019:

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2019	$1,262	$8
Increase(decrease)	701	(3)
Balance as of December 31, 2019	$1,963	$5

Deferred Capitalized Commission Costs

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts are deferred and amortized on a straight-line basis over a period of approximately three years.  The Company evaluated both qualitative and quantitative factors, including the estimated life cycles of its offerings, renewal rates, and its customer attrition to determine the amortization periods for the capitalized costs. The initial amortization period is generally the customer contract term, which is typically thirty-six (36) months, with some exceptions. Deferred capitalized commission that will be recognized as expense during the succeeding 12-month period is recognized as current deferred capitalized commission costs, and the remaining portion is recognized as long-term deferred capitalized commission costs. Total deferred capitalized commissions were $48 and $70 as of December 31, 2019 and September 30, 2019, respectively. Current deferred capitalized commission costs are included in Other current assets in the Condensed Consolidated Balance Sheets and noncurrent deferred capitalized commission costs are included in Other assets in the Condensed Consolidated Balance Sheets. Amortization expense was $5 and $15 for the three months ended December 31, 2019 and 2018, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

11.  Income Taxes

Income tax expense was $3 and $4 for the three months ended December 31, 2019 and 2018, respectively. Income tax expense consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carry forwards are estimated to be sufficient to offset any potential taxable income for all periods presented.

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. The Company is also a lessee/sublessor for certain office locations relating to its restructuring plans commenced in fiscal 2015.

Determination of Whether a Contract Contains a Lease

We determine if an arrangement is a lease at inception or modification of a contract, and classify each lease as either an operating or finance lease at commencement. The Company reassesses lease classification subsequent to commencement upon a change to the expected lease term or a modification to the contract. Operating leases represent the Company’s right to use an underlying asset as lessee for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease.

A contract contains a lease if the contract conveys the right to control the use of the identified property or equipment, explicitly or implicitly, for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and obtain substantially all of the economic benefit from the use of the underlying asset. At commencement, contracts containing a lease are further evaluated for classification as an operating lease or finance lease based on their terms.

ROU Model and Determination of Lease Term

The Company uses the ROU model to account for leases, which requires an entity to recognize a lease liability and ROU asset on the lease commencement date.  A lease liability is measured equal to the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rates implicit in the Company’s leases are not readily determinable.  The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  Lease payments include payments made before the commencement date and any residual value guarantees, if applicable.  The initial ROU asset consists of the initial measurement of the lease liability, adjusted for any payments made before the commencement date, initial direct costs and lease incentives earned.  When determining the lease term, the Company includes option periods when it is reasonably certain that those options will be exercised.

Lease Costs

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as operating lease costs on a straight-line basis over the applicable lease terms. Some operating lease arrangements include variable lease costs, including real estate taxes, insurance, common area maintenance or increases in rental costs related to inflation. Such variable payments, other than those dependent upon a market index or rate, are excluded from the measurement of the lease liability and are expensed when the obligation for those payments is incurred.

Significant Assumptions and Judgements

Management makes certain estimates and assumptions regarding each new lease and sublease agreement, renewal and amendment, including, but not limited to, property values, market rents, useful life of the underlying property, discount rate and probable term, all of which can impact (a) the classification as either an operating or finance lease, (2) measurement of lease liabilities and right-of-use assets and (3) the term over which the right-of-use asset and leasehold improvements are amortized. The amount of depreciation and amortization, interest and rent expense would vary if different estimates and assumptions were used.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The components of net lease costs were as follows:

Three Months Ended December 31, 2019
Condensed Consolidated Statement of Operations:
Operating lease cost	$83
Variable lease cost	5
Less: Sublease income, net	(27)
Total	$61

Cash paid for amounts included in the measurement of lease liabilities was $57 for the three months ended December 31, 2019, which all represents operating cash flows from operating leases. As of December 31, 2019, the weighted average remaining lease term was 3.0 years and the weighted average discount rate was 7.0%.

At December 31, 2019, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2020 (a)	$194	$46	$148
2021	114	-	114
2022	88	-	88
2023	88	-	88
2024	30	-	30
Total lease commitments	$514	$46	$468
Less: Amount representing interest	(52)
Present value of lease liabilities	$462
Less: current portion	(209)
Operating lease liabilities, net of current portion	$253

At September 30, 2019, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2020	$152	$73	$79
2021	12	-	12
Total lease commitments	$164	$73	$91

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

In January 2020, the Company entered into a new lease arrangement for its offices in Woodbury, New York.  Future minimum non-cancellable lease payments under the new lease are as follows:

2020	$40
2021	79
2022	82
2023	85
2024	88
Thereafter	60
Total lease commitments	$434

13.  Related Party Transactions

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

14.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of December 31, 2019, the Company was not engaged with any material legal proceedings.

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

OrchestraCMS, delivered through a cloud-based SaaS, is the only content and digital experience platform built 100% native on Salesforce and helps customers create compelling digital experiences for their customers, partners, and employees; uniquely combining content with business data, processes and applications across any channel or device including Salesforce Communities, social media, portals, intranets, websites, applications and services.

Celebros Search, delivered through a cloud-based SaaS, is a commerce oriented, site search product that provides for Natural Language Processing with artificial intelligence to present very relevant search results based on long-tail keyword searches in seven languages.

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

Customer Information

For the three months ended December 31, 2019, one customer represented approximately 12% of the Company’s total revenue. For the three months ended December 31, 2018, two customers represented approximately 18% and 19% of the Company’s total revenue.

Results of Operations for the Three Months Ended December 31, 2019 compared to the Three Months Ended December 31, 2018

Total revenue for the three months ended December 31, 2019 was $2.8 million and $2.4 million for the three months ended December 31, 2018. We had net income of $136 thousand for the three months ended December 31, 2019 and a net loss of ($5.0) million for the three months ended December 31, 2018. Included in net income for the three months ended December 31, 2019 was a gain of $1.1 million as a result of the change in fair value of certain warrant liabilities.  Included in the net loss for the three months ended December 31, 2018 was a goodwill impairment charge of $3.7 million. On December 31, 2019 the Company amended its Series A Convertible Preferred Stock resulting in a deemed dividend of $2.3 million charged against net income to arrive at net loss applicable to common shareholders for purposes of calculating earnings per share. Basic net loss per share attributable to common shareholders was ($0.81) for the three months ended December 31, 2019 and ($22.87) for the three months ended December 31, 2018.

(in thousands)	Three Months Ended December 31,
			$	%
	2019	2018	Change	Change
Revenue
Digital engagement services	$1,096	$1,073	$23	2%
% of total net revenue	39%	45%
Subscription and perpetual licenses	1,736	1,302	434	33%
% of total net revenue	61%	55%
Total net revenue	2,832	2,375	457	19%

Cost of revenue
Digital engagement services	583	855	(272)	(32%)
% of digital engagement services revenue	53%	80%
Subscription and perpetual licenses	728	486	242	50%
% of subscription and perpetual revenue	42%	37%
Total cost of revenue	1,311	1,341	(30)	(2%)
Gross profit	1,521	1,034	487	47%
Gross profit margin	54%	44%

Operating expenses
Sales and marketing	1,076	814	262	32%
% of total revenue	38%	34%
General and administrative	754	778	(24)	(3%)
% of total revenue	27%	33%
Research and development	390	418	(28)	(7%)
% of total revenue	14%	18%
Depreciation and amortization	258	26	232	892%
% of total revenue	9%	1%
Goodwill impairment	-	3,732	(3,732)	(100%)
% of total revenue	0%	157%
Restructuring and acquisition related expenses	5	-	5	100%
% of total revenue	0%	0%
Total operating expenses	2,483	5,768	(3,285)	(57%)

Loss from operations	(962)	(4,734)	3,772	(80%)
Interest expense, net	-	(79)	79	(100%)
Amortization of debt discount	-	(150)	150	(100%)
Other income, net	1,101	12	1,089	9,075%
Income (loss) before income taxes	139	(4,951)	5,090	(103%)
Provision for income taxes	3	4	(1)	(25%)

Net income/(loss)	$136	$(4,955)	$5,091	(103%)

Non-GAAP Measure:
Adjusted EBITDA	$(669)	$(1,016)	$347	(34%)

Revenue

Our revenue is derived from two sources: (i) digital engagement services and (ii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of implementation and retainer related services. In total, revenue from digital engagement services increased $23 thousand, or 2%, to $1.1 million for the three months ended December 31, 2019 compared to $1.1 million for the three months ended December 31, 2018. The increase compared to the prior period is primarily due to revenues of $688 thousand generated from our two acquisitions completed in the fiscal 2019 second quarter, partially offset by decreases in new service engagements. Digital engagement services revenue as a percentage of total revenue decreased to 39% from 45% for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease as a percentage of total revenue is attributable to increases in revenues generated from subscription and perpetual licenses during the three months ended December 31, 2019.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $434 thousand, or 33%, to $1.7 million for the three months ended December 31, 2019 compared to $1.3 million for the three months ended December 31, 2018.  The increase compared to the prior period is primarily due to license revenues of $310 realized from our two acquisitions completed in the fiscal 2019 second quarter. Subscription and perpetual license revenue as a percentage of total revenue increased to 61% from 55% for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase as a percentage of total revenue is attributable to the overall decreases in digital engagement services revenue.

Costs of Revenue

Total cost of revenue decreased $30 thousand, or 2%, to $1.3 million for the three months ended December 31, 2019 compared to $1.3 million for the three months ended December 31, 2018. The gross profit margin increased to 54% for the three months ended December 31, 2019, compared to 44% for the three months ended December 31, 2018. The increase in the gross profit margin compared to the prior period is attributable to decreases in headcount.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $272 thousand, or 32%, to $583 thousand for the three months ended December 31, 2019 compared to $855 thousand for the three months ended December 31, 2018. The decrease is primarily due to a decrease in headcount. The cost of digital engagement services as a percentage of digital engagement services revenue decreased to 53% for the three months ended December 31, 2019 compared to 80% for the three months ended December 31, 2018.   The decrease as a percentage of revenues compared to the prior period is primarily due to decrease in headcount and third-party subcontractor costs.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $242 thousand, or 50%, to $728 thousand for the three months ended December 31, 2019 compared to $486 thousand for the three months ended December 31, 2018. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 42% for the three months ended December 31, 2019 compared to 37% for the three months ended December 31, 2018. These increases are attributable to fixed costs to operate our cloud-based hosting model with Amazon Web Services and variable internal support costs.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $262 thousand, or 32%, to $1.1 million for the three months ended December 31, 2019 compared to $814 thousand for the three months ended December 31, 2018.  Sales and marketing expenses represented 38% and 34% of total revenue for the three months ended December 31, 2019 and 2018, respectively. The increases compared to the prior period are attributable to an increase in headcount from acquisitions.

General and Administrative Expenses

General and administrative expenses decreased $24 thousand, or 3%, to $754 thousand for the three months ended December 31, 2019 compared to $778 thousand for the three months ended December 31, 2018.  General and administrative expenses represented 27% and 33% of total revenue for the three months ended December 31, 2019 and 2018, respectively. The decrease in expense was due to decrease in headcount and personnel expenses.

Research and Development

Research and development expense decreased $28 thousand, or 7%, to $390 thousand for the three months ended December 31, 2019 compared to $418 thousand for the three months ended December 31, 2018.  Research and development expenses represented 14% and 18% of total revenue for the three months ended December 31, 2019 and 2018, respectively. The decrease as a percentage of revenues compared to the prior period is attributable to the increases in revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $232 thousand, or 892%, to $258 thousand for the three months ended December 31, 2019 compared to $26 thousand for the three months ended December 31, 2018.  The increase is primarily due to amortization of intangible assets resulting from acquisitions. Amortization expense was $237 thousand and $4 thousand for the three months ended December 31, 2019 and 2018, respectively. Depreciation and amortization represented 9% and 1% of total revenue for the three months ended December 31, 2019 and 2018, respectively.

Goodwill Impairment

The Company performed an interim impairment test for the three months ended December 31, 2018, which resulted in an impairment charge of $3.7 million. An impairment charge is recognized for the amount by which the carrying amount exceeds the Company’s fair value. There was no impairment charges for the three months ended December 31, 2019.

Net Loss

Loss from Operations

The loss from operations was ($1.0) million for three months ended December 31, 2019 compared to a loss of ($4.7) million for the three months ended December 31, 2018. Operating expenses decreased $3.3 million, or 57%, to $2.5 million for the three months ended December 31, 2019 compared to $5.8 million for the three months ended December 31, 2018. The decreases for the three months ended December 31, 2019 are primarily attributable to a goodwill impairment charge of $3.7 million which occurred in the prior period and similar charges did not recur.

Other Income (Expense), net

In the three months ended December 31, 2019, we recorded a gain related to the change in fair value of derivative liabilities of $1.1 million compared to $12 thousand for the three months ended December 31, 2018. During the three months ended December 31, 2018, interest expense, inclusive of amortization of debt discounts, was $229. During the three months ended December 31, 2019, we did not have any interest expense as we did not have any debt outstanding.

Income Taxes

The provision for income tax expense was $3 thousand and $4 thousand for the three months ended December 31, 2019 and 2018, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset any potential taxable income.

Adjusted EBITDA

We also measure our performance based on a non-GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, impairment of goodwill and intangible assets, non-cash warrant related expenses, change in fair value of derivative instruments and restructuring and acquisition related charges (“Adjusted EBITDA”).

We believe this non-GAAP financial measure of Adjusted EBITDA is useful to management and investors in evaluating our operating performance for the periods presented and provide a tool for evaluating our ongoing operations.

Adjusted EBITDA, however, is not a measure of operating performance under U.S. GAAP and should not be considered as an alternative or substitute for U.S. GAAP profitability measures such as (i) loss from operations and net loss, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with U.S. GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, goodwill impairment, restructuring charges, loss on disposal of assets, other amortization, changes in fair value of warrant liabilities and stock-based compensation, and therefore does not represent an accurate measure of profitability.  As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for a complete analysis of our profitability, as net loss includes the financial statement impact of these items and is the most directly comparable U.S. GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under U.S. GAAP.

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended December 31,
	2019	2018
Net income (loss)	$136	$(4,955)
Provision for income tax	3	4
Interest expense, net	-	79
Change in fair value of warrants	(1,101)	(12)
Amortization of intangible assets	237	4
Depreciation	16	20
Goodwill impairment	-	3,732
Restructuring and acquisition related charges	5	-
Other amortization	5	15
Stock based compensation	30	97
Adjusted EBITDA	$(669)	$(1,016)

Adjusted EBITDA increased year over year, which is primarily attributable to increases in revenues and cost control measures.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by in operating activities was $110 thousand for the three months ended December 31, 2019 compared to cash used in operating activities of $1.6 million for the three months ended December 31, 2018. The change in cash provided by operating activities compared to the prior period was primarily due to a decrease in loss from operations and increases in deferred revenue and accounts payable.

Investing Activities

We did not have any cash flows from investing activities for the three months ended December 31, 2019 compared to cash used in investing activities of $18 thousand for the three months ended December 31, 2018.   The Company does not expect material expenditures for property and equipment during the 2020 fiscal year.

Financing Activities

We did not have any cash flows from investing activities for the three months ended December 31, 2019 compared to cash provided by financing activities of $3.0 million for the three months ended December 31, 2018.  Cash provided by financing activities for the three months ended December 31, 2018 was attributable to the public offering in October 2018, partially offset by repayments of term and promissory notes.

Capital Resources and Liquidity Outlook

At December 31, 2019, the Company had no debt. While the Company believes that future revenues and cash flows, as we continue to integrate and realize a full year of operations from acquisitions completed in the fiscal 2019 second quarter, will supplement its working capital and it has an appropriate cost structure to support future revenue growth, based upon its current working capital and projected cash flows in the next twelve months, the Company will need additional sources of financing in place in order to ensure its operations are adequately funded. No definitive agreements for additional financing are in place as of the date of this Form 10-Q and there can be no assurances that additional sources of financing could be obtained on terms that are favorable or acceptable to us and that revenue growth and improvement in cash flows can be achieved. Accordingly, management believes there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance of this Form 10-Q.

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

Commitments and Contingencies

As of December 31, 2019, we have no material commitments or contingencies.

Critical Accounting Policies

These critical accounting policies and estimates by our management were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2019.

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

Revenue Recognition

The Company derives its revenue from two sources: (i) Software Licenses, which are comprised of subscription fees ("SaaS"), perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses and (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering, search. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS” do not take possession of the software.

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

Accounting for Stock-Based Compensation

At December 31, 2019, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options. The two plans are more fully described in Note 13 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2019.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2019.

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

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2019.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities in the three months ended December 31, 2019.

Item 6.          Exhibits.

Exhibit No.	Description of Document

1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to our Form 8-K filed on October 19, 2018)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 5, 2015)

3.3	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014)

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 10-Q filed on February 17, 2015)

3.5	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 19, 2018)

3.6	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on December 14, 2018)

3.7	Certificate of Designations of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 13, 2019)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated April 26, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 26, 2019)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 1, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 1, 2019)

4.1	Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K Filed on November 4, 2016)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 19, 2018)

4.3	Form of Warrants (incorporated by reference to Exhibits 4.1, 4.2 ,4.3, 4.4 and 4.5 to our Form 8-K filed on March 13, 2019)

4.4	Registration Rights Agreement, dated March 12, 2019, by and between Bridgeline Digital, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K Filed on March 13, 2019)

10.1*	Employment Agreement with Mark G. Downey dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on July 3, 2019)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

February 13, 2020	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

February 13, 2020	/s/ Mark Downey
Date	Mark Downey Chief Financial Officer (Principal Financial and Accounting Officer)