Form 10-Q
period 2020-03-31
Bridgeline Digital, Inc.
filed 2020-05-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-139298

Bridgeline Digital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2263942
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

100 Sylvan Road, Suite G7000
Woburn, Massachusetts	01801
(Address of Principal Executive Offices)	(Zip Code)

(781) 376-5555
(Registrant’s telephone number, including area code) (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)   ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ Emerging growth company ☐	Smaller reporting company ☒

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of May 11, 2020 was 3,412,281.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2020

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2020

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

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

(Unaudited)

	March 31, 2020	September 30, 2019
ASSETS

Current assets:
Cash and cash equivalents	$234	$296
Accounts receivable, net	874	979
Prepaid expenses	299	351
Other current assets	30	49
Total current assets	1,437	1,675
Property and equipment, net	267	299
Operating lease assets	385	-
Intangible assets, net	3,040	3,509
Goodwill	5,557	5,557
Other assets	101	115
Total assets	$10,787	$11,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of operating lease liabilities	$157	$-
Accounts payable	2,236	1,740
Accrued liabilities	1,159	835
Deferred revenue	1,739	1,262
Total current liabilities	5,291	3,837

Operating lease liabilities, net of current portion	228	-
Warrant liabilities	593	3,514
Other long term liabilities	5	8
Total liabilities	6,117	7,359

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock:
11,000 shares authorized; 441 shares issued and outstanding at March 31, 2020 and September 30, 2019	-	-
Series A Convertible Preferred stock:
264,000 shares authorized; 154,894 shares at March 31, 2020 and 262,310 shares at September 30, 2019, issued and outstanding (liquidation preference $1,734 at March 31, 2020)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized;
3,412,281 shares at March 31, 2020 and 2,798,475 shares at September 30, 2019, issued and outstanding	3	3
Additional paid-in capital	78,014	75,620
Accumulated deficit	(72,951)	(71,489)
Accumulated other comprehensive loss	(396)	(338)
Total stockholders’ equity	4,670	3,796
Total liabilities and stockholders’ equity	$10,787	$11,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net revenue:
Digital engagement services	$899	$911	$1,995	$1,984
Subscription and perpetual licenses	1,839	1,285	3,575	2,587
Total net revenue	2,738	2,196	5,570	4,571
Cost of revenue:
Digital engagement services	457	571	1,026	1,421
Subscription and perpetual licenses	727	1,036	1,517	1,675
Total cost of revenue	1,184	1,607	2,543	3,096
Gross profit	1,554	589	3,027	1,475
Operating expenses:
Sales and marketing	786	945	1,818	1,702
General and administrative	723	744	1,472	1,431
Research and development	426	489	816	907
Depreciation and amortization	249	78	507	104
Goodwill impairment	-	-	-	3,732
Restructuring and acquisition related expenses	367	304	372	304
Total operating expenses	2,551	2,560	4,985	8,180
Loss from operations	(997)	(1,971)	(1,958)	(6,705)
Interest expense and other, net	(1)	(104)	(1)	(333)
Amortization of debt discount	-	(221)	-	(221)
Warrant liability expense	-	(11,272)	-	(11,272)
Change in fair value of warrant liabilities	1,820	1,046	2,921	1,058
Income (loss) before income taxes	822	(12,522)	962	(17,473)
Provision for income taxes	-	-	3	4
Net income (loss)	822	(12,522)	959	(17,477)
Dividends on convertible preferred stock	(27)	(78)	(106)	(157)
Deemed dividend on amendment of Series A convertible preferred stock	-	-	(2,314)	-
Net income (loss) applicable to common shareholders	$795	$(12,600)	$(1,461)	$(17,634)
Net income (loss) per share attributable to common shareholders:
Basic	$0.25	$(41.52)	$(0.49)	$(67.36)
Diluted	$0.17	$(41.52)	$(0.50)	$(67.36)
Number of weighted average shares outstanding:
Basic	3,124,174	303,443	2,960,435	261,800
Diluted	4,412,935	303,443	3,027,147	261,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

 (in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$822	$(12,522)	$959	$(17,477)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(59)	1	(58)	1
Comprehensive income (loss)	$763	$(12,521)	$901	$(17,476)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (in thousands, except share data)

(Unaudited)

	For the Three and Six Months Ended March 31, 2020
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2019	262,751	$-	2,798,475	$3	$75,620	$(71,489)	$(338)	$3,796
Stock-based compensation expense					30			30
Dividends on Series A convertible preferred stock						(79)		(79)
Deemed dividend on amendment of Series A convertible preferred stock (Note 8)					2,314	(2,314)		-
Net income						136		136
Foreign currency translation							1	1
Balance at December 31, 2019	262,751	$-	2,798,475	$3	$77,964	$(73,746)	$(337)	$3,884
Issuance of common stock - warrant exercises								-
Series A convertible preferred stock conversion to common	(107,416)		613,806					-
Stock-based compensation expense					50			50
Dividends on Series A convertible preferred stock						(27)		(27)
Net income						822		822
Foreign currency translation							(59)	(59)
Balance at March 31, 2020	155,335	$-	3,412,281	$3	$78,014	$(72,951)	$(396)	$4,670

	For the Three and Six Months Ended March 31, 2019
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2018	262,364	$-	84,005	$-	$66,553	$(61,778)	$(351)	$4,424
Issuance of common stock, net of issuance costs	(54)		28,481	-	4,377			4,377
Stock-based compensation expense					97			97
Preferred B stock conversion to common			169,139					-
Dividends on Series A convertible preferred stock						(79)		(79)
Net loss						(4,955)		(4,955)
Cumulative effect of the adoption of ASC 606						78		78
Balance at December 31, 2018	262,310	$-	281,625	$-	$71,027	$(66,734)	$(351)	$3,942
Common stock issued in connection with acquisition of business			40,000		476			476
Stock-based compensation expense					38			38
Preferred B stock conversion to common			3,201					-
Dividends on Series A convertible preferred stock						(78)		(78)
Net loss						(12,522)		(12,522)
Foreign currency translation							(1)	(1)
Balance at March 31, 2019	262,310	$-	324,826	$-	$71,541	$(79,334)	$(352)	$(8,145)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$959	$(17,477)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of property and equipment	-	9
Amortization of intangible assets	470	66
Depreciation	28	34
Other amortization	9	22
Goodwill impairment	-	3,732
Amortization of debt discount	-	231
Change in fair value of warrant liabilities	(2,921)	10,215
Stock-based compensation	80	135
Changes in operating assets and liabilities
Accounts receivable	386	268
Prepaid expenses	59	(558)
Other current assets and other assets	16	394
Accounts payable and accrued liabilities	733	84
Deferred revenue	109	230
Other liabilities	(18)	66
Total adjustments	(1,049)	14,928
Net cash used in operating activities	(90)	(2,549)
Cash flows from investing activities:
Software development capitalization costs	-	(11)
Purchase of property and equipment	-	(17)
Acquisition of businesses	-	(5,608)
Net cash used in investing activities	-	(5,636)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	4,373
Proceeds from issuance of preferred stock, net of issuance costs	-	8,878
Borrowing on bank line of credit	-	75
Payments on bank line of credit	-	(2,156)
Payments on term notes from Montage Capital	-	(922)
Payments on promissory term notes	-	(941)
Cash dividends paid on Series A convertible preferred stock	-	(157)
Net cash provided by financing activities	-	9,150
Effect of exchange rate changes on cash and cash equivalents	28	6
Net increase (decrease) in cash and cash equivalents	(62)	971
Cash and cash equivalents at beginning of period	296	644
Cash and cash equivalents at end of period	$234	$1,615
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$271
Income taxes	$3	$-
Non cash investing and financing activities:
Consideration paid in Common Stock in connection with acquisition of business	$-	$480
Dividends accrued on convertible preferred stock	$106	$157
Deemed dividend on amendment of Series A convertible preferred stock	$2,314	$-

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

Celebros Search, delivered through a cloud-based SaaS, is a commerce-oriented, site search product that provides for Natural Language Processing with artificial intelligence to present very relevant search results based on long-tail keyword searches in seven languages.

The Company was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, Massachusetts; Chicago, Illinois; New York, New York; and Ontario, Canada. The Company has three wholly owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India, Bridgeline Digital Canada, Inc. located in Ontario, Canada, and Stantive Technologies Pty. Ltd. located in Australia.

Going Concern

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund operations, develop new products, and build infrastructure. During the prior fiscal years and continuing into the current fiscal year, the Company has executed a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses. In March 2020, the Company executed a reduction in force plan for its domestic and Canadian operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies, which resulted in a reduction of 15 positions. The reduction in force was part of the Company’s continuing and ongoing efforts to maintain a lower cost structure and was not an action taken in response to the coronavirus pandemic described below. The Company is continuing to maintain tight control over discretionary spending for the remainder of the 2020 fiscal year. The Company had zero debt at March 31, 2020.

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic. We expect our operations in all locations to be affected as the virus continues to proliferate. We have adjusted certain aspects of our operations to protect employees and customers while still meeting customers’ needs for vital technology.  We will continue to monitor the situation closely and it is possible that we will implement further measures. In light of the uncertainty as to the severity and duration of the pandemic, the impact on our revenues, profitability and financial position is uncertain at this time.

On April 17, 2020, the Company entered into a loan with an aggregate principal amount of $1,047,500, pursuant to the Paycheck Protection Program (See Note 7).

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

While the Company believes that future revenues and cash flows, as acquisitions completed in the fiscal 2019 second quarter continue to be integrated and a full year of operations occurs, will supplement its working capital and that it has an appropriate cost structure to support future revenue growth, based upon its current working capital and projected cash flows in the next twelve months, the Company will need additional sources of financing in place in order to ensure its operations are adequately funded. No definitive agreements for additional financing are in place as of the issuance date of this Form 10-Q and there can be no assurances that additional sources of financing could be obtained on terms that are favorable or acceptable to us and that revenue growth and improvement in cash flows can be achieved. Accordingly, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance date of this Form 10-Q. No adjustments have been made to the accompanying condensed consolidated financial statements as a result of this uncertainty.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending September 30, 2020. The accompanying September 30, 2019 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2019 as filed with the Securities and Exchange Commission on December 27, 2019.

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

The Company adopted the new lease standard during the fiscal 2020 first quarter using the effective date of October 1, 2019 as the date of initial application; therefore, the comparative prior periods presented have not been adjusted and continue to be reported under the previous lease standard. The Company applied the new standard using certain practical expedients, including:

●	the package of practical expedients, which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs;
●	the short-term lease recognition exemption, which does not require the recognition of a right-of-use (“ROU”) asset or lease liability for those leases that qualify;
●	accounting for lease components and non-lease components as a single lease component for all underlying classes of assets.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

As a result of adopting the new standard, substantially all of the Company’s operating lease commitments were recognized as operating lease assets and liabilities, initially measured as the present value of future lease payments for the remaining lease term discounted using an incremental borrowing rate of 7.0%. At October 1, 2019, the adoption date, the Company recognized operating lease assets and liabilities of approximately $545.

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

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future consolidated financial statements or related disclosures.

3. Accounts Receivable

Accounts receivable consists of the following:

	As of March 31, 2020	As of September 30, 2019
Accounts receivable	$987	$1,067
Allowance for doubtful accounts	(113)	(88)
Accounts receivable, net	$874	$979

As of March 31, 2020, two customers represented approximately 18% and 14% of accounts receivable. As of September 30, 2019, three customers represented approximately 16%, 14% and 12% of accounts receivable. For the three months ended March 31, 2020 and 2019, one customer represented approximately 13% and 19% of the Company’s total revenue, respectively. For the six months ended March 31, 2020, one customer represented approximately 12% of the Company’s total revenue and for the six months ended March 31, 2019, two customers represented approximately 15% and 19% of the Company’s total revenue.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s other financial instruments consist principally of accounts receivable, accounts payable and warrant liabilities. The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, companies are required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of March 31, 2020 and September 30, 2019 because of their short-term nature.

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

	As of March 31, 2020		As of September 30, 2019
	Montage Capital	Series C Preferred	Montage Capital	Series C Preferred
Volatility	80%	83.4%	71%	80.9%
Risk-free rate	0.42%	0.30%	1.59%	1.59%
Stock price	$0.67	$0.67	$1.91	$1.91

The Company recognized gains of $1,820 and $1,046 for the three months ended March 31, 2020 and 2019, respectively and $2,921 and $1,058 for the six months ended March 31, 2020 and 2019, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a decline in stock price and the risk-free rate, to the Monte Carlo option-pricing model.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2020 and September 30, 2019 are as follows:

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$13	$13
Warrant liability - Series A, B and C	-	-	580	580
Total Liabilities	$-	$-	$593	$593

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$14	$14
Warrant liability - Series A, B and C	-	-	3,500	3,500
Total Liabilities	$-	$-	$3,514	$3,514

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liabilities:

Six Months Ended March 31, 2020
Balance at beginning of period, October 1, 2019	$3,514
Additions	-
Exercises	-
Adjustment to fair value	(1,101)
Balance at end of period, December 31, 2019	$2,413
Additions	-
Exercises	-
Adjustment to fair value	(1,820)
Balance at end of period, March 31, 2020	$593

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of March 31, 2020	As of September 30, 2019
Domain and trade names	$10	$52
Customer related	1,765	2,032
Technology	1,265	1,425
Balance at end of period	$3,040	$3,509

Total amortization expense related to intangible assets was $230 and $62 related to intangible assets for the three months ended March 31, 2020 and 2019, respectively, and $470 and $66 for the six months ended March 31, 2020 and 2019, respectively, and is reflected in Operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2020 (remaining), 2021, 2022, 2023, 2024 and thereafter is $428, $856, $761, $681, $304 and $10, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

6.   Restructuring and Acquisition Related Expenses

Restructuring Activities

During the three and six months ended March 31, 2019, the Company had certain expenditures related to restructuring plans, which had commenced in fiscal 2015, to improve efficiencies by implementing cost reductions in line with expected decreases in revenue. As part of these then on-going restructuring plans, the Company renegotiated several office leases and relocated to smaller space, negotiated sub-leases for the original space, executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals required estimates and assumptions, including contractual rental commitments or lease buyouts for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease spaces are currently contractually occupied by new sub-tenants for the remaining life of the lease. In the fiscal 2017 second quarter, the Company initiated a plan to shut down its operations in India, which was completed in the first half of fiscal 2020. During the three and six months ended March 31, 2020, expenditures related to these previous restructuring plans were minimal and the Company does not expect to incur significant expenditures in future periods.

In March 2020, the Company recognized $365 related to a reduction in force in its U.S. and Canada operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies which resulted in a reduction of 15 positions. During the three and six months ended March 31, 2020, the Company paid $155 related to this reduction in force.

As of March 31, 2020, and September 30, 2019, restructuring liabilities were $219 and $75, respectively, which are included in Accrued liabilities on the Condensed Consolidated Balance Sheets.

Acquisition Related Expenses

In connection with the fiscal 2019 second quarter acquisition of Stantive, the Company incurred legal, accounting and consulting fees of $304 during the three and six months ended March 31, 2019, which are included in Restructuring and acquisition related expenses in the Condensed Consolidated Statement of Operations. There were no acquisition related expenses incurred during the three and six months ended March 31, 2020.

7.   Debt

During the six months ended March 31, 2019, the Company had a Line of Credit with Heritage Bank of Commerce (the “Line of Credit”) and a term loan with Montage Capital II, L.P. (the “Montage Loan”). Borrowings under the Line of Credit accrued interest at the Wall Street Journal Prime Rate plus 1.75% and the Montage Loan bore interest at 12.75% per annum. During the six months ended March 31, 2019, interest expense was approximately $300 related to the Line of Credit and Montage Loan. The Company no longer maintains nor are any future borrowings available under the Line of Credit.

As more fully described in Note 8, in the fiscal 2019 second quarter, the Company concluded a private offering of Series C Convertible Preferred Stock, par value $0.001 per share. Proceeds were used, among other things, to pay-off in full the outstanding amounts on the Line of Credit and Montage Loan. As of and during the three and six months ended March 31, 2020, the Company had no debt and did not incur any related interest expense.

On April 17, 2020, Bridgeline Digital, Inc. entered into a loan with BNB Bank as the lender in an aggregate principal amount of $1,047,500 (“PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the eight-week period beginning on April 21, 2020, calculated in accordance with the terms of the CARES Act.

The Note provides for prepayment and customary events of default, including, among other things, cross-defaults on any other loan with the lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

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

Conversion Price: Reduced the conversion price from $812.50 per share to $1.75 per share, subject to adjustment in the event of stock splits or stock dividends.

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

Company’s Redemption Option: The Company may redeem all or a portion of the outstanding shares of Series A Preferred Stock, at its option, provided that the Company provides ten business days’ prior written notice of its intent to redeem the Series A Preferred Stock to the holder and in cash at a price per share of Series A Preferred Stock equal to 100% of the Stated Value of such shares of Series A Preferred Stock plus all accrued and unpaid dividends. Notwithstanding, the holder may convert its Series A Preferred Stock prior to the exercise of the Company’s redemption option.

Dividends: Each outstanding share of Series A Preferred Stock is entitled to receive cumulative dividends, payable quarterly in arrears, at a rate of 5% per annum for the first eighteen months commencing on January 1, 2020, after which time the dividend rate will increase to 12% per annum (the dividend rate was 12% per annum prior to the Series A Amendment). Dividends are payable in cash or, at the election of the Company, by delivery of additional shares (“PIK Shares”) of Series A Preferred Stock, subject to a cap of 64,000 PIK Shares, in the aggregate. Any accrued but unpaid dividends on the shares of Preferred Stock to be converted shall also be converted into common stock at the conversion price.

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

At the time of issuance, no shares of Series C Preferred stock could be converted into Conversion Shares and no Series C Preferred Warrants could be exercised for shares of Common Stock, unless and until such time that the Company had obtained approval from its stockholders, at an annual or special meeting or via written consent, to (i) issue the Conversion Shares and warrants upon the conversion and exercise of the Series C Preferred stock and associated warrants, respectively, which number of shares in the aggregate exceeds 20% of the Company’s shares of Common Stock issued and outstanding immediately prior to the Closing Date, as required by Nasdaq Marketplace Rule 5635(d) (the “Issuance Approval”), and (ii) amend its Amended and Restated Certificate of Incorporation, as amended (“Charter”) to increase the number of shares of Common Stock available for issuance thereunder (or effect a reverse stock split of its issued and outstanding shares of Common Stock so as to effectively increase the number of shares of Common Stock available for issuance) by a sufficient amount to permit the conversion of all outstanding Series C Preferred stock into Conversion Shares and all Series C Preferred Warrants into warrant shares (the “Authorized Share Approval,” and together with the Issuance Approval, the “Stockholder Approvals”). In addition, the Company may not effect, and a Purchaser will not be entitled to, convert the Series C Preferred stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of Common Stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The Stockholder Approvals were obtained on April 26, 2019 and the Company’s Charter was amended on April 29, 2019. As of March 31, 2020, a total of 9,786.5 shares of Series C Preferred stock have been converted to 1,087,443 shares of Common Stock.

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

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. As of March 31, 2020, there were 3,246 options outstanding under the Plan. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. In November 2019, the Company increased the number of common shares available for issuance under the 2016 Plan from 10,000 shares to 800,000 shares. There were no revisions to exercise prices, terms or any other underlying provisions of existing stock options outstanding. As of March 31, 2020, there were 589,955 options outstanding and 210,045 shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the Condensed Consolidated Statements of Operations with a portion charged to Cost of revenue and a portion to Operating expenses depending on the employee’s department. During the three and six months ended March 31, 2020 and 2019, compensation expense related to share-based payments was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Cost of revenue	$5	$3	$7	$7
Operating expenses	45	35	73	128
	$50	$38	$80	$135

As of March 31, 2020, the Company had approximately $399 of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.5 years.

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

Montage Warrant - As additional consideration for the Montage Loan, the Company issued to Montage Capital an eight-year warrant (the “Montage Warrant”) to purchase 1,326 shares of the Company’s common stock at a price equal to $132.50 per share. The Montage Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage Capital has the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Montage Warrant will be surrendered to the Company for cancellation. The fair value of the Montage warrant liability at March 31, 2020 and September 30, 2019 was $13 and $14, respectively.

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

During the six months ended March 31, 2020, no warrants were exercised. As of March 31, 2020, a total of 1,351,217 shares of Series C Warrants have been exercised and no Series A, B or placement agent warrants exercised. The fair value of the total warrant liability related to the Series A, B and C warrants and the placement agent warrants at March 31, 2020 and September 30, 2019 was $580 and $3,500, respectively.

Total warrants outstanding as March 31, 2020 were as follows:

	Issue
Type	Date	Shares	Price	Expiration
Director/Shareholder	5/12/2015	240	$1,000.00	5/12/2020
Director/Shareholder	12/31/2015	120	$1,000.00	12/31/2020
Placement Agent	5/17/2016	1,736	$187.50	5/17/2021
Placement Agent	5/11/2016	1,067	$187.50	5/11/2021
Placement Agent	7/15/2016	880	$230.00	7/15/2021
Investors	11/9/2016	4,271	$175.00	5/9/2022
Director/Shareholder	12/31/2016	120	$1,000.00	12/31/2021
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Director/Shareholder	12/31/2017	120	$1,000.00	12/31/2021
Investors	10/19/2018	3,120	$25.00	10/19/2023
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	3/12/2019	159,236	$4.00	10/19/2023
Investors	3/12/2019	2,556,875	$4.00	9/12/2024
Investors	3/12/2019	2,556,875	$4.00	9/12/2021
Investors	3/12/2019	69,295	$0.05	9/12/2024
Placement Agent	3/12/2019	127,848	$4.00	9/12/2024
Total		5,493,130

Summary of Option and Warrant Activity and Outstanding Shares

During the six months ended March 31, 2020, the Company granted options to purchase 681,353 shares at an exercise price of $1.40, of which 70,000 shares vest on November 20, 2020 and the remainder vest ratably over a three-year period commencing November 20, 2019 and 1,000 shares at an exercise price of $1.61 which vest ratably over a three-year period commencing on December 2, 2019. All such options granted expire ten years from the date of grant.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the six months ended March 31, 2020, are as follows:

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A summary of combined stock option and warrant activity for the six months ended March 31, 2020 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2019	7,848	$306.41	5,493,857	$4.54
Granted	682,353	1.40	-	-
Exercised	-	-	-	-
Forfeited/Exchanged	(97,000)	1.50	-	-
Expired	-	-	(727)	936.30
Outstanding, March 31, 2020	593,201	$5.13	5,493,130	$4.41
Options vested and exercisable, March 31, 2020	7,307	$303.13

As of March 31, 2020, there was no aggregate intrinsic value of options outstanding or exercisable, and the weighted average remaining contractual term was 9.6 and 5.9 years, respectively.

9.   Net Income (Loss) Per Share Attributable to Common Shareholders

Basic income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding.  Diluted net income (loss) per share attributable to common shareholders is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible preferred stock using the “as-if-converted” method.  The computation of diluted earnings per share does not include the effect of outstanding stock options, warrants and convertible preferred stock that are considered anti-dilutive.

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$822	$(12,522)	$959	$(17,477)
Accrued dividends on convertible preferred stock	(27)	(78)	(106)	(157)
Deemed dividend on amendment of Series A convertible preferred stock	-	-	(2,314)	-
Net income (loss) applicable to common shareholders - basic earnings per share	$795	$(12,600)	$(1,461)	$(17,634)
Effect of dilutive securities:
Change in warrant derivative liability	(60)	-	(60)	-
Accrued dividends on convertible preferred stock	27	-	-	-
Net income (loss) applicable to common shareholders - diluted earnings per share	$762	$(12,600)	$(1,521)	$(17,634)

Denominator:
Weighted-average shares outstanding for basic earnings per share	3,124,174	303,443	2,960,435	261,800
Effect of dilutive securities:
Warrants	66,546	-	66,713	-
Preferred stock	1,222,215	-	-	-
Weighted-average shares outstanding for diluted earnings per share	4,412,935	303,443	3,027,147	261,800

Basic net income/(loss) per share	$0.25	$(41.52)	$(0.49)	$(67.36)
Diluted net income/(loss) per share	$0.17	$(41.52)	$(0.50)	$(67.36)

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because inclusion would have been anti-dilutive included stock options and warrants to purchase common stock totaling 593,201 and 5,403,954, respectively, for the three months ended March 31, 2020, and for the six months ended March 31, 2020 included stock options and warrant to purchase common stock totaling 690,201 and 5,403,954, respectively, and preferred stock convertible into an aggregate of 934,109 common shares. For both the three and six months ended March 31, 2019, diluted net loss per share was the same as basic net loss per share as the effects of all the Company’s potential common stock equivalents are anti-dilutive as the Company reported a net loss applicable to common shareholders for the periods and the impact of in-the-money warrants were also anti-dilutive.

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

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues:	2020	2019	2020	2019
United States	$2,252	$911	$4,657	$4,424
International	486	1,285	913	147
	$2,738	$2,196	$5,570	$4,571

The Company’s revenue by type is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues:	2020	2019	2020	2019
Digital Engagement Services	$899	$911	$1,995	$1,984
Subscription	318	940	668	1,704
Perpetual Licenses	1,203	(9)	2,247	145
Maintenance	82	113	167	240
Hosting	236	241	493	498
	$2,738	$2,196	$5,570	$4,571

Deferred Revenue

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent deferred revenue included in Other long-term liabilities. Deferred revenue during the six months ended March 31, 2020 increased by $477.  As of March 31, 2020, approximately $5 of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 99% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

The following table summarizes the classification and net change in deferred revenue as of and for the six months ended March 31, 2020:

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2019	$1,262	$8
Increase(decrease)	701	(3)
Balance as of December 31, 2019	$1,963	$5
Increase(decrease)	(224)	-
Balance as of March 31, 2020	$1,739	$5

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Deferred Capitalized Commission Costs

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately three years. The Company evaluated both qualitative and quantitative factors, including the estimated life cycles of its offerings, renewal rates, and its customer attrition to determine the amortization periods for the capitalized costs. The initial amortization period is generally the customer contract term, which is typically thirty-six (36) months, with some exceptions. Deferred capitalized commissions that will be recognized as expense during the succeeding 12-month period are recognized as current deferred capitalized commission costs, and the remaining portion is recognized as long-term deferred capitalized commission costs. Total deferred capitalized commissions were $41 and $70 as of  March 31, 2020 and September 30, 2019, respectively. Current deferred capitalized commission costs are included in Other current assets in the Condensed Consolidated Balance Sheets and noncurrent deferred capitalized commission costs are included in Other assets in the Condensed Consolidated Balance Sheets.

11.  Income Taxes

Income tax expense was $3 and $4 for the six months ended March 31, 2020 and 2019, respectively. Income tax expense consists of the estimated liability for state income taxes owed by the Company. Net operating loss carry forwards are estimated to be sufficient to offset any potential taxable income for all periods presented. As of March 31, 2020 and September 30, 2019, the Company has a full valuation allowance on its net deferred tax assets.

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. The Company is also a lessee/sublessor for certain office locations relating to its restructuring plans commenced in fiscal 2015.

Determination of Whether a Contract Contains a Lease

We determine if an arrangement is a lease at inception or modification of a contract and classify each lease as either an operating or finance lease at commencement. The Company reassesses lease classification subsequent to commencement upon a change to the expected lease term or a modification to the contract. Operating leases represent the Company’s right to use an underlying asset as lessee for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease.

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

Significant Assumptions and Judgements

Management makes certain estimates and assumptions regarding each new lease and sublease agreement, renewal and amendment, including, but not limited to, property values, market rents, useful life of the underlying property, discount rate and probable term, all of which can impact (1) the classification as either an operating or finance lease, (2) measurement of lease liabilities and right-of-use assets and (3) the term over which the right-of-use asset and leasehold improvements are amortized. The amount of depreciation and amortization, interest and rent expense would vary if different estimates and assumptions were used.

The components of net lease costs were as follows:

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Condensed Consolidated Statement of Operations:
Operating lease cost	$102	$185
Variable lease cost	20	73
Less: Sublease income, net	(28)	(55)
Total	$94	$203

Cash paid for amounts included in the measurement of lease liabilities was $160 for the six months ended March 31, 2020, which all represents operating cash flows from operating leases. As of March 31, 2020, the weighted average remaining lease term was 3.1 years and the weighted average discount rate was 7.0%.

At March 31, 2020, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year, which have commenced, were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2020 (remaining)	$111	$18	$93
2021	114	-	114
2022	88	-	88
2023	88	-	88
2024	30	-	30
Total lease commitments	$431	$18	$413
Less: Amount representing interest	(46)
Present value of lease liabilities	$385
Less: current portion	(157)
Operating lease liabilities, net of current portion	$228

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

In January 2020, the Company entered into a new lease arrangement for its offices in Woodbury, New York. As of March 31, 2020, the lease had not yet commenced as the new office space is currently under construction. The Company had originally expected to move into the new office space on or about May 1, 2020; however, due to the current state of the COVID-19 pandemic, there have been delays in construction, inclusive of obtaining necessary building permits from the local municipality. Due to the uncertainty associated with the COVID-19 pandemic, the Company cannot reasonably estimate when such construction efforts will be completed and by extension when the lease will commence. Future minimum non-cancellable payments upon commencement of the new lease are as follows:

From June 1, 2020 to May 31, 2021 *	$78	*
From June 1, 2021 to May 31, 2022	81
From June 1, 2022 to May 31, 2023	84
From June 1, 2023 to May 31, 2024	87
From June 1, 2024 to end of lease term	90
Total	$420

* Future minimum non-cancellable lease payments during the period from June 1, 2020 to May 31, 2021 are approximately $6 per month following the date of substantial completion of construction of the associated office space. The amounts represented above are for a full 12-month period based on the original expectation of moving into the new office space on or about May 1, 2020. As described above, the Company cannot reasonably estimate when the commencement date will occur.

At September 30, 2019, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2020	$152	$73	$79
2021	12	-	12
Total lease commitments	$164	$73	$91

13.  Related Party Transactions

In November 2018, the Company engaged Taglich Brothers Inc, on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities. Michael Taglich, a director and shareholder of the Company, is the President and Chairman of Taglich Brothers Inc. Fees for the services were $8 per month for three months and $5 thereafter, cancellable at any time. Taglich Brothers Inc. could also earn a success fee ranging from $200 for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million. In connection with the asset purchase of Stantive, during the second quarter of the Company’s 2019 fiscal year, The Taglich Brothers earned a success fee of $200.

Michael Taglich also purchased 350 units in the amount of $350 of Series C Preferred Convertible stock and associated warrants in the private transaction consummated on March 13, 2019. Mr. Taglich’ purchase was subject to stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c), for which approval by the stockholders of the Company was obtained on April 26, 2019.

14.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of March 31, 2020, the Company was not engaged with any material legal proceedings.

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

This section should be read in combination with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

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

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, MA; Chicago, IL; New York, NY; and Ontario, Canada. The Company has three wholly owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India, Bridgeline Digital Canada, Inc. located in Ontario, Canada, and Stantive Technologies Pty, Ltd. located in Australia.

Customer Information

For the three months ended March 31, 2020 and 2019, one customer represented approximately 13% and 19% of the Company’s total revenue, respectively. For the six months ended March 31, 2020, one customer represented approximately 12% of the Company’s total revenue and for the six months ended March 31, 2019, two customers represented approximately 15% and 19% of the Company’s total revenue.

Results of Operations for the Three and Six Months Ended March 31, 2020 compared to the Three and Six Months Ended March 31, 2019

Total revenue for the three months ended March 31, 2020 was $2.7 million and $2.2 million for the three months ended March 31, 2019. We had net income of $822 thousand for the three months ended March 31, 2020 and a net loss of ($12.5) million for the three months ended March 31, 2019. Included in net income for the three months ended March 31, 2020 was a gain of $1.8 million as a result of the change in fair value of certain warrant liabilities. Included in net loss for the three months ended March 31, 2019 were one-time acquisition costs of $304 thousand and a warrant expense charge of $10.3 million, net related to the fair value allocation of Series C Preferred stock warrants. Basic net income (loss) per share attributable to common shareholders was $0.25 for the three months ended March 31, 2020 and ($41.52) for the three months ended March 31, 2019.

Total revenue for the six months ended March 31, 2020 was $5.6 million and $4.6 million for the six months ended March 31, 2019. We had net income of $959 thousand for the six months ended March 31, 2020 and a net loss of ($17.5) million for the six months ended March 31, 2019. Included in net income for the six months ended March 31, 2020 was a gain of $2.9 million as a result of the change in fair value of certain warrant liabilities. Included in net loss for the six months ended March 31, 2019 was a goodwill impairment charge of $3.7 million, one-time acquisition costs of $304 thousand, and a warrant expense charge of $10.3 million, net related to the fair value allocation of Series C Preferred stock warrants. During the six months ended March 31, 2020, the Company amended its Series A Convertible Preferred Stock resulting in a deemed dividend of $2.3 million charged against net income to arrive at net loss applicable to common shareholders for purposes of calculating earnings per share. Basic net loss per share attributable to common shareholders was ($0.49) for the six months ended March 31, 2020 and ($67.36) for the six months ended March 31, 2019.

(in thousands)	Three Months Ended March 31,					Six Months Ended March 31,
			$	%				$	%
Revenue	2020	2019	Change	Change		2020	2019	Change	Change
Digital engagement services	$899	$911	$(12)	(1%	)	$1,995	$1,984	11	1%
% of total net revenue	33%	41%				36%	43%
Subscription and perpetual licenses	1,839	1,285	554	43%		3,575	2,587	988	38%
% of total net revenue	67%	59%				64%	57%
Total net revenue	2,738	2,196	542	25%		5,570	4,571	999	22%

Cost of revenue
Digital engagement services	457	571	(114)	(20%	)	1,026	1,421	(395)	(28%	)
% of digital engagement services revenue	51%	63%				51%	72%
Subscription and perpetual licenses	727	1,036	(309)	(30%	)	1,517	1,675	(158)	(9%	)
% of subscription and perpetual revenue	40%	81%				42%	65%
Total cost of revenue	1,184	1,607	(423)	(26%	)	2,543	3,096	(553)	(18%	)
Gross profit	1,554	589	965	164%		3,027	1,475	1,552	105%
Gross profit margin	57%	27%				54%	32%

Operating expenses
Sales and marketing	786	945	(159)	(17%	)	1,818	1,702	116	7%
% of total revenue	29%	43%				33%	37%
General and administrative	723	744	(21)	(3%	)	1,472	1,431	41	3%
% of total revenue	26%	34%				26%	31%
Research and development	426	489	(63)	(13%	)	816	907	(91)	(10%	)
% of total revenue	16%	22%				15%	20%
Depreciation and amortization	249	78	171	219%		507	104	403	388%
% of total revenue	9%	4%				9%	2%
Goodwill impairment	-	-	-	0%		-	3,732	(3,732)	(100%	)
% of total revenue	0%	0%				0%	82%
Restructuring and acquisition related expenses	367	304	63	21%		372	304	68	22%
% of total revenue	13%	14%				7%	7%
Total operating expenses	2,551	2,560	(9)	(0%	)	4,985	8,180	(3,195)	(39%	)

Loss from operations	(997)	(1,971)	974	(49%	)	(1,958)	(6,705)	4,747	(71%	)
Interest expense and other, net	(1)	(104)	103	(99%	)	(1)	(333)	332	(100%	)
Amortization of debt discount	-	(221)	221	(100%	)	-	(221)	221	(100%	)
Warranty liability expense	-	(11,272)	11,272	(100%	)	-	(11,272)	11,272	(100%	)
Change in fair value of warrant liabilities	1,820	1,046	774	74%		2,921	1,058	1,863	176%
Income (loss) before income taxes	822	(12,522)	13,344	(107%	)	962	(17,473)	18,435	(106%	)
Provision for income taxes	-	-	-	0%		3	4	(1)	(25%	)
Net income/(loss)	$822	$(12,522)	$13,344	(107%	)	$959	$(17,477)	$18,436	(105%	)
Non-GAAP Measure:
Adjusted EBITDA	$(331)	$(1,546)	$1,215	(79%	)	$(999)	$(2,412)	$1,413	(59%	)

Revenue

Our revenue is derived from two sources: (i) digital engagement services and (ii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of implementation and retainer related services. In total, revenue from digital engagement services decreased $12 thousand, or 1%, to $899 thousand for the three months ended March 31, 2020 compared to $911 thousand for the three months ended March 31, 2019 and increased $11 thousand, or 1%, to $2.0 million for the six months ended March 31, 2020 compared to $2.0 million for the six months ended March 31, 2019. Digital engagement services revenue as a percentage of total revenue decreased to 33% from 41% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 and decreased to 36% from 43% for the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The decrease as a percentage of total revenue is attributable to increases in revenues generated from subscription and perpetual licenses during the three and six months ended March 31, 2020.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $554 thousand, or 43%, to $1.8 million for the three months ended March 31, 2020 compared to $1.3 million for the three months ended March 31, 2019 and increased $988 thousand, or 38%, to $3.6 million for the six months ended March 31, 2020 compared to $2.6 million for the six months ended March 31, 2019. The increase for the three and six months ended March 31, 2020 compared to the prior period is primarily due to license revenues of $760 thousand and $1.5 million, respectively, realized from our two acquisitions completed in the fiscal 2019 second quarter, partially offset by cancelled SaaS subscriptions for legacy customers. Subscription and perpetual license revenue as a percentage of total revenue increased to 67% from 59% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 and increased to 64% from 57% for the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The increase as a percentage of total revenue is primarily attributable to the two acquisitions completed in the fiscal 2019 second quarter which resulted in the Company acquiring a larger proportion of subscription and perpetual licenses over digital engagement service contracts.

Costs of Revenue

Total cost of revenue decreased $423 thousand, or 26%, to $1.2 million for the three months ended March 31, 2020 compared to $1.6 million for the three months ended March 31, 2019 and decreased $553 thousand, or 18%, to $2.5 million for the six months ended March 31, 2020 compared to $3.1 million for the six months ended March 31, 2019. The gross profit margin increased to 57% for the three months ended March 31, 20120, compared to 27% for the three months ended March 31, 2019 and increased to 54% for the six months ended March 31, 2020 compared to 32% for the six months ended March 31, 2019. The increase in the gross profit margin for the three and six months ended March 31, 2020 compared to the prior period is primarily attributable to decreases in headcount and increases in the proportion of license revenue, which are generally associated with higher margins, to digital engagement service revenue.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $114 thousand, or 20%, to $457 thousand for the three months ended March 31, 2020 compared to $571 thousand for the three months ended March 31, 2019 and decreased $395 thousand, or 28%, to $1.0 million for the six months ended March 31, 2019 compared to $1.4 million for the six months ended March 31, 2019. The decrease for the three and six months ended March 31, 2020 compared to the prior period is primarily due to the allocation of support team and third-party subcontractor costs. The cost of digital engagement services as a percentage of digital engagement services revenue decreased to 51% for the three months ended March 31, 2020 compared to 63% for the three months ended March 31, 2019 and decreased to 51% for the six months ended March 31, 2020 compared to 72% for the six months ended March 31, 2019.   The decrease as a percentage of revenues for the three months ended March 31, 2020 compared to the prior period is primarily due to the overall decreases in digital engagement services revenue.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $309 thousand, or 30%, to $727 thousand for the three months ended March 31, 2020 compared to $1.0 million for the three months ended March 31, 2019 and decreased $158 thousand, or 9%, to $1.5 million for the six months ended March 31, 2020 compared to $1.7 million for the six months ended March 31, 2019. The decrease for the three and six months ended March 31, 2020 compared to the prior period is primarily due to a reduction of the workforce and less allocated time by the delivery team and third-party subcontractors on platform support projects. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 40% for the three months ended March 31, 2020 compared to 81% for the three months ended March 31, 2019 and decreased to 42% for the six months ended March 31, 2020 compared to 65% for the six months ended March 31, 2019. These decreases are primarily attributable to a reduction of the workforce and less allocated time by the delivery team and third-party subcontractors on platform support projects.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $159 thousand, or 17%, to $786 thousand for the three months ended March 31, 2020 compared to $945 thousand for the three months ended March 31, 2019 and increased $116 thousand, or 7%, to $1.8 million for the six months ended March 31, 2020 compared to $1.7 million for the six months ended March 31, 2019.  Sales and marketing expenses represented 29% and 43% of total revenue for the three months ended March 31, 2020 and 2019, respectively, and 33% and 37% of total revenue for the six months ended March 31, 2020 and 2019, respectively. The decrease for the three months ended March 31, 2020 compared to the prior period is attributable to decreases in headcount. The increase for the six months ended March 31, 2020 compared to the prior period is attributable to an increase in headcount and personnel from acquisitions.

General and Administrative Expenses

General and administrative expenses decreased $21 thousand, or 3%, to $723 thousand for the three months ended March 31, 2020 compared to $744 thousand for the three months ended March 31, 2019 and increased $41 thousand, or 3%, to $1.5 million for the six months ended March 31, 2020 compared to $1.4 million for the six months ended March 31, 2019.  General and administrative expenses represented 26% and 34% of total revenue for the three months ended March 31, 2020 and 2019, respectively, and 26% and 31% of total revenue for the six months ended March 31, 2020 and 2019, respectively. The decrease for the three months ended March 31, 2020 compared to the prior period was primarily due to the decrease in overall support headcount and personnel expenses. The increase for the six months ended March 31, 2020 compared to the prior period was primarily due to an increase in headcount and personnel from acquisitions.

Research and Development

Research and development expense decreased $63 thousand, or 13%, to $426 thousand for the three months ended March 31, 2020 compared to $489 thousand for the three months ended March 31, 2019 and decreased $91 thousand, or 10%, to $816 thousand for the six months ended March 31, 2020 compared to $907 thousand for the six months ended March 31, 2019. Research and development expenses represented 16% and 22% of total revenue for the three months ended March 31, 2020 and 2019, respectively, and 15% and 20% of total revenue for the six months ended March 31, 2020 and 2019, respectively. The decrease for the three and six months ended March 31, 2020 compared to the prior period is primarily attributable to decreases in headcount and the increases in revenues.

Depreciation and Amortization

Depreciation and amortization expense increased $171 thousand, or 219%, to $249 thousand for the three months ended March 31, 2020 compared to $78 thousand for the three months ended March 31, 2019 and increased $403 thousand, or 388%, to $507 thousand for the six months ended March 31, 2020 compared to $104 thousand for the six months ended March 31, 2019. The increase is primarily due to amortization of intangible assets resulting from acquisitions. Depreciation and amortization represented 9% and 4% of total revenue for the three months ended March 31, 2020 and 2019, respectively, and 9% and 2% of total revenue for the six months ended March 31, 2020 and 2019, respectively,

Goodwill Impairment

During the six months ended March 31, 2019, the Company performed an interim impairment test, which resulted in an impairment charge of $3.7 million. An impairment charge is recognized for the amount by which the carrying amount exceeds the Company’s fair value. There were no impairment charges for the six months ended March 31, 2020.

Restructuring and Acquisition Related Expenses

During the three and six months ended March 31, 2020, the Company recognized $365 thousand related to a reduction in force in its U.S. and Canada operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies, which resulted in a reduction of 15 positions.

During the three and six months ended March 31, 2019, the Company incurred acquisition related expenses of $304 thousand related to the acquisition of Stantive. There were no acquisition related expenses incurred during the three and six months ended March 31, 2020.

Net Income (Loss)

Net Loss from Operations

The loss from operations was ($1.0) million for the three months ended March 31, 2020 compared to a loss of ($2.0) million for the three months ended March 31, 2019 and ($2.0) million for the six months ended March 31, 2020 compared to a loss of ($6.7) million for the six months ended March 31, 2019. Operating expenses increased $9 thousand, or less than 1%, to $2.6 million for the three months ended March 31, 2020 compared to $2.6 million for the three months ended March 31, 2019 and decreased $3.2 million, or 39%, to $5 million for the six months ended March 31, 2020 compared to $8.2 million for the six months ended March 31, 2019. The decreases for the three months ended March 31, 2020 compared to the prior period were primarily due to reduction in headcounts and for the six months ended March 31, 2020 compared to the prior period were primarily attributable to a goodwill impairment charge of $3.7 million which occurred in the prior period and similar charges did not recur.

Other Income (Expense), net

The Company recognized a gain related to the change in fair value of warrant liabilities of $1.8 million for the three months ended March 31, 2020 compared to $1.0 million for the three months ended March 31, 2019 and $2.9 million for the six months ended March 31, 2020 compared to $1.1 million for the six months ended March 31, 2019. During the six months ended March 31, 2019, we also recognized a warranty liability expense of $11.3 million related to the excess of fair value allocated to warrants over the proceeds received from the issuance of Series C Preferred Convertible Stock and associated warrants.

During the three and six months ended March 31, 2019, interest expense, inclusive of amortization of debt discounts, was $325 thousand and $554 thousand, respectively. During the three and six months ended March 31, 2020, we did not have any interest expense as we did not have any debt outstanding.

Income Taxes

The provision for income tax expense was $3 thousand and $4 thousand for the six months ended March 31, 2020 and 2019, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset any potential taxable income.

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

Adjusted EBITDA, however, is not a measure of operating performance under U.S. GAAP and should not be considered as an alternative or substitute for U.S. GAAP profitability measures such as (i) loss from operations and net income (loss), or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with U.S. GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, goodwill impairment, restructuring charges, loss on disposal of assets, other amortization, changes in fair value of warrant liabilities and stock-based compensation, and therefore does not represent an accurate measure of profitability.  As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for a complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable U.S. GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under U.S. GAAP.

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$822	$(12,522)	$959	$(17,477)
Provision for income tax	-	-	3	4
Interest expense, net	1	104	1	333
Amortization of debt discount	-	221	-	221
Warrant liability expense	-	11,272	-	11,272
Change in fair value of warrants	(1,820)	(1,046)	(2,921)	(1,058)
Amortization of intangible assets	233	62	470	66
Depreciation	12	14	28	34
Goodwill impairment	-	-	-	3,732
Restructuring and acquisition related charges	367	304	372	304
Other amortization	4	7	9	22
Stock based compensation	50	38	80	135
Adjusted EBITDA	$(331)	$(1,546)	$(999)	$(2,412)

Adjusted EBITDA increased year over year, which is primarily attributable to increases in revenues and cost control measures.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $90 thousand for the six months ended March 31, 2020 compared to cash used in operating activities of $2.5 million for the six months ended March 31, 2019. The change in cash provided by operating activities compared to the prior period was primarily due to a decrease in loss from operations and increases in accounts payable.

Investing Activities

We did not have any cash flows from investing activities for the six months ended March 31, 2020 compared to cash used in investing activities of $5.6 million for the six months ended March 31, 2019.   Cash used in investing activities during the prior comparable period was primarily related to the acquisition of Stantive and Seevolution. The Company does not expect material expenditures for property and equipment during the 2020 fiscal year.

Financing Activities

We did not have any cash flows from financing activities for the six months ended March 31, 2020 compared to cash provided by financing activities of $9.2 million for the six months ended March 31, 2019.  Cash provided by financing activities for the six months ended March 31, 2019 was attributable to the public offering in October 2018 and a private offering in March 2019, partially offset by repayments of term and promissory notes.

Capital Resources and Liquidity Outlook

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic, and we expect our operations in all locations to be affected as the virus continues to proliferate. We have adjusted certain aspects of our operations to protect employees and customers while still meeting customers’ needs for vital technology. We will continue to monitor the situation closely and it is possible that we will implement further measures. In light of the uncertainty as to the severity and duration of the pandemic, the impact on our revenues, profitability and financial position is uncertain at this time.

At March 31, 2020, the Company had no debt. On April 17, 2020, the Company entered into a loan with an aggregate principal amount of $1,047,500, pursuant to the Paycheck Protection Program.

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

Commitments and Contingencies

The Company leases its facilities in the United States and Canada. The following summarizes our cash contractual obligations and commitments by maturity as of March 31, 2020:

(in thousands)

Payment obligations by year	FY20 (remaining)	FY21	FY22	FY23	FY24	Thereafter	Total
Operating leases	$137	$193	$170	$173	$117	$60	$850
Sublease income	(18)	-	-	-	-	-	(18)
Net cash contractual obligations	$119	$193	$170	$173	$117	$60	$832

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

Factors that could lead to a future impairment include material uncertainties such as operational, economic and competitive factors specific to the key assumptions underlying the fair value estimate we use in our impairment testing that have a reasonable possibility of changing. This could include a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant decline in our stock price.

Accounting for Stock-Based Compensation

At March 31, 2020, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options. The two plans are more fully described in Note 13 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2019.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2020.

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

There were no sales of unregistered equity securities in the six months ended March 31, 2020.

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

Bridgeline Digital, Inc.
(Registrant)

May 14, 2020	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

May 14, 2020	/s/ Mark Downey
Date	Mark Downey Chief Financial Officer (Principal Financial and Accounting Officer)