Form 10-Q
period 2020-06-30
Bridgeline Digital, Inc.
filed 2020-08-13
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of August 10, 2020 was 4,420,170.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2020

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2020

All statements included in this Report on Form 10-Q , other than statements or characterizations of historical fact, are forward-looking statements.  These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc.  These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of the COVID – 19 pandemic and related public health measures on our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission.  Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 as well as in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

	June 30, 2020	September 30, 2019
ASSETS

Current assets:
Cash and cash equivalents	$1,165	$296
Accounts receivable, net	799	979
Prepaid expenses	267	351
Other current assets	18	49
Total current assets	2,249	1,675
Property and equipment, net	252	299
Operating lease assets	325	-
Intangible assets, net	2,831	3,509
Goodwill	5,557	5,557
Other assets	83	115
Total assets	$11,297	$11,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$466	$-
Current portion of operating lease liabilities	96	-
Accounts payable	1,869	1,740
Accrued liabilities	588	835
Deferred revenue	1,779	1,262
Total current liabilities	4,798	3,837

Long term debt, net of current portion	582	-
Operating lease liabilities, net of current portion	229	-
Warrant liabilities	2,436	3,514
Other long term liabilities	5	8
Total liabilities	8,050	7,359

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock:
11,000 shares authorized; 355 shares issued and outstanding at June 30, 2020 and 441 shares at September 30, 2019, issued and outstanding	-	-
Series A Convertible Preferred stock:
264,000 shares authorized; no shares outstanding at June 30, 2020 and 262,310 shares at September 30, 2019, issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized;
4,419,614 shares at June 30, 2020 and 2,798,475 shares at September 30, 2019, issued and outstanding	4	3
Additional paid-in capital	78,255	75,620
Accumulated deficit	(74,652)	(71,489)
Accumulated other comprehensive loss	(360)	(338)
Total stockholders’ equity	3,247	3,796
Total liabilities and stockholders’ equity	$11,297	$11,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

(Unaudited)

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

  (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net revenue:
Digital engagement services	$713	$1,118	$2,708	$3,102
Subscription and perpetual licenses	1,919	1,575	5,494	4,162
Total net revenue	2,632	2,693	8,202	7,264
Cost of revenue:
Digital engagement services	395	416	1,432	1,635
Subscription and perpetual licenses	684	1,075	2,190	2,604
Total cost of revenue	1,079	1,491	3,622	4,239
Gross profit	1,553	1,202	4,580	3,025
Operating expenses:
Sales and marketing	312	1,469	2,130	3,519
General and administrative	464	785	1,936	2,216
Research and development	402	592	1,218	1,499
Depreciation and amortization	224	257	731	361
Goodwill impairment	-	-	-	3,732
Restructuring and acquisition related expenses	1	938	373	1,242
Total operating expenses	1,403	4,041	6,388	12,569
Income (loss) from operations	150	(2,839)	(1,808)	(9,544)
Interest expense and other, net	(2)	7	(3)	(316)
Amortization of debt discount	-	-	-	(231)
Warrant liability expense	-	-	-	(11,272)
Change in fair value of warrant liabilities	(1,843)	10,146	1,078	11,204
Income (loss) before income taxes	(1,695)	7,314	(733)	(10,159)
Provision for income taxes	6	3	9	7
Net income (loss)	(1,701)	7,311	(742)	(10,166)
Dividends on convertible preferred stock	-	(78)	(106)	(235)
Deemed dividend on amendment of Series A convertible preferred stock	-	-	(2,314)	-
Net income (loss) applicable to common shareholders	$(1,701)	$7,233	$(3,162)	$(10,401)
Net income (loss) per share attributable to common shareholders:
Basic	$(0.44)	$3.62	$(0.97)	$(12.38)
Diluted	$(0.44)	$3.56	$(0.97)	$(12.38)
Number of weighted average shares outstanding:
Basic	3,876,677	1,996,326	3,264,734	839,975
Diluted	3,876,677	2,032,766	3,264,734	840,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

 (in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(1,701)	$7,311	$(742)	$(10,166)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	36	19	(22)	18
Comprehensive income (loss)	$(1,665)	$7,330	$(764)	$(10,148)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (in thousands, except share data)

(Unaudited)

	For the Three and Nine Months Ended June 30, 2020
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2019	262,751	$-	2,798,475	$3	$75,620	$(71,489)	$(338)	$3,796
Stock-based compensation expense					30			30
Dividends on Series A convertible preferred stock						(79)		(79)
Deemed dividend on amendment of Series A convertible preferred stock (Note 8)					2,314	(2,314)		-
Net income						136		136
Foreign currency translation							1	1
Balance at December 31, 2019	262,751	$-	2,798,475	$3	$77,964	$(73,746)	$(337)	$3,884
Series A convertible preferred stock conversion to common	(107,416)		613,806					-
Stock-based compensation expense					50			50
Dividends on Series A convertible preferred stock						(27)		(27)
Net income						822		822
Foreign currency translation							(59)	(59)
Balance at March 31, 2020	155,335	$-	3,412,281	$3	$78,014	$(72,951)	$(396)	$4,670
Series A convertible preferred stock dividend liabilities settled in shares			112,960	1	188			189
Series A convertible preferred stock conversion to common	(154,894)		884,817					-
Series C convertible preferred stock conversion to common	(86)		9,556					-
Stock-based compensation expense					53			53
Net loss						(1,701)		(1,701)
Foreign currency translation							36	36
Balance at June 30, 2020	355	$-	4,419,614	$4	$78,255	$(74,652)	$(360)	$3,247

	For the Three and Nine Months Ended June 30, 2019
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2018	262,364	$-	84,005	$-	$66,553	$(61,778)	$(351)	$4,424
Issuance of common stock, net of issuance costs	(54)		28,481	-	4,377			4,377
Stock-based compensation expense					97			97
Preferred B stock conversion to common			169,139					-
Dividends on Series A convertible preferred stock						(79)		(79)
Net loss						(4,955)		(4,955)
Cumulative effect of the adoption of ASC 606						78		78
Balance at December 31, 2018	262,310	$-	281,625	$-	$71,027	$(66,734)	$(351)	$3,942
Common stock issued in connection with acquisition of business			40,000		476			476
Stock-based compensation expense					38			38
Preferred B stock conversion to common			3,201					-
Dividends on Series A convertible preferred stock						(78)		(78)
Net loss						(12,522)		(12,522)
Foreign currency translation							(1)	(1)
Balance at March 31, 2019	262,310	$-	324,826	$-	$71,541	$(79,334)	$(352)	$(8,145)
Issuance of common stock, net of issuance costs			1,382,039	3	3,969			3,972
Stock-based compensation expense					74			74
Series C Convertible Perferred stock issurance and conversion to common	441		1,087,443		1			1
Dividends on Series A convertible preferred stock						(78)		(78)
Net loss						7,311		7,311
Foreign currency translation							19	19
Balance at June 30, 2019	262,751	$-	2,794,308	$3	$75,585	$(72,101)	$(333)	$3,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(742)	$(10,166)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of property and equipment	-	9
Amortization of intangible assets	678	310
Depreciation	40	50
Other amortization	13	32
Goodwill impairment	-	3,732
Amortization of debt discount	-	231
Warrant liability expense	-	11,272
Change in fair value of warrant liabilities	(1,078)	(11,204)
Stock-based compensation	133	210
Changes in operating assets and liabilities
Accounts receivable	486	971
Prepaid expenses	155	3
Other current assets and other assets	11	129
Accounts payable and accrued liabilities	(65)	329
Deferred revenue	174	722
Other liabilities	(32)	62
Total adjustments	515	6,858
Net cash used in operating activities	(227)	(3,308)
Cash flows from investing activities:
Software development capitalization costs	-	(12)
Purchase of property and equipment	-	(21)
Acquisition of businesses	-	(5,638)
Net cash used in investing activities	-	(5,671)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	4,700
Proceeds from issuance of preferred stock, net of issuance costs	-	9,123
Borrowing on bank line of credit	-	75
Proceeds received under Paycheck Protection Program	1,048	-
Payments on bank line of credit	-	(2,156)
Payments on term notes from Montage Capital	-	(922)
Payments on promissory term notes	-	(941)
Cash dividends paid on Series A convertible preferred stock	-	(235)
Net cash provided by financing activities	1,048	9,644
Effect of exchange rate changes on cash and cash equivalents	48	(11)
Net increase in cash and cash equivalents	869	654
Cash and cash equivalents at beginning of period	296	644
Cash and cash equivalents at end of period	$1,165	$1,298
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$307
Income taxes	$3	$11
Non cash investing and financing activities:
Consideration paid in Common Stock in connection with acquisition of business	$-	$480
Dividends accrued or settled in shares on convertible preferred stock	$189	$235
Deemed dividend on amendment of Series A convertible preferred stock	$2,314	$-

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

While the Company believes that future revenues and cash flows, as acquisitions completed in the fiscal 2019 second quarter continue to be integrated and a full year of operations has occurred, will supplement its working capital and that it has an appropriate cost structure to support future revenue growth, based upon its current working capital and projected cash flows in the next twelve months, the Company will need additional sources of financing in place in order to ensure its operations are adequately funded.  On August 13, 2020, the Company entered into an arrangement with an investment banking firm to sell up to $3,822,339 of  shares of the Company’s common stock, $0.001 par value.  Refer to Note 8 under the caption, At the Market Offering, for a detailed description of this capital raising activity.  There are no obligations for the sale or purchase of the Company’s common stock pursuant to this offering.  Accordingly, there can be no assurances that the Company or investment banking firm will be successful in selling any portion of the shares available for sale pursuant to this offering.  No other definitive agreements for additional financing are in place as of the issuance date of this Form 10-Q and there can  be no assurances that additional sources of financing could be obtained on terms that are favorable or acceptable to us and that revenue growth and improvement in cash flows can be achieved.  Accordingly, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance date of this Form 10-Q. No adjustments have been made to the accompanying condensed consolidated financial statements as a result of this uncertainty.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and nine months ended June 30, 2020, are not necessarily indicative of the results to be expected for the year ending September 30, 2020. The accompanying September 30, 2019 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2019 as filed with the Securities and Exchange Commission on December 27, 2019.

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

3. Accounts Receivable

Accounts receivable consists of the following:

	As of June 30, 2020	As of September 30, 2019
Accounts receivable	$920	$1,067
Allowance for doubtful accounts	(121)	(88)
Accounts receivable, net	$799	$979

As of June 30, 2020, two customers represented approximately 16% and 10% of accounts receivable. As of September 30, 2019, three customers represented approximately 16%, 14% and 12% of accounts receivable. For the three months ended June 30, 2020 one customer represented approximately 11% of the Company’s total revenue and for the three months ended June 30, 2019, two customers represented approximately 14% and 11% of the Company’s total revenue. For the nine months ended June 30, 2020, one customer represented approximately 12% of the Company’s total revenue and for the nine months ended June 30, 2019, two customers represented approximately 16% and 12% of the Company’s total revenue.

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

The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of June 30, 2020 and September 30, 2019 because of their short-term nature.

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

	As of June 30, 2020		As of September 30, 2019
	Montage Capital	Series C Preferred	Montage Capital	Series C Preferred
Volatility	82%	84.8%	71%	80.9%
Risk-free rate	0.32%	0.20%	1.59%	1.59%
Stock price	$1.69	$1.69	$1.91	$1.91

The Company recognized losses of $1,843 and gains of $10,146 for the three months ended June 30, 2020 and 2019, respectively and gains of $1,078 and $11,204 for the nine months ended June 30, 2020 and 2019, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price and the risk-free rate, to the Monte Carlo option-pricing model.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2020 and September 30, 2019 are as follows:

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$26	$26
Warrant liability - Series A, B and C	-	-	2,410	2,410
Total Liabilities	$-	$-	$2,436	$2,436

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$14	$14
Warrant liability - Series A, B and C	-	-	3,500	3,500
Total Liabilities	$-	$-	$3,514	$3,514

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liabilities:

Nine Months Ended June 30, 2020
Balance at beginning of period, October 1, 2019	$3,514
Additions	-
Exercises	-
Adjustment to fair value	(1,101)
Balance at end of period, December 31, 2019	$2,413
Additions	-
Exercises	-
Adjustment to fair value	(1,820)
Balance at end of period, March 31, 2020	$593
Additions
Exercises
Adjustment to fair value	1,843
Balance at end of period, June 30, 2020	$2,436

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of June 30, 2020	As of September 30, 2019
Domain and trade names	$10	$52
Customer related	1,634	2,032
Technology	1,187	1,425
Balance at end of period	$2,831	$3,509

Total amortization expense related to intangible assets was $207 and $240 related to intangible assets for the three months ended June 30, 2020 and 2019, respectively, and $678 and $306 for the nine months ended June 30, 2020 and 2019, respectively, and is reflected in Operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2020 (remaining), 2021, 2022, 2023, 2024 and thereafter is $215, $860, $765, $684, $297 and $10, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

6.   Restructuring and Acquisition Related Expenses

Restructuring Activities

During the three and nine months ended June 30, 2019, the Company had certain expenditures related to restructuring plans, which had commenced in fiscal 2015, to improve efficiencies by implementing cost reductions in line with expected decreases in revenue. As part of these then on-going restructuring plans, the Company renegotiated several office leases and relocated to smaller space, negotiated sub-leases for the original space, executed a general work-force reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals required estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease spaces are currently contractually occupied by new sub-tenants for the remaining life of the lease. In the fiscal 2017 second quarter, the Company initiated a plan to shut down its operations in India, which was completed in the first half of fiscal 2020. During the three and nine months ended June 30, 2020, expenditures related to these previous restructuring plans were minimal and the Company does not expect to incur significant expenditures in future periods.

In March 2020, the Company recognized $365 related to a reduction in force in its U.S. and Canada operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies which resulted in a reduction of 15 positions. During the three and nine months ended June 30, 2020, the Company paid $192 and $338, respectively, related to this reduction in force.

As of June 30, 2020 and September 30, 2019, restructuring liabilities were $27 and $75, respectively, which are included in Accrued liabilities on the Condensed Consolidated Balance Sheets.

Acquisition Related Expenses

In connection with the fiscal 2019 second quarter acquisition of Stantive, the Company incurred legal, accounting and consulting fees of $552 during the three and nine months ended June 30, 2019, which are included in Restructuring and acquisition related expenses in the Condensed Consolidated Statement of Operations. There were no acquisition related expenses incurred during the three and nine months ended June 30, 2020.

7.   Debt

Payroll Protection Program

On April 17, 2020, Bridgeline Digital, Inc. entered into a loan with BNB Bank as the lender in an aggregate principal amount of $1,047,500 (“PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the Small Business Administration. Payments are deferred for at least the first six months and payable in 18 equal consecutive monthly installments of principal and interest commencing upon expiration of the deferral period of the PPP Loan Date. During the three and nine months ended June 30, 2020, interest expense was approximately $2 related to the Note. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the twenty-four week period beginning on April 21, 2020, calculated in accordance with the terms of the CARES Act. The Note provides for prepayment and customary events of default, including, among other things, cross-defaults on any other loan with the lender. The PPP Loan may be accelerated upon the occurrence of an event of default. The Company currently intends to use the proceeds for purposes consistent with the PPP, however, there can be no assurances that the Company will ultimately meet the conditions for forgiveness of the loan or that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

US GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allow for the selection of accounting policies amongst acceptable alternatives. Based on facts and circumstances, the Company determined it most appropriate to account for the PPP Loan proceeds under the debt model. Under the debt model, the Company recognizes the proceeds received as debt, recognizes periodic interest expense in the period in which the interest accrues at the stated interest rate and defers the recognition of any potential forgiveness of the loan principal or interest until the period in which the Company has been legally released from its obligation by the lender. The Company deemed the debt model to be the most appropriate accounting policy for this arrangement as the underlying PPP Loan is a legal form of debt and there are significant contingencies outside of the control of the Company, mainly related to the third-party approval process for forgiveness.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Other Credit Facilities

During the nine months ended June 30, 2019, the Company had a Line of Credit with Heritage Bank of Commerce (the “Line of Credit”) and a term loan with Montage Capital II, L.P. (the “Montage Loan”). Borrowings under the Line of Credit accrued interest at the Wall Street Journal Prime Rate plus 1.75% and the Montage Loan bore interest at 12.75% per annum. During the nine months ended June 30, 2019, interest expense was approximately $300 related to the Line of Credit and Montage Loan. The Company no longer maintains nor are any future borrowings available under the Line of Credit.

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

During the nine months ended June 30, 2020, all previously outstanding shares of Series A Convertible Preferred Stock were converted into common stock.

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

At the time of issuance, no shares of Series C Preferred stock could be converted into Conversion Shares and no Series C Preferred Warrants could be exercised for shares of Common Stock, unless and until such time that the Company had obtained approval from its stockholders, at an annual or special meeting or via written consent, to (i) issue the Conversion Shares and warrants upon the conversion and exercise of the Series C Preferred stock and associated warrants, respectively, which number of shares in the aggregate exceeds 20% of the Company’s shares of Common Stock issued and outstanding immediately prior to the Closing Date, as required by Nasdaq Marketplace Rule 5635(d) (the “Issuance Approval”), and (ii) amend its Amended and Restated Certificate of Incorporation, as amended (“Charter”) to increase the number of shares of Common Stock available for issuance thereunder (or effect a reverse stock split of its issued and outstanding shares of Common Stock so as to effectively increase the number of shares of Common Stock available for issuance) by a sufficient amount to permit the conversion of all outstanding Series C Preferred stock into Conversion Shares and all Series C Preferred Warrants into warrant shares (the “Authorized Share Approval,” and together with the Issuance Approval, the “Stockholder Approvals”). In addition, the Company may not effect, and a Purchaser will not be entitled to, convert the Series C Preferred stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of Common Stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The Stockholder Approvals were obtained on April 26, 2019 and the Company’s Charter was amended on April 29, 2019. As of June 30, 2020, a total of 9,872.5 shares of Series C Preferred stock have been converted to 1,096,999 shares of Common Stock.

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

Common Stock

At the Market Offering

On August 13, 2020, the Company entered into an arrangement with an investment banking firm (the “Manager”) to sell up to 3,822,339 shares of the Company’s Common Stock, $0.001 par value (the “ATM Offering”).  Pursuant to the ATM Offering, shares may be sold on a daily basis, commencing no earlier than August 17, 2020, at a gross sales price equal to the market price for shares of the Company’s Common Stock on the Nasdaq Capital Market at the time of sale of such shares.  The Manager has no obligation to purchase shares of the Company’s Common Stock and is only obligated to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of the Company’s Common Stock. Accordingly, there can be no assurances that the Manager will be successful in selling any portion of the shares available for sale under the ATM Offering.  The Company shall pay to the Manager a placement fee of 2.5% of the gross sales price of shares sold.  The ATM Offering shall remain in effect until the earlier of August 13, 2021, or upon written notice of termination by either the Company or the Manager.

The Company currently intends to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes.

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

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. As of June 30, 2020, there were 3,246 options outstanding under the Plan. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. In November 2019, the Company increased the number of common shares available for issuance under the 2016 Plan from 10,000 shares to 800,000 shares. There were no revisions to exercise prices, terms or any other underlying provisions of existing stock options outstanding. As of June 30, 2020, there were 589,955 options outstanding and 210,045 shares available for future issuance under the 2016 Plan.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the Condensed Consolidated Statements of Operations with a portion charged to Cost of revenue and a portion to Operating expenses depending on the employee’s department. During the three and nine months ended June 30, 2020 and 2019, compensation expense related to share-based payments was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$7	$136	$14	$144
Operating expenses	46	119	119	248
	$53	$255	$133	$392

As of June 30, 2020, the Company had approximately $358 of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.3 years.

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

Montage Warrant - As additional consideration for the Montage Loan, the Company issued to Montage Capital an eight-year warrant (the “Montage Warrant”) to purchase 1,326 shares of the Company’s common stock at a price equal to $132.50 per share. The Montage Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage Capital has the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Montage Warrant will be surrendered to the Company for cancellation. The fair value of the Montage warrant liability at June 30, 2020 and September 30, 2019 was $26 and $14, respectively.

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

As of June 30, 2020, a total of 1,351,217 shares of Series C Warrants have been exercised and no Series A, B or placement agent warrants exercised. The fair value of the total warrant liability related to the Series A, B and C warrants and the placement agent warrants at June 30, 2020 and September 30, 2019 was $2,410 and $3,500, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Total warrants outstanding as June 30, 2020 were as follows:

Type	Issue Date	Shares	Price	Expiration
Director/Shareholder	12/31/2015	120	$1,000.00	12/31/2020
Placement Agent	5/17/2016	1,736	$187.50	5/17/2021
Placement Agent	5/11/2016	1,067	$187.50	5/11/2021
Placement Agent	7/15/2016	880	$230.00	7/15/2021
Investors	11/9/2016	4,271	$175.00	5/9/2022
Director/Shareholder	12/31/2016	120	$1,000.00	12/31/2021
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Director/Shareholder	12/31/2017	120	$1,000.00	12/31/2021
Investors	10/19/2018	3,120	$25.00	10/19/2023
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	3/12/2019	159,236	$4.00	10/19/2023
Investors	3/12/2019	2,556,875	$4.00	9/12/2024
Investors	3/12/2019	2,556,875	$4.00	9/12/2021
Investors	3/12/2019	69,295	$0.05	9/12/2024
Placement Agent	3/12/2019	127,848	$4.00	9/12/2024
Total		5,492,890

Summary of Option and Warrant Activity and Outstanding Shares

During the nine months ended June 30, 2020, the Company granted options to purchase 681,353 shares at an exercise price of $1.40, of which 70,000 shares vest on November 20, 2020 and the remainder vest ratably over a three-year period commencing November 20, 2019 and 1,000 shares at an exercise price of $1.61 which vest ratably over a three-year period commencing on December 2, 2019. All such options granted expire ten years from the date of grant.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the nine months ended June 30, 2020, are as follows:

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

A summary of combined stock option and warrant activity for the nine months ended June 30, 2020 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2019	7,848	$306.41	5,493,857	$4.54
Granted	682,353	1.40	-	-
Exercised	-	-	-	-
Forfeited/Exchanged	(97,000)	3.96	-	-
Expired	-	-	(967)	952.11
Outstanding, June 30, 2020	593,201	$4.87	5,492,890	$4.37
Options vested and exercisable, June 30, 2020	6,605	$310.92

As of June 30, 2020, the aggregate intrinsic value of options outstanding was $169 and there was no aggregate intrinsic value of options exercisable. As of June 30, 2020, the weighted average remaining contractual term of options outstanding and exercisable was 9.3 and 5.6 years, respectively.

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

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(1,701)	$7,311	$(742)	$(10,166)
Accrued dividends on convertible preferred stock	-	(78)	(106)	(235)
Deemed dividend on amendment of Series A convertible preferred stock	-	-	(2,314)	-
Net income (loss) applicable to common shareholders - basic earnings per share	$(1,701)	$7,233	$(3,162)	$(10,401)
Effect of dilutive securities:
Change in warrant derivative liability	-	(18)	-	(18)
Net income (loss) applicable to common shareholders - diluted earnings per share	$(1,701)	$7,215	$(3,162)	$(10,419)

Denominator:
Weighted-average shares outstanding for basic earnings per share	3,876,677	1,996,326	3,264,734	839,975
Effect of dilutive securities:
Warrants	-	1,000	-	1,000
Preferred stock	-	35,440	-	-
Weighted-average shares outstanding for diluted earnings per share	3,876,677	2,032,766	3,264,734	840,975

Basic net income/(loss) per share	$(0.44)	$3.62	$(0.97)	$(12.38)
Diluted net income/(loss) per share	$(0.44)	$3.56	$(0.97)	$(12.38)

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because inclusion would have been anti-dilutive included stock options and warrants to purchase common stock totaling 593,201 and 5,403,954, respectively, for the three months ended June 30, 2020, and for the nine months ended June 30, 2020 included stock options and warrant to purchase common stock totaling 690,175 and 5,403,954, respectively, and preferred stock convertible into an aggregate of 39,444 common shares. For the three months ended June 30, 2019, stock options of 7,848 and warrants to purchase of 5,424,562 shares of common stock were not included in the computation of diluted net income per share because they were considered antidilutive and for the nine months ended June 30, 2019, diluted net loss per share is the same as the basic net loss per share as the effects of all the Company’s potential common stock equivalents are antidilutive because the Company reported a loss for the periods.

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

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2020	2019	2020	2019
United States	$2,171	$2,369	$6,828	$6,631
International	461	324	1,374	633
	$2,632	$2,693	$8,202	$7,264

The Company’s revenue by type is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2020	2019	2020	2019
Digital Engagement Services	$713	$1,118	$2,708	$3,102
Subscription	1,591	1,230	4,498	2,934
Perpetual Licenses	5	-	13	145
Maintenance	92	92	259	332
Hosting	231	253	724	751
	$2,632	$2,693	$8,202	$7,264

Deferred Revenue

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent deferred revenue included in Other long-term liabilities. Deferred revenue during the nine months ended June 30, 2020 increased by $517.  As of June 30, 2020, approximately $5 of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 99% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

The following table summarizes the classification and net change in deferred revenue as of and for the nine months ended June 30, 2020:

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2019	$1,262	$8
Increase(decrease)	701	(3)
Balance as of December 31, 2019	$1,963	$5
Increase(decrease)	(224)	-
Balance as of March 31, 2020	$1,739	$5
Increase(decrease)	40	-
Balance as of June 30, 2020	$1,779	$5

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Deferred Capitalized Commission Costs

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately three years.  The Company evaluated both qualitative and quantitative factors, including the estimated life cycles of its offerings, renewal rates, and its customer attrition to determine the amortization periods for the capitalized costs. The initial amortization period is generally the customer contract term, which is typically thirty-six (36) months, with some exceptions. Deferred capitalized commissions that will be recognized as expense during the succeeding 12-month period are recognized as current deferred capitalized commission costs, and the remaining portion is recognized as long-term deferred capitalized commission costs. Total deferred capitalized commissions were $31 and $70 as of June 30, 2020 and September 30, 2019, respectively. Current deferred capitalized commission costs are included in Other current assets in the Condensed Consolidated Balance Sheets and noncurrent deferred capitalized commission costs are included in Other assets in the Condensed Consolidated Balance Sheets.

11.  Income Taxes

Income tax expense was $9 and $7 for the nine months ended June 30, 2020 and 2019, respectively. Income tax expense consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carry forwards are estimated to be sufficient to offset any potential taxable income for all periods presented. As of June 30, 2020 and September 30, 2019, the Company has a full valuation allowance on its net deferred tax assets.

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the nine months ended June 30, 2020, the Company was also a lessee/sublessor for certain office locations relating to its restructuring plans commenced in fiscal 2015.

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

The components of net lease costs were as follows:

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Condensed Consolidated Statement of Operations:
Operating lease cost	$62	$247
Variable lease cost	46	141
Less: Sublease income, net	(18)	(73)
Total	$90	$315

Cash paid for amounts included in the measurement of lease liabilities was $220 for the nine months ended June 30, 2020, which all represents operating cash flows from operating leases. As of June 30, 2020, the weighted average remaining lease term was 3.2 years and the weighted average discount rate was 7.0%.

At June 30, 2020, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year, which have commenced, were as follows:

Operating Leases
Fiscal year:
2020 (remaining)	$39
2021	114
2022	88
2023	88
2024	32
Total lease commitments	$361
Less: Amount representing interest	(36)
Present value of lease liabilities	$325
Less: Current portion	(96)
Operating lease liabilities, net of current portion	$229

In January 2020, the Company entered into a new lease arrangement for its offices in Woodbury, New York. As of June 30, 2020, the lease had not yet commenced as the new office space is currently under construction. The Company had originally expected to move into the new office space on or about May 1, 2020; however, due to the current state of the COVID-19 pandemic, there have been delays in construction, inclusive of obtaining necessary building permits from the local municipality. Due to the uncertainty associated with the COVID-19 pandemic, the Company cannot reasonably estimate when such construction efforts will be completed and by extension when the lease will commence. Future minimum non-cancellable payments upon commencement of the new lease are as follows:

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

14.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of June 30, 2020, the Company was not engaged with any material legal proceedings.

15. Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements included in this section , other than statements or characterizations of historical fact, are forward-looking statements.  These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc.  These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of the COVID – 19 pandemic and related public health measures on our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission.  Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 as well as in the other documents that we file with the Securities and Exchange Commission.

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

Customer Information

For the three months ended June 30, 2020 and 2019, one customer represented approximately 11% of the Company’s total revenue and for the three months ended June 30, 2019, two customers represented approximately 14% and 11% of the Company’s total revenue, respectively. For the nine months ended June 30, 2020, one customer represented approximately 12% of the Company’s total revenue and for the nine months ended June 30, 2019, two customers represented approximately 16% and 12% of the Company’s total revenue.

Results of Operations for the Three and Nine Months Ended June 30, 2020 compared to the Three and Nine Months Ended June 30, 2019

Total revenue for the three months ended June 30, 2020 was approximately $2.6 million and approximately $2.7 million for the three months ended June 30, 2019. We had a net loss of approximately $1.7 million and had net income of approximately $7.3 million for the three months ended June 30, 2020 and 2019, respectively. Included in net income for the three months ended June 30, 2020 and 2019 was a loss of approximately $1.8 million and a gain approximately $11.2 million, respectively, as a result of the change in fair value of certain warrant liabilities. Included in net income for the three months ended June 30, 2019 were one-time acquisition costs of approximately $938 thousand. Basic net income (loss) per share attributable to common shareholders was ($0.44) for the three months ended June 30, 2020 and $3.62 for the three months ended June 30, 2019.

Total revenue for the nine months ended June 30, 2020 was approximately $8.2 million and approximately $7.3 million for the nine months ended June 30, 2019. We had a net loss of approximately ($741) thousand for the nine months ended June 30, 2020 and a net loss of approximately ($10.2) million for the nine months ended June 30, 2019. Included in net income for the nine months ended June 30, 2020 was a gain of approximately $1.1 million as a result of the change in fair value of certain warrant liabilities. Included in net loss for the nine months ended June 30, 2019 was a goodwill impairment charge of approximately $3.7 million and restructuring and acquisition costs of approximately $1.2 million. During the nine months ended June 30, 2020, the Company amended its Series A Convertible Preferred Stock resulting in a deemed dividend of approximately $2.3 million charged against net income to arrive at net loss applicable to common shareholders for purposes of calculating earnings per share. Basic net loss per share attributable to common shareholders was ($0.97) for the nine months ended June 30, 2020 and ($12.38) for the nine months ended June 30, 2019.

(in thousands)	Three Months Ended June 30,				Nine Months Ended June 30,
			$	%			$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Revenue
Digital engagement services	$713	$1,118	$(405)	(36%)	$2,708	$3,102	(394)	(13%)
% of total net revenue	27%	42%			33%	43%
Subscription and perpetual licenses	1,919	1,575	344	22%	5,494	4,162	1,332	32%
% of total net revenue	73%	58%			67%	57%
Total net revenue	2,632	2,693	(61)	(2%)	8,202	7,264	938	13%

Cost of revenue
Digital engagement services	395	416	(21)	(5%)	1,432	1,635	(203)	(12%)
% of digital engagement services revenue	55%	37%			53%	53%
Subscription and perpetual licenses	684	1,075	(391)	(36%)	2,190	2,604	(414)	(16%)
% of subscription and perpetual revenue	36%	68%			40%	63%
Total cost of revenue	1,079	1,491	(412)	(28%)	3,622	4,239	(617)	(15%)
Gross profit	1,553	1,202	351	29%	4,580	3,025	1,555	51%
Gross profit margin	59%	45%			56%	42%

Operating expenses
Sales and marketing	312	1,469	(1,157)	(79%)	2,130	3,519	(1,389)	(39%)
% of total revenue	12%	55%			26%	48%
General and administrative	464	785	(321)	(41%)	1,936	2,216	(280)	(13%)
% of total revenue	18%	29%			24%	31%
Research and development	402	592	(190)	(32%)	1,218	1,499	(281)	(19%)
% of total revenue	15%	22%			15%	21%
Depreciation and amortization	224	257	(33)	(13%)	731	361	370	102%
% of total revenue	9%	10%			9%	5%
Goodwill impairment	-	-	-	0%	-	3,732	(3,732)	(100%)
% of total revenue	0%	0%			0%	51%
Restructuring and acquisition related expenses	1	938	(937)	(100%)	373	1,242	(869)	(70%)
% of total revenue	0%	35%			5%	17%
Total operating expenses	1,403	4,041	(2,638)	(65%)	6,388	12,569	(6,181)	(49%)

Income (loss) from operations	150	(2,839)	2,989	(105%)	(1,808)	(9,544)	7,736	(81%)
Interest expense and other, net	(2)	7	(9)	(129%)	(3)	(316)	313	(99%)
Amortization of debt discount	-	-	-	0%	-	(231)	231	(100%)
Warranty liability expense	-	-	-	0%	-	(11,272)	11,272	(100%)
Change in fair value of warrant liabilities	(1,843)	10,146	(11,989)	(118%)	1,078	11,204	(10,126)	(90%)
Income (loss) before income taxes	(1,695)	7,314	(9,009)	(123%)	(733)	(10,159)	9,426	(93%)
Provision for income taxes	6	3	3	100%	9	7	2	29%

Net income/(loss)	$(1,701)	$7,311	$(9,012)	(123%)	$(742)	$(10,166)	$9,424	(93%)

Non-GAAP Measure:
Adjusted EBITDA	$428	$(1,556)	$1,984	(128%)	$(571)	$(3,968)	$3,397	(86%)

Revenue

Our revenue is derived from two sources: (i) digital engagement services and (ii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of implementation and retainer related services. In total, revenue from digital engagement services decreased $405 thousand, or 36%, to $713 thousand for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019 and decreased $394 thousand, or 13%, to $2.7 million for the nine months ended June 30, 2020 compared to $3.1 million for the nine months ended June 30, 2019. Digital engagement services revenue as a percentage of total revenue decreased to 27% from 42% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and decreased to 33% from 43% for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The decrease as a percentage of total revenue is attributable to increases in revenues generated from subscription and perpetual licenses during the three and nine months ended June 30, 2020.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $344 thousand, or 22%, to $1.9 million for the three months ended June 30, 2020 compared to $1.6 million for the three months ended June 30, 2019, and increased $1.3 million, or 32%, to $5.5 million for the nine months ended June 30, 2020 compared to $4.2 million for the nine months ended June 30, 2019.  The increase for the three and nine months ended June 30, 2020 compared to the prior period is primarily due to license revenues of $428 thousand and $1.9 million, respectively, realized from our two acquisitions completed in the fiscal 2019 second quarter, partially offset by cancelled SaaS subscriptions for legacy customers. Subscription and perpetual license revenue as a percentage of total revenue increased to 73% from 58% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and increased to 67% from 57% for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The increase as a percentage of total revenue is primarily attributable to the two acquisitions completed in the fiscal 2019 second quarter which resulted in the Company acquiring a larger proportion of subscription and perpetual licenses over digital engagement service contracts.

Costs of Revenue

Total cost of revenue decreased $412 thousand, or 28%, to $1.1 million for the three months ended June 30, 2020 compared to $1.5 million for the three months ended June 30, 2019 and decreased $617 thousand, or 15%, to $3.6 million for the nine months ended June 30, 2020 compared to $4.2 million for the nine months ended June 30, 2019. The gross profit margin increased to 59% for the three months ended June 30, 2020, compared to 45% for the three months ended June 30, 2019 and increased to 56% for the nine months ended June 30, 2020 compared to 42% for the nine months ended June 30, 2019. The increase in the gross profit margin for the three and nine months ended June 30, 2020 compared to the prior period is primarily attributable to decreases in headcount and the use of third-party consultants and increases in the proportion of license revenue, which are generally associated with higher margins, to digital engagement service revenue.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $21 thousand, or 5%, to $395 thousand for the three months ended June 30, 2020 compared to $416 thousand for the three months ended June 30, 2019 and decreased $203 thousand, or 12%, to $1.4 million for the nine months ended June 30, 2020 compared to $1.6 million for the nine months ended June 30, 2019. The decrease for the three and nine months ended June 30, 2020 compared to the prior period is primarily due to the allocation of support team and third-party subcontractor costs. The cost of digital engagement services as a percentage of digital engagement services revenue increased to 55% for the three months ended June 30, 2020 compared to 37% for the three months ended June 30, 2019 and remained consistent at 53% for the nine months ended June 30, 2020 and 2019.   The increase as a percentage of revenues for the three months ended June 30, 2020 compared to the prior period is primarily due to the overall decreases in digital engagement services revenue.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $391 thousand, or 36%, to $684 thousand for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019 and decreased $414 thousand, or 16%, to $2.1 million for the nine months ended June 30, 2020 compared to $2.6 million for the nine months ended June 30, 2019. The decrease for the three and nine months ended June 30, 2020 compared to the prior period is primarily due to a reduction of the workforce and less allocated time by the delivery team and third-party subcontractors on platform support projects. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 36% for the three months ended June 30, 2020 compared to 68% for the three months ended June 30, 2019 and decreased to 40% for the nine months ended June 30, 2020 compared to 63% for the nine months ended June 30, 2019. These decreases are primarily attributable to a reduction of the workforce and less allocated time by the delivery team and third-party subcontractors on platform support projects.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.2 million, or 79%, to $312 thousand for the three months ended June 30, 2020 compared to $1.5 million for the three months ended June 30, 2019 and decreased $1.4 million, or 39%, to $2.1 million for the nine months ended June 30, 2020 compared to $3.5 million for the nine months ended June 30, 2019.  Sales and marketing expenses represented 12% and 55% of total revenue for the three months ended June 30, 2020 and 2019, respectively, and 26% and 48% of total revenue for the nine months ended June 30, 2020 and 2019, respectively. The decrease for the three months ended June 30, 2020 compared to the prior period is attributable to decreases in headcount. The decrease for the nine months ended June 30, 2020 compared to the prior period is attributable to a decrease in headcount and personnel from acquisitions as well as decreased commission expenses incurred.

General and Administrative Expenses

General and administrative expenses decreased $321 thousand, or 41%, to $464 thousand for the three months ended June 30, 2020 compared to $785 thousand for the three months ended June 30, 2019 and decreased $280 thousand, or 13%, to $1.9 million for the nine months ended June 30, 2020 compared to $2.2 million for the nine months ended June 30, 2019.  General and administrative expenses represented 18% and 29% of total revenue for the three months ended June 30, 2020 and 2019, respectively, and 24% and 31% of total revenue for the nine months ended June 30, 2020 and 2019, respectively. The decrease for the three months ended June 30, 2020 compared to the prior period was primarily due to the decrease in overall support headcount and personnel expenses. The decrease for the nine months ended June 30, 2020 compared to the prior period was primarily due to a decrease in headcount and personnel from acquisitions.

Research and Development

Research and development expense decreased $190 thousand, or 32%, to $402 thousand for the three months ended June 30, 2020 compared to $592 thousand for the three months ended June 30, 2019 and decreased $281 thousand, or 19%, to $1.2 million for the nine months ended June 30, 2020 compared to $1.5 million for the nine months ended June 30, 2019. Research and development expenses represented 15% and 22% of total revenue for the three months ended June 30, 2020 and 2019, respectively, and 15% and 21% of total revenue for the nine months ended June 30, 2020 and 2019, respectively. The decrease for the three and nine months ended June 30, 2020 compared to the prior period is primarily attributable to decreases in headcount.

Depreciation and Amortization

Depreciation and amortization expense decreased $33 thousand, or 13%, to $224 thousand for the three months ended June 30, 2020 compared to $257 thousand for the three months ended June 30, 2019 and increased $370 thousand, or 102%, to $731 thousand for the nine months ended June 30, 2020 compared to $361 thousand for the nine months ended June 30, 2019. The decrease for the three months ended June 30, 2020 is primarily due to a reduction of amortization of intangible assets, specifically software development costs. The increase for the nine months ended June 30, 2020 is primarily due to amortization of intangible assets resulting from acquisitions. Depreciation and amortization represented 9% and 10% of total revenue for the three months ended June 30, 2020 and 2019, respectively, and 9% and 5% of total revenue for the nine months ended June 30, 2020 and 2019, respectively,

Goodwill Impairment

During the nine months ended June 30, 2019, the Company performed an interim impairment test, which resulted in an impairment charge of $3.7 million. An impairment charge is recognized for the amount by which the carrying amount exceeds the Company’s fair value. There were no impairment charges for the nine months ended June 30, 2020.

Restructuring and Acquisition Related Expenses

During the three and nine months ended June 30, 2020, the Company recognized $1 thousand and $373 thousand, respectively, related to a reduction in force in its U.S. and Canada operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies, which resulted in a reduction of 15 positions.

During the three and nine months ended June 30, 2019, we committed to a restructuring plan to reorganize our international operations to maximize efficiencies and reduce operating costs. Restructuring expenses were $814 thousand for the three and nine months ended June 30, 2019, respectively, and represented 30% and 11% of total revenue for the three months and nine months ended June 30, 2019, respectively. Acquisition related expenses related to the acquisition of Stantive Technologies Group Inc. consummated in March 2019 were $124 thousand and $428 thousand for the three and nine months ended June 30, 2019 and represented 5% and 6% of total revenue for the three months and nine months ended June 30, 2019, respectively. There were no acquisition related expenses incurred during the three and nine months ended June 30, 2020.

Net Income (Loss)

Net Income (loss) from Operations

The income (loss) from operations was $150 thousand for the three months ended June 30, 2020 compared to a loss of ($2.8) million for the three months ended June 30, 2019, and a loss of ($1.8) million for the nine months ended June 30, 2020 compared to a loss of ($9.5) million for the nine months ended June 30, 2019. Operating expenses decreased $2.6 million, or 65%, to $1.4 million for the three months ended June 30, 2020 compared to $4.0 million for the three months ended June 30, 2019, and decreased $6.2 million, or 49%, to $6.4 million for the nine months ended June 30, 2020 compared to $12.6 million for the nine months ended June 30, 2019. The increases for the three months ended June 30, 2020 compared to the prior period were primarily due to reduction in headcounts and for the nine months ended June 30, 2020 compared to the prior period were primarily attributable to a goodwill impairment charge of $3.7 million and restructuring expenses of $1.2 million which occurred in the prior period and similar charges did not recur.

Other Income (Expense), net

The Company recognized a loss related to the change in fair value of warrant liabilities of $1.8 million for the three months ended June 30, 2020 compared to $11.2 million for the three months ended June 30, 2019 and a gain of $1.1 million for the nine months ended June 30, 2020 compared to $11.2 million for the nine months ended June 30, 2019. During the nine months ended June 30, 2019, we also recognized a warranty liability expense of $11.3 million related to the excess of fair value allocated to warrants over the proceeds received from the issuance of Series C Preferred Convertible Stock and associated warrants.

During the three and nine months ended June 30, 2020, interest expense was $2 thousand. During the three and nine months ended June 30, 2019, interest expense, net, inclusive of amortization of debt discounts, was $7 thousand and $547 thousand, respectively.

Income Taxes

The provision for income tax expense was $9 thousand and $7 thousand for the nine months ended June 30, 2020 and 2019, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset any potential taxable income.

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

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(1,701)	$7,311	$(742)	$(10,166)
Provision for income tax	6	3	9	7
Interest expense and other, net	2	(7)	3	316
Amortization of debt discount	-	-	-	231
Warrant liability expense	-	-	-	11,272
Change in fair value of warrants	1,843	(10,146)	(1,078)	(11,204)
Amortization of intangible assets	208	244	678	310
Depreciation	12	16	40	50
Goodwill impairment	-	-	-	3,732
Restructuring and acquisition related charges	1	938	373	1,242
Other amortization	4	10	13	32
Stock based compensation	53	75	133	210
Adjusted EBITDA	$428	$(1,556)	$(571)	$(3,968)

Adjusted EBITDA increased year over year, which is primarily attributable to increases in revenues and cost control measures.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $227 thousand for the nine months ended June 30, 2020 compared to cash used in operating activities of $3.3 million for the nine months ended June 30, 2019. The change in cash provided by operating activities compared to the prior period was primarily due to a decrease in loss from operations offset by decreases in accounts receivable and prepaid expenses and  increases in accounts payable and deferred revenue.

Investing Activities

We did not have any cash flows from investing activities for the nine months ended June 30, 2020 compared to cash used in investing activities of $5.7 million for the nine months ended June 30, 2019.   Cash used in investing activities during the prior comparable period was primarily related to the acquisition of Stantive and Seevolution. The Company does not expect material expenditures for property and equipment during the 2020 fiscal year.

Financing Activities

Cash provided by financing activities was $1.0 million for the nine months ended June 30, 2020 compared to cash provided by financing activities of $9.6 million for the nine months ended June 30, 2019.  Cash provided by financing activities for the nine months ended June 30, 2020 was attributable to the proceeds received under the Paycheck Protection Program. Cash provided by financing activities for the nine months ended June 30, 2019 was attributable to the public offering in October 2018 and a private offering in March 2019, partially offset by repayments of term and promissory notes.

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

On August 13, 2020, the Company entered into an arrangement with an investment banking firm (the “Manager”) to sell up to 3,822,339 shares of the Company’s Common Stock, $0.001 par value (the “ATM Offering”).  Pursuant to the ATM Offering, shares may be sold on a daily basis, commencing no earlier than August 17, 2020, at a gross sales price equal to the market price for shares of the Company’s Common Stock on the Nasdaq Capital Market at the time of sale of such shares.  The Manager has no obligation to purchase shares of the Company’s Common Stock and is only obligated to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of the Company’s Common Stock.  Accordingly, there can be no assurances that the Manager will be successful in selling any portion of the shares available for sale under the ATM Offering.  The Company shall pay to the Manager a placement fee of 2.5% of the gross sales price of shares sold.  The ATM Offering shall remain in effect until the earlier of August 13, 2021 or upon written notice of termination by either the Company or the Manager.

The Company currently intends to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes.

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

Commitments and Contingencies

The Company leases its facilities in the United States and Canada. The following summarizes our cash contractual obligations and commitments by maturity as of June 30, 2020:

(in thousands)

Payment obligations by year	FY20 (remaining)	FY21	FY22	FY23	FY24	Thereafter	Total
Operating leases	$59	$193	$170	$173	$117	$60	$772

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

Accounting for Stock-Based Compensation

At June 30, 2020, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options. The two plans are more fully described in Note 13 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2019.

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

Accounting for Payroll Protection Program

US GAAP does not contain authoritative accounting standards for forgiveable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allow for the selection of accounting policies amongst acceptable alternatives. Based on facts and circumstances, the Company determined it most appropriate to account for the PPP Loan proceeds under the debt model. Under the debt model, the Company recognizes the proceeds received as debt, recognizes periodic interest expense in the period in which the interest accrues at the stated interest rate and defers the recognition of any potential forgiveness of the loan principal or interest until the period in which the Company has been legally released from its obligation by the lender. The Company deemed the debt model to be the most appropriate accounting policy for this arrangement as the underlying PPP Loan is a legal form of debt and there are significant contingencies outside of the control of the Company, mainly related to the third-party approval process for forgiveness.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2020.

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

There were no sales of unregistered equity securities in the nine months ended June 30, 2020.

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

Bridgeline Digital, Inc.
(Registrant)

August 13, 2020	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

August 13, 2020	/s/ Mark G. Downey
Date	Mark G. Downey Chief Financial Officer (Principal Financial and Accounting Officer)