Form 10-K
period 2020-09-30
Bridgeline Digital, Inc.
filed 2020-12-23
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-139298

Bridgeline Digital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2263942
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

100 Sylvan Road, Suite G700
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,075,245 based on the closing price of $0.67 of the issuer’s common stock, par value $0.001 per share, as reported by the NASDAQ Stock Market on March 31, 2020.

On December 22, 2020, there were 4,420,170 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward Looking Statement

All statements included in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. . These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc.  These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of the COVID – 19 pandemic and related public health measures that may affect our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers, increasing our recurring revenue, our ability to attract new customers, our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability, our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital Market, or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission.  Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Bridgeline Digital, Inc. assumes no obligation to, and does not currently intend to, update any such forward-looking statements, except as required by applicable law. We urge readers to review carefully the risk factors described herein and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I

Item 1. Business.

Overview

Bridgeline Digital, The Digital Engagement Company, helps customers maximize the performance of their full digital experience from websites and intranets to eCommerce experiences. Bridgeline’s Unbound platform is a Digital Experience Platform that deeply integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics (Insights) with the goal of assisting marketers to deliver exceptional digital experiences that attract, engage, nurture and convert their customers across all channels. Bridgeline offers a core accelerator framework for rapidly implementing digital experiences on the Bridgeline Unbound platform, which provides customers with cost-effective solutions in addition to velocity to market.

Bridgeline’s Unbound platform combined with its professional services assists customers in digital business transformation, driving lead generation, increasing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. The Bridgeline Unbound platform bridges the gaps between Web Content Management, eCommerce, eMarketing, and social and web analytics by providing all of these components in one unified and deeply integrated platform.

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

Celebros Search, delivered through a cloud-based SaaS, is a commerce-oriented site search product that provides for Natural Language Processing with artificial intelligence to present very relevant search results based on long-tail keyword searches in seven languages.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, MA; New York, NY; and Ontario, Canada.  The Company has three wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India; Bridgeline Digital Canada Inc. located in Ontario, Canada; and Stantive Technologies Pty Ltd. located in Australia.

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

The Bridgeline Unbound platform is a Digital Experience Platform (DXP) that unifies Content Management, eCommerce, eMarketing, and Analytic capabilities deep within the websites, intranets or online stores in which they reside, enabling customers to enhance and optimize the value of their web properties and better engage their website users. The Bridgeline Unbound platform significantly enhances WEM and Customer Experience Management (CXM) capabilities.

The Bridgeline Unbound Franchise offering was built specifically to support the needs of multi-unit organizations and franchises. Bridgeline's cloud-based platform allows companies to execute local marketing campaigns, follow Search Engine Optimization (SEO) best practices, drive eCommerce initiatives, and measure results with actionable analytics.

The Bridgeline Unbound suite of products includes:

●

Bridgeline Unbound Experience Manager is a marketing automation engine and content management system in one – delivering the digital experiences consumers demand. Centered on robust audience segmentation and list management, the tool allows marketers to easily create personalized customer journeys. Each Bridgeline Unbound implementation incorporates a set of flexible templates and modules to get you started quickly in building your full digital experience with Bridgeline Unbound Pro. From there, you can opt to further customize these templates and incorporate any necessary custom application integrations with Bridgeline Unbound Enterprise to meet an organization’s unique business needs.

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

●

Bridgeline Unbound Insights provides the ability to manage, measure and optimize web properties by recording detailed events and subsequently mine data within a web application for statistical analysis. Our customers have access to information regarding where their visitors are coming from, what content and products their viewers are most interested in, and how they navigate through a particular web application. Through user-definable web reports, Bridgeline Unbound Insights provides deep insight into areas like visitor usage, content access, age of content, actions taken, event triggers, and reports on both client and server-side events. Bridgeline Unbound Insight’s smart recommendation engine uses this data and identifies actionable solutions that enable our customers to optimize site content and reach their digital campaign goals.

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

OrchestraCMS also has a rich set of APIs to enable development of custom solutions, third-party integrations and delivery of digital transformation initiatives on the Salesforce platform helping customers drive deeper engagement and collaboration, increase efficiency and minimize risk.

Finally, Bridgeline supports an enterprise site search solution with its Celebros Search product. This software is available as a SaaS license and is reported as subscription licenses in the accompanying consolidated financial statements.

●

Celebros Search by Bridgeline is a commerce-oriented, site search product that provides for Natural Language Processing and incorporates with artificial intelligence to present very relevant search results based on long-tail keyword searches. Celebros Search understands which word in the search query is a product, an attribute or an expression that is related to a price or product. With the use of natural language and intent algorithms, Celebros Search ensures that customers receive the best results every time, no matter the length or complexity of the search query. Celebros Search is a leading semantic search and conversion technology that is available in seven languages. Celebros Search has plug-ins into the Bridgeline Unbound Commerce offering in addition to many other third-party Commerce platforms such as Magento, Shopify, Hybris and more.

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

Digital Engagement Services

Digital engagement services address specific customer needs such as digital strategy, web design and web development, usability engineering, information architecture, and SEO for their mission critical web site, intranet or online store. Application development engagements are often sold as part of a multiple element arrangement that includes our software products, hosting arrangements (i.e. Managed Service Hosting) that provide for the use of certain hardware and infrastructure through our partnership with Amazon Web Services or retained professional services subsequent to completion of the application development.

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

Information Architecture

Information Architecture is a design methodology focused on structuring information to ensure that users can find the appropriate data and can complete their desired transactions within a website or application. Understanding users and the context in which users will be initiating with a web application is central to information architecture. Information architects try to put themselves in the position of a typical user of an application to better understand a user’s characteristics, behaviors, intentions and motivations. At the same time, the information architect develops an understanding of a web application’s functionality and data structures. The understanding of these components enables the architect to make customer-centric decisions about the end user and then translate those decisions into site maps, wire frames and clickable prototypes.

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

We also pursue strategic alliances and partnerships that will enhance the sales and distribution opportunities of Bridgeline Unbound- related intellectual property.

Engagement Methodology

We use an accountable, strategic engagement process developed specifically for target companies that require a technology-based professional approach. We believe it is critical to qualify each opportunity and to assure our skill set and tools match up well with each customer’s needs. As an essential part of every engagement, we believe our engagement methodology streamlines our customer qualification process, strengthens our customer relationships, ensures our skill set and tools match the customer’s needs, and results in the submission of targeted proposals.

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

Customer Retention Programs

We use digital marketing capabilities when marketing to our customer base. We make available via email and on our website Bridgeline- authored Whitepapers, featured case studies, and/or Company-related announcements to our customers on a bimonthly basis. We also host educational on-line webinars, face-to-face seminars and training.

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

Acquisitions

On February 13, 2019, the Company entered into an Asset Purchase Agreement with Seevolution Inc., a Delaware corporation, Celebros, Inc., a Delaware corporation, and Elisha Gilboa, an individual and shareholder of Seevolution (the “Seevolution Asset Purchase Agreement”). The Seevolution Asset Purchase Agreement sets forth the terms and conditions pursuant to which the Company acquired certain assets in exchange for consideration paid consisting of (1) $418 in cash at the time of purchase, (ii) the payment of $100 of additional cash to be paid out $10 per month for ten months starting April 30, 2019, and (iii) 40,000 shares of Bridgeline Digital common stock. Costs to complete the transaction were approximately $18 thousand.

On March 13, 2019, the Company entered into an Asset Purchase Agreement with Stantive Technologies Group Inc. (“Stantive”), a corporation organized under the laws of Ontario, Canada, to purchase substantially all of the assets of Stantive and assume certain liabilities. The Company also acquired all of the outstanding stock of Stantive Technologies Group, Pty, a company incorporated in Australia, which was a subsidiary of Stantive. The total purchase price, including cure costs, for Stantive and its Australian subsidiary was approximately $5.2 million in cash.

There were no acquisitions during the fiscal year ended September 30, 2020.

Research and Development

We have research and development activities focusing on creating new products and innovations, product enhancements, and funding future market opportunities. Research and development expenses were approximately $1.6 million or 15% of revenues and $2.2 million or 22% of revenues during fiscal 2020 and 2019, respectively.

Employees

We had 39 employees worldwide as of September 30, 2020. All of these employees were full-time employees.

Customers

We primarily serve the following vertical markets that we believe have a history of investing in information technology enhancements and initiatives:

●	Franchises/Multi-unit Organizations
●	Health Services and Life Sciences
●	Technology (software and hardware)
●	Credit Unions and Regional Banks
●	Consumer Retail and Apparel
●	Associations and Foundations

For the year ended September 30, 2020, one customer generated approximately 12% of our revenue. For the year ended September 30, 2019, two customers each generated approximately 11% and 15% of our revenue.

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

We believe we compete adequately with others and we distinguish ourselves from our competitors in a number of ways, including:

●

We believe our competitors generally offer their web application software typically as a single point of entry type product (such as content management only, or commerce only) as compared to the deeply integrated approach provided by the Bridgeline Unbound platform.

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

Risk Factors

We have incurred significant net losses since inception and expect to continue to incur operating losses for the foreseeable future. We may never achieve or sustain profitability, which would depress the market price of our common stock and could cause you to lose all or a part of your investment.

We have net income of $326 thousand for the year ended September 30, 2020, which includes government grant income of $960 thousand. Since our inception in 2000 through fiscal 2019, we have incurred net losses. During fiscal 2019, net losses were $9.5 million, inclusive of goodwill impairment charge of $3.7 million. As of September 30, 2020, we had an accumulated deficit of approximately $73.6 million. We do not know whether or when we will become profitable. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

On August 17, 2020, the Company entered into an arrangement with an investment banking firm (the “Manager”) to sell up to $4,796,090 of shares of the Company’s common stock, $0.001 par value (the “ATM Offering”). The ATM Offering shall remain in effect until the earlier of August 17, 2021, or upon written notice of termination by either the Company or the Manager.  The Company currently intends to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of September 30, 2020, there have been no shares of common stock sold under the ATM offering. If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our operations, and this would have a material adverse effect on our business.

A reduction in our license renewal rate could reduce our revenue.

Our customers have no obligation to renew their subscription licenses, and some customers have elected not to do so. Our license renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market, or constraints or changes in budget priorities faced by our customers. A decline in license renewal rates could cause our revenue to decline, which would have a material adverse effect on our operations.

We are dependent upon a small number of major customers, and a failure to renew our licenses with such customers could reduce our revenue.

During fiscal 2020, one of our customers accounted for approximately 12% of total sales. Our customers have no obligation to renew their subscription licenses, and some customers have elected not to do so, including a number of our large customers in the recent two fiscal years. Our license renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market, or constraints or changes in budget priorities faced by our customers. A decline in license renewal rates could cause our revenue to decline, which would have a material adverse effect on our operations.

The length of our sales cycle can fluctuate significantly, which could result in significant fluctuations in license revenues being recognized from quarter to quarter.

The decision by a customer to purchase our products often involves the development of a complex implementation plan across a customer’s business. This process often requires a significant commitment of resources both by prospective customers and us. Given the significant investment and commitment of resources required in order to implement our software, it may take several months, or even several quarters, for marketing opportunities to materialize. If a customer’s decision to purchase our products is delayed or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenue from these sales would be delayed. Such delays and fluctuations could cause our revenue to be lower than expected in a particular period, and we may not be able to adjust our costs quickly enough to offset such lower revenue, potentially negatively impacting our results of operations.

We depend on a third-party cloud platform provider to host our Bridgeline Unbound SaaS environment and managed services business and if we were to experience a disruption in service, our business and reputation could suffer.

We host our SaaS and managed hosting customers via a third-party, Amazon Web Services. If upon renewal date our third-party provider does not provide commercially reasonable terms, we may be required to transfer our services to a new provider, such as a data center facility, and we may incur significant equipment costs and possible service interruption in connection with doing so. Interruptions in our services might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our renewal rates.

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

We have contractual commitments in operating lease arrangements. Our ability to meet our expenses and contractual commitments will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Further, our operations may not generate sufficient cash to enable us to service our working capital needs or contractual obligations resulting from our leases. If we are at any time unable to generate sufficient cash flows from operations, we may be required to obtain additional sources of financing. There can be no assurance that we would be able to successfully renegotiate such terms, that additional financing could be obtained on terms that are favorable or acceptable to us.  Refer to the Risk Factor - We may require additional financing to execute our business plan and further expand our operations, for a description of capital raising activities.

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

We will need to continue to enhance our products in order to maintain our competitive position. We may not be successful in developing and marketing enhancements to our products on a timely basis, and any enhancements we develop may not adequately address the changing needs of the marketplace. Overlaying the risks associated with our existing products and enhancements are ongoing technological developments and rapid changes in customer requirements. Our future success will depend upon our ability to develop and introduce, in a timely manner, new products that take advantage of technological advances and respond to new customer requirements. The development of new products is increasingly complex and uncertain, which increases the risk of delays. We may not be successful in developing new products and incorporating new technology on a timely basis, and any new products may not adequately address the changing needs of the marketplace. Failure to develop new products and product enhancements that meet market needs in a timely manner could have a material adverse effect on our business, financial condition and operating results.

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

General Risk Factors

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

The average shares traded per day in fiscal 2020 was approximately 484,000 shares per day compared to approximately 264,000 shares for fiscal 2019, 406,000 for fiscal 2018 and 26,000 for fiscal 2017. Our average trading volume of our common stock can be very sporadic and may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. A low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve either now or in the future.

The market price of our common stock is volatile, which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this annual report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. During fiscal 2020, the closing price of our common stock as reported by NASDAQ fluctuated between $0.53 and $3.62. We are required to meet certain financial criteria in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. If we fail this requirement then NASDAQ will issue a notice that we are not in compliance and we will need to take corrective actions in order to not be delisted. Such corrective actions could be a reverse stock split.

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

We will need to increase the size and maintain the quality of our sales force, software development staff and professional services organization to execute our growth plans. To meet our objectives, we must attract and retain highly qualified personnel with specialized skill sets. Competition for qualified personnel can be intense, and we might not be successful in attracting and retaining them. Our ability to maintain and expand our sales, product development and professional services teams will depend on our ability to recruit, train and retain top quality people with advanced skills who understand sales to, and the specific needs of, our target customers. For these reasons, we have experienced, and we expect to again experience in the future, challenges in hiring and retaining highly skilled employees with appropriate qualifications for our business. In addition to hiring services personnel to meet our needs, we may also engage additional third-party consultants as contractors, which could have a negative impact on our financial results. If we are unable to hire or retain qualified personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity slower than anticipated, it would be more difficult for us to sell our products and services, and we could experience a shortfall in revenue and fail to achieve our planned growth.

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

The COVID-19 pandemic could have a material adverse effect our ability to operate, results of operations, financial condition, liquidity, and capital investments.

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our services. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have recommended, and some governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place, social distancing ordinances, and business shutdowns. There is considerable uncertainty regarding the extent to which the COVID-19 outbreak will continue to spread, and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus.

The pandemic and such preventive measures, or others required or that we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations; decreased employee availability; increased claims or other expenses; potential border closures; and others. These disruptions and challenges may continue for an indefinite period of time and may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. Additionally, the effects of COVID-19 on the global economy could adversely affect our ability to access the capital and other financial markets, and if so, we may need to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital. These uncertain economic conditions may also result in the inability of our customers to make payments to us, on a timely basis or at all.

Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

Item 1B. Unresolved Staff Comments

Not required.

Item 2.   Properties.

The following table lists our offices, all of which are leased:

Geographic Location	Address	Size
Woburn, Massachusetts	100 Sylvan Rd Suite G-700 Woburn, MA 01801	775 square feet, professional office space
Woodbury, New York	150 Woodbury Road Woodbury, NY 11797	1,605 square feet, professional office space
Kingston, Ontario	61 Hyperion Court Kingston, ON, K7K 7K7	9,654 square feet, professional office space

Item 3.  Legal Proceedings.

From time to time, we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

The following tables set forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Capital Market under the symbol BLIN.

Year Ended September 30, 2020	High	Low

Fourth Quarter	$3.62	$1.59
Third Quarter	$2.95	$0.63
Second Quarter	$1.85	$0.53
First Quarter	$2.24	$1.33

Year Ended September 30, 2019	High	Low

Fourth Quarter	$3.11	$1.76
Third Quarter	$16.00	$2.25
Second Quarter	$15.50	$7.70
First Quarter	$59.00	$11.00

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our common shareholders in the near future. As of December 17, 2020, our common stock was held of record by approximately 2,440 shareholders. Most of the Company’s shares of common stock are held in street name through one or more nominees.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following summarizes all sales of our unregistered securities during the year ended September 30, 2020 for which more information is disclosed on our Form 8-Ks. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

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

Overview

Bridgeline Digital, The Digital Engagement Company, helps customers maximize the performance of their full digital experience from websites and intranets to eCommerce experiences. Bridgeline’s Unbound platform integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics (Insights) with the goal of assisting marketers to deliver digital experiences that attract, engage, nurture, and convert their customers across all channels. Bridgeline offers a core accelerator framework for rapidly implementing digital experiences on the Bridgeline Unbound platform, which provides customers with cost-effective solutions in addition to velocity to market.

Bridgeline’s Unbound platform combined with its professional services assists customers in digital business transformation, driving lead generation, increasing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs. The Bridgeline Unbound platform bridges the gaps between Web Content Management, eCommerce, eMarketing, and social and web analytics by providing all of these components in one unified and deeply integrated platform.

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

Celebros Search, delivered through a cloud-based SaaS, is a commerce-oriented site search product that provides for Natural Language Processing with artificial intelligence to present very relevant search results based on long-tail keyword searches in seven languages.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Woburn, Massachusetts. The Company maintains regional field offices serving the following geographical locations: Boston, MA; and New York, NY.  The Company has three wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India; Bridgeline Digital Canada, Inc. located in Ontario, Canada; and Stantive Technologies Group Pty, Ltd. located in Australia.

Sales and Marketing

Bridgeline employs a direct sales force and each sale takes on average three to six months to complete. Each franchise/multi-unit organization sale takes on average one year to complete. Our direct sales force focuses its efforts selling to medium-sized and large companies. These companies are generally categorized in the following vertical markets: (i) financial services; (ii) franchises/multi-unit organizations; (iii) retail brand names; (iv) health services and life sciences; (v) technology (software and hardware); (vi) credit unions and regional banks, and (vii) associations and foundations. We have five sales geographic locations in the United States.

Acquisitions

Bridgeline will continue to evaluate expanding its distribution of Bridgeline Unbound and its interactive development capabilities through acquisitions. We may make additional acquisitions in the foreseeable future. These potential acquisitions will be consistent with our growth strategy by providing Bridgeline with new geographical distribution opportunities, an expanded customer base, an expanded sales force and an expanded developer force. In addition, integrating acquired companies into our existing operations allows us to consolidate the finance, human resources, legal, marketing, and research and development of the acquired businesses with our own internal resources, hence reducing the aggregate of these expenses for the combined businesses and resulting in improved operating results.

Customer Information

We currently have over 200 active customers. For the year ended September 30, 2020, one customer represented approximately 12% of the Company’s total revenue. For the year ended September 30, 2019, two customers each represented approximately 11% and 15% of the Company’s total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2020 (“fiscal 2020”) increased to $10.9 million from $10.0 million for the fiscal year ended September 30, 2019 (“fiscal 2019”). Loss from operations for fiscal 2020 was $1.6 million, compared with loss from operations of $11.1 million, which included a goodwill impairment charge of $3.7 million, for fiscal 2019. We had net income for fiscal 2020 of $326 thousand including government grant income related to the Paycheck Protection Program (“PPP”) loan of $960 thousand, compared with a net loss of ($9.5) million, including a goodwill impairment charge of $3.7 million and a net gain of $2.1 million due to warrant related charges, for fiscal 2019. Basic net loss per share attributable to common shareholders for fiscal 2020 was $(0.59) compared with the equivalent basic net loss per share attributable to common shareholders of $(8.16) for fiscal 2019.

(in thousands)	Years Ended September 30,
			$	%
	2020	2019	Change	Change
Net Revenue
Digital engagement services	$3,409	$4,117	$(708)	(17% )
% of total net revenue	31%	41%
Subscription and perpetual licenses	7,498	5,835	1,663	29%
% of total net revenue	69%	59%
Total net revenue	10,907	9,952	955	10%

Cost of revenue
Digital engagement services	1,831	2,070	(239)	(12)%
% of digital engagement services revenue	54%	50%
Subscription and perpetual licenses	2,676	3,290	(614)	(19)%
% of subscription and perpetual revenue	36%	56%
Total cost of revenue	4,507	5,360	(853)	(16)%
Gross profit	6,400	4,592	1,808	39%
Gross profit margin	59%	46%

Operating expenses
Sales and marketing	2,614	4,824	(2,210)	(46)%
% of total revenue	24%	48%
General and administrative	2,455	3,246	(791)	(24)%
% of total revenue%	23%	33%
Research and development	1,641	2,185	(544)	(25)%
% of total revenue	15%	22%
Depreciation and amortization	968	620	348	56%
% of total revenue	9%	6%
Goodwill impairment	-	3,732	(3,732)	(100)%
% of total revenue	0%	38%
Restructuring and acquisition related expenses	366	1,053	(687)	(65)%
% of total revenue	3%	11%
Total operating expenses	8,044	15,660	(7,616)	(49)%

Loss from operations	(1,644)	(11,068)	9,424	(85)%
Interest expense and other, net	(7)	(303)	296	(98)%
Government grant income	960	-	960	100%
Amortization of debt discount	-	(231)	231	(100)%
Warranty liability expense	-	(11,272)	11,272	(100)%
Change in fair value of warrant liabilities	1,028	13,404	(12,376)	(92)%
Income (loss) before income taxes	337	(9,470)	9,807	(104)%
Provision for income taxes	11	4	7	175%

Net income/(loss)	$326	$(9,474)	$9,800	(103)%

Non-GAAP Measure:
Adjusted EBITDA	$(116)	$(5,385)	$5,269	(98)%

Revenue

Our revenue is derived from two sources: (i) digital engagement services and (ii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of Bridgeline Unbound implementation and retainer-related services. Total revenue from digital engagement services decreased $708 thousand, or 17%, to $3.4 million in fiscal 2020 from $4.1 million in fiscal 2019. Digital engagement services revenue as a percentage of total revenue decreased to 31% in fiscal 2020 from 41% in fiscal 2019. The decrease compared to the prior period is primarily due to a decrease in new service engagements.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $1.7 million, or 29%, to $7.5 million in fiscal 2020 from $5.8 million in fiscal 2019. The increase compared to the prior period is primarily due to license revenues of $3.7 million realized from our two acquisitions completed in the fiscal 2019 second quarter, partially offset by cancelled SaaS subscriptions for legacy customers. Subscription and perpetual license revenue as a percentage of total revenue increased to 69% in fiscal 2020 from 59% in fiscal 2019. The increase as a percentage of total revenue is attributable to the two acquisitions completed in fiscal 2019 second quarter, which resulted in the Company acquiring a larger proportion of subscription and perpetual licenses over digital engagement service contracts.

Cost of Revenue

Total cost of revenue for fiscal 2020 decreased $853 thousand, or 16%, to $4.5 million from $5.4 million in fiscal 2019. The gross profit margin increased to 59% for fiscal 2020 compared to 46% for fiscal 2019. The increase in the gross profit margin for fiscal 2020 compared to fiscal 2019 is primarily attributable to decreases in headcount, and the use of third-party consultants and an increase in the proportion of license revenue, which is generally associated with higher margins, to digital engagement service revenue.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $239 thousand, or 12%, to $1.8 million in fiscal 2020 from $2.1 million in fiscal 2019. The decrease in cost of digital engagement services in fiscal 2020 compared to fiscal 2019 is primarily due to the allocation of support team and third-party subcontractor costs. The cost of total digital engagement services as a percentage of total digital engagement services revenue increased to 54% in fiscal 2020 from 50% in fiscal 2019. The increase as a percentage of revenues in fiscal 2020 compared to fiscal 2019 is primarily due to the overall decrease in digital engagement services revenue.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $614 thousand, or 19%, to $2.7 million in fiscal 2020 compared to $3.3 million in fiscal 2019. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 36% in fiscal 2020 from 56% in fiscal 2019. This is primarily due to a reduction of the workforce and less allocated time by the delivery team and third-party subcontractors on platform support projects.

Gross Profit

Gross profit increased $1.8 million, or 39%, in fiscal 2020 to $6.4 million compared to $4.6 million in fiscal 2019. The increase in fiscal 2020 compared to fiscal 2019 is primarily attributable to the increase in revenue and overall cost decrease, both as more fully described above.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $2.2 million, or 46%, to $2.6 million in fiscal 2020 from $4.8 million in fiscal 2019. Sales and marketing expense as a percentage of total revenue decreased to 24% in fiscal 2020 compared to 48% in fiscal 2019. These decreases compared to the prior period are primarily attributable to the decrease in headcount and personnel from acquisitions as well as decreased commission expenses incurred.

General and Administrative Expenses

General and administrative expenses decreased $791 thousand, or 24%, to $2.5 million in fiscal 2020 from $3.2 million in fiscal 2019. General and administrative expense as a percentage of revenue decreased to 23% in fiscal 2020 compared to 33% in fiscal 2019. These decreases compared to the prior period are primarily attributable to a decrease in overall support headcount and personnel expenses.

Research and Development

Research and development expense decreased $544 thousand, or 25%, to $1.6 million in fiscal 2020 from $2.2 million in fiscal 2019. Research and development expense as a percentage of total revenue decreased to 15% in fiscal 2020 compared to 22% for fiscal 2019. These decreases compared to the prior period are primarily attributable to decreases in headcount.

Depreciation and Amortization

Depreciation and amortization expense increased by $348 thousand, or 56%, to $968 thousand in fiscal 2020 from $620 thousand in fiscal 2019. Depreciation and amortization as a percentage of total revenue increased to 9% in fiscal 2020 from 6% in fiscal 2019. These increases compared to the prior period are primarily due to a full year of amortization of intangible assets resulting from acquisitions completed during the prior comparable period.

Goodwill Impairment

The carrying value of goodwill is not amortized, but it is typically tested for impairment annually as of September 30th, as well as on an interim basis whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may not be recoverable. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Goodwill is assessed at the consolidated level as one reporting unit. During fiscal 2020 and 2019, the Company performed impairment tests which resulted in no impairment charge assessed for fiscal 2020 and an aggregated impairment charge of $3.7 million recognized during fiscal 2019.

Restructuring and Acquisition Related Expenses

During fiscal 2020, the Company recognized $366 thousand related to a reduction in the workforce in its U.S. and Canada operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies, which resulted in a reduction of 15 positions.

Commencing in fiscal 2015 and through fiscal 2019, the Company’s management approved, committed to and initiated plans to restructure and further improve efficiencies by implementing cost reductions in line with expected decreases in revenue. The Company renegotiated several office leases and relocated to smaller space, while also negotiating sub-leases for the original space. In addition, the Company executed a general workforce reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals require estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease space is currently contractually occupied by a new sub-tenant for the remaining life of the lease.

In total, restructuring expenses related to this activity commencing in prior periods was $625 thousand in fiscal 2019. These charges consist of the total lease expenses less sub-lease rental income, other miscellaneous lease termination costs, and loss on disposal of fixed assets.

Acquisition related expenses related to the acquisition of Stantive Technologies Group Inc. consummated in March 2019 were $428 thousand. There were no acquisition related expenses incurred during fiscal 2020.

Loss from Operations

The loss from operations was $1.6 million for fiscal 2020 compared to a loss from operations of $11.1 million for fiscal 2019, a decrease of $9.4 million or 85%. The loss from operations for fiscal 2019 included a goodwill impairment charge of $3.7 million.

Other income (expense), net

The Company recognized a gain related to the change in fair value of warrant liabilities of $1.0 million and $13.4 million for the years ended September 30, 2020 and 2019, respectively. During the year ended September 30, 2019, we also recognized a warrant liability expense of $11.3 million related to the excess of fair value allocated to warrants over the proceeds received from the issuance of Series C Preferred Convertible Stock and associated warrants.

During the year ended September 30, 2020, the Company recognized government grant income of $960 thousand associated with proceeds received under the Paycheck Protection Program deemed probable to be forgiven based on the actual expenditures from the date proceeds were received by the Company through September 30, 2020. The remaining unexpended proceeds are expected to be expended in the first quarter of fiscal 2021. The Company plans to submit the PPP loan forgiveness application in the near term. Although the Company believes it is probable that the PPP loan will be forgiven, the Company cannot provide any objective assurance that it will obtain forgiveness in whole or in part.

During the years ended September 30, 2020 and 2019, interest expense, net, inclusive of amortization of debt discounts, was $7 thousand and $534 thousand, respectively.

Provision for Income Taxes

We recorded an income tax expense of $11 thousand and $4 thousand for fiscal 2020 and 2019, respectively. The Company has net operating loss (“NOL”) carryforwards and other deferred tax benefits, subject to the limitations discussed below, that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company established a valuation allowance against its net deferred tax assets.

The Federal NOL carryforward of approximately $37 million as of September 30, 2020 expires on various dates through 2039. Net operating losses incurred after December 31, 2017 carry forward indefinitely. Internal Revenue Code Section 382 places certain limitations on the amount of taxable income that can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation on utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards. The Company also has approximately $28 million in state NOLs which expire on various dates through 2039.

Adjusted EBITDA

We also measure our performance based on a non GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, impairment of goodwill and intangible assets, non-cash warrant related expenses, change in fair value of derivative instruments, and restructuring and acquisition related charges (“Adjusted EBITDA”).

We believe this non GAAP financial measure of Adjusted EBITDA is useful to management and investors in evaluating our operating performance for the periods presented and provides a tool for evaluating our ongoing operations.

Adjusted EBITDA, however, is not a measure of operating performance under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should not be considered as an alternative or substitute for U.S. GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with U.S. GAAP. Adjusted EBITDA as an operating performance measure has material limitations because it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, goodwill impairment, restructuring charges, loss on disposal of assets, other amortization, changes in fair value of warrant liabilities and stock-based compensation, and therefore does not represent an accurate measure of profitability. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for a complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable U.S. GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under U.S. GAAP.

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA:

	Years Ended September 30,
	2020	2019
Net income (loss)	$326	$(9,474)
Provision for income tax	11	4
Interest expense and other, net	7	303
Government grant income	(960)	-
Amortization of debt discount	-	231
Warrant liability expense	-	11,272
Change in fair value of warrants	(1,028)	(13,404)
Amortization of intangible assets	891	544
Depreciation	61	66
Goodwill impairment	-	3,732
Restructuring and acquisition related charges	366	1,053
Other amortization	16	39
Stock-based compensation	194	249
Adjusted EBITDA	$(116)	$(5,385)

Adjusted EBITDA increased year over year, which is primarily attributable to increases in revenues and cost control measures.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $498 thousand during fiscal 2020 compared to cash used in operating activities of $4.2 million during fiscal 2019.  The change in cash used in operating activities compared to the prior period was primarily due to a decrease in loss from operations partially offset by decreases in non-cash items of $3.6 million and accounts payables.

Investing Activities

We did not have any cash flows from investing activities during fiscal 2020 compared to cash used in investing activities of $5.7 million during fiscal 2019. Cash used in investing activities during the prior fiscal year was primarily related to the acquisition of the assets of Stantive and Seevolution.

Financing Activities

Cash provided by financing activities was $1.0 million during fiscal 2020 compared with $9.5 million during fiscal 2019. Cash provided by financing activities was attributable to the proceeds received under the Payroll Protection Program during fiscal 2020 and to the public offering in October 2018 and a private offering in March 2019, partially offset by repayments of term and promissory notes during fiscal 2019.

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

On April 17, 2020, the Company entered into a loan with an aggregate principal amount of $1,047,500, pursuant to the PPP. The Company has performed initial calculations for PPP loan forgiveness according to the terms and conditions of the U.S. Small Business Administration’s (the “SBA”) Loan Forgiveness Application (Revised June 16, 2020) and, based on such calculations, expects that the PPP loan will be forgiven in full based on usage of related proceeds over a period less than 24 weeks. In addition, the Company determined it is probable the Company will meet all the conditions of the PPP loan forgiveness. However, there can be no assurances that the Company will ultimately meet the conditions for forgiveness of the loan or that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. As of September 20, 2020, the remaining unexpended PPP loan proceeds are $88 thousand, which are currently expected to be expended in the first quarter of fiscal 2021. The Company plans to submit the PPP loan forgiveness application in the near term.

On August 17, 2020, the Company entered into an arrangement with an investment banking firm (the “Manager”) to sell up to $4,796,090 of shares of the Company’s common stock, $0.001 par value (the “ATM Offering”). Pursuant to the ATM Offering, shares may be sold on a daily basis, commencing no earlier than August 17, 2020, at a gross sales price equal to the market price for shares of the Company’s common stock on the NASDAQ Capital Market at the time of sale of such shares. The Manager has no obligation to purchase shares of the Company’s common stock and is only obligated to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of the Company’s common stock. Accordingly, there can be no assurances that the Manager will be successful in selling any portion of the shares available for sale under the ATM Offering. The Company shall pay to the Manager a placement fee of 2.5% of the gross sales price of shares sold. The ATM Offering shall remain in effect until the earlier of August 17, 2021, or upon written notice of termination by either the Company or the Manager. As of September 30, 2020, there have been no shares of common stock sold under the ATM offering.

The Company currently intends to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes.

The Company believes that future revenues and cash flows will supplement its working capital and it has an appropriate cost structure to support future revenue growth.  Based upon its current working capital and projected cash flows in the next twelve months, the Company may need additional sources of financing in place in order to ensure its operations are adequately funded.  On August 17, 2020, the Company entered into an arrangement with an investment banking firm to sell up to $4,796,090 of shares of the Company’s common stock, $0.001 par value.  Refer to Note 12 under the caption, At the Market Offering, for a detailed description of this capital raise activity.  There are no obligations for the sale or purchase of the Company’s common stock pursuant to this offering.  Accordingly, there can be no assurances that the Company or investment banking firm will be successful in selling any portion of the shares available for sale pursuant to this offering.  No definitive agreements for additional financing are in place as of the date of this Form 10-K and there can be no assurances that additional sources of financing could be obtained on terms that are favorable or acceptable to us and that revenue growth and improvement in cash flows can be achieved. Accordingly, these factors raise doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance of this Form 10-K.  No adjustments have been made to the accompanying consolidated financial statements as a result of this uncertainty.

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

Contractual Obligations

We lease our facilities in the United States and Canada.   We currently have no future commitments that extend past fiscal 2025.

The following summarizes our future contractual obligations:

(in thousands)

Payment obligations by year	FY21	FY22	FY23	FY24	FY25	Total
Operating leases	$210	$170	$173	$120	$88	$761

Critical Accounting Policies

These critical accounting policies and estimates by our management should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements that were prepared in accordance with U.S. GAAP.

The preparation of consolidated financial statements in accordance U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting periods. We regularly make estimates and assumptions that affect the reported amounts of assets and liabilities. The most significant estimates included in our consolidated financial statements are the valuation of accounts receivable and long-term assets, including intangibles, goodwill and deferred tax assets, stock-based compensation, amounts of revenue to be recognized on service contracts in progress, unbilled receivables, and deferred revenue. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Revenue recognition;

●	Allowance for doubtful accounts;

●	Accounting for cost of computer software to be sold, leased or otherwise marketed;

●	Accounting for goodwill and other intangible assets;

●	Accounting for Payroll Protection Program; and

●	Accounting for stock-based compensation.

Revenue Recognition

Overview

The Company derives its revenue from two sources: (i) Software Licenses, which are comprised of subscription fees (“SaaS”), perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses and (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering search. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”, do not take possession of the software.

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

Recognize revenue as the performance obligations are satisfied

Revenue is recognized when or as control of the promised goods or services is transferred to customers. Revenue from SaaS licenses is recognized ratably over the subscription period beginning on the date the license is made available to customers. Most subscription contracts are three-year terms. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period and an option to purchase post-customer support (“PCS”). PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized upon delivery. The Company also offers hosting services for those customers who purchase a perpetual license and do not want to run the software in their environment. Revenue from hosting is recognized ratably over the service period, ranging from one to three-year terms. The Company recognizes revenue from professional services as the services are provided.

Customer Payment Terms

 Payment terms with customers typically require payment 30 days from invoice date. Payment terms may vary by customer but generally do not exceed 45 days from invoice date.  Invoicing for digital engagement services are either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoices for subscriptions and hosting are typically issued monthly and are generally due in the month of service. The Company’s subscription and hosting agreements provide for refunds when service is interrupted for an extended period of time and are reserved for in the month in which they occur, if necessary.

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

Accounting for Cost of Computer Software to be Sold, Leased or Otherwise Marketed

We charge research and development expenditures for technology development to operations as incurred.  However, in accordance with Accounting Standards Codification (“ASC”) 985-20 Costs of Software to be Sold Leased or Otherwise Marketed, we capitalize certain software development costs subsequent to the establishment of technological feasibility.  Based on our product development process, technological feasibility is established upon completion of a working model. Certain costs incurred between completion of a working model and the point at which the product is ready for general release is capitalized if significant. Once the product is available for general release, the capitalized costs are amortized in cost of sales over the estimated useful life of the asset.

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

Accounting for Stock-Based Compensation

At September 30, 2020, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options. The two plans are more fully described in Note 12 of these consolidated financial statements.

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Topic of the Codification.  Share-based payments (to the extent they are compensatory) are recognized in our consolidated statements of operations based on their fair values.

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

We estimate the fair value of employee stock options using the Black-Scholes-Merton option valuation model.  The fair value of an award is affected by our stock price on the date of grant as well as other assumptions, including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options.  The risk-free interest rate assumption we use is based upon United States treasury interest rates appropriate for the expected life of the awards.  We use the historical volatility of our publicly traded options in order to estimate future stock price trends.  In order to determine the estimated period of time that we expect employees to hold their stock options, we use historical trends of employee turnovers.  Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

We record current tax expense for incentive stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Accounting for Payroll Protection Program

U.S. GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on the facts and circumstances, the Company determined it most appropriate to account for the PPP Loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” as defined in Financial Accounting Standards Board (“FASB”) ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its expectations of PPP loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Further, IAS 20 permits for the recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a clearer distinction in its consolidated financial statements between its operating income and the amount of net income resulting from the PPP loan and subsequent expected forgiveness. The Company believes this presentation method promotes greater comparability amongst all periods presented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Bridgeline Digital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgeline Digital, Inc. (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Marcum LLP

We have served as the Company’s auditor since 2006, such date takes into account the acquisition of a portion of UHY LLP by Marcum LLP in April 2010.

Boston, MA

December 23, 2020

BRIDGELINE DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

	As of September 30,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$861	$296
Accounts receivable, net	665	979
Prepaid expenses	268	351
Other current assets	111	49
Total current assets	1,905	1,675
Property and equipment, net	238	299
Operating lease assets	294	-
Intangible assets, net	2,617	3,509
Goodwill	5,557	5,557
Other assets	49	115
Total assets	$10,660	$11,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of operating lease liabilities	$96	$-
Accounts payable	1,311	1,740
Accrued liabilities	599	835
Paycheck Protection Program Liability (Note 10)	88	-
Deferred revenue	1,511	1,262
Total current liabilities	3,605	3,837

Operating lease liabilities, net of current portion	198	-
Warrant liabilities	2,486	3,514
Other long-term liabilities	15	8
Total liabilities	6,304	7,359

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at September 30, 2020 and 441 shares at September 30, 2019, issued and outstanding	-	-
Series A Convertible Preferred stock: 264,000 shares authorized; no shares outstanding at September 30, 2020 and 262,310 shares at September 30, 2019, issued and outstanding	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 4,420,170 shares at September 30, 2020 and 2,798,475 shares at September 30, 2019, issued and outstanding	4	3
Additional paid-in capital	78,316	75,620
Accumulated deficit	(73,583)	(71,489)
Accumulated other comprehensive loss	(381)	(338)
Total stockholders’ equity	4,356	3,796
Total liabilities and stockholders’ equity	$10,660	$11,155

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

	Years Ended September 30,
	2020	2019
Net revenue:
Digital engagement services	$3,409	$4,117
Subscription and perpetual licenses	7,498	5,835
Total net revenue	10,907	9,952
Cost of revenue:
Digital engagement services	1,831	2,070
Subscription and perpetual licenses	2,676	3,290
Total cost of revenue	4,507	5,360
Gross profit	6,400	4,592
Operating expenses:
Sales and marketing	2,614	4,824
General and administrative	2,455	3,246
Research and development	1,641	2,185
Depreciation and amortization	968	620
Goodwill impairment	-	3,732
Restructuring and acquisition related expenses	366	1,053
Total operating expenses	8,044	15,660
Loss from operations	(1,644)	(11,068)
Interest expense and other, net	(7)	(303)
Government grant income (Note 10)	960	-
Amortization of debt discount	-	(231)
Warrant liability expense	-	(11,272)
Change in fair value of warrant liabilities	1,028	13,404
Income (loss) before income taxes	337	(9,470)
Provision for income taxes	11	4
Net income (loss)	326	(9,474)
Dividends on convertible preferred stock	(106)	(315)
Deemed dividend on amendment of Series A convertible preferred stock	(2,314)	-
Net loss applicable to common shareholders	$(2,094)	$(9,789)
Net loss per share attributable to common shareholders:
Basic	$(0.59)	$(8.16)
Diluted	$(0.59)	$(8.16)
Number of weighted average shares outstanding:
Basic	3,555,032	1,199,322
Diluted	3,555,032	1,199,322

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

 (in thousands)

	Years Ended September 30,
	2020	2019
Net income (loss)	$326	$(9,474)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(43)	13
Comprehensive income (loss)	$283	$(9,461)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (in thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2018	262,751	$-	84,005	$-	$66,553	$(61,778)	$(351)	$4,424
Issuance of common stock, net of issuance costs	14		1,415,507	3	8,338			8,341
Stock-based compensation expense					249			249
Preferred B stock conversion to common	(4)		171,520					-
Series C Convertible Preferred and conversion to common	(10)		1,087,443					-
Common stock issued in connection with acquisition of business			40,000		480			480
Dividends on Series A convertible preferred stock						(315)		(315)
Net loss						(9,474)		(9,474)
Cumulative effect of the adoption of ASC 606						78		78
Foreign currency translation							13	13
Balance at September 30, 2019	262,751	$-	2,798,475	$3	$75,620	$(71,489)	$(338)	$3,796
Dividends on Series A convertible preferred stock						(106)		(106)
Deemed dividend on amendment of Series A convertible preferred stock (Note 12)					2,314	(2,314)		-
Series A convertible preferred stock dividend liabilities settled in shares			112,960	1	188			189
Series A convertible preferred stock conversion to common	(262,310)		1,498,623					-
Series C convertible preferred stock conversion to common	(91)		10,112					-
Stock-based compensation expense					194			194
Net income						326		326
Foreign currency translation							(43)	(43)
Balance at September 30, 2020	350	$-	4,420,170	$4	$78,316	$(73,583)	$(381)	$4,356

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$326	$(9,474)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of property and equipment	-	9
Amortization of intangible assets	891	544
Depreciation	61	66
Other amortization	16	39
Goodwill impairment	-	3,732
Amortization of debt discount	-	231
Warrant liability expense	-	11,272
Change in fair value of warrant liabilities	(1,028)	(13,404)
Stock-based compensation	194	249
Government grant income (Note 10)	(960)	-
Changes in operating assets and liabilities
Accounts receivable	630	1,306
Prepaid expenses	89	127
Other current assets and other assets	(21)	116
Accounts payable and accrued liabilities	(585)	448
Deferred revenue	(75)	478
Other liabilities	(36)	58
Total adjustments	(824)	5,271
Net cash used in operating activities	(498)	(4,203)
Cash flows from investing activities:
Software development capitalization costs	-	(11)
Purchase of property and equipment	-	(20)
Acquisition of businesses	-	(5,668)
Net cash used in investing activities	-	(5,699)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	4,757
Proceeds from issuance of preferred stock, net of issuance costs	-	9,049
Borrowing on bank line of credit	-	75
Proceeds received under Paycheck Protection Program	1,048	-
Payments on bank line of credit	-	(2,156)
Payments on term notes from Montage Capital	-	(922)
Payments on promissory term notes	-	(941)
Cash dividends paid on Series A convertible preferred stock	-	(315)
Net cash provided by financing activities	1,048	9,547
Effect of exchange rate changes on cash and cash equivalents	15	7
Net increase (decrease) in cash and cash equivalents	565	(348)
Cash and cash equivalents at beginning of period	296	644
Cash and cash equivalents at end of period	$861	$296
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$88
Income taxes	$3	$3
Non-cash investing and financing activities:
Consideration paid in common stock in connection with acquisition of business	$-	$480
Dividends accrued or settled in shares on convertible preferred stock	$189	$-
Deemed dividend on amendment of Series A convertible preferred stock	$2,314	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital, The Digital Engagement Company (the “Company”), helps customers maximize the performance of their full digital experience from websites and intranets to online stores and campaigns and integrates Web Content Management, eCommerce, Marketing Automation, Site Search, Authenticated Portals, Social Media Management, Translation and Web Analytics to help organizations deliver digital experiences.

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

Celebros Search, delivered through a cloud-based SaaS, is a commerce-oriented site search product that provides for Natural Language Processing with artificial intelligence to present very relevant search results based on long-tail keyword searches in seven languages.

The Company was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, Massachusetts; New York, New York; and Ontario, Canada. The Company has three wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India; Bridgeline Digital Canada, Inc. located in Ontario, Canada; and Stantive Technologies Group Pty. Ltd. located in Australia.

Going Concern

The Company has incurred operating losses and used cash in its operating activities for the past several years. Cash was used to fund operations, develop new products, and build infrastructure. During the prior fiscal years and continuing into the current fiscal year, the Company has executed a restructuring plan that included a reduction of workforce and office space, which significantly reduced operating expenses. In March 2020, the Company executed a reduction in workforce plan for its domestic and Canadian operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies, which resulted in a reduction of 15 positions. The reduction in workforce was part of the Company’s continuing and ongoing efforts to maintain a lower cost structure and was not an action taken in response to the coronavirus pandemic described below. The Company is continuing to maintain tight control over discretionary spending for the 2021 fiscal year.

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

On April 17, 2020, the Company entered into a loan with an aggregate principal amount of $1,047,500, pursuant to the Paycheck Protection Program (See Note 10).

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

While the Company believes that future revenues and cash flows will supplement its working capital and that it has an appropriate cost structure to support future revenue growth, based upon its current working capital and projected cash flows in the next twelve months, the Company will need additional sources of financing in place in order to ensure its operations are adequately funded. On August 17, 2020, the Company entered into an arrangement with an investment banking firm to sell up to $4,796,090 of  shares of the Company’s common stock, $0.001 par value. Refer to Note 12 under the caption, At the Market Offering, for a detailed description of this capital raising activity. There are no obligations for the sale or purchase of the Company’s common stock pursuant to this offering. Accordingly, there can be no assurances that the Company or investment banking firm will be successful in selling any portion of the shares available for sale pursuant to this offering. No other definitive agreements for additional financing are in place as of the issuance date of this Form 10-K and there can be no assurances that additional sources of financing could be obtained on terms that are favorable or acceptable to us and that revenue growth and improvement in cash flows can be achieved. Accordingly, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance date of this Form 10-K. No adjustments have been made to the accompanying consolidated financial statements as a result of this uncertainty.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year end is September 30th. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these financial statements are the valuation of accounts receivable, including the adequacy of the allowance for doubtful accounts, recognition and measurement of deferred revenues and fair value measurements related to the valuation of warrants. The complexity of the estimation process and factors relating to assumptions, risks and uncertainties inherent with the use of the estimates affect the amount of revenue and related expenses reported in the Company’s financial statements. Internal and external factors can affect the Company’s estimates. Actual results could differ from these estimates under different assumptions or conditions.

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

The Company’s cash is maintained with what management believes to be high-credit quality financial institutions.  At times, deposits held at these banks may exceed the federally insured limits.  Management believes that the financial institutions that hold the Company’s deposits are financially sound and have minimal credit risk. Risks associated with cash and cash equivalents are mitigated by the Company’s investment policy, which limits the Company’s investing of excess cash into only money market mutual funds.

Concentration of Credit Risk, Significant Customers, and Off-Balance Sheet Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Revenue Recognition

The Company derives its revenue from two sources: (i) Software Licenses, which are comprised of subscription fees (“SaaS”), perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses and (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering search. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS,” do not take possession of the software.

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

Recognize revenue as the performance obligations are satisfied

Revenue is recognized when or as control of the promised goods or services is transferred to customers. Revenue from SaaS licenses is recognized ratably over the subscription period beginning on the date the license is made available to customers. Most subscription contracts are three-year terms. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period and an option to purchase post-customer support (“PCS”). PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized upon delivery. The Company also offers hosting services for those customers who purchase a perpetual license and do not want to run the software in their environment. Revenue from hosting is recognized ratably over the service period, ranging from one to three-year terms. The Company recognizes revenue from professional services as the services are provided.

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geography and product groupings (see Note 14) as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements.  The Company did not incur development costs during fiscal 2020 and capitalized $11 of costs in fiscal 2019.

Intangible Assets

All intangible assets have finite lives and are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method as follows:

Description	Estimated Useful Life (in years)
Developed and core technology		3
Non-compete agreements	3	-	6
Customer relationships	5	-	6
Trademarks and trade names	1	-	10

Goodwill

The carrying value of goodwill is not amortized, but is tested for impairment annually as of September 30, as well as on an interim basis whenever events or changes in circumstances indicate that the carrying amount of a reporting unity may not be recoverable. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Goodwill is assessed at the consolidated level as one reporting unit.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Valuation of Long-Lived Assets

The Company periodically reviews its long-lived assets, which consist primarily of property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may exceed their fair value. Recoverability of these assets is assessed using a number of factors, including operating results, business plans, budgets, economic projections and undiscounted cash flows.

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined. If such fair value is less than the current carrying value, the asset is written down to the estimated fair value. There were no impairments of long-lived assets in fiscal 2020 or 2019.

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment in which it operates or the reporting currency of the Company, the U.S. dollar.  The Company has determined that the functional currency of its foreign subsidiaries are the local currencies of their respective jurisdictions.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Equity accounts are translated at historical rates, except for the change in retained earnings as a result of the income statement translation process. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recorded as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net gains (losses) for fiscal 2020 and 2019 were ($43) and $13, respectively.  Transaction gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

Segment Information

The Company has one reportable segment.

Stock-Based Compensation

The Company accounts for stock-based compensation in the consolidated statements of operations based on the fair values of the awards on the date of grant on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company’s historical experience and future expectations.

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

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $149 and $425 for fiscal 2020 and 2019, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan allowing all full-time employees who meet prescribed service requirements to participate. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2020 or fiscal 2019.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected the Company’s fiscal year ended September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate.  For taxable years after December 31, 2017, the Tax Act reduced the federal corporate tax rate to 21 percent. The Tax Act repealed the Corporate Alternative Minimum Tax.

On March 27, 2020 the CARES Act was signed into law to provide significant economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The act provides for a five-year carryback of NOL’s arising in tax years beginning in 2018, 2019 and 2020 and modifies the AMT credits to be 100% refundable for tax years beginning after December 31, 2018.  The Company has available $23 in AMT carryforwards which it has recorded as prepaid taxes at September 30, 2020.

The Act required the Company to pay a one-time transition tax on earnings of the Company's foreign subsidiaries that were previously tax deferred for U.S. income taxes and created new taxes on the Company's foreign-sourced earnings. The Company determined that the repatriation tax was zero because the foreign subsidiary had no positive retained earnings, and no current income.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred income taxes are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted net loss per share applicable to common shareholders is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options, and warrants using the “treasury stock” method and convertible preferred stock using the as-if-converted method.  The computation of diluted earnings per share does not include the effect of outstanding stock options, warrants and convertible preferred stock that are considered anti-dilutive.

For the years ended September 30, 2020 and 2019, diluted net loss per share was the same as basic net loss per share, as the effects of all the Company’s potential common stock equivalents are anti-dilutive as the Company reported a net loss applicable to common shareholders for the periods and the impact of in-the-money warrants was also anti-dilutive. Potential common stock equivalents excluded were the Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, stock options and warrants (See Note 12).

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases: Topic 842 (“ASU 2016-02” or “ASC 842”), which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new standard requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The adoption of the new standard is non-cash in nature and had no impact on net cash flows from operating, investing or financing activities. See Note 11 for additional information regarding the Company’s lease arrangements and updated summary of significant accounting policies related to our leases.

Recently Issued Accounting Pronouncements Not Yet Effective

Intangibles – Goodwill and Other - Internal-Use Software

In August 2018, the FASB issued No. ASU 2018-15, which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under the new standard, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, with early adoption permitted. As of September 30, 2020, the Company does not have significant implementation costs incurred in a cloud computing arrangement that is a service contract and therefore upon adoption the impact of the new standard on its consolidated financial statements and related disclosures is not expected to be material. All future implementation costs in such arrangements will be capitalized and amortized over the life of the arrangement, which may have a material impact in those future periods if such costs are material.

Fair Value

In August 2018, the FASB issued ASU No. 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, with early adoption permitted for any eliminated or modified disclosures upon issuance of this ASU. Upon adoption, the new standard will eliminate certain disclosure requirements in the Company’s consolidated financial statements.

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

3. Accounts Receivable

Accounts receivable consist of the following:

	As of September 30,
	2020	2019
Accounts receivable	$698	$1,067
Allowance for doubtful accounts	(33)	(88)
Accounts receivable, net	$665	$979

As of and for the year ended September 30, 2020, three customers represented approximately 15%, 14% and 10% of accounts receivable and one customer represented approximately 12% of total revenues. As of and for the year ended September 30, 2019, three customers represented approximately 16%, 14% and 12% of accounts receivable and two customers represented approximately 11% and 15% of total revenues.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

4. Property and equipment

Property and equipment consist of the following:

	As of September 30,
	2020	2019
Furniture and fixtures	$73	$73
Purchased software	18	18
Computer equipment	93	93
Leasehold improvements	195	195
Total cost	379	379
Less accumulated depreciation and amortization	(141)	(80)
Property and equipment, net	$238	$299

Depreciation and amortization on the above assets were $61 and $66 in fiscal 2020 and 2019, respectively.

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

The Company believes the recorded values for accounts receivable and accounts payable approximate current fair values as of September 30, 2020 and 2019 because of their short-term nature.

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

	As of September 30,				As of initial
	2020		2019		valuation date
	Montage Capital	Series C Preferred	Montage Capital	Series C Preferred	Series C Preferred
Volatility	84%	84.1%	71%	80.9%	76.8%
Risk-free rate	0.28%	0.20%	1.59%	1.59%	2.40%
Stock price	$1.86	$1.86	$1.91	$1.91	$12.50

The Company recognized gains of $1,028 and $13,404 for the years ended September 30, 2020 and 2019, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price and the risk-free rate, to the Monte Carlo option-pricing model.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2020 and 2019, are as follows:

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$26	$26
Warrant liability - Series A, B and C	-	-	2,460	2,460
Total Liabilities	$-	$-	$2,486	$2,486

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$14	$14
Warrant liability - Series A, B and C	-	-	3,500	3,500
Total Liabilities	$-	$-	$3,514	$3,514

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liabilities:

Balance at beginning of period, October 1, 2018	$180
Additions	21,500
Exercises	(4,762)
Adjustment to fair value	(13,404)
Balance at end of period, September 30, 2019	$3,514
Additions	-
Exercises	-
Adjustment to fair value	(1,028)
Balance at end of period, September 30, 2020	$2,486

6. Goodwill

The carrying value of goodwill is not amortized, but is tested for impairment annually as of September 30th, as well as whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may not be recoverable. The purpose of an impairment test is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill to its fair value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

An interim test was performed at December 31, 2018, as a decline in the stock price and other negative qualitative factors led management to conclude that there was a potential impairment, and annual tests were performed at September 30, 2020 and 2019. The fair value was calculated using the Company’s market price.  In performing the interim impairment test, management concluded that goodwill was impaired and recorded a charge of $3.7 million during the three-month period ended December 31, 2018. The annual impairment tests at September 30, 2020 and 2019 did not result in any further impairment. Impairment charges are reflected as a reduction in goodwill in the Company’s consolidated balance sheet and an expense in the Company’s consolidated statement of operations.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Changes in the carrying value of goodwill are as follows:

	As of September 30,
	2020	2019
Balance at beginning of period	$5,557	$7,782
Acquisitions	-	1,507
Impairment	-	(3,732)
Balance at end of period	$5,557	$5,557

7.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of September 30,
	2020	2019
Domain and trade names	$10	$52
Customer related	1,500	2,032
Technology	1,107	1,425
Intangibles, net	$2,617	$3,509

Total amortization expense related to intangible assets was $891 and $544 for the years ended September 30, 2020 and 2019, respectively, and is reflected in Operating expenses on the consolidated statements of operations. The estimated amortization expense for fiscal years 2021, 2022, 2023, 2024, and 2025 is $861, $765, $684, $297, and $10, respectively.

8.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30,
	2020	2019
Compensation and benefits	$368	$430
Professional fees	29	154
Restructuring fees	-	75
Taxes	46	-
Other	156	176
Balance at end of period	$599	$835

9.   Restructuring and Acquisition Related Expenses

Restructuring Activities

In March 2020, the Company recognized $366 related to a reduction in workforce in its U.S. and Canada operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies which resulted in a reduction of 15 positions.

During the year ended September 30, 2019, the Company had certain expenditures related to restructuring plans, which had commenced in fiscal 2015, to improve efficiencies by implementing cost reductions in line with expected decreases in revenue. As part of these then on-going restructuring plans, the Company re-negotiated several office leases and relocated to smaller space, executed a general workforce reduction and recognized costs for severance and termination benefits. These restructuring charges and accruals required estimates and assumptions, including contractual rental commitments or lease buy-outs for vacated office space and related costs, and estimated sub-lease income. The Company’s sub-lease assumptions include the rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. All of the vacated lease spaces were previously contractually occupied by new sub-tenants over the remaining life of the leases. In the fiscal 2017 second quarter, the Company initiated a plan to shut down its operations in India, which is expected to be completed in the first half of fiscal 2021. During fiscal 2019, a charge of $625 was recorded to restructuring expenses. During the year ended September 30, 2020, expenditures related to these previous restructuring plans were minimal and the Company does not expect to incur significant expenditures in future periods.

All of these estimates and assumptions are monitored on a quarterly basis for changes in circumstances with the corresponding adjustments reflected in the consolidated statement of operations.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table summarizes the restructuring charges reserve activity:

	Employee Severance and Benefits	Facility Closures and Other Costs	Total
Balance at beginning of period, October 1, 2018	$-	$78	$78
Charges to operations	224	-	224
Cash disbursements	(165)	(54)	(219)
Changes in estimates	-	(8)	(8)
Accretion expense	-	-	-
Balance at end of period, September 30, 2019	59	16	75
Charges to operations	366	-	366
Cash disbursements	(425)	(16)	(441)
Changes in estimates	-	-	-
Accretion expense	-	-	-
Balance at end of period, September 30, 2020	$-	$-	$-

Accrued restructuring costs included in Accrued Liabilities were $0 and $75 as of September 30, 2020 and 2019, respectively.

Acquisition Related Expenses

In connection with the acquisition of Stantive, the Company incurred legal, accounting and consulting fees of $428 during the year ended September 30, 2019, which are included in Restructuring and acquisition related expenses in the consolidated statements of operations. There were no acquisition related expenses incurred during the year ended September 30, 2020.

10.   Debt

Payroll Protection Program

On April 17, 2020, Bridgeline Digital, Inc. entered into a loan with BNB Bank as the lender in an aggregate principal amount of $1,047,500 (“PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). Payments are deferred for at least the first six months and payable in 18 equal consecutive monthly installments of principal and interest commencing upon expiration of the deferral period of the PPP Loan Date. During the year ended September 30, 2020, interest expense was approximately $5 related to the PPP Loan. The Company may apply to the lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the twenty-four week period beginning on April 21, 2020, calculated in accordance with the terms of the CARES Act. The Note provides for prepayment and customary events of default, including, among other things, cross-defaults on any other loan with the lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

U.S. GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on facts and circumstances outlined below, the Company determined it most appropriate to account for the PPP Loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its expectations of PPP loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Further, IAS 20 permits for the recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a clearer distinction in its consolidated financial statements between its operating income and the amount of net income resulting from the PPP loan and subsequent expected forgiveness. The Company believes this presentation method promotes greater comparability amongst all periods presented.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following provides the balance and activity related to the PPP Loan:

PPP Loan	$1,048
Qualified expenses incurred during the period eligible for forgiveness	(960)
Unexpended loan proceeds	$88

The Company has performed initial calculations for the PPP loan forgiveness according to the terms and conditions of the SBA’s Loan Forgiveness Application (Revised June 24, 2020) and, based on such calculations, expects that the PPP Loan will be forgiven in full, based on usage of related proceeds, over a period less than 24 weeks. In addition, the Company has determined it is probable the Company will meet all the conditions of the PPP loan forgiveness. However, there can be no assurances that the Company will ultimately meet the conditions for forgiveness of the loan or that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

The Company plans to submit the PPP loan forgiveness application in the near term. In accordance with the terms and conditions under the Payroll Protection Program Flexibility Act of 2020 (the “Flexibility Act”), the lender has 60 days from receipt of the completed application to issue a decision to the SBA. If the lender determines that the borrower is entitled to forgiveness, in whole or in part, of the amount applied for under the statute and applicable regulations, the lender must request payment from the SBA at the time the lender issues its decision to the SBA. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the lender, plus any interest accrued through the date of payment, not later than 90 days after the lender issues its decision to the SBA. The amount the Company borrowed is within the “safe-harbor” limitations of the SBA. Although the Company believes it is probable that the PPP Loan will be forgiven, the Company cannot provide any objective assurance that it will obtain forgiveness in whole or in part.

Pursuant to the Flexibility Act, the Company’s PPP loan agreement will be amended in the event that no amount or less than all of the PPP Loan is forgiven. In addition, starting in August 2021, the Company will be required to make principal and interest payments or an adjustment amount based on the loan amendment over the remaining term of the PPP Loan until such time the loan is fully settled. The Company classifies unexpended loan proceeds on the accompanying consolidated balance sheet as a current or noncurrent liability based on the contractual maturities of the underlying loan agreement. As of September 30, 2020, all unexpended loan proceeds were classified as a current liability.

Other Credit Facilities

During the year ended September 30, 2019, the Company had a Line of Credit with Heritage Bank of Commerce (the “Line of Credit”) and a term loan with Montage Capital II, L.P. (the “Montage Loan”). Borrowings under the Line of Credit accrued interest at the Wall Street Journal Prime Rate plus 1.75% and the Montage Loan bore interest at 12.75% per annum. During the year ended September 30, 2019, interest expense was approximately $136 related to the Line of Credit and Montage Loan. As of September 30, 2020, the Company no longer maintains nor are any future borrowings available under the Line of Credit.

As more fully described in Note 12, in the fiscal 2019 second quarter, the Company concluded a private offering of Series C Convertible Preferred Stock, par value $0.001 per share. Proceeds were used, among other things, to pay-off in full the outstanding amounts on the Line of Credit and Montage Loan.

11.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the year ended September 30, 2020, the Company was also a lessee/sublessor for certain office locations relating to its restructuring plans commenced in fiscal 2015.

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

Significant Assumptions and Judgments

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

The components of net lease costs were as follows:

Year ended September 30, 2020
Condensed Consolidated Statement of Operations:
Operating lease cost	$273
Variable lease cost	84
Less: Sublease income, net	(73)
Total	$284

Cash paid for amounts included in the measurement of lease liabilities was $251 for the year ended September 30, 2020, which all represents operating cash flows from operating leases. As of September 30, 2020, the weighted average remaining lease term was 3.1 years and the weighted average discount rate was 7.0%.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

At September 30, 2020, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year, which have commenced, were as follows:

Operating Leases
Fiscal year:
2021	$114
2022	88
2023	88
2024	33
Total lease commitments	323
Less: Amount representing interest	(29)
Present value of lease liabilities	294
Less: Current portion	(96)
Operating lease liabilities, net of current portion	$198

As of September 30, 2020, the Company had no lease commitments that extend past 2025.

In January 2020, the Company entered into a new lease arrangement for its offices in Woodbury, New York. As of September 30, 2020, the lease had not yet commenced as the new office space was currently under construction. The Company had originally expected to move into the new office space on or about May 1, 2020; however, due to the current state of the COVID-19 pandemic, there were delays in construction, inclusive of obtaining necessary building permits from the local municipality. In November 2020, construction was completed, and this lease commenced. In October 2020, the Company also entered into a new lease arrangement for an office in Canada and began to sublease its existing Canada location.

Future minimum rental commitments upon commencement of the new leases are as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2021	$96	101	(5)
2022	82	101	(19)
2023	85	101	(16)
2024	87	36	51
2025	88	-	88
Total lease commitments	$438	$339	$99

At September 30, 2019, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2020	$152	73	79
2021	12	-	12
Total lease commitments	$164	$73	$91

12.   Stockholders’ Equity

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

In the event of any liquidation, dissolution, or winding up of the Company, the holders of shares of Series A Preferred Stock will be entitled to receive in preference to the holders of common stock, the amount equal to the Stated Value per share of Series A Preferred Stock plus declared and unpaid dividends, if any. After such payment has been made, the remaining assets of the Company will be distributed ratably to the holders of common stock. The Series A Preferred Stock shall vote with the common stock on an as-converted basis.

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

As of September 30, 2020, all previously outstanding shares of Series A Convertible Preferred Stock were converted into common stock.

Series B Convertible Preferred Stock

On October 16, 2018, in connection with a public offering, the Company issued 4,288 Series B Convertible Preferred Stock, par value $0.001 per share, with each share of Series B Convertible Preferred Stock convertible into 40 shares of the Company’s common stock at a conversion price of $25.00 per share. As of September 30, 2020, and 2019, all of the shares of Series B Convertible Preferred Stock were converted into 171,520 shares of common stock.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

At the time of issuance, no shares of Series C Preferred stock could be converted into Conversion Shares and no Series C Preferred Warrants could be exercised for shares of Common Stock, unless and until such time that the Company had obtained approval from its stockholders, at an annual or special meeting or via written consent, to (i) issue the Conversion Shares and warrants upon the conversion and exercise of the Series C Preferred stock and associated warrants, respectively, which number of shares in the aggregate exceeds 20% of the Company’s shares of Common Stock issued and outstanding immediately prior to the Closing Date, as required by Nasdaq Marketplace Rule 5635(d) (the “Issuance Approval”), and (ii) amend its Amended and Restated Certificate of Incorporation, as amended (“Charter”) to increase the number of shares of Common Stock available for issuance thereunder (or effect a reverse stock split of its issued and outstanding shares of Common Stock so as to effectively increase the number of shares of Common Stock available for issuance) by a sufficient amount to permit the conversion of all outstanding Series C Preferred stock into Conversion Shares and all Series C Preferred Warrants into warrant shares (the “Authorized Share Approval,” and together with the Issuance Approval, the “Stockholder Approvals”). In addition, the Company may not effect, and a Purchaser will not be entitled to, convert the Series C Preferred stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of Common Stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. The Stockholder Approvals were obtained on April 26, 2019 and the Company’s Charter was amended on April 29, 2019. As of September 30, 2020, a total of 9,877.5 shares of Series C Preferred stock have been converted to 1,097,509 shares of Common Stock.

The Company determined that the Series C Preferred stock and the Series C Preferred Warrants are each separate freestanding financial instruments issued in a single transaction (the “Private Placement”) and that the Series C Warrants have been determined to be derivative liabilities, which are measured at fair value on a recurring basis. The net proceeds of that single transaction were allocated to each of the freestanding financial instruments based on their fair values. The purchase price was allocated to the Series C Preferred Warrants first leaving no value for the Series C Preferred stock, as the Series C Warrants were fair valued at $21.5 million and the total proceeds were only $10.3 million. The final allocation of the proceeds resulted in a charge against income of $11.2 million for the excess of the fair value over the net proceeds, which was recorded in the fiscal 2019 second quarter.

Common Stock

At the Market Offering

On August 17, 2020, the Company entered into an arrangement with an investment banking firm (the “Manager”) to sell up to $4,796,090 of shares of the Company’s common stock with a par value of $0.001 (the “ATM Offering”). Pursuant to the ATM Offering, shares may be sold on a daily basis, commencing no earlier than August 17, 2020, at a gross sales price equal to the market price for shares of the Company’s Common Stock on the NASDAQ Capital Market at the time of sale of such shares. The Manager has no obligation to purchase shares of the Company’s Common Stock and is only obligated to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of the Company’s Common Stock. Accordingly, there can be no assurances that the Manager will be successful in selling any portion of the shares available for sale under the ATM Offering. The Company shall pay to the Manager a placement fee of 2.5% of the gross sales price of shares sold. The ATM Offering shall remain in effect until the earlier of August 17, 2021, or upon written notice of termination by either the Company or the Manager.

The Company currently intends to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of September 30, 2020, there have been no shares of common stock sold under the ATM offering.

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

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. As of September 30, 2020, there were 3,246 options outstanding under the Plan. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. In November 2019, the Company increased the number of common shares available for issuance under the 2016 Plan from 10,000 shares to 800,000 shares. There were no revisions to exercise prices, terms or any other underlying provisions of existing stock options outstanding. As of September 30, 2020, there were 609,955 options outstanding and 190,045 shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the years ended September 30, 2020 and 2019, compensation expense related to share-based payments was as follows:

	Years ended September 30,
	2020	2019
Cost of revenue	$21	$9
Operating expenses	173	240
	$194	$249

As of September 30, 2020, the Company had approximately $325 of unrecognized compensation costs related to unvested options, which are expected to be recognized over a weighted-average period of 2.1 years.

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

Montage Warrant - As additional consideration for the Montage Loan, the Company issued to Montage Capital an eight-year warrant (the “Montage Warrant”) to purchase 1,326 shares of the Company’s Common Stock at a price equal to $132.50 per share. The Montage Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage Capital has the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Montage Warrant will be surrendered to the Company for cancellation. The fair value of the Montage warrant liability at September 30, 2020 and 2019, was $26 and $14, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Series A, B and C Preferred Warrants - Reset Dates and Reset Price - The Series A Warrants and Series B Warrants had an initial exercise price of $9.00 per share; provided, however, that the exercise price of the Series A Warrants and Series B Warrants could be reset up to three times (each, a “Reset Date”), as more specifically set forth in the Series C Warrants, to a price equal to the greater of (i) 80% of the average of the two lowest VWAP days out of the 20 consecutive trading days immediately preceding the Reset Date, and (ii) $4.00 (the “Floor”) or (the “Reset Price”). Upon the applicable Reset Date, the number of shares of Common Stock issuable pursuant to the Series A Warrants and Series B Warrants would also be adjusted, as more specifically set forth in the Series C Warrants. The Series C Warrants were not exercisable until the applicable Reset Date. At the First Reset Date, which was May 29, 2019, the Reset Price was set to the Floor price of $4.00 per share. Therefore, there will be no future Reset Dates or Reset Prices. The shares were fixed to the following at the Reset Date: the number of shares of Common Stock issuable upon exercise of the Series A Warrants is 2,556,875 shares, Series B Warrants is 2,556,875 shares, and Series C Warrants is 1,420,486. The number of shares of Common Stock issuable upon exercise of warrants issued to the placement agents is 127,848 shares.

As of September 30, 2020, a total of 1,351,217 shares of Series C Warrants have been exercised and no Series A, B or placement agent warrants exercised. The fair value of the total warrant liability related to the Series A, B and C Warrants and the placement agent warrants at September 30, 2020 and 2019, was $2,460 and $3,500, respectively.

Total warrants outstanding as September 30, 2020 were as follows:

Type	Issue Date	Shares	Price	Expiration
Director/Shareholder	12/31/2015	120	$1,000.00	12/31/2020
Placement Agent	5/17/2016	1,736	$187.50	5/17/2021
Placement Agent	5/11/2016	1,067	$187.50	5/11/2021
Placement Agent	7/15/2016	880	$230.00	7/15/2021
Investors	11/9/2016	4,271	$175.00	5/9/2022
Director/Shareholder	12/31/2016	120	$1,000.00	12/31/2021
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Director/Shareholder	12/31/2017	120	$1,000.00	12/31/2021
Investors	10/19/2018	3,120	$25.00	10/19/2023
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	3/12/2019	159,236	$4.00	10/19/2023
Investors	3/12/2019	2,556,875	$4.00	9/12/2024
Investors	3/12/2019	2,556,875	$4.00	9/12/2021
Investors	3/12/2019	69,295	$0.05	9/12/2024
Placement Agent	3/12/2019	127,848	$4.00	9/12/2024
Total		5,492,890

Warrant Issuances

Issuances	Shares	Exercise Price
Placement agent - public offering	10,000	$31.25
Placement agent - series A&B	127,848	$4.00
Investors - public offering	208,000	$25.00
Investors - series A&B	5,318,630	$4.00
Investors - series C	1,420,512	$0.05
Total issued in fiscal 2019	7,084,990

During the year ended September 30, 2020, there were no warrants issued.

Summary of Option and Warrant Activity and Outstanding Shares

During the year ended September 30, 2020, the Company granted options to purchase 681,353 shares at an exercise price of $1.40, of which (a) 70,000 shares vest on November 20, 2020 and the remainder vest ratably over a three-year period commencing November 20, 2019, (b) 1,000 shares at an exercise price of $1.61 which vest ratably over a three-year period commencing on December 2, 2019 and (c) 20,000 shares at an exercise price of $1.61 which vest ratably over a three-year period commencing on June 15, 2020. All such options granted expire ten years from the date of grant.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the year ended September 30, 2020, are as follows:

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

A summary of combined stock option and warrant activity is as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding, October 1, 2018	9,157	$341.50	10,926	$308.32
Granted	-	-	7,084,990	3.86
Exercised	-	-	(1,351,217)	0.18
Forfeited/Exchanged	(1,128)	486.00	(250,524)	25.00
Expired	(181)	1,219	(318)	1,373.43
Outstanding, September 30, 2019	7,848	306.41	5,493,857	4.54
Granted	702,353	1.41	-	-
Exercised	-	-	-	-
Forfeited/Exchanged	(98,000)	3.96	-	-
Expired	-	-	(967)	952.11
Outstanding, September 30, 2020	613,201	$4.76	5,492,890	$4.37

There were no options exercised during fiscal 2020 and 2019. There were 5,865 and 5,688 options vested and exercisable as of September 30, 2020 and 2019, respectively. The shares outstanding at September 30, 2020 had an aggregate intrinsic value of $275 and  had no intrinsic value at September 30, 2019.

A summary of the status of unvested shares is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested at October 1, 2019	2,160	$136.21
Granted	702,353	1.41
Vested	(177)	131.48
Forfeited	(97,000)	3.96
Unvested at September 30, 2020	607,336	$1.42

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Price ranges of outstanding and exercisable options as of September 30, 2020, are summarized below:

Outstanding Options						Exercisable Options
Exercise Price			Number of options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercisable Price
$1.40	to	$1.61*	606,533	8.96	$1.82	-	$-
$115	to	$600	6,017	2.46	90.29	5,214	66.97
$601	to	$900	283	3.24	707.14	283	192.92
$901	to	$1,400	80	2.39	1,356.25	80	203.44
$1,401	to	$1,975	288	2.11	1,648.71	288	398.44
			613,201	9.10	$4.76	5,865	$310.63

* There are no outstanding or exercisable options with exercise prices between $1.62 and $115.

13.   Commitments and Contingencies

The Company leases certain of its buildings under noncancelable lease agreements. Refer to the Leases footnote (Note 11) of the Notes to the Consolidated Financial Statements for additional information.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2020.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2020 and 2019, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of September 30, 2020, the Company was not engaged in any material legal proceedings.

14.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Years Ended September 30,
Revenues:	2020	2019
United States	$9,013	$8,881
International	1,894	1,071
	$10,907	$9,952

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Years Ended September 30,
Revenues:	2020	2019
Digital Engagement Services	$3,409	$4,117
Subscription	6,185	4,287
Perpetual Licenses	20	145
Maintenance	349	405
Hosting	944	998
	$10,907	$9,952

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

As of September 30, 2020, approximately $15 of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 99% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

The following table summarizes the classification and net change in deferred revenue as of and for the years ended September 30, 2020 and 2019:

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2018	$594	$20
Increase (decrease)	668	(12)
Balance as of September 30, 2019	1,262	8
Increase	249	7
Balance as of September 30, 2020	$1,511	$15

Deferred Capitalized Commissions Costs

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately three years. The Company evaluated both qualitative and quantitative factors, including the estimated life cycles of its offerings, renewal rates, and its customer attrition to determine the amortization periods for the capitalized costs. The initial amortization period will generally be the customer contract term, which is typically thirty-six (36) months, with some exceptions. Deferred capitalized commission expense that will be recognized as expense during the succeeding 12-month period is recognized as current deferred capitalized commission costs, and the remaining portion is recognized as long-term deferred capitalized commission costs. Total deferred capitalized commissions were $20 and $70 as of September 30, 2020 and 2019, respectively. Current deferred capitalized commission costs are included in Other current assets in the consolidated balance sheets and noncurrent deferred capitalized commission costs are included in Other assets in the consolidated balance sheets. Amortization expense was $16 and $39 for the years ended September 30, 2020 and 2019, respectively.

15.   Income Taxes

The components of the Company’s tax provision as of September 30, 2020 and 2019 is as follows:

	Year Ended September 30,
	2020	2019
Current:
Federal	$-	$-
State	11	4
Foreign	-	-

Total current	11	4
Deferred:
Federal	-	-
State	-	-

Total deferred	-	-
Grand total	$11	$4

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company’s income tax provision was computed using the federal statutory rate (21%) and average state statutory rates (4.3%), net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to pretax income, as follows:

	Year Ended September 30,
	2020	2019

Income tax provision/(benefit) at the federal statutory rate of 21%	$67	$(1,905)
Permanent differences, net	(682)	541
State income tax provision/(benefit)	14	(578)
Change in valuation allowance attributable to operations	486	1,925
True up to prior year NOL	110	-
AMT tax refundable under CARES act	23	-
Other	(7)	21
Total	$11	$4

As of September 30, 2020, the Company has federal net operating loss (NOL) carryforwards of approximately $37 million that expire on various dates through 2040. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company’s NOL carryforwards. The Company also has approximately $28 million in state NOLs which expire on various dates through 2039.

The Company has deferred tax assets that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized, with the exception of the AMT carryover which has not been reserved against for September 30, 2019.  Accordingly, the Company has established a valuation allowance against a portion of its deferred tax assets at September 30, 2020 and a portion of its net deferred tax asset for 2019. For the year ended September 30, 2020 and 2019, the valuation allowance for deferred tax assets increased $484,000, and $1.9 million which was mainly due to increases in the net operating losses.

In April of 2020 the Company received a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act.  The Company has used the funds in accordance with the requirements of the loan agreement and expects to receive forgiveness for all loan proceeds in the following fiscal year.  The Company has recorded the proceeds for which it has calculated that forgiveness will be achieved as a government grant.  The related expenses that were paid in accordance with the loan are included as expenses on the income statement for the year ended September 30, 2020.  For income tax reporting the IRS has stated that any amount of loan forgiveness shall be excludible from income.  For this reason, the Company has recorded a deferred tax asset in the amount of $243.  The IRS has also determined that the related expenses incurred and paid in accordance with the forgiveness rules of the PPP loan agreement are not deductible.  The Company has reported a deferred tax liability in the amount of $243 to account for this book vs tax adjustment.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (IRS) or any states in connection with income taxes. The tax periods from 2016– 2020 generally remain open to examination by the IRS and state authorities.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2020	2019
Deferred tax assets:
Bad debt reserve	$8	$24
Deferred revenue	754	717
Accrued expenses	37	46
AMT carryforward	-	23
Net operating loss carryforwards	9,363	8,895
Contribution carryforward	1	1
Right of use liability	74	-
Debt forgiveness	243	-
Depreciation	8	8
Intangibles	408	401
Total deferred tax assets	10,896	10,115
Valuation allowance	(10,577)	(10,093)
Net deferred tax assets	319	22

Deferred tax liabilities:
Right of use asset	74	-
Expenses related to debt forgiveness	243	-
Total deferred tax liabilities	319	-
Net deferred tax assets	$-	$22

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Net deferred tax assets are reflected in Other assets on the consolidated balance sheets. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $85 and $108 at September 30, 2020 and 2019, respectively.

The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Additionally, the 2017 Tax Act provides for a tax benefit to U.S. taxpayers that sell goods or services to foreign customers under the new Foreign Derived Intangible Income Deduction ("FDII") rules. As of September 30, 2020, the Company had net losses from all foreign derived income and therefore reported zero GILTI tax expense for the year ended September 30, 2020. When accounting for uncertain income tax positions, the impact of uncertain tax positions is recognized in the consolidated financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of September 30, 2020 and 2019. The Company does not expect any change to this determination in the next twelve months.

16.   Acquisitions

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

On March 13, 2019, the Company entered into an Asset Purchase Agreement with Stantive Technologies Group Inc. (“Stantive”), a corporation organized under the laws of Ontario, Canada, to purchase substantially all of the assets of Stantive and assume certain liabilities. The Company also acquired all of the outstanding stock of Stantive Technologies Group, Pty, a company incorporated in Australia, which was a subsidiary of Stantive. The total purchase price, including cure costs, for Stantive and its Australian subsidiary was approximately $5.2 million in cash.

The Company accounted for the Stantive transaction as a business combination in accordance with ASC Topic 805, Business Combinations.

The Company assessed the fair market value of the acquired assets and liabilities as of the respective purchase dates, as follows:

Net assets acquired:	Seevolution	Stantive	Total
Cash	$-	$8	$8
Accounts receivable, net	47	844	891
Other assets	-	40	40
Fixed assets, net	-	272	272
Intangible assets	1,024	3,007	4,031
Goodwill	-	1,507	1,507
Total assets	1,071	5,678	6,749

Current liabilities	76	488	564
Net assets acquired	$995	$5,190	$6,185

Purchase Price:
Cash Paid (including acquisition costs)	$418	$5,190	$5,608
Future deferred payments (present value)	97	-	97
Common stock (fair value)	480	-	480
Total consideration paid	$995	$5,190	$6,185

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

Total revenue from the Seevolution and Stantive acquisitions totaled approximately $2,145 for fiscal 2019. Total earnings from the two acquisitions is impracticable to disclose as the acquisitions were asset purchases and the operations were merged with existing operations and not accounted for separately.

Pro Forma Information (Unaudited)

The following is the unaudited pro forma information assuming the Stantive acquisition occurred on October 1, 2017:

Year ended September 30, 2019
(in thousands, except per share data)

Revenue	$15,622

Net loss applicable to common shareholders	(9,046)

Net loss per share attributable to common shareholders:
Basic	$(7.61)
Diluted	$(7.61)

Weighted average common shares outstanding - basic	1,199,322
Weighted average common shares outstanding - diluted	1,199,322

17.   Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. (“Taglich Brothers”), a New York based securities firm. Taglich Brothers were the Placement Agents for many of the Company’s private offerings and debt issuances. In connection with previous private offerings and debt issuances which occurred prior to the fiscal year ended September 30, 2018, Taglich Brothers were granted Placement Agent warrants to purchase 10,926 shares of common stock at a weighted average price of $761.61 per share. As of September 30, 2020, Michael Taglich beneficially owns approximately 6.5% of the Company’s stock.

In connection with the November 2016 Private Placement, the Company issued to the Investors warrants to purchase an aggregate total of 4,270 shares of common stock. Included were warrant shares issued to Roger Kahn (172 shares), the Company’s President and Chief Executive Officer, and Michael Taglich (308 shares). Each warrant share expires five and one-half years from the date of issuance and is exercisable for $175 per share beginning six months from the date of issuance, or May 9, 2017. The warrants expire May 9, 2022.

In consideration of previous loans made by Michael Taglich to the Company and the personal guaranty for on a former third-party credit facility no longer maintained by the Company, Mr. Taglich has been issued warrants to purchase common stock totaling 1,080 shares at an exercise price of $1,000 per share.

In November 2018, the Company engaged Taglich Brothers Inc, on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities. Michael Taglich, a director and shareholder of the Company, is the President and Chairman of Taglich Brothers Inc. Fees for the services were $8 per month for three months and $5 thereafter, cancellable at any time. Taglich Brothers Inc. could also earn a success fee ranging from $200 for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million. In connection with the asset purchase of Stantive, during the second quarter of the Company’s 2019 fiscal year, Taglich Brothers Inc earned a success fee of $200.

Michael Taglich purchased 350 units in the amount of $350 of Series C Preferred Stock and associated warrants in the private transaction consummated on March 13, 2019. Mr. Taglich’s purchase was subject to stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c), for which approval by the stockholders of the Company was obtained on April 26, 2019.

18. Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these consolidated financial statements, except as already disclosed in these consolidated financial statements within Note 11.

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

As of September 30, 2020, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Our management has concluded that as of September 30, 2020, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management reviewed the results of its assessment with our Board of Directors.

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

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but are not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Provided its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis; however, these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2020 that have materially, or are reasonably likely to materially affect, our internal controls over financial reporting.

 ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Joni Kahn	65	Chairperson (1)(2)(3)(4)

Kenneth Galaznik	69	Director (1)(2)(4)

Scott Landers	50	Director (1)(2)(3)(4)

Michael Taglich	55	Director

Roger Kahn	51	Director, President and Chief Executive Officer

Mark G. Downey	55	Chief Financial Officer (5)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.
(5)	Mr. Downey was appointed as our Chief Financial Officer and Treasurer effective July 1, 2019, following the resignation of our former Chief Financial Officer, Carole Tyner.

Biographies

Joni Kahn has been a member of our Board of Directors since April 2012. In May 2015, Ms. Kahn was appointed Chairperson of the Board of Directors. She also serves as the Chair of the Compensation Committee and is a member of the Audit and Nominating and Governance Committees. Ms. Kahn has over thirty years of operating experience with high growth software and services companies with specific expertise in the SaaS (Software as a Service), ERP (Enterprise Resource Planning) Applications, Business Intelligence and Analytics and Cybersecurity segments. From 2013 to 2015, Ms. Kahn was the Senior Vice President of Global Services for Big Machines, Inc., which was acquired by Oracle in October 2013. From 2007 to 2012, Ms. Kahn was Vice President of Services for HP’s Enterprise Security Software group. From 2005 to 2007, Ms. Kahn was the Executive Vice President at BearingPoint where she managed a team of over 3,000 professionals and was responsible for North American delivery of enterprise applications, systems integration and managed services solutions. Ms. Kahn also oversaw global development centers in India, China and the U.S. From 2002 to 2005, Ms. Kahn was the Senior Group Vice President for worldwide professional services for Business Objects, a business intelligence and analytics software maker based in San Jose, where she led the applications and services division that supported that company's transformation from a products company to an enterprise solutions company. Business Objects was acquired by SAP in 2007. From 2000 to 2007, Ms. Kahn was a Member of the Board of Directors for MapInfo, a global location intelligence solutions company. She was a member of MapInfo’s Audit Committee and the Compensation Committee. MapInfo was acquired by Pitney Bowes in 2007. From 1993 to 2000, Ms. Kahn was an Executive Vice President and Partner of KPMG Consulting, where she helped grow the firm’s consulting business from $700 million to $2.5 billion. Ms. Kahn received her B.B.A in Accounting from the University of Wisconsin – Madison. Ms. Kahn brings extensive leadership experience to our Board and our Audit Committee as an experienced senior executive. Ms. Kahn has over thirty years of executive level managerial, operational, and strategic planning experience leading world-class sales, service and support technology organizations. Her service on prior boards also provides financial and governance experience.

Ms. Kahn brings extensive leadership experience to our Board and our Audit Committee as an experienced senior executive. Ms. Kahn has over thirty years of executive level managerial, operational, and strategic planning experience leading world-class service and support technology organizations. Her service on prior boards also provides financial and governance experience.

The Board of Directors has determined that Ms. Kahn’s vast experience in the technology industry and finance, as well as her executive leadership, makes her qualified to continue as the Chairperson and member of our Board of Directors.

Kenneth Galaznik has been a member of our Board of Directors since 2006. Mr. Galaznik is the Chairman of the Company’s Audit Committee and serves as a member of the Compensation Committee. From 2005 to 2016, Mr. Galaznik was the Senior Vice President, Chief Financial Officer and Treasurer of American Science and Engineering, Inc., a publicly held supplier of X-ray inspection and screening systems with a public market cap of over $200 million. Mr. Galaznik retired from his position at American Science and Engineering on March 31, 2016. From August 2002 to February 2005, Mr. Galaznik was Vice President of Finance of American Science and Engineering, Inc. From November 2001 to August 2002, Mr. Galaznik was self-employed as a consultant. From March 1999 to September 2001, he served as Vice President of Finance at Spectro Analytical Instruments, Inc. and has more than 35 years of experience in accounting and finance positions. Mr. Galaznik holds a B.B.A. degree in accounting from The University of Houston. Mr. Galaznik brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and as chief financial officer of a publicly held company.

The Board of Directors has determined that Mr. Galaznik’s deep experience in finance and his executive leadership make him qualified to continue as a member of our Board of Directors.

Scott Landers has been a member of our Board of Directors since 2010. Mr. Landers is the Chair of the Nominating and Corporate Governance Committee and serves as a member of the Audit and Compensation Committees. Mr. Landers was named President and Chief Executive Officer of Monotype Imaging Holdings, Inc. on January 1, 2016 after serving as the company’s Chief Operating Officer since early 2015 and its Chief Financial Officer, Treasurer and Assistant Secretary since joining Monotype in July 2008. Effective October 11, 2019, Monotype was acquired by HGGC and is now a privately-owned company and is a leading provider of typefaces, technology and expertise that enable the best user experiences and sure brand integrity. Prior to joining Monotype, from September 2007 until July 2008, Mr. Landers was the Vice President of Global Finance at Pitney Bowes Software, a $450 million division of Pitney Bowes, a leading global provider of location intelligence solutions. From 1997 until September 2007, Mr. Landers held several senior finance positions, including Vice President of Finance and Administration, at MapInfo, a publicly held company which was acquired by Pitney Bowes in April 2007. Earlier in his career, Mr. Landers was a Business Assurance Manager with Coopers & Lybrand. Mr. Landers holds a bachelor's degree in accounting from Le Moyne College in Syracuse, N.Y. and a master’s degree in business administration from The College of Saint Rose in Albany, N.Y. Mr. Landers brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and as chief executive officer and a chief financial officer of a publicly-held company.

Our Board of Directors has determined that Mr. Lander’s financial skills, public-company experience, strategic business acumen and executive leadership make him a qualified to continue as a member of our Board of Directors.

Michael Taglich has been a member of our Board of Directors since 2013. He is the Chairman and President of Taglich Brothers, Inc., a New York City based securities firm which he co-founded in 1992 with his brother Robert Taglich. Taglich Brothers, Inc. focuses on public and private micro-cap companies in a wide variety of industries. He is currently the Chairman of the Board of Air Industries Group Inc., a publicly traded aerospace and defense company (NYSE AIRI), and Mare Island Dry Dock Inc., a privately-held company. He also serves as a director of a number of other private companies. Michael Taglich brings extensive professional experience which spans various aspects of senior management, including finance, operations and strategic planning. Mr. Taglich has more than 30 years of financial industry experience and served on his first public company board over 20 years ago.

Our Board of Directors has determined that Mr. Taglich’s executive strategic business skills in both private and public companies, as well as his experience leading and advising high-growth companies, make him a qualified to continue as a member of our Board of Directors.

Roger Kahn has been a member of our Board of Directors since December 2017. Mr. Kahn joined the Company as the Chief Operating Officer in August 2015 and has been our President and Chief Executive Officer since May 2016. Prior to joining Bridgeline Digital, Mr. Kahn co-founded FatWire, a leading content management and digital engagement company. As the General Manager and Chief Technology Officer of FatWire, Mr. Kahn built the company into a global corporation with offices in thirteen countries. FatWire was acquired by Oracle in 2011. Mr. Kahn received his Ph.D. in Computer Science and Artificial Intelligence from the University of Chicago.

Our Board of Directors has determined that Mr. Kahn’s vast experience as a successful entrepreneur in the technology space, as well as his technical and leadership acumen, make him qualified to continue as a member of our Board of Directors.

Mark G. Downey has been our Executive Vice President and Chief Financial Officer and Treasurer since July 2019. Mr. Downey comes to Bridgeline with more than 25 years of executive experience, including more than 15 years as a CFO and COO at several public and privately-held companies in the technology, private equity, financial services and professional services industries. Mr. Downey has extensive accounting, capital markets structuring, risk, treasury, M&A due diligence, technology enhancements, and overall operational and management experience.  Prior to joining Bridgeline Digital, Inc., Mr. Downey served as a consultant and Director of Accounting & Transaction Services at MorganFranklin Consulting from 2015 to 2019.  He was the global CFO and COO at Algodon Group, a private equity firm from 2014 to 2015 and CFO and COO and Treasurer at Dahlman Rose, Tullett Prebon and Commerzbank Securities from 2000 through 2014.    He started his career at Coopers and Lybrand and holds a B.B.A. in Accounting from Iona College – Hagan School of Business and is a member of the American Institute of Certified Public Accountants and New York State Society of Certified Public Accountants.

There are no family relationships between any of the directors and the Company’s executive officers, including between Ms. Joni Kahn and Mr. Roger Kahn, the Company’s President and Chief Executive Officer.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. With respect to fiscal 2020 and 2019 and based solely on its review of the copies of such forms and amendments thereto received by it, the Company believes that all of the executive officers, directors, and owners of ten percent of the outstanding Common Stock complied with all applicable filing requirements.

Code of Conduct and Ethics

The Company's Board of Directors has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Act that applies to all of the Company's officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics codifies the business and ethical principles that govern the Company's business. A copy of the Code of Ethics is available on the Company's website www.bridgeline.com. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to its principal executive officer, principal financial officer or principal accounting officer) on its website. The Company's website is not part of this proxy statement.

Committees of the Board of Directors

The Company has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of our accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Audit Committee is comprised of Mr. Galaznik (Chair), Ms. Kahn and Mr. Landers. Our Board has determined that each of the members of the Audit Committee meet the criteria for independence under the standards provided by the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During Fiscal 2020, the Audit Committee met four times. Each member of the Audit Committee attended each such meeting. The Chairman of the Audit Committee was present at all meetings.

Audit Committee Financial Expert. Our Board has also determined that each of Mr. Galaznik and Mr. Landers qualifies as an "audit committee financial expert" as defined under Item 407(d) (5) of Regulation S-K and as an independent director as defined by the Nasdaq listing standards.

Compensation Committee

The Compensation Committee evaluates the performance of our senior executives, considers the design and competitiveness of our compensation plans, including the review of independent research and data regarding compensation paid to executives of public companies of similar size and geographic location, reviews and approves senior executive compensation and administers our equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee is comprised of Ms. Kahn (Chair), Mr. Galaznik and Mr. Landers, all of whom are independent directors. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During Fiscal 2020, the Compensation Committee met five times.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. A copy of such charter is available on the Company's website, www.bridgeline.com. Our Nominating and Governance Committee is comprised of Mr. Landers (Chair) and Ms. Kahn, each of whom are independent directors. During Fiscal 2020, the Nominating and Governance Committee met four times.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended September 30, 2020 and September 30, 2019 for our principal executive officer and our other two most highly compensated executive officers who were serving as executive officers as of September 30, 2020. We refer to these officers as our named executive officers.

Name and Principal Position	Fiscal Year End	Salary	Bonus	All Other Compensation (2)	Total
Roger Kahn	2019	$300,000	$26,042	$-	$326,042
President and Chief
Executive Officer	2020	$300,000	$15,624	$-	$315,624
Mark G. Downey	2019	$60,000	$-	$-	$60,000
Executive Vice President
Chief Financial Officer and Treasurer	2020	$240,000	$5,000	$-	$245,000
Carole Tyner (1)	2019	$201,167	$7,500	$116,189	$324,856
Former Chief Financial Officer

(1) Carole Tyner resigned as Chief Financial Officer on August 31, 2019. Effective July 1, 2019, Mark Downey was appointed as Executive Vice President, Chief Financial Officer and Treasurer.

(2) Amounts paid to Carole Tyner in fiscal 2019 represented severance of $110,000, unused vacation of $5,077 and COBRA of $1,112.

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

Carole Tyner

On June 28, 2019, Ms. Carole Tyner resigned from her position of Chief Financial Officer of Bridgeline Digital, Inc. (the "Company") to pursue new professional opportunities. Upon Ms. Tyner's departure on August 31, 2019, she received a lump sum separation payment equivalent to six-months base salary, and further, she continued to receive COBRA health insurance continuation benefits with the Employer portion of the premiums paid by the Company through February 28, 2020.

Mark G. Downey

Effective July 1, 2019, Mark G. Downey was appointed by the Company's Board of Directors as Executive Vice President, Chief Financial Officer and Treasurer of the Company. The Company and Mr. Downey entered into an employment agreement (the "Employment Agreement"), effective July 1, 2019 through September 30, 2020, whereby he will receive two-hundred and forty thousand dollars base salary and the ability to earn a bi-annual incentive bonus of thirty thousand dollars. Mr. Downey may also participate in such equity-based and cash-based incentive programs as the Company may from time to time make available to its executive officers, in accordance with the terms and conditions of such programs, as well as, the Company's other applicable employee benefits plans and programs. His Employment Agreement, which has been renewed through September 2021, also provides that in the event Mr. Downey's employment is terminated by the Company without cause or if the Company terminates his employment for good reason, he is entitled to receive severance benefits. The foregoing descriptions of the material terms of the Employment Agreement by and between the Company and Mr. Downey do not purport to be complete descriptions and are qualified in their entirety by reference to the Employment Agreement, which is filed as Exhibit 10.1 on Form 8-K. There are no family relationships between Mr. Downey and any director or executive officer of the Company.

Outstanding Equity Awards at Fiscal 2020 Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2020.

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

Director Compensation Table

The following table sets forth information concerning the compensation paid to our non-employee directors during the fiscal year ended September 30, 2020.

	Annual	Board
Director	Retainer	Meetings	Chairman	Additional	Total
Ken Galaznik	$12,000	$6,000	$10,000		$28,000
Joni Kahn	12,000	6,000	15,000	3,000	36,000
Scott Landers	12,000	6,000	5,000	3,000	26,000
Michael Taglich	12,000	6,000			18,000
	$48,000	$24,000	$30,000	$6,000	$108,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after December 23, 2020 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each individual named below is our address, 100 Sylvan Road, Suite G-700, Woburn, Massachusetts 01801.

The following tables set forth, as of December 23, 2020, the beneficial ownership of our Series C Preferred and Common Stock by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of each class of the outstanding securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. At the close of business on December 23, 2020 there were 350 shares of our Series C Preferred and 4,420,170 shares of our Common Stock issued and outstanding.

Except as indicated in the footnotes to the tables below, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

This information is based upon information received from or on behalf of the individuals named herein.

Series C Preferred Stock

Name and Address	Number of Shares Owned (1)	Percent of Shares Outstanding
Michael and Claudia Taglich 790 New York Avenue Huntington, NY 11743	350	100.00%
All current executive officers and directors as a group	350	*

(1)

Holders of Series C Preferred are entitled to vote on all matters presented to our stockholders on an as-converted basis. Each share of Series C Preferred Stock is convertible, at the option of each respective holder, into approximately 111.11 shares of Common Stock.

Common Stock

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Michael Taglich Director	304,387	(1)	6.47%
Roger Kahn President, Chief Executive Officer, Director	8,392	(2)	0.19%
Kenneth Galaznik Director	758	(3)	0.02%
Scott Landers Director	721	(4)	0.02%
Joni Kahn Director	719	(5)	0.02%
Mark G. Downey Chief Financial Officer and Treasurer	-		-
All current executive officers and directors as a group	314,977	(6)	6.72%

(1)

Includes 248,805 shares issuable upon the exercise of warrants, and 174 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 23, 2020). Also includes 35 shares of Common Stock and 2 shares issuable upon the exercise of warrants owned by Mr. Taglich’s spouse.

(2)	Includes 172 shares issuable upon the exercise of warrants and 5,246 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 23, 2020). Includes 545 shares of common stock owned by Mr. Kahn’s spouse.

(3)	Includes 146 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 23, 2020).

(4)	Includes 138 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 23, 2020). Includes 8 shares of Common Stock owned by Mr. Lander’s children.

(5)	Includes 130 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 23, 2020).

(6)	Includes 5,824 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 23, 2020).

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2020 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

	Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans
Plan category	(a)	(b)	(excluding securities reflected in column a) (c)

Equity compensation plans approved by security holders	613,201	$4.76	190,045

Equity compensation plans not approved by security holders (1)	5,492,879	$4.37	-

Total	6,106,080	$-	190,045

(1)	At September 30, 2020, there were 5,492,879 total Warrants outstanding.

Stock warrants outstanding at September 30, 2020 are as follows:

	Issue		Extended
Type	Date	Shares	Price	Expiration
Placement Agent	06-Nov-13	-	$1,625.00	06-Nov-18
Placement Agent	28-Mar-14	-	$1,312.50	28-Mar-19
Placement Agent	28-Oct-14	-	$812.50	28-Oct-19
Director/Shareholder	31-Dec-14	-	$1,000.00	31-Dec-19
Director/Shareholder	12-Feb-15	-	$1,000.00	12-Feb-20
Director/Shareholder	12-May-15	-	$1,000.00	12-May-20
Director/Shareholder	31-Dec-15	120	$1,000.00	31-Dec-20
Placement Agent	17-May-16	1,736	$187.50	17-May-21
Placement Agent	11-May-16	1,067	$187.50	11-May-21
Placement Agent	15-Jul-16	880	$230.00	15-Jul-21
Investors	08-Nov-16	4,271	$175.00	09-May-22
Director/Shareholder	31-Dec-16	120	$1,000.00	31-Dec-21
Financing	10-Oct-17	1,327	$132.50	10-Oct-25
Director/Shareholder	31-Dec-17	120	$1,000.00	31-Dec-21
Investors	19-Oct-18	3,120	$25.00	19-Oct-23
Placement Agent	14-Apr-19	10,000	$31.25	16-Oct-23

Total		22,761

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

In connection with the Company’s private placement completed in November 2016, the Company issued to the Investors warrants to purchase an aggregate total of 4,271 shares of common stock. Included were warrants to purchase 172 shares of common stock issued to Roger Kahn and warrants to purchase 308 shares of common stock issued to Michael Taglich. Each warrant to purchase common stock expires five and one-half years from the date of issuance and is exercisable for $175.00 per share beginning six months from the date of issuance, or May 9, 2017.  The warrants expire May 9, 2022.

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

The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by Marcum LLP for the fiscal years ended September 30, 2020 and September 30, 2019. The Company did not engage its independent registered public accounting firm during either of the fiscal years ended September 30, 2020 or September 30, 2019 for any other non-audit services.

Type of Service	Amount of Fee for Fiscal Year Ended
	September 30, 2020	September 30, 2019
Audit Fees	$261,397	$268,271
Audit-Related Fees	—	—
Tax Fees	—	—
Total	$261,397	$268,271

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

There were no other fees paid or accrued to Marcum LLP in the fiscal years ended September 30, 2020 or September 30, 2019.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal year ended September 30, 2020, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

  –  Reports of Independent Registered Public Accounting Firm

  –  Consolidated Balance Sheets as of September 30, 2020 and 2019

  –  Consolidated Statements of Operations for the years ending September 30, 2020 and 2019

  –  Consolidated Statements of Comprehensive Income/(Loss) for the years ending September 30, 2020 and 2019

  –  Consolidated Statements of Shareholders’ Equity for the years ending September 30, 2020 and 2019

  –  Consolidated Statements of Cash Flows for the years ending September 30, 2020 and 2019

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

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
1.1	Underwriting Agreement by and between Bridgeline Digital, Inc. and ThinkEquity, dated October 16, 2018	8-K	October 19, 2018	1.1
3.1	Amended and Restated Certificate of Incorporation, as amended	10-Q	May 15, 2013	3.1
3.2	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	November 4, 2014	3.1
3.3	Amended and Restated By-Laws	10-Q	February 17, 2015	3.2
3.4	Certificate of Designations of the Series B Convertible Preferred Stock	8-K	October 19, 2018	3.1
3.5	Amended and Restated By-Laws	8-K	December 14, 2018	3.1
10.1	Amended and Restated Stock Incentive Plan, as amended	DEF 14 A	July 14, 2014	C

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
10.2	Form of Common Stock Purchase Warrant Issued to Placement Agent	8-K	November 4, 2014	10.2
10.3	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated January 7, 2015	8-K	January 9, 2015	10.2
10.4	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated February 17, 2015	10-Q	February 17, 2015	10.2
10.5	Form of Restricted Stock Agreement	10-Q	May 15, 2015	10.6
10.6	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated May 12, 2015	10-Q	May 15, 2015	10.9
10.7	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated July 21, 2015	8-K	July 24, 2015	10.2
10.8	Bridgeline Digital Inc. 2016 Stock Incentive Plan	DEF 14 A	March 22, 2016	Appendix B
10.9	Form of Common Stock Purchase Warrant issued to Placement Agent	8-K	May 17, 2016	10.3
10.10	Placement Agreement between Bridgeline Digital, Inc and Taglich Brothers, Inc dated March 31, 2016	8-K	June 15, 2016	10.3
10.11	Form of Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.1
10.12	Form of Purchaser Warrant	8-K	November 4, 2016	10.2
10.13	Form of Registration Rights Agreement dated November 3, 2016	8-K	November 4, 2016	10.3
10.14	Form of Insider Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.4
10.15	Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P. dated October 10, 2017	8-K	October 13, 2017	10.1
10.16	Form of Warrant to Purchase Stock issued to Montage Capital II, L.P	8-K	October 13, 2017	10.2
10.17	Intercreditor Agreement between Heritage Bank of Comerce and Montage Capital II, L.P dated October 10, 2017	8-K	October 13, 2017	10.3
10.18	First Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II. LP, dated May 10, 2018	10-Q	May 15, 2018	10.2
10.19	Form of Note Purchase Agreement	8-K	September 11, 2018	10.1
10.20	Form of Promissory Note	8-K	September 11, 2018	10.2
10.21	Form of Subordination Agreement	8-K	September 11, 2018	10.3
10.22	Second Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montge Capital II, L.P., dated October 22, 2018	8-K	October 24, 2018	10.1

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Marcum LLP				X
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS**	XBRL Instance				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation				X
101.DEF**	XBRL Taxonomy Extension Definition				X
101.LAB**	XBRL Taxonomy Extension Labels				X
101.PRE**	XBRL Taxonomy Extension Presentation				X

(c) Financial Statement Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Roger Kahn

Name: Roger Kahn

December 23, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	President and Chief Executive Officer, Director (Principal Executive Officer)	December 23, 2020
/s/ Mark G. Downey	Chief Financial Officer	December 23, 2020
Mark G. Downey	(Principal Financial Officer)

/s/Kenneth Galaznik	Director	December 23, 2020
Kenneth Galaznik

/s/ Joni Kahn	Director	December 23, 2020
Joni Kahn

/s/ Scott Landers	Director	December 23, 2020
Scott Landers

/s/ Michael Taglich	Director	December 23, 2020
Michael Taglich

 Index of Exhibits

Exhibit No.	Description of Document
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.