Form 10-Q
period 2020-12-31
Bridgeline Digital, Inc.
filed 2021-02-11
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of February 11, 2021 was 5,313,503.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2020

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2020

Statements contained in this Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc.  These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of the COVID – 19 pandemic and related public health measures that may affect our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers, increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability, our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission.  Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Bridgeline Digital, Inc. assumes no obligation to, and does not currently intend to, update any such forward-looking statements, except as required by applicable law. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

 Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

(Unaudited)

	December 31, 2020	September 30, 2020
ASSETS

Current assets:
Cash and cash equivalents	$1,277	$861
Accounts receivable, net	863	665
Prepaid expenses	381	268
Other current assets	207	111
Total current assets	2,728	1,905
Property and equipment, net	234	238
Operating lease assets	593	294
Intangible assets, net	2,399	2,617
Goodwill	5,557	5,557
Other assets	92	49
Total assets	$11,603	$10,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of operating lease liabilities	$163	$96
Accounts payable	1,133	1,311
Accrued liabilities	931	599
Paycheck Protection Program Liability (Note 7)	-	88
Deferred revenue	1,739	1,511
Total current liabilities	3,966	3,605
Operating lease liabilities, net of current portion	430	198
Warrant liabilities	3,927	2,486
Other long-term liabilities	25	15
Total liabilities	8,348	6,304

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock:
11,000 shares authorized; 350 shares issued and outstanding at December 31, 2020 and September 30, 2020	-	-
Series A Convertible Preferred stock:
264,000 shares authorized; no shares outstanding at December 31, 2020 and September 30, 2020	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized;
4,420,170 shares issued and outstanding at December 31, 2020 and September 30, 2020	4	4
Additional paid-in capital	78,367	78,316
Accumulated deficit	(74,745)	(73,583)
Accumulated other comprehensive loss	(371)	(381)
Total stockholders’ equity	3,255	4,356
Total liabilities and stockholders’ equity	$11,603	$10,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Net revenue:
Digital engagement services	$837	$1,096
Subscription and perpetual licenses	1,999	1,736
Total net revenue	2,836	2,832
Cost of revenue:
Digital engagement services	374	568
Subscription and perpetual licenses	583	790
Total cost of revenue	957	1,358
Gross profit	1,879	1,474
Operating expenses:
Sales and marketing	444	1,032
General and administrative	465	751
Research and development	349	390
Depreciation and amortization	232	258
Restructuring and acquisition related expenses	210	5
Total operating expenses	1,700	2,436
Income (loss) from operations	179	(962)
Interest expense and other, net	6	-
Government grant income (Note 7)	88	-
Change in fair value of warrant liabilities	(1,441)	1,101
Income (loss) before income taxes	(1,168)	139
Provision for (benefit from) income taxes	(6)	3
Net income (loss)	(1,162)	136
Dividends on convertible preferred stock	-	(79)
Deemed dividend on amendment of Series A convertible preferred stock	-	(2,314)
Net loss applicable to common shareholders	$(1,162)	$(2,257)
Net loss per share attributable to common shareholders:
Basic net loss per share	$(0.26)	$(0.81)
Diluted net loss per share	$(0.26)	$(0.81)
Number of weighted average shares outstanding:
Basic	4,420,170	2,798,475
Diluted	4,420,170	2,798,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

 (in thousands)

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Net income (loss)	$(1,162)	$136
Other comprehensive income:
Net change in foreign currency translation adjustment	10	1
Comprehensive income (loss)	$(1,152)	$137

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (in thousands, except share data)

(Unaudited)

	For the Three Months Ended December 31, 2020
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2020	350	$-	4,420,170	$4	$78,316	$(73,583)	$(381)	$4,356
Stock-based compensation expense					51			51
Net loss						(1,162)		(1,162)
Foreign currency translation							10	10
Balance at December 31, 2020	350	$-	4,420,170	$4	$78,367	$(74,745)	$(371)	$3,255

	For the Three Months Ended December 31, 2019
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2019	262,751	$-	2,798,475	$3	$75,620	$(71,489)	$(338)	$3,796
Stock-based compensation expense					30			30
Dividends on Series A convertible preferred stock						(79)		(79)
Deemed dividend on amendment of Series A convertible preferred stock (Note 8)					2,314	(2,314)		-
Net income						136		136
Foreign currency translation							1	1

Balance at December 31, 2019	262,751	$-	2,798,475	$3	$77,964	$(73,746)	$(337)	$3,884

 The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,162)	$136
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	218	237
Depreciation	12	16
Other amortization	2	5
Change in fair value of warrant liabilities	1,441	(1,101)
Stock-based compensation	51	30
Government grant income (Note 7)	(88)
Changes in operating assets and liabilities
Accounts receivable	(188)	(273)
Prepaid expenses	(111)	(19)
Other current assets and other assets	(110)	28
Accounts payable and accrued liabilities	149	183
Deferred revenue	228	872
Other liabilities	9	(4)
Total adjustments	1,613	(26)
Net cash provided by operating activities	451	110
Cash flows from investing activities:
Software development capitalization costs	(30)	-
Purchase of property and equipment	(11)	-
Net cash used in investing activities	(41)	-
Effect of exchange rate changes on cash and cash equivalents	6	2
Net increase in cash and cash equivalents	416	112
Cash and cash equivalents at beginning of period	861	296
Cash and cash equivalents at end of period	$1,277	$408

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$-	$3

Non cash investing and financing activities:
Dividends accrued on convertible preferred stock	$-	$79
Deemed dividend on amendment of Series A convertible preferred stock	$-	$2,314

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

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, Massachusetts; New York, New York; and Ontario, Canada. The Company has two wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India, and Bridgeline Digital Canada, Inc. located in Ontario, Canada.

Liquidity and Management’s Plans

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

On February 4, 2021, the Company offered and sold a total of 880,000 shares of its common stock, par value $0.001 per share, to certain institutional and accredited investors at a public offering price of $3.10 per share in a registered direct offering. The aggregate proceeds from this transactions, net of certain fees due to placement agents and transaction expenses, was approximately $2.4 million (See Note 15).

In prior years, the Company incurred operating losses and used cash to fund operations, develop new products, and build infrastructure. During its 2020 fiscal year, the Company executed an operating plan that reduced operating expenses and has resulted in three consecutive quarters of operating income. The Company is continuing to maintain tight control over discretionary spending for the 2021 fiscal year. While the Company believes that it has sufficient revenue and working capital to support future growth no assurances can be made that the Company will not need additional financing to ensure its operations are adequately funded.

On August 17, 2020, the Company entered into an arrangement with an investment banking firm to sell up to $4,796,090 of shares of the Company’s common stock, $0.001 par value. Refer to Note 8 under the caption, At the Market Offering, for a detailed description of this capital raising activity. There are no obligations for the sale or purchase of the Company’s common stock pursuant to this offering. Accordingly, there can be no assurances that the Company or investment banking firm will be successful in selling any portion of the shares available for sale pursuant to this offering. On December 18, 2020, the Company delivered written notice to Roth Capital Partners that it was suspending all offers and sales under the At the Market Offering Agreement (the “Suspension Period”), during which time the Company will not make any sales of Placement Shares. No other definitive agreements for additional financing are in place as of the issuance date of this Form 10-Q and there can be no assurances that additional sources of financing could be obtained on terms that are favorable or acceptable to the Company and that revenue growth and improvement in cash flows can be achieved. No adjustments have been made to the accompanying consolidated financial statements as a result of this uncertainty.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for the year ending September 30, 2021. The accompanying September 30, 2020 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission on December 23, 2020.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation in the current period financial statements.  These reclassifications had no effect on the previously reported net income.

Intangibles – Goodwill and Other - Internal-Use Software

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The effective date of this new standard for the Company was October 1, 2020. Under the new standard, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. As of October 1, 2020, the Company did not have significant implementation costs incurred in a cloud computing arrangement that is a service contract and therefore upon adoption the impact of the new standard on its consolidated financial statements and related disclosures was not material. All future implementation costs in such arrangements will be capitalized and amortized over the life of the arrangement, which may have a material impact in those future periods if such costs are material.

Fair Value

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of Accounting Standards Codification (“ASC”) 820. The effective date of this new standard for the Company was October 1, 2020. As the adoption of this standard was limited to revised disclosures, the impact of the new standard on its consolidated financial statements was not material.

Accounting Pronouncements Pending Adoption

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for smaller reporting companies for annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3.   Accounts Receivable and Unbilled Receivables

Accounts receivable and unbilled receivables consist of the following:

	As of December 31, 2020	As of September 30, 2020
Accounts receivable	$904	$698
Allowance for doubtful accounts	(41)	(33)
Accounts receivable, net	$863	$665

As of December 31, 2020, two customers represented approximately 34%, and 20% of accounts receivable. As of September 30, 2020, three customers represented approximately 15%, 14% and 10% of accounts receivable. For the three months ended December 31, 2020, and 2019, one customer represented approximately 12% of the Company’s total revenue.

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

The Company believes the recorded values for accounts receivable and accounts payable and short-term debt approximate current fair values as of December 31, 2020 and September 30, 2020, because of their short-term nature and durations.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 27.1% - 74.4% and 44.8%, respectively as of December 31, 2020, and 26.2% - 70.7% and 43.5%, respectively as of September 30, 2020. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of December 31, 2020		As of September 30, 2020
	Montage Capital	Series C Preferred	Montage Capital	Series C Preferred
Volatility	87.5%	88.2%	84%	84.1%
Risk-free rate	0.34%	0.20%	0.28%	0.20%
Stock price	$2.58	$2.58	$1.86	$1.86

The Company recognized gains/(losses) of ($1,441) and $1,101 for the three months ended December 31, 2020 and 2019, respectively. The changes in fair value of warrant liabilities were due to changes in inputs to the Monte Carlo option-pricing model, primarily an increase in stock price for the three months ended December 31, 2020 and a decrease in stock price for the three months ended December 31, 2019.

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2020, are as follows:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$27	$27
Warrant liability - Series A, B and C	-	-	3,900	3,900
Total Liabilities	$-	$-	$3,927	$3,927

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$26	$26
Warrant liability - Series A, B and C	-	-	2,460	2,460
Total Liabilities	$-	$-	$2,486	$2,486

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liabilities:

Three Months Ended December 31, 2020
Balance at beginning of period, October 1, 2020	$2,486
Additions	-
Exercises	-
Adjustment to fair value	1,441
Balance at end of period, December 31, 2020	$3,927

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of December 31, 2020	As of September 30, 2020
Domain and trade names	$10	$10
Customer related	1,364	1,500
Technology	1,025	1,107
Balance at end of period	$2,399	$2,617

Total amortization expense was $218 and $237 related to intangible assets for the three months ended December 31, 2020 and 2019, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2021 (remaining), 2022, 2023, 2024, and 2025 is $645, $764, $684, $297, and $9, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31, 2020	As of September 30, 2020
Compensation and benefits	$313	$368
Professional fees	28	29
Taxes	261	46
Insurance	126	-
Other	203	156
Balance at end of period	$931	$599

7.   Paycheck Protection Program

On April 17, 2020, Bridgeline Digital, Inc. entered into a loan with BNB Bank as the lender in an aggregate principal amount of $1,048 (“PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP Loan is evidenced by a promissory note (“Note”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred, has an initial term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). Payments are deferred for at least the first six months and payable in 18 equal consecutive monthly installments of principal and interest commencing upon expiration of the deferral period of the PPP Loan Date. During the three months ended December 31, 2020, interest expense was approximately $1 related to the PPP Loan. The Company may apply to the lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the twenty-four week period beginning on April 21, 2020, calculated in accordance with the terms of the CARES Act. The Note provides for prepayment and customary events of default, including, among other things, cross-defaults on any other loan with the lender. The PPP Loan may be accelerated upon the occurrence of an event of default.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company has performed initial calculations for the PPP Loan forgiveness according to the terms and conditions of the SBA’s Loan Forgiveness Application (Revised January 8, 2021) and, based on such calculations, expects that the PPP Loan will be forgiven in full, based on usage of related proceeds, over a period less than 24 weeks. In addition, the Company has determined it is probable the Company will meet all the conditions of the PPP Loan forgiveness. However, there can be no assurances that the Company will ultimately meet the conditions for forgiveness of the loan or that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

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

Pursuant to the Flexibility Act, the Company’s PPP Loan agreement will be amended in the event that no amount or less than all of the PPP Loan is forgiven. In addition, starting in August 2021, the Company will be required to make principal and interest payments, or an adjustment amount based on the loan amendment over the remaining term of the PPP Loan until such time the loan is fully settled. The Company classifies unexpended loan proceeds on the accompanying consolidated balance sheets as a current or noncurrent liability based on the contractual maturities of the underlying loan agreement. During the three months ended December 31, 2020, the remaining loan proceeds were expended on qualified expenses and as a result, the Company recognized $88 as government grant income. As of September 30, 2020, unexpended loan proceeds of $88 were classified as a current liability.

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

The Company determined that the Series A Amendment represented an extinguishment for accounting purposes. In making this determination, the Company considered the significance of the contractual terms added and revisions to existing contractual terms, including, but not limited to, the significant change in the conversion price and the addition of the Company’s redemption option. These additions and revisions to existing contractual terms were considered to be qualitatively significant. The extinguishment of equity-classified convertible preferred stock is recognized as a deemed dividend measured as the difference between (1) the fair value of the consideration transferred; that is, the Series A Preferred Stock, as amended, and (2) the carrying value of the Series A Preferred Stock. At the Amendment Date, the fair value of the Series A Preferred Stock, as amended, was approximately $2,629 and its carrying value was approximately $315, resulting in a deemed dividend of $2,314 recognized as an increase to accumulated deficit and an increase to additional paid-in capital, which was included as a component of net loss applicable to common shareholders. The estimated Amendment Date fair value of the Series A Preferred Stock was determined using the present value of probability weighted scenario analysis based on the per share publicly traded closing stock price of the Company’s common stock.

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Company may not effect, and a Purchaser will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of December 31, 2020, the Company had 350 shares of Series C Preferred Stock outstanding.

Common Stock

At the Market Offering

On August 17, 2020, the Company entered into an arrangement with an investment banking firm (the “Manager”) to sell up to $4,796,090 of shares of the Company’s common stock with a par value of $0.001 (the “ATM Offering”). Pursuant to the ATM Offering, shares may be sold on a daily basis, commencing no earlier than August 17, 2020, at a gross sales price equal to the market price for shares of the Company’s common stock on the NASDAQ Capital Market at the time of sale of such shares. The Manager has no obligation to purchase shares of the Company’s common stock and is only obligated to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of the Company’s common stock. Accordingly, there can be no assurances that the Manager will be successful in selling any portion of the shares available for sale under the ATM Offering. The Company shall pay to the Manager a placement fee of 2.5% of the gross sales price of shares sold. The ATM Offering shall remain in effect until the earlier of August 17, 2021, or upon written notice of termination by either the Company or the Manager. On December 18, 2020, the Company delivered written notice to Roth Capital Partners that it was suspending all offers and sales under the At the Market Offering Agreement (the “Suspension Period”), during which time the Company will not make any sales of Placement Shares. Other than the suspension of the ATM Offering, the At the Market Offering Agreement remains in full force and effect during the Suspension Period.

The Company currently intends to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of December 31, 2020, there have been no shares of common stock sold under the ATM offering.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. As of December 31, 2020, there were 3,246 options outstanding under the Plan. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. In November 2019, the Company increased the number of common shares available for issuance under the 2016 Plan from 10,000 shares to 800,000 shares. There were no revisions to exercise prices, terms or any other underlying provisions of existing stock options outstanding. As of December 31, 2020, there were 583,289 options outstanding and 216,711 shares available for future issuance under the 2016 Plan.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the Condensed Consolidated Statements of Operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.  During the three months ended December 31, 2020 and 2019, compensation expense related to share-based payments was as follows:

	Three Months Ended December 31,
	2020	2019
Cost of revenue	$6	$2
Operating expenses	45	28
	$51	$30

As of December 31, 2020, the Company had approximately $274 of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Montage Warrant - As additional consideration for a prior loan arrangement which was paid in full in a prior period not presented, the Company issued to Montage Capital an eight-year warrant (the “Montage Warrant”) to purchase the Company’s common stock at a price equal to $132.50 per share. The Montage Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage Capital has the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Montage Warrant will be surrendered to the Company for cancellation. As of December 31, 2020, the number of shares issuable upon exercise of the Montage Warrants were 1,327 shares.

Series A, B and C Preferred Warrants - In March 2019, in connection with the issuance of the Company’s Series C Preferred Stock, the Company issued warrants to purchase the Company’s common stock. These warrants were designated as (i) Series A Warrants with an initial term of 5.5 years and an exercise price of $4; (ii) Series B Warrants with an initial term of 24 months and an exercise price of $4; and (iii) Series C Warrants with an initial term of 5.5 years and an exercise price of $0.05 (collectively, hereinafter referred to as the “Series C Preferred Warrants”). The Company also issued warrants with an exercise price of $4 to purchase shares of the Company’s common stock to the placement agents. The Company may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise.

As of December 31, 2020, the number of shares issuable upon exercise of the (i) Series A Warrants were 2,556,875 shares; (ii) Series B Warrants were 2,556,875 shares; (iii) Series C Warrants were 69,295 shares; and (iv) the placement agent warrants issued in connection with the Series C Preferred Stock were 127,848 shares.

The Montage Warrants, Series C Preferred Warrants and the placement agent warrants issued in connection with the Series C Preferred Stock, were all determined to be derivative liabilities and are subject to remeasurement each reporting period (See Note 4).

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Total warrants outstanding as December 31, 2020, were as follows:

	Issue
Type	Date	Shares	Price	Expiration
Placement Agent	5/17/2016	1,736	$187.50	5/17/2021
Placement Agent	5/11/2016	1,067	$187.50	5/11/2021
Placement Agent	7/15/2016	880	$230.00	7/15/2021
Investors	11/9/2016	4,271	$175.00	5/9/2022
Director/Shareholder	12/31/2016	120	$1,000.00	12/31/2021
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Director/Shareholder	12/31/2017	120	$1,000.00	12/31/2021
Investors	10/19/2018	3,120	$25.00	10/19/2023
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	3/12/2019	159,236	$4.00	10/19/2023
Investors	3/12/2019	2,556,875	$4.00	9/12/2024
Investors	3/12/2019	2,556,875	$4.00	9/12/2021
Investors	3/12/2019	69,295	$0.05	9/12/2024
Placement Agent	3/12/2019	127,848	$4.00	9/12/2024
Total		5,492,770

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended December 31, 2019, the Company granted options to purchase 681,353 shares at an exercise price of $1.40, of which (a) 70,000 shares vest on November 20, 2020 and the remainder vest ratably over a three-year period commencing November 20, 2019 and (b) 1,000 shares at an exercise price of $1.61 which vest ratably over a three-year period commencing on December 2, 2019. All such options granted expire ten years from the date of grant. There were no options granted during the three months ended December 31, 2020.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the three months ended December 31, 2020, are as follows:

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

A summary of combined stock option and warrant activity for the three months ended December 31, 2020, is as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2020	613,201	$4.76	5,492,890	$4.37
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Exchanged	(26,666)	1.40	-	-
Expired	-	-	(120)	1,000
Outstanding, December 31, 2020	586,535	$4.92	5,492,770	$4.35
Options vested and exercisable, December 31, 2020	233,699	$10.11

As of December 31, 2020, the aggregate intrinsic value of options outstanding and exercisable was $674 and $268, respectively, and the weighted average remaining contractual term was 8.8 and 8.7 years, respectively.

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

For the three months ended December 31, 2020 and 2019, diluted net loss per share was the same as basic net loss per share, as the effects of all the Company’s potential common stock equivalents are anti-dilutive as the Company reported a net loss applicable to common shareholders for the periods and the impact of in-the-money warrants was also anti-dilutive. Potential common stock equivalents excluded include the Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, stock options and warrants (see Note 8).

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended December 31,
Revenues:	2020	2019
United States	$2,286	$2,405
International	550	427
	$2,836	$2,832

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Three Months Ended December 31,
Revenues:	2020	2019
Digital Engagement Services	$837	$1,096
Subscription	331	350
Perpetual Licenses	1,359	1,044
Maintenance	92	85
Hosting	217	257
	$2,836	$2,832

Deferred Revenue

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent deferred revenue included in Other long-term liabilities.   As of December 31, 2020, approximately $25 of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 99% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

The following table summarizes the classification and net change in deferred revenue as of and for the three months ended December 31, 2020:

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2020	$1,511	$15
Increase (decrease)	228	10
Balance as of December 31, 2020	$1,739	$25

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

11.  Income Taxes

Income tax benefit/expense was ($6) and $3 for the three months ended December 31, 2020 and 2019, respectively. Income tax expense consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented.

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three months ended December 31, 2020, the Company is also a lessee/sublessor for certain office locations.

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

ROU Model and Determination of Lease Term

The Company uses the right-of-use (“ROU”) model to account for leases, which requires an entity to recognize a lease liability and ROU asset on the lease commencement date.  A lease liability is measured equal to the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rates implicit in the Company’s leases are not readily determinable.  The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  Lease payments include payments made before the commencement date and any residual value guarantees, if applicable.  The initial ROU asset consists of the initial measurement of the lease liability, adjusted for any payments made before the commencement date, initial direct costs and lease incentives earned.  When determining the lease term, the Company includes option periods when it is reasonably certain that those options will be exercised.

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

Significant Assumptions and Judgements

Management makes certain estimates and assumptions regarding each new lease and sublease agreement, renewal and amendment, including, but not limited to, property values, market rents, useful life of the underlying property, discount rate and probable term, all of which can impact (a) the classification as either an operating or finance lease, (2) measurement of lease liabilities and ROU assets and (3) the term over which the ROU asset and leasehold improvements are amortized. The amount of depreciation and amortization, interest and rent expense would vary if different estimates and assumptions were used.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The components of net lease costs were as follows:

Three Months Ended December 31, 2020
Condensed Consolidated Statement of Operations:
Operating lease cost	$18
Variable lease cost	14
Less: Sublease income, net	(25)
Total	$7

Cash paid for amounts included in the measurement of lease liabilities was $58 for the three months ended December 31, 2020, all of which represents operating cash flows from operating leases. As of December 31, 2020, the weighted average remaining lease term was 3.9 years and the weighted average discount rate was 7.0%.

At December 31, 2020, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2020 (remaining)	$142	$76	$66
2021	169	101	68
2022	173	101	72
2023	115	34	81
2024	84	-	84
Total lease commitments	$683	$312	$371
Less: Amount representing interest	(90)
Present value of lease liabilities	$593
Less: current portion	(163)
Operating lease liabilities, net of current portion	$430

At September 30, 2020, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2021	$96	$101	$(5)
2022	82	101	(19)
2023	85	101	(16)
2025	87	36	51
2025	88	-	88
Total lease commitments	$438	$339	$99

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

13.  Related Party Transactions

In November 2018, the Company engaged Taglich Brothers Inc., on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities. Michael Taglich, a director and shareholder of the Company, is the President and Chairman of Taglich Brothers Inc. Fees for the services were $8 per month for three months and $5 thereafter, cancellable at any time. Taglich Brothers Inc. could also earn a success fee ranging from $200 for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million.

14.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of December 31, 2020, the Company was not engaged with any material legal proceedings.

15.  Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements, other than as disclosed below.

Woorank Acquisition

On February 3, 2021,  the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Woorank SRL (“Woorank”), an entity located in Belgium, to acquire all of the issued and outstanding shares of Woorank for an unconditional purchase price of approximately €3.3 million (the “Purchase Price”), which consists of (1) approximately €1.4 million paid to the sellers at closing, (2) approximately €1.9 million in assumed debt obligations, and (3) $80,000 payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one-year from the closing date of the acquisition. Approximately €1.2 million of the debt to be assumed by the Company will be current debt with payment due within one year and has a weighted average interest rate of approximately 2.25%. The Purchase Agreement also provides for adjustments to the Purchase Price in the event of the achievement of certain revenue targets, as well as an additional earn-out provision for the achievement of certain operational goals. The consummation of the acquisition is conditioned upon certain customary closing conditions, as well as certain lenders of Woorank consenting to the acquisition.

Under certain conditions, up to approximately €0.6 million of the Purchase Price is payable, at the Company’s discretion, in shares of the Company’s common stock, par value $0.001 per share, at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the date of issuance or (ii) $3.38, the Minimum Price (as defined in the Nasdaq Listing Rule 5635(d)) of the Company’s common stock on February 1, 2021.

The initial accounting for the transaction is incomplete at the date these financial statements are available to be issued, as the information necessary to complete such evaluation is in the process of being obtained and more thoroughly evaluated.  The Company has not yet determined fair value of the acquired assets and liabilities to be acquired nor the present value or probabilities of contingent consideration to be transferred.  Accordingly, such disclosures cannot be made.

During the three months ended December 31, 2020, the Company incurred $210 of acquisition-related costs.

Registered Offering and Sale of Common Stock

On February 4, 2021, the Company offered and sold a total of 880,000 shares of its common stock, par value $0.001 per share, to certain institutional and accredited investors at a public offering price of $3.10 per share in a registered direct offering (the “Offering”). The Offering was registered under the Securities Act of 1933, as amended, pursuant to a prospectus supplement to the Company's currently effective registration statement on Form S-3 (File No. 333-239104), which was initially filed with the U.S. Securities and Exchange Commission on June 12, 2020, and was declared effective on June 25, 2020. The Company filed the final prospectus supplement for the Offering on or about February 5, 2021. The Offering closed on February 8, 2021, and resulted in proceeds, net of certain fees due to placement agents and transaction expenses, to the Company of approximately $2.4 million.  The net proceeds received by the Company will be used for general corporate purposes, including general working capital.

Joseph Gunnar & Company, LLC acted as lead placement agent for the Offering and Taglich Brothers, Inc. acted as co-placement agent for the Offering (the "Placement Agents"). As compensation for their services, the Company paid to the Placement Agents a fee equal to 8% of the aggregate purchase price paid for shares placed by the Placement Agents at closing, and reimbursed the Placement Agents for certain expenses incurred in connection with the Offering. In addition, the Company issued to the Placement Agents Common Stock purchase warrants to purchase an aggregate of 8% of the Shares sold placed by the Placement Agents (the “Placement Agent Warrants”). The Placement Agent Warrants have a term of five years from the date of issuance and an exercise price of $3.875 per share.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements included in this section, other than statements or characterizations of historical fact, are forward-looking statements. These “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may" "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of the COVID – 19 pandemic and related public health measures on our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission. Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 as well as in the other documents that we file with the Securities and Exchange Commission.

This section should be read in combination with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles

Overview

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

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, MA; New York, NY; and Ontario, Canada.  The Company has two wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India, and Bridgeline Digital Canada Inc. located in Ontario, Canada.

Customer Information

For the three months ended December 31, 2020, and 2019, one customer represented approximately 12% of the Company’s total revenue.

Results of Operations for the Three Months Ended December 31, 2020 compared to the Three Months Ended December 31, 2019

Total revenue for each of the three months ended December 31, 2020 and 2019, was $2.8 million. We had a net loss of $1.2 million for the three months ended December 31, 2020 and net income of $136 thousand for the three months ended December 31, 2019. Included in the net loss for the three months ended December 31, 2020, was a loss of $1.4 million as a result of the change in fair value of certain warrant liabilities and income of $88 thousand related to government grant income related to the Paycheck Protection Program (“PPP”) loan.  Included in the net loss for the three months ended December 31, 2019, was a gain of $1.1 million as a result of the change in fair value of certain warrant liabilities. On December 31, 2019, the Company amended its Series A Convertible Preferred Stock resulting in a deemed dividend of $2.3 million charged against net income to arrive at net loss applicable to common shareholders for purposes of calculating earnings per share. Basic and diluted net loss per share attributable to common shareholders was ($0.26) for the three months ended December 31, 2020 and ($0.81) for the three months ended December 31, 2019.

(in thousands)	Three Months Ended December 31,
			$	%
	2020	2019	Change	Change
Revenue
Digital engagement services	$837	$1,096	$(259)	(24%)
% of total net revenue	30%	39%
Subscription and perpetual licenses	1,999	1,736	263	15%
% of total net revenue	70%	61%
Total net revenue	2,836	2,832	4	0%

Cost of revenue
Digital engagement services	374	568	(194)	(34%)
% of digital engagement services revenue	45%	52%
Subscription and perpetual licenses	583	790	(207)	(26%)
% of subscription and perpetual revenue	29%	46%
Total cost of revenue	957	1,358	(401)	(30%)
Gross profit	1,879	1,474	405	27%
Gross profit margin	66%	52%

Operating expenses
Sales and marketing	444	1,032	(588)	(57%)
% of total revenue	16%	36%
General and administrative	465	751	(286)	(38%)
% of total revenue	16%	27%
Research and development	349	390	(41)	(11%)
% of total revenue	12%	14%
Depreciation and amortization	232	258	(26)	(10%)
% of total revenue	8%	9%
Restructuring and acquisition-related expenses	210	5	205	4,100%
% of total revenue	7%	0%
Total operating expenses	1,700	2,436	(736)	(30%)

Income (Loss) from operations	179	(962)	1,141	(119%)
Interest expense, net	6	-	6	100%
Government grant income	88	-	88	100%
Change in fair value of warrant liabilities	(1,441)	1,101	(2,542)	(231%)
Income (loss) before income taxes	(1,168)	139	(1,307)	(940%)
Provision for (benefit from) income taxes	(6)	3	(9)	(300%)

Net income/(loss)	$(1,162)	$136	$(1,298)	(954%)

Non-GAAP Measure:
Adjusted EBITDA	$672	$(669)	$1,341	(200%)

Revenue

Our revenue is derived from two sources: (i) digital engagement services and (ii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of implementation and retainer related services. In total, revenue from digital engagement services decreased $259 thousand, or 24%, to $837 thousand for the three months ended December 31, 2020 compared to $1.1 million for the three months ended December 31, 2019. The decrease compared to the prior period is primarily due to a decrease in new service engagements. Digital engagement services revenue as a percentage of total revenue decreased to 30% from 39% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The decrease as a percentage of total revenue is attributable to increases in revenues generated from subscription and perpetual licenses during the three months ended December 31, 2020.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $263 thousand, or 15%, to $2.0 million for the three months ended December 31, 2020 compared to $1.7 million for the three months ended December 31, 2019.  The increase compared to the prior period is primarily due to license revenues realized from our two acquisitions completed in the fiscal 2019 second quarter, partially offset by cancelled SaaS subscriptions for legacy customers. Subscription and perpetual license revenue as a percentage of total revenue increased to 70% from 61% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase as a percentage of total revenue is attributable to the overall decreases in digital engagement services revenue.

Cost of Revenue

Total cost of revenue decreased $401 thousand, or 30%, to $957 thousand for the three months ended December 31, 2020 compared to $1.4 million for the three months ended December 31, 2019. The gross profit margin increased to 66% for the three months ended December 31, 2020 compared to 52% for the three months ended December 31, 2019. The increase in the gross profit margin for the three months ended December 31, 2020 compared to the prior period is primarily attributable to decreases in the use of third-party consultants and increases in the proportion of license revenue, which are generally associated with higher margins, to digital engagement service revenue.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $194 thousand, or 34%, to $374 thousand for the three months ended December 31, 2020 compared to $568 thousand for the three months ended December 31, 2019. The decrease is primarily due to a decrease in headcount. The cost of digital engagement services as a percentage of digital engagement services revenue decreased to 45% for the three months ended December 31, 2020 compared to 52% for the three months ended December 31, 2019.   The decrease as a percentage of revenues compared to the prior period is primarily due to the decline in digital engagement services revenue, as more fully described above.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $207 thousand, or 26%, to $583 thousand for the three months ended December 31, 2020 compared to $790 thousand for the three months ended December 31, 2019. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 29% for the three months ended December 31, 2020 compared to 46% for the three months ended December 31, 2019. These decreases are attributable to a reduction within our fixed costs to operate our cloud-based hosting model with Amazon Web Services and variable internal support costs.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $588 thousand, or 57%, to $444 thousand for the three months ended December 31, 2020 compared to $1.0 million for the three months ended December 31, 2019.  Sales and marketing expenses represented 16% and 36% of total revenue for the three months ended December 31, 2020 and 2019, respectively. The decrease in expense was due to decrease in headcount and travel related expenses.

General and Administrative Expenses

General and administrative expenses decreased $286 thousand, or 38%, to $465 thousand for the three months ended December 31, 2020 compared to $751 thousand for the three months ended December 31, 2019.  General and administrative expenses represented 16% and 27% of total revenue for the three months ended December 31, 2020 and 2019, respectively. The decrease in expense was due to decrease in headcount and personnel expenses.

Research and Development

Research and development expense decreased $41 thousand, or 11%, to $349 thousand for the three months ended December 31, 2020 compared to $390 thousand for the three months ended December 31, 2019.  Research and development expenses represented 12% and 14% of total revenue for the three months ended December 31, 2020 and 2019, respectively. The decrease as a percentage of revenues compared to the prior period is primarily due to the decline in digital engagement services revenue, as more fully described above.

Depreciation and Amortization

Depreciation and amortization expense decreased $26 thousand, or 10%, to $232 thousand for the three months ended December 31, 2020 compared to $258 thousand for the three months ended December 31, 2019.  The decrease is primarily due to amortization of intangible assets resulting from acquisitions. Amortization expense was $220 thousand and $237 thousand for the three months ended December 31, 2020 and 2019, respectively. Depreciation and amortization represented 8% and 9% of total revenue for the three months ended December 31, 2020 and 2019, respectively.

Restructuring and Acquisition-Related Expenses

During the three months ended December 31, 2020, the Company incurred acquisition-related expenses related to the acquisition of Woorank, which occurred in February 2021 of $210 thousand and represented 7% of total revenue for the three months ended December 31, 2020. No acquisition-related expenses were incurred during the three months ended December 31, 2019.

Net Income/(Loss)

Income/(Loss) from Operations

The income from operations was $179 thousand for the three months ended December 31, 2020 compared to a loss of ($1.0) million for the three months ended December 31, 2019. Operating expenses decreased $783 thousand, or 32%, to $1.7 million for the three months ended December 31, 2020 compared to $2.5 million for the three months ended December 31, 2019. The decreases for the three months ended December 31, 2020 are primarily due to a decrease in headcount and a reduction within our fixed costs to operate our cloud-based hosting model with Amazon Web Services and variable internal support costs.

Other Income (Expense), net

In the three months ended December 31, 2020, we recorded a loss related to the change in fair value of certain warrant liabilities of $1.4 million compared to a gain of $1.1 million thousand for the three months ended December 31, 2019.

During the three months ended December 31, 2020, the Company recognized government grant income of $88 thousand associated with proceeds received under the Paycheck Protection Program deemed probable to be forgiven based on the actual expenditures for qualified expenses during the period. As of December 31, 2020, the Company expended all loan proceeds on qualified expense incurred during the period. The Company plans to submit the PPP loan forgiveness application in the near term. Although the Company believes it is probable that the PPP loan will be forgiven, the Company cannot provide any objective assurance that it will obtain forgiveness in whole or in part.

Income Taxes

The provision for (benefit from) income tax expense was ($6) thousand and $3 thousand for the three months ended December 31, 2020 and 2019, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset any potential taxable income.

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

Adjusted EBITDA, however, is not a measure of operating performance under U.S. GAAP and should not be considered as an alternative or substitute for U.S. GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with U.S. GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, goodwill impairment, restructuring charges, acquisition related expenses, loss on disposal of assets, other amortization, changes in fair value of warrant liabilities and stock-based compensation, and therefore does not represent an accurate measure of profitability.  As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for a complete analysis of our profitability, as net loss includes the financial statement impact of these items and is the most directly comparable U.S. GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under U.S. GAAP.

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended December 31,
	2020	2019
Net income (loss)	$(1,162)	$136
Provision for (benefit from) income tax	(6)	3
Interest expense and other, net	(6)	-
Government grant income	(88)
Change in fair value of warrants	1,441	(1,101)
Amortization of intangible assets	218	237
Depreciation	12	16
Restructuring and acquisition related charges	210	5
Other amortization	2	5
Stock-based compensation	51	30
Adjusted EBITDA	$672	$(669)

Adjusted EBITDA increased year over year, which is primarily attributable to increases in revenues and cost control measures.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $451 thousand for the three months ended December 31, 2020 compared to cash provided by operating activities of $110 thousand for the three months ended December 31, 2019. The change in cash provided by operating activities compared to the prior period was primarily due to a decrease in loss from operations and increases in deferred revenue and accounts payable.

Investing Activities

Cash used in investing activities was $41 thousand for the three months ended December 31, 2020 and we did not have any cash flows from investing activities during the three months ended December 31, 2019.

Financing Activities

We did not have any cash flows from financing activities for the three months ended December 31, 2020 and 2019.

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

On April 17, 2020, the Company entered into a loan with an aggregate principal amount of $1,047,500, pursuant to the PPP. The Company has performed initial calculations for PPP loan forgiveness according to the terms and conditions of the U.S. Small Business Administration’s (the “SBA”) Loan Forgiveness Application (Revised January 8, 2021) and, based on such calculations, expects that the PPP loan will be forgiven in full based on usage of related proceeds over a period less than 24 weeks. In addition, the Company determined it is probable the Company will meet all the conditions of the PPP loan forgiveness. However, there can be no assurances that the Company will ultimately meet the conditions for forgiveness of the loan or that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. As of December 31, 2020, the Company expended all loan proceeds on qualified expenses incurred during the period. The Company plans to submit the PPP loan forgiveness application in the near term.

On February 3, 2021,  the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Woorank SRL (“Woorank”), an entity located in Belgium, to acquire all of the issued and outstanding shares of Woorank for an unconditional purchase price of approximately €3.3 million (the “Purchase Price”), which consists of (1) approximately €1.4 million paid to the sellers at closing, (2) approximately €1.9 million in assumed debt obligations, and (3) $80,000 payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one-year from the closing date of the acquisition. Approximately €1.2 million of the debt to be assumed by the Company will be current debt with payment due within one year and has a weighted average interest rate of approximately 2.25%. The Purchase Agreement also provides for adjustments to the Purchase Price in the event of the achievement of certain revenue targets, as well as an additional earn-out provision for the achievement of certain operational goals. The consummation of the acquisition is conditioned upon certain customary closing conditions, as well as certain lenders of Woorank consenting to the acquisition.

Under certain conditions, up to approximately €0.6 million of the Purchase Price is payable, at the Company’s discretion, in shares of the Company’s common stock, par value $0.001 per share, at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the date of issuance or (ii) $3.38, the Minimum Price (as defined in the Nasdaq Listing Rule 5635(d)) of the Company’s common stock on February 1, 2021.

On August 17, 2020, the Company entered into an arrangement with an investment banking firm to sell up to $4,796,090 of shares of the Company’s common stock, $0.001 par value. Refer to Note 8 under the caption, At the Market Offering, for a detailed description of this capital raising activity. There are no obligations for the sale or purchase of the Company’s common stock pursuant to this offering. Accordingly, there can be no assurances that the Company or investment banking firm will be successful in selling any portion of the shares available for sale pursuant to this offering. On December 18, 2020, the Company delivered written notice to Roth Capital Partners that it was suspending all offers and sales under the At the Market Offering Agreement (the “Suspension Period”), during which time the Company will not make any sales of Placement Shares. No other definitive agreements for additional financing are in place as of the issuance date of this Form 10-Q and there can be no assurances that additional sources of financing could be obtained on terms that are favorable or acceptable to the Company and that revenue growth and improvement in cash flows can be achieved. No adjustments have been made to the accompanying consolidated financial statements as a result of this uncertainty.

On February 4, 2021, the Company offered and sold a total of 880,000 shares of its common stock, par value $0.001 per share, to certain institutional and accredited investors at a public offering price of $3.10 per share in a registered direct offering. The aggregate proceeds from this transactions, net of certain fees due to placement agents and transaction expenses, was approximately $2.4 million. The Company currently intends to use the net proceeds from the sale of shares pursuant to the Offering for general corporate purposes, including general working capital.

In prior years, the Company incurred operating losses and used cash to fund operations, develop new products, and build infrastructure. During its 2020 fiscal year, the Company executed an operating plan that reduced operating expenses and has resulted in three consecutive quarters of operating income. The Company is continuing to maintain tight control over discretionary spending for the 2021 fiscal year. While the Company believes that it has sufficient revenue and working capital to support future growth no assurances can be made that the Company will not need additional financing to ensure its operations are adequately funded.

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

Commitments and Contingencies

The Company leases its facilities in the United States and Canada. We currently have no future commitments that extend past fiscal 2025. The following summarizes our cash contractual obligations and commitments by maturity as of December 31, 2020:

(in thousands)

Payment obligations by year	FY21	FY22	FY23	FY24	FY25	Total
Operating leases	$142	$169	$173	$115	$84	$683

Critical Accounting Policies

These critical accounting policies and estimates by our management were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2020.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Revenue recognition;

●	Allowance for doubtful accounts;

●	Accounting for implementation costs incurred in a cloud computing arrangement;

●	Accounting for goodwill and other intangible assets;
●	Accounting for Paycheck Protection Program; and

●	Accounting for stock-based compensation.

Revenue Recognition

The Company derives its revenue from two sources: (i) Software Licenses, which are comprised of subscription fees ("SaaS"), perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses, and (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering, search. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”, do not take possession of the software.

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

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

In accordance with Accounting Standards Codification (“ASC”) 350-40, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, we capitalize implementation costs incurred in a cloud computing arrangement that is a service contract and amortize those costs over the term of the arrangement.

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

Accounting for Stock-Based Compensation

At December 31, 2020, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options. The two plans are more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2020.

The Company accounts for stock-based compensation awards in accordance with ASC 718 Compensation - Stock Topic of the Codification.  Share-based payments (to the extent they are compensatory) are recognized in our Consolidated Statements of Operations based on their fair values.

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

Accounting for Paycheck Protection Program

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2020.

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

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2020.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities in the three months ended December 31, 2020.

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

Bridgeline Digital, Inc.
(Registrant)

February 11, 2021	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

February 11, 2021	/s/ Mark G. Downey
Date	Mark G. Downey Chief Financial Officer (Principal Financial and Accounting Officer)