Form 10-Q
period 2021-03-31
Bridgeline Digital, Inc.
filed 2021-05-17
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of May 14, 2021 was 6,451,548.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2021

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2021

Statements contained in this Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc.  These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of the coronavirus pandemic and related public health measures that may affect our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability, our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission.  Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Bridgeline Digital, Inc. assumes no obligation to, and does not currently intend to, update any such forward-looking statements, except as required by applicable law. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2021	September 30, 2020
ASSETS

Current assets:
Cash and cash equivalents	$3,497	$861
Accounts receivable, net	717	665
Prepaid expenses	394	268
Other current assets	537	111
Total current assets	5,145	1,905
Property and equipment, net	240	238
Operating lease assets	584	294
Intangible assets, net	3,856	2,617
Goodwill	8,018	5,557
Other assets	86	49
Total assets	$17,929	$10,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$659	$-
Current portion of operating lease liabilities	191	96
Accounts payable	1,236	1,311
Accrued liabilities	701	599
Purchase price and contingent consideration payable (Note 15)	2,006	-
Paycheck Protection Program liability (Note 8)	-	88
Deferred revenues	1,666	1,511
Total current liabilities	6,459	3,605
Long-term debt, net of current portion	1,461	-
Operating lease liabilities, net of current portion	393	198
Warrant liabilities	4,205	2,486
Other long-term liabilities	22	15
Total liabilities	12,540	6,304

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock:
11,000 shares authorized; 350 shares issued and outstanding at March 31, 2021 and September 30, 2020	-	-
Series A Convertible Preferred stock:
264,000 shares authorized; no shares outstanding at March 31, 2021 and September 30, 2020	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized;
5,391,548 shares at March 31, 2021 and 4,420,170 shares at September 30, 2020, issued and outstanding	5	4
Additional paid-in capital	81,125	78,316
Accumulated deficit	(75,301)	(73,583)
Accumulated other comprehensive loss	(440)	(381)
Total stockholders’ equity	5,389	4,356
Total liabilities and stockholders’ equity	$17,929	$10,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net revenue:
Digital engagement services	$885	$899	$1,722	$1,995
Subscription and perpetual licenses	1,989	1,839	3,988	3,575
Total net revenue	2,874	2,738	5,710	5,570
Cost of revenue:
Digital engagement services	474	457	848	1,026
Subscription and perpetual licenses	592	727	1,175	1,517
Total cost of revenue	1,066	1,184	2,023	2,543
Gross profit	1,808	1,554	3,687	3,027
Operating expenses:
Sales and marketing	524	786	969	1,818
General and administrative	608	723	1,073	1,472
Research and development	479	426	828	816
Depreciation and amortization	240	249	471	507
Restructuring and acquisition related expenses	84	367	294	372
Total operating expenses	1,935	2,551	3,635	4,985
Income (loss) from operations	(127)	(997)	52	(1,958)
Interest expense and other, net	(4)	(1)	2	(1)
Government grant income (Note 8)	-	-	88	-
Change in fair value of warrant liabilities	(418)	1,820	(1,859)	2,921
Income (loss) before income taxes	(549)	822	(1,717)	962
Provision for income taxes	7	-	1	3
Net income (loss)	(556)	822	(1,718)	959
Dividends on convertible preferred stock	-	(27)	-	(106)
Deemed dividend on amendment of Series A convertible preferred stock	-	-	-	(2,314)
Net income (loss) applicable to common shareholders	$(556)	$795	$(1,718)	$(1,461)
Net income (loss) per share attributable to common shareholders:
Basic	$(0.11)	$0.25	$(0.36)	$(0.49)
Diluted	$(0.11)	$0.17	$(0.36)	$(0.50)
Number of weighted average shares outstanding:
Basic	4,999,938	3,124,174	4,706,869	2,960,435
Diluted	4,999,938	4,412,935	4,706,869	3,027,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$(556)	$822	$(1,718)	$959
Other comprehensive loss:
Net change in foreign currency translation adjustment	(69)	(59)	(59)	(58)
Comprehensive income (loss)	$(625)	$763	$(1,777)	$901

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Three and Six Months Ended March 31, 2021
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2020	350	$-	4,420,170	$4	$78,316	$(73,583)	$(381)	$4,356
Stock-based compensation expense					51			51
Net loss						(1,162)		(1,162)
Foreign currency translation							10	10
Balance at December 31, 2020	350	$-	4,420,170	$4	$78,367	$(74,745)	$(371)	$3,255
Stock-based compensation expense					39			39
Issuance of common stock – stock options exercised			13,333		19			19
Issuance of common stock – warrants exercised			48,612		140			140
Issuance of common stock, net of offering costs			880,000	1	2,461			2,462
Issuance of stock in connection with acquisition of business			29,433		99			99
Net loss						(556)		(556)
Foreign currency translation							(69)	(69)
Balance at March 31, 2021	350	$-	5,391,548	$5	$81,125	$(75,301)	$(440)	$5,389

	For the Three and Six Months Ended March 31, 2020
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2019	262,751	$-	2,798,475	$3	$75,620	$(71,489)	$(338)	$3,796
Stock-based compensation expense					30			30
Dividends on Series A convertible preferred stock						(79)		(79)
Deemed dividend on amendment of Series A convertible preferred stock (Note 10)					2,314	(2,314)		-
Net income						136		136
Foreign currency translation							1	1
Balance at December 31, 2019	262,751	$-	2,798,475	$3	$77,964	$(73,746)	$(337)	$3,884
Series A convertible preferred stock conversion to common	(107,416)		613,806					-
Stock-based compensation expense					50			50
Dividends on Series A convertible preferred stock						(27)		(27)
Net income						822		822
Foreign currency translation							(59)	(59)
Balance at March 31, 2020	155,335	$-	3,412,281	$3	$78,014	$(72,951)	$(396)	$4,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(1,718)	$959
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	441	470
Depreciation	24	28
Other amortization	6	9
Change in fair value of warrant liabilities	1,859	(2,921)
Stock-based compensation	90	80
Government grant income (Note 8)	(88)	-
Changes in operating assets and liabilities, net of business acquired
Accounts receivable	(49)	386
Prepaid expenses	(112)	59
Other current assets and other assets	(129)	16
Accounts payable and accrued liabilities	(254)	733
Deferred revenue	126	109
Other liabilities	7	(18)
Total adjustments	1,921	(1,049)
Net cash provided by (used in) operating activities	203	(90)
Cash flows from investing activities:
Software development capitalization costs	(30)	-
Purchase of property and equipment	(27)	-
Cash acquired in business combination, net of cash payments of purchase price	404	-
Net cash provided by investing activities	347	-
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,462	-
Proceeds from stock option and warrant exercises	19	-
Payments of long-term debt	(377)	-
Net cash provided by financing activities	2,104	-
Effect of exchange rate changes on cash and cash equivalents	(18)	28
Net increase (decrease) in cash and cash equivalents	2,636	(62)
Cash and cash equivalents at beginning of period	861	296
Cash and cash equivalents at end of period	$3,497	$234
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$19	$-
Income taxes	$-	$3
Non cash investing and financing activities (see Note 15):
Consideration paid in common stock in connection with acquisition of business	$99	$-
Dividends accrued on convertible preferred stock	$-	$106
Deemed dividend on amendment of Series A convertible preferred stock	$-	$2,314

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

Woorank SRL (“Woorank”) is a leading SEO (“Search Engine Optimization”) audit and digital marketing tool that can look at a customer’s site through Google’s eyes and generate an instant audit of the site’s technical, on-page and off-page SEO. Woorank’s clear, actionable insights not only help companies increase their search ranking and website traffic, but also improve audience engagement, conversion, and customer retention rates.

The Company was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, Massachusetts; New York, New York; Ontario, Canada; and Brussels, Belgium. The Company has three wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India, Bridgeline Digital Canada, Inc. located in Ontario, Canada, and Bridgeline Digital Belgium BV located in Brussels, Belgium.

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

On May 11, 2021 the Company entered into a Definitive Purchase Agreement (the “Hawk Purchase Agreement”) with Svanaco, Inc., an Illinois corporation, and Svanawar, Inc., an Illinois corporation (collectively, the “Sellers”) to purchase all of the issued and outstanding shares of Hawk Search, Inc., an Illinois corporation (“Hawk Search”) (the “Acquisition”). The total consideration under the Purchase Agreement is approximately $9.25 million, subject to certain working capital adjustments (the “Purchase Price”).  The Purchase Price is payable as follows: (i) an initial cash payment of approximately $5.75 million, (ii) an issuance of approximately $1.50 million of newly designated shares of the Company’s preferred stock, par value $0.001 per share, and (3) approximately $2.0 million in cash, to be paid on or before December 31, 2021.  In addition, the Purchase Price may be increased to $11.83 million by an additional payment to Sellers of approximately $2.58 million, in cash, as an additional earn-out based upon Hawk Search’s revenue performance after the consummation of the Acquisition (the “Closing”), payable to Sellers no later than December 31, 2022.

The Closing of the Acquisition is conditioned upon, among other things, the Acquisition Closing on or before May 28, 2021, obtaining all necessary consents and approvals for to the Acquisition, and the Company securing financing to fund the Purchase Price in an amount and on the terms satisfactory to the Company in its sole and absolute discretion.  The Purchase Agreements contain customary representations, warranties, agreements and conditions to completing stock purchases, indemnification rights and obligations of the parties.

On May 14, 2021, the Company offered and sold, in a registered direct offering, a total 1,060,000 shares of its common stock at a price of $2.28 per share, for gross proceeds of approximately $2.4 million prior to deduction of commissions and offering expenses. Additionally, the Company entered into securities purchase agreements with certain institutional investors in connection with a private placement of 2,700 shares of newly designated Series D Convertible Preferred Stock (the “Series D Preferred Stock”) at a price of $1,000 per share and warrants to purchase up to an aggregate of 592,105 shares of common stock at an exercise price of $2.51 per share (the “Warrants”). The Company received gross proceeds from the private placement of approximately $2.7 million, prior to deduction of commissions and offering expenses. Beginning on the six month anniversary of the original issuance date, the Series D Preferred Stock holders are entitled to receive cumulative dividends at the annual rate per share of Preferred Stock as a percentage of the stated value per share of 9% on the last day of each calendar quarter.

On February 4, 2021, the Company offered and sold a total of 880,000 shares of its common stock, par value $0.001 per share, to certain institutional and accredited investors at a public offering price of $3.10 per share in a registered direct offering. The aggregate proceeds from this transaction, net of certain fees due to placement agents and transaction expenses, was approximately $2.5 million (See Note 10).

In connection with an acquisition of a business completed during the 2021 fiscal year second quarter, the Company (1) assumed the outstanding long-term debt obligations of $2.1 million of the acquiree of which $659 thousand is payable over the next twelve months, (2) issued a seller note of $352 thousand to one of the selling shareholders payable over a five-year period, (3) deferred a portion of the purchase price of $487 thousand which is expected to be paid within the next twelve months and (4) recognized contingent earn-out payments of $1.6 million which are payable in the event of achievement of certain revenue targets and operational goals.

In prior years, the Company incurred operating losses and used cash to fund operations, develop new products, and build infrastructure. During its 2020 fiscal year, the Company executed an operating plan that reduced operating expenses that have not yet been realized for a full twelve month period. The Company is continuing to maintain tight control over discretionary spending for the 2021 fiscal year. The Company believes it has sufficient revenue and working capital to support future growth.

On August 17, 2020, the Company entered into an arrangement with an investment banking firm to sell up to $4,796,090 of shares of the Company’s common stock, $0.001 par value. Refer to Note 10 under the caption, At the Market Offering, for a detailed description of this capital raising activity. There are no obligations for the sale or purchase of the Company’s common stock pursuant to this offering. Accordingly, there can be no assurances that the Company or investment banking firm will be successful in selling any portion of the shares available for sale pursuant to this offering. On December 18, 2020, the Company delivered written notice to Roth Capital Partners that it was suspending all offers and sales under the At the Market Offering Agreement (the “Suspension Period”), during which time the Company will not make any sales of Placement Shares. No other definitive agreements for additional financing are in place as of the issuance date of this Form 10-Q, and there can be no assurances that additional sources of financing could be obtained on terms that are favorable or acceptable to the Company and that revenue growth and improvement in cash flows can be achieved. No adjustments have been made to the accompanying consolidated financial statements as a result of this uncertainty.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and six months ended March 31, 2021, are not necessarily indicative of the results to be expected for the year ending September 30, 2021. The accompanying September 30, 2020 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2020, as filed with the Securities and Exchange Commission on December 23, 2020.

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

3. Accounts Receivable

Accounts receivable consist of the following:

	As of March 31, 2021	As of September 30, 2020
Accounts receivable	$748	$698
Allowance for doubtful accounts	(31)	(33)
Accounts receivable, net	$717	$665

As of March 31, 2021, two customers represented approximately 28% and 18% of accounts receivable. As of September 30, 2020, three customers represented approximately 15%, 14% and 10% of accounts receivable. For the three months ended March 31, 2021 and 2020, one customer represented approximately 10% and 13% of the Company’s total revenue, respectively. For the six months ended March 31, 2021 and 2020, one customer represented approximately 10% and 12% of the Company’s total revenue, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s financial instruments consist principally of accounts receivable, accounts payable, warrant liabilities and long-term debt arrangements. The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, companies are required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

The Company believes the carrying value of its accounts receivable and accounts payable approximate fair value as of March 31, 2021 and September 30, 2020, due to their short-term nature.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 27.8% - 72.2% and 45.3%, respectively, as of March 31, 2021, and 26.2% - 70.7% and 43.5%, respectively, as of September 30, 2020. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of March 31, 2021		As of September 30, 2020
	Montage Capital	Series C Preferred	Montage Capital	Series C Preferred
Volatility	86.3%	89.3%	84%	84.1%
Risk-free rate	0.78%	0.50%	0.28%	0.20%
Stock price	$2.89	$2.89	$1.86	$1.86

The Company recognized gains/(losses) of ($418) and $1,820 for the three months ended March 31, 2021 and 2020, respectively, and ($1,859) and $2,921 for the six months ended March 31, 2021 and 2020, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities for the three and six months ended March 31, 2021, were due to changes in inputs, primarily an increase in stock price and the risk-free rate, to the Monte Carlo option-pricing model. The changes in fair value of warrant liabilities for the three and six months ended March 31, 2020, were due to changes in inputs, primarily a decline in stock price and the risk-free rate, to the Monte Carlo option-pricing model.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2021 and September 30, 2020, are as follows:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$15	$15
Warrant liability - Series A and C	-	-	4,190	4,190
Total Liabilities	$-	$-	$4,205	$4,205

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$26	$26
Warrant liability - Series A, B and C	-	-	2,460	2,460
Total Liabilities	$-	$-	$2,486	$2,486

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liabilities:

Six Months Ended March 31, 2021
Balance at beginning of period, October 1, 2020	$2,486
Additions	-
Exercises	-
Adjustment to fair value	1,441
Balance at end of period, December 31, 2020	$3,927
Additions	-
Exercises	(140)
Adjustment to fair value	418
Balance at end of period, March 31, 2021	$4,205

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of March 31, 2021	As of September 30, 2020
Domain and trade names	$127	$10
Customer related	2,505	1,500
Technology	1,224	1,107
Balance at end of period	$3,856	$2,617

Total amortization expense related to intangible assets was $223 and $230 related to intangible assets for the three months ended March 31, 2021 and 2020, respectively, and $441 and $470 for the six months ended March 31, 2021 and 2020, respectively, and is reflected in Operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2021 (remaining), 2022, 2023, 2024, 2025 and thereafter is $579, $1,063, $982, $596, and $311, and $325 respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2021	As of September 30, 2020
Compensation and benefits	$324	$368
Professional fees	32	29
Taxes	132	46
Insurance	65	-
Other	148	156
Balance at end of period	$701	$599

7.   Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders (See Note 15). The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consisted of the following:

As of March 31, 2021
Vendor loan payable (“Vendor loan”), accruing interest at 4.0% per annum. Principal and interest are payable in two lump-sum installments and the loan matures on February 1, 2023	$724
Term loan payable, accruing interest at fixed rates ranging between .99% to 1.5% per annum, payable in monthly or quarterly payments of interest and principal and matures on October 10, 2022	574
Term loan payable, accruing interest at 1.3% per annum, payable in quarterly installments and matures on April 30, 2027	470
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures on January 1, 2026.	352
Total debt	2,120
Less current portion:	(659)
Long-term debt, net of current portion	$1,461

At March 31, 2021, future maturities of long-term debt are as follows:

Fiscal year:
2021 (remaining)	$196
2022	625
2023	461
2024	166
2025	166
Thereafter	506
Total commitments	$2,120

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

U.S. GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on facts and circumstances outlined below, the Company determined it most appropriate to account for the PPP Loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its expectations of PPP Loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e., qualified expenses). Further, IAS 20 permits for the recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a clearer distinction in its consolidated financial statements between its operating income and the amount of net income resulting from the PPP Loan and subsequent expected forgiveness. The Company believes this presentation method promotes greater comparability amongst all periods presented.

The Company has performed initial calculations for the PPP Loan forgiveness according to the terms and conditions of the SBA’s Loan Forgiveness Application (Revised January 19, 2021) and, based on such calculations, expects that the PPP Loan will be forgiven in full, based on usage of related proceeds. In addition, the Company has determined it is probable the Company will meet all the conditions of the PPP Loan forgiveness. However, there can be no assurances that the Company will ultimately meet the conditions for forgiveness of the loan or that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

The Company applied for full PPP Loan forgiveness on March 29, 2021. In accordance with the terms and conditions under the Payroll Protection Program Flexibility Act of 2020 (the “Flexibility Act”), the lender has 60 days from receipt of the completed application to issue a decision to the SBA. If the lender determines that the borrower is entitled to forgiveness, in whole or in part, of the amount applied for under the statute and applicable regulations, the lender must request payment from the SBA at the time the lender issues its decision to the SBA. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the lender, plus any interest accrued through the date of payment, not later than 90 days after the lender issues its decision to the SBA. The amount the Company borrowed is within the “safe-harbor” limitations of the SBA. Although the Company believes it is probable that the PPP Loan will be forgiven, the Company cannot provide any objective assurance that it will obtain forgiveness in whole or in part.

Pursuant to the Flexibility Act, the Company’s PPP Loan agreement will be amended in the event that no amount or less than all of the PPP Loan is forgiven. In addition, starting in August 2021, the Company will be required to make principal and interest payments, or an adjustment amount based on the loan amendment over the remaining term of the PPP Loan until such time as the loan is fully settled. The Company classifies unexpended loan proceeds on the accompanying consolidated balance sheets as a current or noncurrent liability based on the contractual maturities of the underlying loan agreement. During the first quarter of fiscal 2021, the remaining loan proceeds were expended on qualified expenses and as a result, the Company recognized $88 as government grant income. As of September 30, 2020, unexpended loan proceeds of $88 were classified as a current liability.

9.   Restructuring and Acquisition Related Expenses

Acquisition Related Expenses

In connection with the acquisition of a business completed during the fiscal 2021 second quarter (See Note 15), the Company incurred acquisition expenses of $84 during the three months ended March 31, 2021 and $294 during the six months ended March 31, 2021, which are included in Restructuring and acquisition related expenses in the Condensed Consolidated Statements of Operations. There were no acquisition related expenses incurred during the three and six months ended March 31, 2020.

Restructuring Activities

In March 2020, the Company recognized $365 related to a reduction in force in its U.S. and Canada operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies, which resulted in a reduction of 15 positions. During the three and six months ended March 31, 2020, the Company paid $155 related to this reduction in force. There were no restructuring related expenses incurred during the three and six months ended March 31, 2021.

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

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Company may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of March 31, 2021, the Company had 350 shares of Series C Preferred Stock outstanding.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Common Stock

Registered Offering and Sale of Common Stock

On February 4, 2021, the Company offered and sold a total of 880,000 shares of its common stock, par value $0.001 per share, to certain institutional and accredited investors at a public offering price of $3.10 per share in a registered direct offering (the “Offering”). The Offering was registered under the Securities Act of 1933, as amended, pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3 (File No. 333-239104), which was initially filed with the U.S. Securities and Exchange Commission (“SEC”) on June 12, 2020, and was declared effective on June 25, 2020. The Company filed the final prospectus supplement for the Offering on or about February 5, 2021. The Offering closed on February 8, 2021, and resulted in proceeds, net of certain fees due to placement agents and transaction expenses, to the Company of approximately $2.5 million. The net proceeds received by the Company will be used for general corporate purposes, including general working capital.

Joseph Gunnar & Company, LLC acted as lead placement agent for the Offering, and Taglich Brothers, Inc. acted as co-placement agent for the Offering (the “Placement Agents”). As compensation for their services, the Company paid to the Placement Agents a fee equal to 8% of the aggregate purchase price paid for shares placed by the Placement Agents at closing, and reimbursed the Placement Agents for certain expenses incurred in connection with the Offering. In addition, the Company issued to the Placement Agents warrants to purchase an aggregate of 58,169 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have a term of five years from the date of issuance and an exercise price of $3.875 per share.

At the Market Offering

On August 17, 2020, the Company entered into an arrangement with an investment banking firm (the “Manager”) to sell up to $4,796,090 of shares of the Company’s common stock with a par value of $0.001 (the “ATM Offering”). Pursuant to the ATM Offering, shares may be sold on a daily basis, commencing no earlier than August 17, 2020, at a gross sales price equal to the market price for shares of the Company’s common stock on the NASDAQ Capital Market at the time of sale of such shares. The Manager has no obligation to purchase shares of the Company’s common stock and is only obligated to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of the Company’s common stock. Accordingly, there can be no assurances that the Manager will be successful in selling any portion of the shares available for sale under the ATM Offering. The Company shall pay to the Manager a placement fee of 2.5% of the gross sales price of shares sold. The ATM Offering shall remain in effect until the earlier of August 17, 2021, or upon written notice of termination by either the Company or the Manager. On December 18, 2020, the Company delivered written notice to Roth Capital Partners that it was suspending all offers and sales under the Suspension Period, during which time the Company will not make any sales of Placement Shares. Other than the suspension of the ATM Offering, the At the Market Offering Agreement remains in full force and effect during the Suspension Period.

The Company currently intends to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of March 31, 2021, there have been no shares of common stock sold under the ATM offering.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. As of March 31, 2021, there were 3,246 options outstanding under the Plan. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. In November 2019, the Company increased the number of common shares available for issuance under the 2016 Plan from 10,000 shares to 800,000 shares. There were no revisions to exercise prices, terms or any other underlying provisions of existing stock options outstanding. As of March 31, 2021, there were 569,955 options outstanding and 230,045 shares available for future issuance under the 2016 Plan.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the Condensed Consolidated Statements of Operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department. During the three and six months ended March 31, 2021 and 2020, compensation expense related to share-based payments was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Cost of revenue	$6	$5	$12	$7
Operating expenses	33	45	78	73
	$39	$50	$90	$80

As of March 31, 2021, the Company had approximately $235 of unrecognized compensation costs related to unvested options, which are expected to be recognized over a weighted-average period of 1.7 years.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Common Stock Warrants

The Company typically issues warrants to individual investors and placement agents to purchase shares of the Company’s common stock in connection with public and private placement fundraising activities. Warrants may also be issued to individuals or companies in exchange for services provided for the Company. The warrants are typically exercisable six months after the issue date, expire in five years, and contain a cashless exercise provision and piggyback registration rights.

Montage Warrant - As additional consideration for a prior loan arrangement which was paid in full in a prior period not presented, the Company issued to Montage Capital an eight-year warrant (the “Montage Warrant”) to purchase the Company’s common stock at a price equal to $132.50 per share. The Montage Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage Capital has the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Montage Warrant will be surrendered to the Company for cancellation. As of March 31, 2021, the number of shares issuable upon exercise of the Montage Warrants were 1,327 shares.

Series A, B and C Preferred Warrants - In March 2019, in connection with the issuance of the Company’s Series C Preferred Stock, the Company issued warrants to purchase the Company’s common stock. These warrants were designated as (i) Series A Warrants with an initial term of 5.5 years and an exercise price of $4; (ii) Series B Warrants with an initial term of 24 months and an exercise price of $4; and (iii) Series C Warrants with an initial term of 5.5 years and an exercise price of $0.05 (collectively, hereinafter referred to as the “Series C Preferred Warrants”). The Company also issued warrants with an exercise price of $4 to purchase shares of the Company’s common stock to the placement agents. The Company may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. During the three and six months ended March 31, 2021, 2,556,875 Series B Warrants expired unexercised and 48,612 Series C Warrants were exercised.

As of March 31, 2021, the number of shares issuable upon exercise of the (i) Series A Warrants were 2,556,875 shares; (ii) Series C Warrants were 20,683 shares; and (iii) the placement agent warrants issued in connection with the Series C Preferred Stock were 127,848 shares.

The Montage Warrants, Series C Preferred Warrants and the placement agent warrants issued in connection with the Series C Preferred Stock, were all determined to be derivative liabilities and are subject to remeasurement each reporting period (See Note 4).

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Total warrants outstanding as March 31, 2021 were as follows:

	Issue
Type	Date	Shares	Price	Expiration
Placement Agent	5/17/2016	1,736	$187.50	5/17/2021
Placement Agent	5/11/2016	1,067	$187.50	5/11/2021
Placement Agent	7/15/2016	880	$230.00	7/15/2021
Investors	11/9/2016	4,271	$175.00	5/9/2022
Director/Shareholder	12/31/2016	120	$1,000.00	12/31/2021
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Director/Shareholder	12/31/2017	120	$1,000.00	12/31/2021
Investors	10/19/2018	3,120	$25.00	10/19/2023
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	3/12/2019	159,236	$4.00	10/19/2023
Investors	3/12/2019	2,556,875	$4.00	9/12/2024
Investors	3/12/2019	20,683	$0.05	9/12/2024
Placement Agent	3/12/2019	127,848	$4.00	9/12/2024
Placement Agent	2/4/2021	58,169	$3.88	2/4/2026
Total		2,945,452

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended December 31, 2019, the Company granted options to purchase 681,353 shares at an exercise price of $1.40, of which (a) 70,000 shares vest on November 20, 2020 and the remainder vest ratably over a three-year period commencing November 20, 2019 and (b) 1,000 shares at an exercise price of $1.61 which vest ratably over a three-year period commencing on December 2, 2019. All such options granted expire ten years from the date of grant. There were no options granted during the three and six months ended March 31, 2021.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

A summary of combined stock option and warrant activity for the six months ended March 31, 2021 are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2020	613,201	$4.76	5,492,890	$4.37
Granted	-	-	58,169	3.88
Exercised	-	-	(48,612)	0.05
Forfeited/Exchanged	(39,840)	2.27	(120)	1,000
Expired	(160)	119.50	(2,556,875)	4.00
Outstanding, March 31, 2021	573,201	$4.90	2,945,452	$4.71
Options vested and exercisable, March 31, 2021	220,200	$10.42

As of March 31, 2021, the aggregate intrinsic value of options outstanding and exercisable was $832 and $318, respectively, and the weighted average remaining contractual term was 8.6 and 8.5 years, respectively.

11.   Net Income (Loss) Per Share Attributable to Common Shareholders

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

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(556)	$822	$(1,718)	$959
Accrued dividends on convertible preferred stock	-	(27)	-	(106)
Deemed dividend on amendment of Series A convertible preferred stock	-	-	-	(2,314)
Net income (loss) applicable to common shareholders - basic earnings per share	$(556)	$795	$(1,718)	$(1,461)
Effect of dilutive securities:
Change in warrant derivative liability	-	(60)	-	(60)
Accrued dividends on convertible preferred stock	-	27	-	-
Net income (loss) applicable to common shareholders - diluted earnings per share	$(556)	$762	$(1,718)	$(1,521)

Denominator:
Weighted-average shares outstanding for basic earnings per share	4,999,938	3,124,174	4,706,869	2,960,435
Effect of dilutive securities:
Warrants	-	66,546	-	66,713
Preferred stock	-	1,222,215	-	-
Weighted-average shares outstanding for diluted earnings per share	4,999,938	4,412,935	4,706,869	3,027,147

Basic net income/(loss) per share	$(0.11)	$0.25	$(0.36)	$(0.49)
Diluted net income/(loss) per share	$(0.11)	$0.17	$(0.36)	$(0.50)

For the three and six months ended March 31, 2021, diluted net loss per share was the same as basic net loss per share, as the effects of all the Company’s potential common stock equivalents were anti-dilutive as the Company reported a net loss applicable to common shareholders for the periods and the impact of in-the-money warrants was also anti-dilutive. Potential common stock equivalents excluded include the Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, stock options and warrants (see Note 10) and 216,590 contingently issuable shares associated with an acquired business (see Note 15).

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because inclusion would have been anti-dilutive included stock options and warrants to purchase common stock totaling 593,201 and 5,403,954, respectively, for the three months ended March 31, 2020, and for the six months ended March 31, 2020, included stock options and warrants to purchase common stock totaling 690,201 and 5,403,954, respectively, and preferred stock convertible into an aggregate of 934,109 common shares.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

12.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues:	2021	2020	2021	2020
United States	$2,231	$2,252	$4,517	$4,657
International	643	486	1,193	913
	$2,874	$2,738	$5,710	$5,570

The Company’s revenue by type is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues:	2021	2020	2021	2020
Digital engagement services	$885	$899	$1,722	$1,995
Subscription	1,693	1,514	3,383	2,908
Perpetual licenses	-	7	-	7
Maintenance	83	82	175	167
Hosting	213	236	430	493
	$2,874	$2,738	$5,710	$5,570

Deferred Revenue

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent deferred revenue included in Other long-term liabilities.   As of March 31, 2021, approximately $22 of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 99% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

The following table summarizes the classification and net change in deferred revenue as of and for the six months ended March 31, 2021:

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2020	$1,511	$15
Increase	228	10
Balance as of December 31, 2020	$1,739	$25
Decrease	(73)	(3)
Balance as of March 31, 2021	$1,666	$22

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

13.  Income Taxes

Income tax expense consists of the estimated liability for state income taxes owed by the Company. Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. As of March 31, 2021, and September 30, 2020, the Company had a full valuation allowance on its net deferred tax assets.

14.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the six months ended March 31, 2021, the Company is also a lessee/sublessor for certain office locations.

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

ROU Model and Determination of Lease Term

The Company uses the right of use (“ROU”) model to account for leases, which requires an entity to recognize a lease liability and ROU asset on the lease commencement date. A lease liability is measured equal to the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rates implicit in the Company’s leases are not readily determinable. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease payments include payments made before the commencement date and any residual value guarantees, if applicable. The initial ROU asset consists of the initial measurement of the lease liability, adjusted for any payments made before the commencement date, initial direct costs and lease incentives earned. When determining the lease term, the Company includes option periods when it is reasonably certain that those options will be exercised.

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

The components of net lease costs were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Condensed Consolidated Statement of Operations:
Operating lease cost	$29	$102	$47	$185
Variable lease cost	13	20	27	73
Less: Sublease income, net	(26)	(28)	(51)	(55)
Total	$16	$94	$23	$203

Cash paid for amounts included in the measurement of lease liabilities was $117 for the six months ended March 31, 2021, all of which represents operating cash flows from operating leases. As of March 31, 2021, the weighted average remaining lease term was 3.6 years and the weighted average discount rate was 7.0%.

At March 31, 2021, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2021 (remaining)	$115	$51	$64
2022	185	101	84
2023	173	101	72
2024	116	34	82
2025	76	-	76
Thereafter	7	-	7
Total lease commitments	$672	$287	$385
Less: Amount representing interest	(88)
Present value of lease liabilities	$584
Less: current portion	(191)
Operating lease liabilities, net of current portion	$393

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

15.  Acquisition

On March 1, 2021, the Company, pursuant to a Share Purchase Agreement (the “Purchase Agreement”), acquired all of the issued and outstanding shares of Woorank, an entity located in Belgium. The Company accounted for the Woorank, transaction as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price consisted of (1) cash paid at closing, (2) deferred cash payable in installments post-closing, (3) a seller note issued to one of the selling shareholders, and (4) amounts payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one-year from the closing date of the acquisition. The Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets and operational goals, to the selling shareholders pursuant to three separate earn-out provisions. Under certain conditions, up to € 600 thousand (approximately $723 thousand) of the purchase price is payable, at the Company’s discretion, in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the date of issuance or (ii) $3.38. On the closing date, the Company issued 29,433 shares of its common stock for a portion of the purchase price. At March 31, 2021, € 550 thousand of the remaining purchase price and related earn-out may be settled, at the Company’s option, in shares of the Company’s common stock.

The Company accounted for the Woorank transaction as a business combination. The Company determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset of a group of similar assets. Assets acquired and liabilities assumed have be recognized at their estimated fair values as of the acquisition date. The fair value of intangible assets was based on valuations using a discounted cash flow model (level 3 inputs) which requires significant estimates and assumptions, including estimating future revenues and costs. The fair value of contingent consideration was determined based on the probability of achievement of the revenue targets and operational goals, which includes estimating future revenues. The fair value of debt obligations assumed was based on the interest rates underlying these instruments in relation to the market rates available for similar instruments. The excess of the purchase price over the assets acquired and liabilities assumed was recognized as goodwill. The goodwill is attributable to expected synergies and customer cross selling opportunities between the Company and Woorank.

The acquisition date fair value of consideration transferred was as follows:

Cash, including deferred cash payable	$711
Common stock (29,433 shares at $3.38 per share)	99
Seller’s note	352
Contingent consideration (earn-outs)	1,617
Total consideration paid	$2,779

The preliminary acquisition date fair value of assets acquired and liabilities assumed was as follows:

Assets acquired:
Cash	$627
Non-cash current assets	351
Property and equipment	5
Intangible assets:
Acquired software	282
Customer relationships	1,280
Domain and trade names	116
Goodwill	2,461
Total assets acquired	5,122

Liabilities assumed:
Current liabilities	198
Assumed debt obligations	2,145
Total liabilities assumed	2,343

Total consideration paid	$2,779

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The average useful lives of the identifiable intangible assets acquired was five years for acquired software, eight years for customer relationships and twelve years for domain and trade names.

Total revenue from the Woorank acquisition totaled $153 for the three months ended March 31, 2021. Total earnings from the acquisition is impracticable to disclose as the operations were merged with existing operations and certain costs were not accounted for separately.

Pro Forma Information (Unaudited)

The following is the unaudited pro forma information assuming the Woorank acquisition occurred on October 1, 2019:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

(in thousands, except per share data)

Revenue	$3,179	$3,294	$6,376	$6,643

Net income (loss) applicable to common shareholders - basic	(390)	668	(1,486)	(1,832)
Net income (loss) applicable to common shareholders - diluted	(390)	635	(1,486)	(1,892)

Net income (loss) per share attributable to common shareholders:
Basic	$(0.08)	$0.21	$(0.32)	$(0.62)
Diluted	$(0.08)	$0.14	$(0.32)	$(0.63)

Weighted average common shares outstanding - basic	4,999,938	3,124,174	4,706,869	2,960,435
Weighted average common shares outstanding - diluted	4,999,938	4,412,935	4,706,869	3,027,147

16.  Related Party Transactions

In November 2018, the Company engaged Taglich Brothers, Inc., on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities. Michael Taglich, a director and shareholder of the Company, is the President and Chairman of Taglich Brothers, Inc. Fees for the services were $8 per month for three months and $5 thereafter, cancellable at any time. Taglich Brothers, Inc. could also earn a success fee ranging from $200 for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million.

In connection with the acquisition of a business completed during the fiscal 2021 second quarter (See Note 15), Taglich Brothers, Inc. received 29,084 Placement Agent Warrants which have a term of five years from the date of issuance and an exercise price of $3.875 per share.

17.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of March 31, 2021, the Company was not engaged with any material legal proceedings.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

18. Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or additional disclosure in these interim condensed consolidated financial statements, other than as disclosed below.

Hawk Search Acquisition

On May 11, 2021 the Company entered into a Definitive Purchase Agreement (the “Hawk Purchase Agreement”) with Svanaco, Inc., an Illinois corporation, and Svanawar, Inc., an Illinois corporation (collectively, the “Sellers”) to purchase all of the issued and outstanding shares of Hawk Search, Inc., an Illinois corporation (“Hawk Search”) (the “Acquisition”). The total consideration under the Purchase Agreement is approximately $9.25 million, subject to certain working capital adjustments (the “Purchase Price”).  The Purchase Price is payable as follows: (i) an initial cash payment of approximately $5.75 million, (ii) an issuance of approximately $1.50 million of newly designated shares of the Company’s preferred stock, par value $0.001 per share, and (3) approximately $2.0 million in cash, to be paid on or before December 31, 2021.  In addition, the Purchase Price may be increased to $11.83 million by an additional payment to Sellers of approximately $2.58 million, in cash, as an additional earn-out based upon Hawk Search’s revenue performance after the consummation of the Acquisition (the “Closing”), payable to Sellers no later than December 31, 2022.

The Closing of the Acquisition is conditioned upon, among other things, the Acquisition Closing on or before May 28, 2021, obtaining all necessary consents and approvals for to the Acquisition, and the Company securing financing to fund the Purchase Price in an amount and on the terms satisfactory to the Company in its sole and absolute discretion.  The Purchase Agreements contain customary representations, warranties, agreements and conditions to completing stock purchases, indemnification rights and obligations of the parties.

The initial accounting for the transaction is incomplete at the date these consolidated financial statements are available to be issued, as the information necessary to complete such evaluation is in the process of being obtained and more thoroughly evaluated.  The Company has not yet determined fair value of consideration transferred, the acquired assets and liabilities to be acquired nor the fair value or probabilities of contingent consideration to be transferred.  Accordingly, such disclosures cannot be made.

Registered Offering of Common Stock and Private Placement of Series D Convertible Preferred Stock

On May 14, 2021, the Company offered and sold, in a registered direct offering,  a total 1,060,000 shares of its common stock at a price of $2.28 per share, for gross proceeds of approximately $2.4 million prior to deduction of commissions and offering expenses. Additionally, the Company entered into securities purchase agreements with certain institutional investors in connection with a private placement of 2,700 shares of newly designated Series D Convertible Preferred Stock (the “Series D Preferred Stock”) at a price of $1,000 per share and warrants to purchase up to an aggregate of 592,105 shares of common stock at an exercise price of $2.51 per share (the “Warrants”). The Company received gross proceeds from the private placement of approximately $2.7 million, prior to deduction of commissions and offering expenses.

The Series D Preferred Stock is convertible into an aggregate of approximately 1,184,211 shares of common stock at a conversion price of $2.28 per share, subject to certain ownership limitations, upon the Company obtaining shareholder approval to provide for the full conversion of the Series D Preferred Stock and the full exercise of the Warrants (“Shareholder Approval”). Beginning on the six month anniversary of the original issuance date, the Series D Preferred Stock holders are entitled to receive cumulative dividends at the annual rate per share of Preferred Stock as a percentage of the stated value per share of 9% on the last day of each calendar quarter, which right will terminate upon receipt of Shareholder Approval. Until Shareholder Approval is obtained, the Series D Preferred Stockholders have preferential liquidation rights over the Company's common stockholders and holders of the Company’s outstanding preferred stock. The Warrants are exercisable six months from the date of issuance and will expire five and a half years following the date of issuance.

Joseph Gunnar & Co. is acting as the lead placement agent and Taglich Brothers, Inc. is acting as co-placement agent. The Company intends to use the net proceeds of the offerings to fund certain cash payments payable in accordance with the Hawk Purchase Agreement and for general working capital purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements included in this section, other than statements or characterizations of historical fact, are forward-looking statements. These “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may" "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of the coronavirus pandemic and related public health measures on our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission. Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 as well as in the other documents that we file with the Securities and Exchange Commission.

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

Woorank SRL (“Woorank”) is a leading SEO (“Search Engine Optimization”) audit and digital marketing tool that can look at a customer’s site through Google’s eyes and generate an instant audit of the site’s technical, on-page and off-page SEO. Woorank’s clear, actionable insights not only help companies increase their search ranking and website traffic, but also improve audience engagement, conversion, and customer retention rates.

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, MA; New York, NY; Ontario, Canada and Brussels, Belgium.  The Company has three wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India, Bridgeline Digital Canada Inc. located in Ontario, Canada, and Bridgeline Digital Belgium BV located in Brussels, Belgium.

Customer Information

For the three months ended March 31, 2021 and 2020, one customer represented approximately 10% and 13% of the Company’s total revenue, respectively. For the six months ended March 31, 2021 and 2020, one customer represented approximately 10% and 12% of the Company’s total revenue, respectively.

Results of Operations for the Three and Six Months Ended March 31, 2021 compared to the Three and Six Months Ended March 31, 2020

Total revenue for the three months ended March 31, 2021 was $2.9 million and $2.7 million for the three months ended March 31, 2020. We had a net loss of $556 thousand for the three months ended March 31, 2021 and net income of $822 thousand for the three months ended March 31, 2020. Included in the net loss for the three months ended March 31, 2021 was a loss of $418 thousand as a result of the change in fair value of certain warrant liabilities. Included in net income for the three months ended March 31, 2020 was a gain of $1.8 million as a result of the change in fair value of certain warrant liabilities. Basic and diluted net income (loss) per share attributable to common shareholders was $(0.11) for the three months ended March 31, 2021 and $0.25 and $0.17, respectively, for the three months ended March 31, 2020.

Total revenue for the six months ended March 31, 2021 was $5.7 million and $5.6 million for the six months ended March 31, 2019. We had a net loss of $1.7 million for the six months ended March 31, 2021 and net income of $959 thousand for the six months ended March 31, 2020. Included in the net loss for the six months ended March 31, 2021 was a loss of $1.9 million as a result of the change in fair value of certain warrant liabilities and income of $88 thousand related to government grant income related to the Paycheck Protection Program (“PPP”) loan. Included in net income for the six months ended March 31, 2020 was a gain of $2.9 million as a result of the change in fair value of certain warrant liabilities. During the six months ended March 31, 2020, the Company amended its Series A Convertible Preferred Stock resulting in a deemed dividend of $2.3 million charged against net income to arrive at net loss applicable to common shareholders for purposes of calculating earnings per share. Basic and diluted net loss per share attributable to common shareholders was ($0.36) for the six months ended March 31, 2021 and ($0.49) and ($0.50), respectively, for the six months ended March 31, 2020.

(in thousands)	Three Months Ended March 31,				Six Months Ended March 31,
Revenue	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Digital engagement services	$885	$899	$(14)	(2%)	$1,722	$1,995	(273)	(14%)
% of total net revenue	31%	33%			30%	36%
Subscription and perpetual licenses	1,989	1,839	150	8%	3,988	3,575	413	12%
% of total net revenue	69%	67%			70%	64%
Total net revenue	2,874	2,738	136	5%	5,710	5,570	140	2%

Cost of revenue
Digital engagement services	474	457	17	4%	848	1,026	(178)	(17%)
% of digital engagement services revenue	54%	51%			49%	51%
Subscription and perpetual licenses	592	727	(135)	(19%)	1,175	1,517	(342)	(23%)
% of subscription and perpetual revenue	30%	40%			29%	42%
Total cost of revenue	1,066	1,184	(118)	(10%)	2,023	2,543	(520)	(20%)
Gross profit	1,808	1,554	254	16%	3,687	3,027	660	22%
Gross profit margin	63%	57%			65%	54%

Operating expenses
Sales and marketing	525	786	(261)	(33%)	969	1,818	(849)	(47%)
% of total revenue	18%	29%			17%	33%
General and administrative	608	723	(115)	(16%)	1,073	1,472	(399)	(27%)
% of total revenue	21%	26%			19%	26%
Research and development	479	426	53	12%	828	816	12	1%
% of total revenue	17%	16%			15%	15%
Depreciation and amortization	239	249	(10)	(4%)	471	507	(36)	(7%)
% of total revenue	8%	9%			8%	9%
Restructuring and acquisition related expenses	84	367	(283)	(77%)	294	372	(78)	(21%)
% of total revenue	3%	13%			5%	7%
Total operating expenses	1,935	2,551	(616)	(24%)	3,635	4,985	(1,350)	(27%)

Income (loss) from operations	(127)	(997)	870	(87%)	52	(1,958)	2,010	(103%)
Interest expense and other, net	(4)	(1)	(3)	300%	2	(1)	3	(300%)
Government grant income	-	-	-	0%	88	-	88	100%
Change in fair value of warrant liabilities	(418)	1,820	(2,238)	(123%)	(1,859)	2,921	(4,780)	(164%)
Income (loss) before income taxes	(549)	822	(1,371)	(167%)	(1,717)	962	(2,679)	(278%)
Provision for income taxes	7	-	7	100%	1	3	(2)	(67%)
Net income/(loss)	$(556)	$822	$(1,378)	(168%)	$(1,718)	$959	$(2,677)	(279%)
Non-GAAP Measure:
Adjusted EBITDA	$235	$(331)	$566	(171%)	$907	$(999)	$1,906	(191%)

Revenue

Our revenue is derived from two sources: (i) digital engagement services and (ii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of implementation and retainer related services. In total, revenue from digital engagement services decreased $14 thousand, or 2%, to $885 thousand for the three months ended March 31, 2021 compared to $899 thousand for the three months ended March 31, 2020 and decreased $273 thousand, or 14%, to $1.7 million for the six months ended March 31, 2021 compared to $2.0 million for the six months ended March 31, 2020. Digital engagement services revenue as a percentage of total revenue decreased to 31% from 33% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 and decreased to 30% from 36% for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The decrease as a percentage of total revenue is attributable to increases in revenues generated from subscription and perpetual licenses during the three and six months ended March 31, 2021.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $150 thousand, or 8%, to $2.0 million for the three months ended March 31, 2021 compared to $1.8 million for the three months ended March 31, 2020 and increased $413 thousand, or 12%, to $4.0 million for the six months ended March 31, 2021 compared to $3.6 million for the six months ended March 31, 2020. The increase for the three and six months ended March 31, 2021 compared to the prior period is primarily due to significant multi-year license renewals across our diverse portfolio of Fortune 500 companies and the inclusion of one month of Woorank revenue. Subscription and perpetual license revenue as a percentage of total revenue increased to 69% from 67% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 and increased to 70% from 64% for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The increase as a percentage of total revenue is primarily attributable to the overall decreases in digital engagement services revenue.

Costs of Revenue

Total cost of revenue decreased $118 thousand, or 10%, to $1.0 million for the three months ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020 and decreased $520 thousand, or 20%, to $2.0 million for the six months ended March 31, 2021 compared to $2.5 million for the six months ended March 31, 2020. The gross profit margin increased to 63% for the three months ended March 31, 2021 compared to 57% for the three months ended March 31, 2020 and increased to 65% for the six months ended March 31, 2021 compared to 54% for the six months ended March 31, 2020. The increase in the gross profit margin for the three and six months ended March 31, 2021 compared to the prior period is primarily attributable to decreases in headcount and increases in the proportion of license revenue, which are generally associated with higher margins, to digital engagement service revenue.

Cost of Digital Engagement Services

Cost of digital engagement services increased $17 thousand, or 4%, to $474 thousand for the three months ended March 31, 2021 compared to $457 thousand for the three months ended March 31, 2020 and decreased $178 thousand, or 17%, to $848 thousand for the six months ended March 31, 2021 compared to $1.0 million for the six months ended March 31, 2020. The increase for the three months ended March 31, 2021 compared to the prior period is primarily due to the allocation of support team and third-party subcontractor costs and one month of Woorank costs and the decrease for the six months ended March 31, 2021 compared to the prior period is primarily due to the allocation of support team and third-party subcontractor costs . The cost of digital engagement services as a percentage of digital engagement services revenue increased to 54% for the three months ended March 31, 2021 compared to 51% for the three months ended March 31, 2020 and decreased to 49% for the six months ended March 31, 2021 compared to 51% for the six months ended March 31, 2020.   The increase as a percentage of revenues for the three months ended March 31, 2021 compared to the prior period is primarily due to the overall decreases in digital engagement services revenue.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses decreased $135 thousand, or 19%, to $592 thousand for the three months ended March 31, 2021 compared to $727 thousand for the three months ended March 31, 2020 and decreased $342 thousand, or 23%, to $1.2 million for the six months ended March 31, 2021 compared to $1.5 million for the six months ended March 31, 2020. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 30% for the three months ended March 31, 2021 compared to 40% for the three months ended March 31, 2020 and decreased to 29% for the six months ended March 31, 2021 compared to 42% for the six months ended March 31, 2020. The decreases for the three and six months ended March 31, 2021 compared to the prior period is primarily due to a reduction within our fixed costs to operate our cloud-based hosting model with Amazon Web Services and variable internal support costs.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses decreased $261 thousand, or 33%, to $525 thousand for the three months ended March 31, 2021 compared to $786 thousand for the three months ended March 31, 2020 and decreased $849 thousand, or 47%, to $969 thousand for the six months ended March 31, 2021 compared to $1.8 million for the six months ended March 31, 2020.  Sales and marketing expenses represented 18% and 29% of total revenue for the three months ended March 31, 2021 and 2020, respectively, and 17% and 33% of total revenue for the six months ended March 31, 2021 and 2020, respectively. The decrease for the three and six months ended March 31, 2021 compared to the prior periods is attributable to decreases in headcount and travel-related expenses.

General and Administrative Expenses

General and administrative expenses decreased $115 thousand, or 16%, to $608 thousand for the three months ended March 31, 2021 compared to $723 thousand for the three months ended March 31, 2020 and decreased $399 thousand, or 27%, to $1.1 million for the six months ended March 31, 2021 compared to $1.5 million for the six months ended March 31, 2020.  General and administrative expenses represented 21% and 26% of total revenue for the three months ended March 31, 2021 and 2020, respectively, and 19% and 26% of total revenue for the six months ended March 31, 2021 and 2020, respectively. The decreases for the three and six months ended March 31, 2021 compared to the prior period was primarily due to the decrease in headcount and personnel expenses.

Research and Development

Research and development expense increased $53 thousand, or 12%, to $479 thousand for the three months ended March 31, 2021 compared to $426 thousand for the three months ended March 31, 2020 and increased $12 thousand, or 1%, to $828 thousand for the six months ended March 31, 2021 compared to $816 thousand for the six months ended March 31, 2020. Research and development expenses represented 17% and 16% of total revenue for the three months ended March 31, 2021 and 2020, respectively and 15% of total revenue for each of the six months ended March 31, 2021 and 2020.

Depreciation and Amortization

Depreciation and amortization expense decreased $10 thousand, or 4%, to $241 thousand for the three months ended March 31, 2021 compared to $249 thousand for the three months ended March 31, 2020 and decreased $36 thousand, or 7%, to $471 thousand for the six months ended March 31, 2021 compared to $507 thousand for the six months ended March 31, 2020. The decrease is primarily due to amortization of intangible assets resulting from previous acquisitions. Depreciation and amortization expense represented 8% and 9% of total revenue for the three and six months ended March 31, 2021 and 2020, respectively.

Restructuring and Acquisition Related Expenses

In connection with the acquisition of a business completed during the fiscal 2021 second quarter, the Company incurred acquisition expenses of $84 during the three months ended March 31, 2021 and $294 during the six months ended March 31, 2021. There were no acquisition related expenses incurred during the three and six months ended March 31, 2020.

During the three and six months ended March 31, 2020, the Company recognized $365 thousand related to a reduction in force in its U.S. and Canada operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies, which resulted in a reduction of 15 positions.

Net Income (Loss)

Net Loss from Operations

Net loss from operations was $127 thousand for the three months ended March 31, 2021 compared to $997 thousand for the three months ended March 31, 2020. Income from operations was $52 thousand for the six months ended March 31, 2021 compared to a loss from operations of $2.0 million for the six months ended March 31, 2020. Operating expenses decreased $616 thousand, or 24%, to $1.9 million for the three months ended March 31, 2021 compared to $2.6 million for the three months ended March 31, 2020 and decreased $1.4 million, or 27%, to $3.6 million for the six months ended March 31, 2021 compared to $5.0 million for the six months ended March 31, 2020. The decreases for the three and six months ended March 31, 2021 compared to the prior period were primarily due to reduction in headcount and a reduction within our fixed costs to operate our cloud-based hosting model with Amazon Web Services and variable internal support costs.

Other Income (Expense), net

The Company recognized a loss related to the change in fair value of warrant liabilities of $418 thousand for the three months ended March 31, 2021 compared to a gain of $1.8 million for the three months ended March 31, 2020 and a loss of $1.9 million for the six months ended March 31, 2021 compared to a gain of $2.9 million for the six months ended March 31, 2020.

During the first quarter of fiscal 2021, the Company recognized government grant income of $88 thousand associated with proceeds received under the Paycheck Protection Program deemed probable to be forgiven based on the actual expenditures for qualified expenses during the period. As of the first quarter of fiscal 2021, the Company expended all loan proceeds on qualified expenses incurred during the period. The Company applied for full PPP Loan forgiveness on March 29, 2021. Although the Company believes it is probable that the PPP Loan will be forgiven, the Company cannot provide any objective assurance that it will obtain forgiveness in whole or in part.

Income Taxes

The provision for income tax expense was $7 thousand and $1 thousand for the three and six months ended March 31, 2021, respectively, and $0 and $3 thousand for the three and six months ended March 31, 2020, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset any potential taxable income.

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

Adjusted EBITDA, however, is not a measure of operating performance under U.S GAAP and should not be considered as an alternative or substitute for U.S GAAP profitability measures such as (i) income (loss) from operations and net income (loss), or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with U.S GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, goodwill impairment, restructuring charges, acquisition related expenses, loss on disposal of assets, other amortization, changes in fair value of warrant liabilities and stock-based compensation, and therefore does not represent an accurate measure of profitability.  As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for a complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable U.S GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under U.S GAAP.

The following table reconciles net income (loss) (which is the most directly comparable U.S GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$(556)	$822	$(1,718)	$959
Provision for income tax	7	-	1	3
Interest expense, net	4	1	(2)	1
Government grant income	-	-	(88)	-
Change in fair value of warrants	418	(1,820)	1,859	(2,921)
Amortization of intangible assets	223	233	441	470
Depreciation	12	12	24	28
Restructuring and acquisition related charges	84	367	294	372
Other amortization	4	4	6	9
Stock-based compensation	39	50	90	80
Adjusted EBITDA	$235	$(331)	$907	$(999)

Adjusted EBITDA increased year over year, which is primarily attributable to increases in revenues and cost control measures.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $203 thousand for the six months ended March 31, 2021 compared to cash used in operating activities of $90 thousand for the six months ended March 31, 2020. The change in cash provided by operating activities compared to the prior period was primarily due to an increase in net income (loss) after consideration of non-cash items partially offset by increases in accounts receivables and decreases in accounts payable and accrued liabilities.

Investing Activities

Cash provided by investing activities was $347 thousand for the six months ended March 31, 2021, which primarily related to excess cash acquired in connection with the acquisition of a business over the cash consideration paid during the period. We did not have any cash flows from investing activities for the six months ended March 31, 2020.

Financing Activities

Cash provided by financing activities was $2.1 million for the six months ended March 31, 2021, which primarily related to net proceeds of approximately $2.5 million from a registered offering and sale of 880,000 shares of the Company’s common stock partially offset by repayments of long-term debt assumed in connection with the acquisition of a business. We did not have any cash flows from financing activities for the six months ended March 31, 2020.

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

On May 11, 2021 the Company entered into a Definitive Purchase Agreement (the “Hawk Purchase Agreement”) with Svanaco, Inc., an Illinois corporation, and Svanawar, Inc., an Illinois corporation (collectively, the “Sellers”) to purchase all of the issued and outstanding shares of Hawk Search, Inc., an Illinois corporation (“Hawk Search”) (the “Acquisition”). The total consideration under the Purchase Agreement is approximately $9.25 million, subject to certain working capital adjustments (the “Purchase Price”).  The Purchase Price is payable as follows: (i) an initial cash payment of approximately $5.75 million, (ii) an issuance of approximately $1.50 million of newly designated shares of the Company’s preferred stock, par value $0.001 per share, and (3) approximately $2.0 million in cash, to be paid on or before December 31, 2021.  In addition, the Purchase Price may be increased to $11.83 million by an additional payment to Sellers of approximately $2.58 million, in cash, as an additional earn-out based upon Hawk Search’s revenue performance after the consummation of the Acquisition (the “Closing”), payable to Sellers no later than December 31, 2022.

The Closing of the Acquisition is conditioned upon, among other things, the Acquisition Closing on or before May 28, 2021, obtaining all necessary consents and approvals for to the Acquisition, and the Company securing financing to fund the Purchase Price in an amount and on the terms satisfactory to the Company in its sole and absolute discretion.  The Purchase Agreements contain customary representations, warranties, agreements and conditions to completing stock purchases, indemnification rights and obligations of the parties.

On May 14, 2021, the Company offered and sold, in a registered direct offering, a total 1,060,000 shares of its common stock at a price of $2.28 per share, for gross proceeds of approximately $2.4 million prior to deduction of commissions and offering expenses. Additionally, the Company entered into securities purchase agreements with certain institutional investors in connection with a private placement of 2,700 shares of newly designated Series D Convertible Preferred Stock (the “Series D Preferred Stock”) at a price of $1,000 per share and warrants to purchase up to an aggregate of 592,105 shares of common stock at an exercise price of $2.51 per share (the “Warrants”). The Company received gross proceeds from the private placement of approximately $2.7 million, prior to deduction of commissions and offering expenses. Beginning on the six month anniversary of the original issuance date, the Series D Preferred Stock holders are entitled to receive cumulative dividends at the annual rate per share of Preferred Stock as a percentage of the stated value per share of 9% on the last day of each calendar quarter.

On February 4, 2021, the Company offered and sold a total of 880,000 shares of its common stock, par value $0.001 per share, to certain institutional and accredited investors at a public offering price of $3.10 per share in a registered direct offering. The aggregate proceeds from this transaction, net of certain fees due to placement agents and transaction expenses, was approximately $2.5 million (See Note 10).

In connection with an acquisition of a business completed during the 2021 fiscal year second quarter, the Company (1) assumed the outstanding long-term debt obligations of $2.1 million of the acquiree of which $659 thousand is payable over the next twelve months, (2) issued a seller note of $352 thousand to one of the selling shareholders payable over a five-year period, (3) deferred a portion of the purchase price of $487 thousand which is expected to be paid within the next twelve months and (4) recognized contingent earn-out payments of $1.6 million which are payable in the event of achievement of certain revenue targets and operational goals.

In prior years, the Company incurred operating losses and used cash to fund operations, develop new products, and build infrastructure. During its 2020 fiscal year, the Company executed an operating plan that reduced operating expenses, but has not yet been realized for a full twelve month period. The Company is continuing to maintain tight control over discretionary spending for the 2021 fiscal year. The Company believes that it has sufficient revenue and working capital to support future growth.

On August 17, 2020, the Company entered into an arrangement with an investment banking firm to sell up to $4,796,090 of shares of the Company’s common stock, $0.001 par value. Refer to Note 10 under the caption, At the Market Offering, for a detailed description of this capital raising activity. There are no obligations for the sale or purchase of the Company’s common stock pursuant to this offering. Accordingly, there can be no assurances that the Company or investment banking firm will be successful in selling any portion of the shares available for sale pursuant to this offering. On December 18, 2020, the Company delivered written notice to Roth Capital Partners that it was suspending all offers and sales under the At the Market Offering Agreement (the “Suspension Period”), during which time the Company will not make any sales of Placement Shares. No other definitive agreements for additional financing are in place as of the issuance date of this Form 10-Q, and there can be no assurances that additional sources of financing could be obtained on terms that are favorable or acceptable to the Company and that revenue growth and improvement in cash flows can be achieved. No adjustments have been made to the accompanying consolidated financial statements as a result of this uncertainty.

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

Commitments and Contingencies

The Company leases its facilities in the United States and Canada. The following summarizes our cash contractual obligations and commitments by maturity as of March 31, 2021:

(in thousands)

Payment obligations by year	FY21 (remaining)	FY22	FY23	FY24	FY25	Thereafter	Total
Operating leases	$115	$185	$173	$116	$76	$7	$672
Sublease income	(51)	(101)	(101)	(34)	-	-	(287)
Net cash contractual obligations	$64	$84	$72	$82	$76	$7	$385

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

Accounting for Stock-Based Compensation

At March 31, 2021, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options. The two plans are more fully described in Note 13 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2020.

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

Accounting for Paycheck Protection Program

U.S GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on the facts and circumstances, the Company determined it most appropriate to account for the PPP Loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC 450-20-20 under U.S GAAP, which is the definition the Company has applied to its expectations of PPP Loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e., qualified expenses). Further, IAS 20 permits for the recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a clearer distinction in its consolidated financial statements between its operating income and the amount of net income resulting from the PPP Loan and subsequent expected forgiveness. The Company believes this presentation method promotes greater comparability amongst all periods presented.

Item 3.	Qualitative and Quantitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2021.

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

There were no sales of unregistered equity securities in the six months ended March 31, 2021.

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

10.1	Share Purchase Agreement, by and between the Company and Woorank SRL., dated February 2, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on February 3, 2021)

10.2	Form of Securities Purchase Agreement, dated February 4, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on February 9, 2021)

10.3	Form of Placement Agent Warrant, dated February 4, 2021 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed on February 9, 2021)

10.4

Employment Agreement dated September 13, 2019 between Bridgeline Digital, Inc. and Roger “Ari” Kahn (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on September 18, 2019)

10.5	First Amendment to Roger “Ari” Kahn’s Employment Agreement dated February 25, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on March 2, 2021)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Bridgeline Digital, Inc.
(Registrant)

May 17, 2021	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

May 17, 2021	/s/ Mark G. Downey
Date	Mark G. Downey Chief Financial Officer (Principal Financial and Accounting Officer)