Form 10-Q
period 2021-06-30
Bridgeline Digital, Inc.
filed 2021-08-16
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Common Stock par value $0.001 per share, outstanding as of August 12, 2021 was 8,393,609.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2021

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2021

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

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,768	$861
Accounts receivable, net	1,325	665
Prepaid expenses	389	268
Other current assets	600	111
Total current assets	7,082	1,905
Property and equipment, net	248	238
Operating lease assets	533	294
Intangible assets, net	8,159	2,617
Goodwill	15,961	5,557
Other assets	80	49
Total assets	$32,063	$10,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$755	$-
Current portion of operating lease liabilities	176	96
Accounts payable	2,169	1,311
Accrued liabilities	754	599
Purchase price and contingent consideration payable (Note 15)	6,187	-
Paycheck Protection Program liability (Note 8)	-	88
Deferred revenues	2,796	1,511
Total current liabilities	12,837	3,605
Long-term debt, net of current portion	1,288	-
Operating lease liabilities, net of current portion	356	198
Warrant liabilities	8,823	2,486
Other long-term liabilities	425	15
Total liabilities	23,729	6,304

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series A Convertible Preferred stock:
264,000 shares authorized; no shares outstanding at June 30, 2021 and September 30, 2020	-	-
Series C Convertible Preferred stock:
11,000 shares authorized; 350 shares issued and outstanding at June 30, 2021 and September 30, 2020	-	-
Series D Convertible Preferred stock:
4,200 shares authorized; 4,200 shares issued and outstanding at June 30, 2021 and no shares outstanding at September 30, 2020 (liquidation preference of $4,200 at June 30, 2021)	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized;
6,801,243 shares at June 30, 2021 and 4,420,170 shares at September 30, 2020, issued and outstanding	7	4
Additional paid-in capital	87,663	78,316
Accumulated deficit	(78,910)	(73,583)
Accumulated other comprehensive loss	(426)	(381)
Total stockholders’ equity	8,334	4,356
Total liabilities and stockholders’ equity	$32,063	$10,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net revenue:
Digital engagement services	$821	$713	$2,543	$2,708
Subscription and perpetual licenses	2,624	1,919	6,612	5,494
Total net revenue	3,445	2,632	9,155	8,202
Cost of revenue:
Digital engagement services	449	395	1,297	1,432
Subscription and perpetual licenses	744	684	1,919	2,190
Total cost of revenue	1,193	1,079	3,216	3,622
Gross profit	2,252	1,553	5,939	4,580
Operating expenses:
Sales and marketing	760	312	1,729	2,130
General and administrative	608	464	1,681	1,936
Research and development	625	402	1,453	1,218
Depreciation and amortization	306	224	777	731
Restructuring and acquisition related expenses	568	1	862	373
Total operating expenses	2,867	1,403	6,502	6,388
Income (loss) from operations	(615)	150	(563)	(1,808)
Interest expense and other, net	(9)	(2)	(7)	(3)
Government grant income (Note 8)	-	-	88	-
Change in fair value of warrant liabilities	(4,161)	(1,843)	(6,020)	1,078
Loss before income taxes	(4,785)	(1,695)	(6,502)	(733)
Provision for (benefit from) income taxes	(1,176)	6	(1,175)	9
Net loss	(3,609)	(1,701)	(5,327)	(742)
Dividends on convertible preferred stock	-	-	-	(106)
Deemed dividend on amendment of Series A convertible preferred stock	-	-	-	(2,314)
Net loss applicable to common shareholders	$(3,609)	$(1,701)	$(5,327)	$(3,162)
Net loss per share attributable to common shareholders:
Basic	$(0.61)	$(0.44)	$(1.04)	$(0.97)
Diluted	$(0.61)	$(0.44)	$(1.04)	$(0.97)
Number of weighted average shares outstanding:
Basic	5,939,021	3,876,677	5,117,586	3,264,734
Diluted	5,939,021	3,876,677	5,117,586	3,264,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(3,609)	$(1,701)	$(5,327)	$(742)
Other comprehensive loss:
Net change in foreign currency translation adjustment	14	36	(45)	(22)
Comprehensive loss	$(3,595)	$(1,665)	$(5,372)	$(764)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Three and Nine Months Ended June 30, 2021
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2020	350	$-	4,420,170	$4	$78,316	$(73,583)	$(381)	$4,356
Stock-based compensation expense					51			51
Net loss						(1,162)		(1,162)
Foreign currency translation							10	10
Balance at December 31, 2020	350	$-	4,420,170	$4	$78,367	$(74,745)	$(371)	$3,255
Stock-based compensation expense					39			39
Issuance of common stock – stock options exercised			13,333		19			19
Issuance of common stock – warrants exercised			48,612		140			140
Issuance of common stock, net of offering costs			880,000	1	2,461			2,462
Issuance of stock in connection with acquisition of business			29,433		99			99
Net loss						(556)		(556)
Foreign currency translation							(69)	(69)
Balance at March 31, 2021	350	$-	5,391,548	$5	$81,125	$(75,301)	$(440)	$5,389
Stock-based compensation expense					43			43
Issuance of common stock – stock options exercised			14,000		20			20
Issuance of common stock – warrants exercised			335,695	1	2,176			2,177
Issuance of common stock, net of offering costs			1,060,000	1	1,992			1,993
Issuance of Series D convertible preferred stock, net of offering costs	2,700				1,377			1,377
Issuance of Series D convertible preferred stock in connection with acquisition of business	1,500				930			930
Net loss						(3,609)		(3,609)
Foreign currency translation							14	14
Balance at June 30, 2021	4,550	$-	6,801,243	7	$87,663	$(78,910)	$(426)	$8,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the Three and Nine Months Ended June 30, 2020
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2019	262,751	$-	2,798,475	$3	$75,620	$(71,489)	$(338)	$3,796
Stock-based compensation expense					30			30
Dividends on Series A convertible preferred stock						(79)		(79)
Deemed dividend on amendment of Series A convertible preferred stock (Note 10)					2,314	(2,314)		-
Net income						136		136
Foreign currency translation							1	1
Balance at December 31, 2019	262,751	$-	2,798,475	$3	$77,964	$(73,746)	$(337)	$3,884
Series A convertible preferred stock conversion to common	(107,416)		613,806					-
Stock-based compensation expense					50			50
Dividends on Series A convertible preferred stock						(27)		(27)
Net income						822		822
Foreign currency translation							(59)	(59)
Balance at March 31, 2020	155,335	$-	3,412,281	$3	$78,014	$(72,951)	$(396)	$4,670
Series A convertible preferred stock dividend liabilities settled in shares			112,960	1	188			189
Series A convertible preferred stock conversion to common	(154,894)		884,817					-
Series C convertible preferred stock conversion to common	(86)		9,556					-
Stock-based compensation					53			53
Net loss						(1,701)		(1,701)
Foreign currency translation							36	36
Balance at June 30, 2020	355	$-	4,419,614	$4	$78,255	$(74,652)	$(360)	$3,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,327)	$(742)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	726	678
Depreciation	38	40
Other amortization	13	13
Change in fair value of warrant liabilities	6,020	(1,078)
Stock-based compensation	133	133
Deferred income taxes	(1,181)	-
Government grant income (Note 8)	(88)	-
Changes in operating assets and liabilities:
Accounts receivable	75	486
Prepaid expenses	(67)	155
Other current assets and other assets	(186)	11
Accounts payable and accrued liabilities	100	(65)
Deferred revenue	75	174
Other liabilities	7	(32)
Total adjustments	5,665	515
Net cash provided by (used in) operating activities	338	(227)
Cash flows from investing activities:
Software development capitalization costs	(30)	-
Purchase of property and equipment	(52)	-
Purchase of business, net of cash acquired	(4,358)	-
Net cash used in investing activities	(4,440)	-
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,626	-
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	2,525
Proceeds from stock option and warrant exercises	1,354	-
Proceeds received under Paycheck Protection Program	-	1,048
Payments of contingent consideration and deferred cash payable	(45)
Payments of long-term debt	(494)	-
Net cash provided by financing activities	7,966	1,048
Effect of exchange rate changes on cash and cash equivalents	43	48
Net increase in cash and cash equivalents	3,907	869
Cash and cash equivalents at beginning of period	861	296
Cash and cash equivalents at end of period	$4,768	$1,165
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$27	$-
Income taxes	$-	$3
Non cash investing and financing activities:
Consideration paid in stock in connection with acquisition of business	$1,029	$-
Offering costs settled by issuance of liability classified warrants	$289	$-
Dividends accrued on convertible preferred stock	$-	$189
Deemed dividend on amendment of Series A convertible preferred stock	$-	$2,314

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital Inc., The Digital Engagement Company (the “Company”), helps customers maximize the performance of their full digital experience from websites and intranets to online stores and campaigns and integrates Web Content Management, eCommerce, Marketing Automation, Site Search, Authenticated Portals, Social Media Management, Translation and Web Analytics to help organizations deliver digital experiences.

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

Woorank SRL (“Woorank”) is a leading SEO (“Search Engine Optimization”) audit and digital marketing tool that can look at a customer’s site through Google’s eyes and generate an instant audit of the site’s technical, on-page and off-page SEO. Woorank’s clear, actionable insights not only help companies increase their search ranking and website traffic, but also improve audience engagement, conversion, and customer retention rates (see Note 15).

Hawk Search, Inc. (“Hawk Search) is a robust, feature-rich next-generation search, recommendation, and personalization platform, built for marketers, merchandisers and developers that enhances, normalizes and enriches a customer's site search and browse experience. Hawk Search leverages advanced artificial intelligence, machine learning and industry leading analyzers to deliver the ultimate search experience and accurate results from federated data sources.  Whether a small or enterprise level B2C, B2B commerce business or content publishers, the Hawk Search feature set complements business objectives.

The Company was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, Massachusetts; Woodbury, New York; Chicago, Illinois; Raleigh, North Carolina; Ontario, Canada; and Brussels, Belgium. The Company has three wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India, Bridgeline Digital Canada, Inc. located in Ontario, Canada, Bridgeline Digital Belgium BV located in Brussels, Belgium.

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

In July 2021, the Company received approximately $7.4 million in cash relating the issuance of 1,850,630 shares of its common stock upon exercise of Series A Warrants, originally issued in March 2019, with an exercise price of $4 per share.

On May 14, 2021, the Company offered and sold, in a registered direct offering, a total 1,060,000 shares of its common stock at a price of $2.28 per share. On the same day, the Company entered into securities purchase agreements with certain institutional investors in connection with a private placement of 2,700 shares of newly designated Series D Convertible Preferred Stock at a price of $1,000 per share and warrants to purchase up to an aggregate of 592,106 shares of common stock at an exercise price of $2.51 per share. The aggregate proceeds, net of cash paid for certain fees due to placement agents and transaction related expenses, of these two transactions that occurred on the same day was $4.6 million. Beginning on the six-month anniversary of the original issuance date, the Series D Preferred Stock (as defined in Note 10) holders are entitled to receive cumulative dividends at the annual rate per share of Preferred Stock as a percentage of the stated value per share of 9% on the last day of each calendar quarter.

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

In connection with an acquisition of a business completed during the 2021 fiscal year third quarter, the Company recognized an obligation for a deferred payment representing a portion of the purchase price of $2.0 million payable on or before December 31, 2021, and contingent earn-out payments of $2.2 million which are payable, no later than December 31, 2022, in the event of achievement of certain revenue targets and operational goals.

In connection with an acquisition of a business completed during the 2021 fiscal year second quarter, the Company (1) assumed the outstanding long-term debt obligations of $2.1 million of the acquiree of which $755 thousand is payable over the next twelve months, (2) issued a seller note of $352 thousand to one of the selling shareholders payable over a five-year period, (3) deferred a portion of the purchase price of $488 thousand which is expected to be paid within the next twelve months and (4) recognized contingent earn-out payments of $1.6 million which are payable in the event of achievement of certain revenue targets and operational goals.

In prior years, the Company incurred operating losses and used cash to fund operations, develop new products, and build infrastructure. During its 2020 fiscal year, the Company executed an operating plan that reduced operating expenses that have not yet been realized for a full twelve-month period. The Company is continuing to maintain tight control over discretionary spending for the 2021 fiscal year. The Company believes it has sufficient revenue and working capital to support future growth.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and nine months ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ending September 30, 2021. The accompanying September 30, 2020 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”) on December 23, 2020.

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

3. Accounts Receivable

Accounts receivable consist of the following:

	As of June 30, 2021	As of September 30, 2020
Accounts receivable	$1,351	$698
Allowance for doubtful accounts	(26)	(33)
Accounts receivable, net	$1,325	$665

As of June 30, 2021, one customer represented approximately 16% of accounts receivable. As of September 30, 2020, three customers represented approximately 15%, 14% and 10% of accounts receivable. For the three and nine months ended June 30, 2021, no customers exceeded 10% of the Company’s total revenues. For the three and nine months ended June 30, 2020, one customer represented approximately 11% and 12%, respectively, of the Company’s total revenue.

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

The Company believes the carrying value of its accounts receivable and accounts payable approximate fair value as of June 30, 2021 and September 30, 2020, due to their short-term nature.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 27.5% - 70.7% and 57.8%, respectively, as of June 30, 2021, and 26.2% - 70.7% and 43.5%, respectively, as of September 30, 2020. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

		As of June 30, 2021		As of September 30, 2020		At inception
	Montage Capital	Series C Preferred	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred
Volatility	87.3%	92.0%	86.5%	84%	84.1%	86.3%
Risk-free rate	0.70%	0.50%	0.90%	0.28%	0.20%	0.90%
Stock price	$4.30	$4.30	$4.30	$1.86	$1.86	$2.50

The Company recognized gains/(losses) of ($4,161) and ($1,843) for the three months ended June 30, 2021 and 2020, respectively, and ($6,020) and $1,078 for the nine months ended June 30, 2021 and 2020, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities for the three and nine months ended June 30, 2021, were due to changes in inputs, primarily an increase in stock price and the risk-free rate, to the Monte Carlo option-pricing model. The changes in fair value of warrant liabilities for the three and nine months ended June 30, 2020, were due to changes in inputs, primarily an increase and decline, respectively, in stock price and the risk-free rate, to the Monte Carlo option-pricing model.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2021 and September 30, 2020, are as follows:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$13	$13
Warrant liability - Series A and C	-	-	6,225	6,225
Warrant liability – Series D	-	-	2,585	2,585
Total Liabilities	$-	$-	$8,823	$8,823

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability - Montage	$-	$-	$26	$26
Warrant liability - Series A, B and C	-	-	2,460	2,460
Total Liabilities	$-	$-	$2,486	$2,486

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the warrant liabilities:

Nine months ended June 30, 2021
Balance at beginning of period, October 1, 2020	$2,486
Additions	-
Exercises	-
Adjustment to fair value	1,441
Balance at end of period, December 31, 2020	$3,927
Additions	-
Exercises	(140)
Adjustment to fair value	418
Balance at end of period, March 31, 2021	$4,205
Additions	1,319
Exercises or payments	(862)
Adjustment to fair value	4,161
Balance at end of period, June 30, 2021	$8,823

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of June 30, 2021	As of September 30, 2020
Domain and trade names	$745	$10
Customer related	5,730	1,500
Technology	1,684	1,107
Balance at end of period	$8,159	$2,617

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Total amortization expense related to intangible assets was $285 and $207 related to intangible assets for the three months ended June 30, 2021 and 2020, respectively, and $726 and $678 for the nine months ended June 30, 2021 and 2020, respectively, and is reflected in Operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2021 (remaining), 2022, 2023, 2024, 2025 and thereafter is $397, $1,494, $1,415, $1,032, $748, and $3,073 respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2021	As of September 30, 2020
Compensation and benefits	$447	$368
Professional fees	59	29
Taxes	80	46
Insurance	16	-
Other	152	156
Balance at end of period	$754	$599

7.   Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders (see Note 15). The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consisted of the following:

As of June 30, 2021
Vendor loan payable (“Vendor loan”), accruing interest at 4.0% per annum. Principal and interest are payable in two lump-sum installments and the loan matures on February 1, 2023.	$724
Term loan payable, accruing interest at fixed rates ranging between .99% to 1.5% per annum, payable in monthly or quarterly payments of interest and principal and matures on October 10, 2022.	497
Term loan payable, accruing interest at 1.3% per annum, payable in quarterly installments and matures on April 30, 2027.	470
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures on January 1, 2026.	352
Total debt	2,043
Less current portion:	(755)
Long-term debt, net of current portion	$1,288

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

At June 30, 2021, future maturities of long-term debt are as follows:

Fiscal year:
2021 (remaining)	$119
2022	636
2023	461
2024	166
2025	166
Thereafter	495
Total commitments	$2,043

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

The Company applied for full PPP Loan forgiveness on March 29, 2021 and received approval from the SBA in August 2021. The Company classifies unexpended loan proceeds on the accompanying consolidated balance sheets as a current or noncurrent liability based on the contractual maturities of the underlying loan agreement. During the first quarter of fiscal 2021, the remaining loan proceeds were expended on qualified expenses and as a result, the Company recognized $88 as government grant income. As of September 30, 2020, unexpended loan proceeds of $88 were classified as a current liability.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

9.   Restructuring and Acquisition Related Expenses

Acquisition Related Expenses

In connection with the acquisition of businesses completed during the fiscal 2021 second and third quarters (see Note 15), the Company incurred acquisition expenses of $568 during the three months ended June 30, 2021 and $862 during the nine months ended June 30, 2021, which are included in Restructuring and acquisition related expenses in the Condensed Consolidated Statements of Operations. There were no acquisition related expenses incurred during the three and nine months ended June 30, 2020.

Restructuring Activities

During the three and nine months ended June 30, 2020, the Company recognized $1 thousand and $373 thousand, respectively, related to a reduction in force in its U.S. and Canada operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies, which resulted in a reduction of 15 positions. During the three and nine months ended June 30, 2020, the Company paid $1 related to this reduction in force. There were no restructuring related expenses incurred during the three and nine months ended June 30, 2021.

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

The Company determined that the Series A Amendment represented an extinguishment for accounting purposes. In making this determination, the Company considered the significance of the contractual terms added and revisions to existing contractual terms, including, but not limited to, the significant change in the conversion price and the addition of the Company’s redemption option. These additions and revisions to existing contractual terms were considered to be qualitatively significant. The extinguishment of equity-classified convertible preferred stock is recognized as a deemed dividend measured as the difference between (1) the fair value of the consideration transferred; that is, the Series A Preferred Stock, as amended, and (2) the carrying value of the Series A Preferred Stock. At the Amendment Date, the fair value of the Series A Preferred Stock, as amended, was approximately $2,629 and its carrying value was approximately $315, resulting in a deemed dividend of $2,314 recognized as an increase to accumulated deficit and an increase to additional paid-in capital, which was included as a component of net loss applicable to common shareholders during the nine months ended June 30, 2020. The estimated Amendment Date fair value of the Series A Preferred Stock was determined using the present value of probability weighted scenario analysis based on the per share publicly traded closing stock price of the Company’s common stock.

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Company may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of June 30, 2021, the Company had 350 shares of Series C Preferred Stock outstanding which were convertible into an aggregate of 38,889 shares of the Company’s common stock.

Registered Offering of Common Stock and Private Placement of Series D Convertible Preferred Stock (the “ May 2021 Offerings”)

On May 14, 2021, the Company offered and sold a total of 1,060,000 shares of its common stock, to certain institutional investors at a public offering price of $2.28 per share in a registered direct offering (“RD Offering”). The RD Offering was registered under the Securities Act of 1933, as amended, pursuant to a prospectus supplement to the Company's currently effective registration statement on Form S-3.

Additionally, on May 14, 2021, the Company entered into securities purchase agreements, with certain institutional investors pursuant to which the Company offered and sold a total of 2,700 units (“Units”) at a purchase price of $1,000 per Unit (“Private Placement”). Each Unit consisted of (i) one share of the Company’s newly designated Series D Convertible Preferred Stock (“Series D Preferred Stock”) and (ii) warrants to purchase common stock up to one-half of the shares issuable upon conversion of the Series D Preferred Stock as a part of the Units.  In total, the Company issued 2,700 shares of Series D Preferred Stock and warrants to purchase up to 592,106 shares of common stock.

Joseph Gunnar & Company, LLC acted as lead placement agent for both the RD Offering and the Private Placement (collectively, the “May 2021 Offerings”) and Taglich Brothers, Inc. acted as co-placement agent for the May 2021 Offerings (the "Placement Agents"). As compensation for their services, the Company paid to the Placement Agents a fee equal to 8% of the aggregate purchase price paid and reimbursed the Placement Agents for certain expenses incurred in connection with the May 2021 Offerings. In addition, the Company issued to the Placement Agents warrants, in substantially the same form as the Series D Preferred Warrants, to purchase an aggregate of 179,536 shares of common stock

In connection with the Private Placement, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock, with the Secretary of State for the State of Delaware, designating 4,200 shares of the Company’s preferred stock as Series D Preferred. The terms and conditions set forth in the Certificate of Designation are summarized below:

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Stated Value: Each share of Series D Preferred Stock has a stated value of $1,000 per share.

Dividends: Commencing six months after the issuance date and terminating upon receipt of Stockholder Approval, as discussed below, Series D Preferred holders are entitled to receive cumulative dividends at a rate of 9% per annum of the stated value per share. The Company will pay dividends, if accrued, on the last day of each calendar quarter with respect to the Series D Preferred Stock held by a holder during such calendar quarter.

Voting: Shares of Series D Preferred Stock have no general voting rights. However, as long as any shares of Series D Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series D Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series D Preferred Stock or alter or amend the Certificate of Designation, (ii) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series D Preferred Stock, (iii) increase the number of authorized shares of Series D Preferred, or (iv) enter into any agreement with respect to any of the foregoing.

Liquidation Preference: Prior to Stockholder Approval, upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary , the holders of Series D Preferred Stock will be entitled to receive out of the Company’s assets an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the Certificate of Designation, before any distribution or payment is made to the holders of any other securities and if the Company’s assets will be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series D Preferred Stock will be ratably distributed among such holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

After Stockholder Approval, the Series D Preferred Stock will have no liquidation preference.

Conversion: Each share of Series D Preferred Stock is convertible, at any time after the issuance date at the option of the holder thereof, into that number of shares of common stock determined by dividing the stated value by the conversion price which is $2.28 (subject to adjustment for the effect of stock dividends, stock splits, recapitalizations and the like); provided, however, that holders of the Series D Preferred Stock may not convert any of their Series D Preferred Stock into conversion shares unless and until the Stockholder Approval Date. In addition, holders of Series D Preferred Stock are prohibited from converting Series D Preferred Stock into conversion shares if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% (or 9.99% upon the election of the holder prior to the issuance of the Series D Preferred Stock) of the total number of shares of common stock then issued and outstanding. Series D Preferred Stock issued in Private Placement, subject to Stockholder Approval, is convertible into an aggregate of 1,184,211 shares of common stock.

Stockholder Approval - The Company’s common stock is listed on the Nasdaq Capital Market, and, as such, its subject to the applicable rules of the Nasdaq Stock Market LLC, including Nasdaq Listing Rule 5635(a), which requires stockholder approval in connection with the acquisition of another company (see Note 15) if the Nasdaq-listed company will issue 20% or more of its common stock. For purposes of Nasdaq Listing Rule 5635(a), the issuance of any common stock in the Acquisition (see Note 15) and the May 2021 Offerings would be aggregated together. Thus, to permit the issuance of common stock upon conversion of the Series D Preferred Stock and upon exercise of the warrants issued in the Private Placement, the Company must first obtain stockholder approval of these issuances. The Company has determined that such prohibition does not represent an inability for the Company to satisfy its obligation to deliver shares upon conversion, as the holders’ conversion option itself is contingent upon Stockholder Approval. On June 29, 2021, the Company filed with the SEC, a Preliminary Proxy Statement included in which, among other matters, is the proposal to obtain Stockholder Approval regarding these issuances in its Annual Meeting of stockholders to be held on August 19, 2021. The Company determined that the Series D Preferred Stock should be classified as permanent equity.

The Series D Preferred Stock contains an embedded conversion feature that could affect the ultimate settlement of the Series D Preferred Stock. The Company determined that the embedded conversion feature’s economic characteristics and risks were clearly and closely related to the economic characteristics and risks of the Series D Preferred Stock. As a result, the embedded conversion feature was not required to be bifurcated from the Series D Preferred Stock.

The Series D Preferred Stock issued contains a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is deemed beneficial to the investor, that is, in-the-money, at inception, as the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. An embedded beneficial conversion feature is required to be recognized separately by allocating a portion of the proceeds equal to the intrinsic value, at the commitment date, of the feature to additional paid-in capital. As discussed below, the May 2021 Offerings cash proceeds allocated to the Series D Preferred Stock based on its relative fair value resulted in an effective conversion price of $1.41, which was below the commitment date fair value of the underlying shares of common stock of $2.50, resulting in a beneficial conversion feature measured at approximately $1.3 million. At June 30, 2021, the Company has not yet recognized the impact of the beneficial conversion feature due to holder conversion restrictions. The holder conversion restriction will be resolved upon Stockholder Approval, at which time the beneficial conversion feature will be immediately exercisable, at the option of the holder, and the Company will recognize full accretion of the beneficial conversion feature as a deemed dividend paid to the Series D Preferred Stock. Such deemed dividend shall be included as a component of net loss attributable to common stockholders in the period it is recognized.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As noted above, in connection with the May 2021 Offerings, the Company issued Series D Preferred Warrants and Placement Agents Warrants to purchase up to 592,106 and 179,536 shares of common stock, respectively. The Series D Preferred and Placement Agents Warrants (hereinafter referred to collectively as the “Series D Warrants”) are puttable at the option of the holder in the event of a Fundamental Transaction, as defined in the respective warrant agreements. The put features requires the Company to pay holders an amount of cash equal to the Black Scholes Value, as defined in the respective warrant agreements, of the remaining unexercised portion of the Series D Warrants on the date of consummation of such Fundamental Transaction. The Company determined that the Series D Warrants are required to be classified as liabilities measured at fair value at their issuance date. The Series D Warrants are required to be subsequently remeasured at fair value each reporting period with changes in fair value recognized in period earnings (see Note 4).

As the common stock in RD Offering was sold concurrently with the Units sold in the Private Placement, for any common purchasers, inclusive of purchaser affiliated entities, the aggregate proceeds from the May 2021 Offerings were allocated, on an investor-by-investor basis, to the Series D Preferred Warrants based on their fair value and the residual proceeds to the common stock and Series D Preferred Stock based on their relative fair values. Accordingly, the May 2021 Offerings proceeds, net of certain fees due to placement agents, inclusive of the fair value of warrants issued to placement agents, and transaction related expenses, of $4.3 million were allocated $1,030 to the Series D Preferred Warrants based on their issuance-date fair value, $1,915 to common stock and $1,323 to Series D Preferred Stock based on their respective relative fair values.

The issuance date fair value of the Series D Warrants issued to placement agents was determined to be incremental cost directly attributable to the May 2021 Offerings and was charged by the Company against proceeds along with other fees paid to the Placement Agents.

Registration Rights

The registration rights agreement, entered into in connection with the Series D Preferred Stock Units Private Placement, requires the Company to file with the SEC a registration statement no later than 15 days after the Closing Date (issuance date) registering for resale the maximum number of common shares issuable upon conversion of the Series D Preferred Shares and the exercise of the Series D Warrants. Such registration rights agreement requires the Company to use commercially reasonable best efforts to have the registration statement declared effective by the SEC, as soon as practicable, but in no event later than the effectiveness deadline of 60 days after the closing date (or in the event of a full review by the SEC the effectiveness deadline will be 90 days after the closing date). If such registration statement is not effective by the contractually agreed upon date or such registration statement effectiveness is not maintained, then, the Company is required to make payments on account of liquidated damages to the investors of 2% of their Series D Preferred Stock Units subscription amount on the date of such events, and on each monthly anniversary thereafter until the effectiveness is cured.

Pursuant to the terms of the registration rights agreement, the Company on May 28, 2021, filed a registration statement on Form S-3 with the SEC to register the common shares issuable upon the conversion of the Series D Preferred Shares and the exercise of the Series D Warrants. As of the date of issuance of these consolidated financial statements, the registration statement has not been declared effective by the SEC resulting in an event of default under the registration rights agreement. The Company has negotiated with the holders of these instruments to waive any payment of liquidated damages that would have been owed under this arrangement if the registration statement is declared effective on or before August 19, 2021.

Registered Offering and Sale of Common Stock

On February 4, 2021, the Company offered and sold a total of 880,000 shares of its common stock, par value $0.001 per share, to certain institutional and accredited investors at a public offering price of $3.10 per share in a registered direct offering (the “Offering”). The Offering was registered under the Securities Act of 1933, as amended, pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3 (File No. 333-239104), which was initially filed with the SEC on June 12, 2020, and was declared effective on June 25, 2020. The Company filed the final prospectus supplement for the Offering on or about February 5, 2021. The Offering closed on February 8, 2021, and resulted in proceeds, net of certain fees due to placement agents and transaction expenses, to the Company of approximately $2.5 million. The net proceeds received by the Company will be used for general corporate purposes, including general working capital.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Joseph Gunnar & Company, LLC acted as lead placement agent for the Offering, and Taglich Brothers, Inc. acted as co-placement agent for the Offering (the “Placement Agents”). As compensation for their services, the Company paid to the Placement Agents a fee equal to 8% of the aggregate purchase price paid for shares placed by the Placement Agents at closing and reimbursed the Placement Agents for certain expenses incurred in connection with the Offering. In addition, the Company issued to the Placement Agents warrants to purchase an aggregate of 58,169 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have a term of five years from the date of issuance and an exercise price of $3.875 per share.

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

The Company currently intends to use the net proceeds from the sale of shares pursuant to the ATM Offering for working capital and general corporate purposes. As of June 30, 2021, there have been no shares of common stock sold under the ATM Offering.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. As of June 30, 2021, there were 3,246 options outstanding under the Plan. On April 29, 2016, the stockholders approved a new stock incentive plan, The 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. In November 2019, the Company increased the number of common shares available for issuance under the 2016 Plan from 10,000 shares to 800,000 shares. There were no revisions to exercise prices, terms or any other underlying provisions of existing stock options outstanding. As of June 30, 2021, there were 651,455 options outstanding and 148,545 shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the Condensed Consolidated Statements of Operations with a portion charged to Cost of revenue and a portion to Operating expenses depending on the employee’s department. During the three and nine months ended June 30, 2021 and 2020, compensation expense related to share-based payments was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$6	$7	$18	$14
Operating expenses	37	46	115	119
	$43	$53	$133	$133

As of June 30, 2021, the Company had approximately $316 of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.0 years.

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

Montage Warrant - As additional consideration for a prior loan arrangement which was paid in full in a prior period not presented, the Company issued to Montage Capital an eight-year warrant (the “Montage Warrant”) to purchase the Company’s common stock at a price equal to $132.50 per share. The Montage Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company, or (3) a “Change in Control” as defined within the meaning of Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage Capital has the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Montage Warrant will be surrendered to the Company for cancellation. As of June 30, 2021, the number of shares issuable upon exercise of the Montage Warrants were 1,327 shares.

Series A, B and C Preferred Warrants - In March 2019, in connection with the issuance of the Company’s Series C Preferred Stock, the Company issued warrants to purchase the Company’s common stock. These warrants were designated as (i) Series A Warrants with an initial term of 5.5 years and an exercise price of $4; (ii) Series B Warrants with an initial term of 24 months and an exercise price of $4; and (iii) Series C Warrants with an initial term of 5.5 years and an exercise price of $0.05 (collectively, hereinafter referred to as the “Series C Preferred Warrants”). The Company also issued warrants with an exercise price of $4 to purchase shares of the Company’s common stock to the Placement Agents. The Company may not effect, and a holder will not be entitled to convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. During the three and nine months ended June 30, 2021, 328,750 Series A Warrants were exercised, 2,556,875 Series B Warrants expired unexercised and 6,945 and 55,557, respectively, Series C Warrants were exercised.

As of June 30, 2021, the number of shares issuable upon exercise of the (i) Series A Warrants were 2,228,125 shares; (ii) Series C Warrants were 13,738 shares; and (iii) the placement agent warrants issued in connection with the Series C Preferred Stock were 127,848 shares.

Series D Preferred Warrants - The Units sold in Private Placement on May 14, 2021 also consisted of Series D Warrants to purchase up to 592,106 shares of common stock. The Series D Preferred Warrants issued on May 14, 2021 have an initial exercise date of November 14, 2021, with a term of five and half of years which ends on November 16, 2026. Series D Preferred Warrants have an exercise price of $2.51.

In addition, pursuant to the May 2021 Offerings the Company issued to the Placement Agents warrants to purchase an aggregate of 179,536 shares of common stock. The Placement Agents Warrants issued on May 14, 2021 have an initial exercise date of November 14, 2021, with a term of five years which ends on May 12, 2026. The Placement Agent Warrants have an exercise price of $2.85.

The Company may not effect, and a holder will not be entitled to, convert the Series D Preferred Stock or exercise any May 2021 Offering Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of June 30, 2021, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

The Montage Warrants, Series C Preferred Warrants, the placement agent warrants issued in connection with the Series C Preferred Stock, and the Series D Warrants were all determined to be derivative liabilities and are subject to remeasurement each reporting period (see Note 4).

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Total warrants outstanding as of June 30, 2021, were as follows:

	Issue
Type	Date	Shares	Price	Expiration
Placement Agent	7/15/2016	880	$230.00	7/15/2021
Investors	11/9/2016	4,271	$175.00	5/9/2022
Director/Shareholder	12/31/2016	120	$1,000.00	12/31/2021
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Director/Shareholder	12/31/2017	120	$1,000.00	12/31/2021
Investors	10/19/2018	3,120	$25.00	10/19/2023
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	3/12/2019	162,345	$4.00	10/19/2023
Investors	3/12/2019	2,228,125	$4.00	9/12/2024
Investors	3/12/2019	13,738	$0.05	9/12/2024
Placement Agent	3/12/2019	127,848	$4.00	9/12/2024
Placement Agent	2/4/2021	58,169	$3.88	2/4/2026
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	5/14/2021	179,536	$2.85	5/12/2026
Total		3,381,705

Summary of Option and Warrant Activity and Outstanding Shares

During the three and nine months ended June 30, 2021, the Company granted options to purchase 95,500 shares at an exercise price of $2.51, which vest ratably over a three-year period commencing on June 1, 2021. All such options granted expire ten years from the date of grant.

During the three months ended December 31, 2019, the Company granted options to purchase 681,353 shares at an exercise price of $1.40, of which (a) 70,000 shares vest on November 20, 2020 and the remainder vest ratably over a three-year period commencing November 20, 2019, and (b) 1,000 shares at an exercise price of $1.61 which vest ratably over a three-year period commencing on December 2, 2019. All such options granted expire ten years from the date of grant.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the nine months ended June 30, 2021 and 2020, are as follows:

	June 30,
	2021	2020
Weighted-average fair value per share option	$1.80	$0.96
Expected life (in years)	6.0	6.0
Volatility	81.49%	76.29%
Risk-free interest rate	1.04%	1.61%
Dividend yield	0.0%	0.0%

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

A summary of combined stock option and warrant activity for the nine months ended June 30, 2021, are as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2020	613,201	$4.76	5,495,999	$4.37
Granted	95,500	2.51	829,811	2.68
Exercised	(27,333)	1.40	(384,307)	3.43
Forfeited/Exchanged	(26,447)	2.34	(120)	1,000
Expired	(220)	470.77	(2,559,678)	4.20
Outstanding, June 30, 2021	654,701	$4.46	3,381,705	$4.16
Options vested and exercisable, June 30, 2021	223,786	$9.84

As of June 30, 2021, the aggregate intrinsic value of options outstanding and exercisable was $1,765 and $629, respectively, and the weighted average remaining contractual term was 8.6 and 8.3 years, respectively.

11.   Net Income (Loss) Per Share Attributable to Common Shareholders

The Company presents basic and diluted earnings per share information for its common stock. The Series D Preferred Stock was considered participating securities, which means the security may participate in undistributed earnings with common stock. The holders of the Series D Preferred Stock are entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. The Company is required to use the two-class method when computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Securities are deemed not to be participating in losses if there is no obligation to fund such losses. The Series D Preferred Stock does not participate in losses, and as a result, the Company does not allocate losses to these securities in periods of loss. Diluted earnings per share for the common stock is computed using the more dilutive of the two-class method or the “if-converted” and treasury stock methods.

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

For the three and nine months ended June 30, 2021 and 2020, diluted net loss per share was the same as basic net loss per share, as the effects of all the Company’s potential common stock equivalents were anti-dilutive as the Company reported a net loss applicable to common shareholders for the periods and the impact of in-the-money warrants was also anti-dilutive. Potential common stock equivalents excluded include the Company’s Convertible Preferred Stock, stock options and warrants (see Note 10) and 216,590 contingently issuable shares associated with an acquired business (see Note 15).

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

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2021	2020	2021	2020
United States	$1,978	$2,171	$6,495	$6,828
International	1,467	461	2,660	1,374
	$3,445	$2,632	$9,155	$8,202

The Company’s revenue by type is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2021	2020	2021	2020
Digital engagement services	$821	$713	$2,543	$2,708
Subscription	2,330	1,591	5,713	4,498
Perpetual licenses	-	5	-	13
Maintenance	93	92	268	259
Hosting	201	231	631	724
	$3,445	$2,632	$9,155	$8,202

Deferred Revenue

Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent deferred revenue included in Other long-term liabilities. As of June 30, 2021, approximately $22 of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 99% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

The following table summarizes the classification and net change in deferred revenue as of and for the nine months ended June 30, 2021:

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2020	$1,511	$15
Increase	228	10
Balance as of December 31, 2020	$1,739	$25
Decrease	(73)	(3)
Balance as of March 31, 2021	$1,666	$22
Increase	1,130	-
Balance as of June 30, 2021	$2,796	$22

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

13.  Income Taxes

During the three and nine months ended June 30, 2021 and 2020, the Company recognized an income tax expense (benefit) as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Income tax expense	$5	$6	$6	$9
Change in valuation allowance	(1,181)	-	(1,181)	-
Net income tax expense (benefit)	$(1,176)	$6	$(1,175)	$9

Income tax expense consists of estimated liability for federal and state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. As of June 30, 2021, and September 30, 2020, the Company had a full valuation allowance on its net deferred tax assets.

The acquisition of Hawk Search, Inc. (see Note 15) resulted in the recognition of deferred tax liabilities of approximately $1,181, related to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its net deferred tax assets. The deferred tax liabilities generated from the business combination netted against the Company’s pre-existing deferred tax assets. Consequently, the impact of such resulted in the release of $1,181 of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit recognized during the three and nine months ended June 30, 2021.

14.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the nine months ended June 30, 2021, the Company was also a lessee/sublessor for certain office locations.

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

The components of net lease costs were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Condensed Consolidated Statement of Operations:
Operating lease cost	$27	$62	$74	$247
Variable lease cost	14	46	41	141
Less: Sublease income, net	(25)	(18)	(76)	(73)
Total	$16	$90	$39	$315

Cash paid for amounts included in the measurement of lease liabilities was $170 for the nine months ended June 30, 2021, which all represents operating cash flows from operating leases. As of June 30, 2021, the weighted average remaining lease term was 3.4 years and the weighted average discount rate was 7.0%.

At June 30, 2021, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year, which have commenced, were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2021 (remaining)	$58	$25	$33
2022	185	101	84
2023	173	101	72
2024	116	34	82
2025	71	-	71
Thereafter	7	-	7
Total lease commitments	$610	$261	$349
Less: Amount representing interest	(78)
Present value of lease liabilities	$532
Less: current portion	(176)
Operating lease liabilities, net of current portion	$356

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

15.  Acquisitions

Woorank Acquisition

On March 1, 2021, the Company, pursuant to a Share Purchase Agreement (the “Purchase Agreement”), acquired all of the issued and outstanding shares of Woorank, an entity located in Belgium. The Company accounted for the Woorank transaction as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price consisted of (1) cash paid at closing, (2) deferred cash payable in installments post-closing, (3) a seller note issued to one of the selling shareholders, and (4) amounts payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one-year from the closing date of the acquisition. The Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets and operational goals, to the selling shareholders pursuant to three separate earn-out provisions. Under certain conditions, up to € 600 thousand (approximately $723 thousand) of the purchase price is payable, at the Company’s discretion, in shares of the Company’s common stock, par value $0.001 per share (“common stock”), at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the date of issuance or (ii) $3.38. On the closing date, the Company issued 29,433 shares of its common stock for a portion of the purchase price. At June 30, 2021, € 550 thousand of the remaining purchase price and related earn-out may be settled, at the Company’s option, in shares of the Company’s common stock.

The Company accounted for the Woorank transaction as a business combination. The Company determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset of a group of similar assets. Assets acquired and liabilities assumed have been recognized at their estimated fair values as of the acquisition date. The fair value of common stock issued as part of consideration transferred was determined based on the acquisition date closing market price of the Company’s common stock.  The fair value of contingent consideration was determined based on the probability of achievement of the revenue targets and operational goals, which includes estimating future revenues. The fair value of intangible assets was based on valuations using a discounted cash flow model (Level 3 inputs) which requires significant estimates and assumptions, including estimating future revenues and costs. The fair value of debt obligations assumed was based on the interest rates underlying these instruments in relation to the market rates available for similar instruments. The excess of the purchase price over the assets acquired and liabilities assumed was recognized as goodwill. The goodwill is attributable to expected synergies and customer cross selling opportunities between the Company and Woorank.

Hawk Search Acquisition

On May 28, 2021, the Company, pursuant to a Share Purchase Agreement (the “Hawk Purchase Agreement”), acquired all of the issued and outstanding shares of Hawk Search, Inc., an Illinois corporation (“Hawk Search”). The purchase price consisted of (1) an initial cash payment at closing, (2) issuance of 1,500 shares of the Company’s newly designated Series D Preferred Stock, and (3) deferred cash payable on or before December 31, 2021. The Hawk Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets, to the selling shareholders as an additional earn-out, payable no later than December 31, 2022.

The Company accounted for the Hawk Search transaction as a business combination. The Company determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset of a group of similar assets. Assets acquired and liabilities assumed have be recognized at their estimated fair values as of the acquisition date. The fair value of Series D Preferred Stock issued as part of consideration transferred was determined based on the price paid by third-party investors in the Private Placement (see Note 10) which occurred in close proximity to the acquisition date. As more fully described in Note 10, the Series D Preferred Stock contains an embedded beneficial conversion feature. The intrinsic value of $724 was calculated as of the acquisition date. At June 30, 2021, the Company has not recognized the impact of the beneficial conversion feature due to holder conversion restrictions. The fair value of contingent consideration was determined based on the probability of achievement of the revenue targets and operational goals, which includes estimating future revenues. The fair value of intangible assets was based on valuations using a discounted cash flow model (Level 3 inputs) which requires significant estimates and assumptions, including estimating future revenues and costs. The excess of the purchase price over the assets acquired and liabilities assumed was recognized as goodwill. The goodwill is attributable to expected synergies and customer cross selling opportunities between the Company and Hawk Search.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The acquisition date fair value of consideration transferred was as follows:

	Woorank	Hawk Search	Total
Cash paid at or in close proximity to closing	$285	$4,800	$5,085
Future deferred payments	426	2,000	2,426
Common stock (29,433 shares at $3.38 per share)	99	-	99
Series D Convertible Preferred Stock (1,500 shares at $618 per share)	-	930	930
Seller’s note	352	-	352
Contingent consideration (earn-outs)	1,617	2,190	3,807
Total consideration paid	$2,779	$9,920	$12,699

The preliminary acquisition date fair value of assets acquired and liabilities assumed was as follows:

	Woorank	Hawk Search	Total
Assets acquired:
Cash	$627	$100	$727
Non-cash current assets	351	780	1,131
Property and equipment	5	-	5
Intangible assets:
Acquired software	282	560	842
Customer relationships	1,280	3,410	4,690
Domain and trade names	116	620	736
Goodwill	2,864	7,540	10,404
Total assets acquired	5,525	13,010	18,535

Liabilities assumed:
Current liabilities	198	1,909	2,107
Assumed debt obligations	2,145	-	2,145
Deferred tax liabilities	403	1,181	1,584
Total liabilities assumed	2,746	3,090	5,836

Total consideration paid	$2,779	$9,920	$12,699

The average useful lives of the identifiable intangible assets acquired were as follows:

	Woorank	Hawk Search
	(in years)
Acquired software	5	5
Customer relationships	8	10
Domain and trade names	12	15

Total revenue from the Woorank and Hawk Search acquisitions was $456 and $467, respectively, for the three months ended June 30, 2021, and $609 and $467, respectively, for the nine months ended June 30, 2021. Total earnings from the acquisition is impracticable to disclose as the operations were merged with existing operations and certain costs were not accounted for separately.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Pro Forma Information (Unaudited)

The following is the unaudited pro forma information assuming the acquisitions occurred on October 1, 2019:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

(in thousands, except per share data)

Revenue	$4,553	$4,448	$13,456	$13,439

Net income (loss) applicable to common shareholders - basic	(3,417)	(1,553)	(5,525)	(3,575)
Net income (loss) applicable to common shareholders - diluted	(3,417)	(1,553)	(5,525)	(3,575)

Net income (loss) per share attributable to common shareholders:
Basic	$(0.58)	$(0.40)	$(1.08)	$(1.10)
Diluted	$(0.58)	$(0.40)	$(1.08)	$(1.10)

Weighted average common shares outstanding - basic	5,939,021	3,876,677	5,117,586	3,264,734
Weighted average common shares outstanding - diluted	5,939,021	3,876,677	5,117,586	3,264,734

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

In connection with the February and May 2021 Offerings (see Note 10), Taglich Brothers, Inc. received warrants to purchase 82,945 shares of the Company’s common stock with a weighted average exercise price of $3.21 and weighted average term of 5.0 years.

17.  Legal Proceedings

The Company is subject to ordinary routine litigation and claims incidental to its business. As of June 30, 2021, the Company was not engaged with any material legal proceedings.

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

Overview

Bridgeline Digital Inc., The Digital Engagement Company, helps customers maximize the performance of their full digital experience from websites and intranets to eCommerce experiences. Bridgeline’s Unbound platform integrates Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics (Insights) with the goal of assisting marketers to deliver digital experiences that attract, engage, nurture, and convert their customers across all channels. Bridgeline offers a core accelerator framework for rapidly implementing digital experiences on the Bridgeline Unbound platform, which provides customers with cost-effective solutions in addition to velocity to market.

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

Hawk Search, Inc. (“Hawk Search) is a robust, feature-rich next-generation search, recommendation, and personalization platform, built for marketers, merchandisers and developers that enhances, normalizes and enriches a customer's site search and browse experience. Hawk Search leverages advanced artificial intelligence, machine learning and industry leading analyzers to deliver the ultimate search experience and accurate results from federated data sources.  Whether a small or enterprise level B2C, B2B commerce business or content publishers, the Hawk Search feature set complements business objectives.

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, Massachusetts; Woodbury, New York; Chicago, Illinois; Raleigh, North Carolina; Ontario, Canada; and Brussels, Belgium. The Company has three wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd. located in Bangalore, India, Bridgeline Digital Canada, Inc. located in Ontario, Canada, Bridgeline Digital Belgium BV located in Brussels, Belgium.

Customer Information

For the three and nine months ended June 30, 2021, no customers exceeded 10% of the Company’s total revenue. For the three and nine months ended June 30, 2020, one customer represented approximately 11% and 12%, of the Company’s total revenue, respectively.

Results of Operations for the Three and Nine Months Ended June 30, 2021 compared to the Three and Nine Months Ended June 30, 2020

Total revenue for the three months ended June 30, 2021 was approximately $3.4 million and approximately $2.6 million for the three months ended June 30, 2020. We had a net loss of approximately $3.6 million and approximately $1.7 million for the three months ended June 30, 2021 and 2020, respectively. Included in the net loss for the three months ended June 30, 2021 and 2020, was a loss of approximately $4.2 million and $1.8 million, respectively, as a result of the change in fair value of certain warrant liabilities. Basic and diluted net loss per share attributable to common shareholders was ($0.61) for the three months ended June 30, 2021 and ($0.44) for the three months ended June 30, 2020.

Total revenue for the nine months ended June 30, 2021 was approximately $9.2 million and approximately $8.2 million for the nine months ended June 30, 2020. We had a net loss of approximately $5.3 million for the nine months ended June 30, 2021, and $742 thousand for the nine months ended June 30, 2020. Included in the net loss for the nine months ended June 30, 2021 and 2020, was a gain (loss) of approximately ($6.0) million and $1.1 million, respectively, as a result of the change in fair value of certain warrant liabilities. During the nine months ended June 30, 2020, the Company amended its Series A Convertible Preferred Stock, resulting in a deemed dividend of approximately $2.3 million charged against net income to arrive at net loss applicable to common shareholders for purposes of calculating earnings per share. Basic and diluted net loss per share attributable to common shareholders was ($1.04) for the nine months ended June 30, 2021 and ($0.97) for the nine months ended June 30, 2020.

(in thousands)	Three Months Ended June 30,				Nine Months Ended June 30,
			$	%			$	%
Revenue	2021	2020	Change	Change	2021	2020	Change	Change
Digital engagement services	$821	$713	$108	15%	$2,543	$2,708	(165)	(6%)
% of total net revenue	24%	27%			28%	33%
Subscription and perpetual licenses	2,624	1,919	705	37%	6,612	5,494	1,118	20%
% of total net revenue	76%	73%			72%	67%
Total net revenue	3,445	2,632	813	31%	9,155	8,202	953	12%

Cost of revenue
Digital engagement services	449	395	54	14%	1,297	1,432	(135)	(9%)
% of digital engagement services revenue	55%	55%			51%	53%
Subscription and perpetual licenses	744	684	60	9%	1,919	2,190	(271)	(12%)
% of subscription and perpetual revenue	28%	36%			29%	40%
Total cost of revenue	1,193	1,079	114	11%	3,216	3,622	(406)	(11%)
Gross profit	2,252	1,553	699	45%	5,939	4,580	1,359	30%
Gross profit margin	65%	59%			65%	56%

Operating expenses
Sales and marketing	760	312	448	144%	1,729	2,130	(401)	(19%)
% of total revenue	22%	12%			19%	26%
General and administrative	608	464	144	31%	1,681	1,936	(255)	(13%)
% of total revenue	18%	18%			18%	24%
Research and development	625	402	223	55%	1,453	1,218	235	19%
% of total revenue	18%	15%			16%	15%
Depreciation and amortization	306	224	82	37%	777	731	46	6%
% of total revenue	9%	9%			8%	9%
Restructuring and acquisition related expenses	568	1	567	56,700%	862	373	489	131%
% of total revenue	16%	0%			9%	5%
Total operating expenses	2,867	1,403	1,464	104%	6,502	6,388	114	2%

Income (loss) from operations	(615)	150	(765)	(510%)	(563)	(1,808)	1,245	(69%)
Interest expense and other, net	(9)	(2)	(7)	350%	(7)	(3)	(4)	133%
Government grant income	-	-	-	0%	88	-	88	100%
Change in fair value of warrant liabilities	(4,161)	(1,843)	(2,318)	126%	(6,020)	1,078	(7,098)	(658%)
Loss before income taxes	(4,785)	(1,695)	(3,090)	182%	(6,502)	(733)	(5,769)	787%
Provision for (benefit from) income taxes	(1,176)	6	(1,182)	(19,700%)	(1,175)	9	(1,184)	(13,156%)
Net loss	$(3,609)	$(1,701)	$(1,908)	112%	$(5,327)	$(742)	$(4,585)	618%
Non-GAAP Measure:
Adjusted EBITDA	$302	$428	$(126)	(29%)	$1,209	$(571)	$1,780	(312%)

Revenue

Our revenue is derived from two sources: (i) digital engagement services and (ii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of implementation and retainer related services. In total, revenue from digital engagement services increased $108 thousand, or 15%, to $821 thousand for the three months ended June 30, 2021, compared to $713 thousand for the three months ended June 30, 2020, and decreased $165 thousand, or 6%, to $2.5 million for the nine months ended June 30, 2021 compared to $2.7 million for the nine months ended June 30, 2020. The increase for the three months ended June 30, 2021 compared to the prior period was primarily due to additional revenue recognized from acquisitions of businesses during fiscal 2021. The decrease for the nine months ended June 30, 2021 compared to the prior period was primarily due to decreases in new service engagements. Digital engagement services revenue as a percentage of total revenue decreased to 24% from 27% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and decreased to 28% from 33% for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The decrease as a percentage of total revenue is attributable to increases in revenues generated from subscription and perpetual licenses during the three and nine months ended June 30, 2021.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $705 thousand, or 37%, to $2.6 million for the three months ended June 30, 2021 compared to $1.9 million for the three months ended June 30, 2020, and increased $1.1 million, or 20%, to $6.6 million for the nine months ended June 30, 2021 compared to $5.5 million for the nine months ended June 30, 2020.  The increase for the three and nine months ended June 30, 2021 compared to the prior period is primarily due to significant multi-year license renewals across our diverse portfolio of Fortune 500 companies and the inclusion of revenue of $923 and $1,076, respectively, from the Company’s fiscal 2021 acquisitions. Subscription and perpetual license revenue as a percentage of total revenue increased to 76% from 73% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased to 72% from 67% for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The increase as a percentage of total revenue for the three months ended June 30, 2021 is primarily attributable to the additional increase in subscription and perpetual licenses during the period compared to digital services revenue and for the nine months ended June 30, 2021 is primarily attributable to the overall decreases in digital engagement services revenue.

Costs of Revenue

Total cost of revenue increased $114 thousand, or 11%, to $1.2 million for the three months ended June 30, 2021 compared to $1.1 million for the three months ended June 30, 2020, and decreased $406 thousand, or 11%, to $3.2 million for the nine months ended June 30, 2021 compared to $3.6 million for the nine months ended June 30, 2020. The gross profit margin increased to 65% for the three months ended June 30, 2021 compared to 59% for the three months ended June 30, 2020 and increased to 65% for the nine months ended June 30, 2021 compared to 56% for the nine months ended June 30, 2020. The increase in the gross profit margin for the three and nine months ended June 30, 2021 compared to the prior period is primarily attributable to decreases in headcount and the use of third-party consultants and increases in the proportion of license revenue, which are generally associated with higher margins, to digital engagement service revenue.

Cost of Digital Engagement Services

Cost of digital engagement services increased $54 thousand, or 14%, to $449 thousand for the three months ended June 30, 2021 compared to $395 thousand for the three months ended June 30, 2020 and decreased $135 thousand, or 9%, to $1.3 million for the nine months ended June 30, 2021 compared to $1.4 million for the nine months ended June 30, 2020. The increase for the three months ended June 30, 2021 compared to the prior period is primarily due to the allocation of support team and third-party subcontractor costs and additional costs related to the fiscal 2021 business acquisitions. The decrease for the nine months ended June 30, 2021 compared to the prior period is primarily due to allocation of support team and third-party subcontractor costs. The cost of digital engagement services as a percentage of digital engagement services revenue remained consistent at 55% for the three months ended June 30, 2021 and 2020 and decreased to 51% for the nine months ended June 30, 2021 compared to 53% for the nine months ended June 30, 2020. The decrease as a percentage of revenues for the nine months ended June 30, 2021 compared to the prior period is primarily due to the overall decreases in digital engagement services revenue.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $60 thousand, or 9%, to $744 thousand for the three months ended June 30, 2021 compared to $684 thousand for the three months ended June 30, 2020, and decreased $271 thousand, or 12%, to $1.9 million for the nine months ended June 30, 2021 compared to $2.2 million for the nine months ended June 30, 2020. The increase for the three months ended June 30, 2021 compared to the prior period is primarily due to the allocation of support team and third-party subcontractor costs and additional costs related to the fiscal 2021 business acquisitions. The decrease for the nine months ended June 30, 2021 compared to the prior period is primarily due to a reduction within our fixed costs to operate our cloud-based hosting model with Amazon Web Services and variable internal support costs. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 28% for the three months ended June 30, 2021 compared to 36% for the three months ended June 30, 2020, and decreased to 29% for the nine months ended June 30, 2021 compared to 40% for the nine months ended June 30, 2020.  The decrease as a percentage of revenues for the nine months ended June 30, 2021 compared to the prior period is primarily due to the overall increases in subscription and perpetual license revenue.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $448 thousand, or 144%, to $760  thousand for the three months ended June 30, 2021 compared to $312 thousand for the three months ended June 30, 2020, and decreased $401 thousand, or 19%, to $1.7 million for the nine months ended June 30, 2021 compared to $2.1 million for the nine months ended June 30, 2020.  Sales and marketing expenses represented 22% and 12% of total revenue for the three months ended June 30, 2021 and 2020, respectively, and 19% and 26% of total revenue for the nine months ended June 30, 2021 and 2020, respectively. The increase for the three months ended June 30, 2021 compared to the prior period is attributable to the allocation of third-party subcontractor costs and additional costs related to the fiscal 2021 business acquisitions.  The decrease for the nine months ended June 30, 2021 compared to the prior period is attributable to a decrease in headcount as well as decreased commission expenses incurred.

General and Administrative Expenses

General and administrative expenses increased $144 thousand, or 31%, to $608 thousand for the three months ended June 30, 2021 compared to $464 thousand for the three months ended June 30, 2020 and decreased $255 thousand, or 13%, to $1.7 million for the nine months ended June 30, 2021 compared to $1.9 million for the nine months ended June 30, 2020.  General and administrative expenses represented 18% of total revenue for each of the three months ended June 30, 2021 and 2020, and 18% and 24% of total revenue for the nine months ended June 30, 2021 and 2020, respectively. The increase for the three months ended June 30, 2021 compared to the prior period was primarily due to the allocation of third-party subcontractor costs and additional costs related to the fiscal 2021 business acquisitions. The decrease for the nine months ended June 30, 2021 compared to the prior period was primarily due to a decrease in headcount.

Research and Development

Research and development expense increased $223 thousand, or 55%, to $625 thousand for the three months ended June 30, 2021 compared to $402 thousand for the three months ended June 30, 2020, and increased $235 thousand, or 19%, to $1.5 million for the nine months ended June 30, 2021 compared to $1.2 million for the nine months ended June 30, 2020. Research and development expenses represented 18% and 15% of total revenue for the three months ended June 30, 2021 and 2020, respectively, and 16% and 15% of total revenue for the nine months ended June 30, 2021 and 2020, respectively. The increase for the three and nine months ended June 30, 2021 compared to the prior period is primarily attributable to the allocation of support team and third-party subcontractor costs and additional costs related to the fiscal 2021 business acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $82 thousand, or 37%, to $306 thousand for the three months ended June 30, 2021 compared to $224 thousand for the three months ended June 30, 2020, and increased $46 thousand, or 6%, to $777 thousand for the nine months ended June 30, 2021 compared to $731 thousand for the nine months ended June 30, 2020. The increase for the three and nine months ended June 30, 2021 is primarily due to an increase of amortization of intangible assets resulting from acquisitions. Depreciation and amortization represented 9% of total revenue for each of the three months ended June 30, 2021 and 2020, and 8% and 9% of total revenue for the nine months ended June 30, 2021 and 2020, respectively,

Restructuring and Acquisition Related Expenses

In connection with the acquisition of businesses completed during the fiscal 2021 second and third quarters, the Company incurred acquisition expenses of $568 during the three months ended June 30, 2021 and $862 during the nine months ended June 30, 2021.

During the three and nine months ended June 30, 2020, the Company recognized $1 thousand and $373 thousand, respectively, related to a reduction in force in its U.S. and Canada operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies, which resulted in a reduction of 15 positions.

Net Loss

Income (loss) from Operations

The income (loss) from operations was ($615) thousand for the three months ended June 30, 2021 compared to $150 thousand for the three months ended June 30, 2020, and a loss of $563 thousand for the nine months ended June 30, 2021 compared to a loss of $1.8 million for the nine months ended June 30, 2020. Operating expenses increased $1.5 million, or 104%, to $2.9 million for the three months ended June 30, 2021 compared to $1.4 million for the three months ended June 30, 2020, and increased $114 thousand, or 2%, to $6.5 million for the nine months ended June 30, 2021 compared to $6.4 million for the nine months ended June 30, 2020. The increases for the three and nine months ended June 30, 2021 compared to the prior period were primarily due to additional costs related to the acquisition of businesses in fiscal 2021.

Other Income (Expense), net

The Company recognized a loss related to the change in fair value of warrant liabilities of $4.2 million for the three months ended June 30, 2021 compared to $1.8 million for the three months ended June 30, 2020, and a loss of $6.0 million for the nine months ended June 30, 2021 compared to a gain of $1.1 million for the nine months ended June 30, 2020.

During the first quarter of fiscal 2021, the Company recognized government grant income of $88 thousand associated with proceeds received under the Paycheck Protection Program, based on the actual expenditures for qualified expenses during the period, in which the Company received approval of full forgiveness from the SBA in August 2021. As of the first quarter of fiscal 2021, the Company expended all loan proceeds on qualified expenses incurred during the period. The Company applied for full PPP Loan forgiveness on March 29, 2021. Although the Company believes it is probable that the PPP Loan will be forgiven, the Company cannot provide any objective assurance that it will obtain forgiveness in whole or in part.

Income Taxes

The provision for (benefit from) income taxes was ($1.2) million for the three and nine months ended June 30, 2021 and $6 thousand and $9 thousand for the three and nine months ended June 30, 2020, respectively. Income tax expense consists of estimated liability for federal and state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. As of June 30, 2021, and September 30, 2020, the Company had a full valuation allowance on its net deferred tax assets.

The acquisition of Hawk Search, Inc. resulted in the recognition of deferred tax liabilities of approximately $1,181, related to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its net deferred tax assets. The deferred tax liabilities generated from the business combination netted against the Company’s pre-existing deferred tax assets. Consequently, the impact of such resulted in the release of $1,181 of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit recognized during the three and nine months ended June 30, 2021.

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

Adjusted EBITDA, however, is not a measure of operating performance under U.S, GAAP and should not be considered as an alternative or substitute for U.S, GAAP profitability measures such as (i) income (loss) from operations and net income (loss), or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with U.S, GAAP. Adjusted EBITDA as an operating performance measure has material limitations since it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, goodwill impairment, restructuring charges, acquisition related expenses, loss on disposal of assets, other amortization, changes in fair value of warrant liabilities and stock-based compensation, and therefore does not represent an accurate measure of profitability.  As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for a complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable U.S, GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under U.S, GAAP.

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(3,609)	$(1,701)	$(5,327)	$(742)
Provision for (benefit from) income tax	(1,176)	6	(1,175)	9
Interest expense, net	9	2	7	3
Government grant income	-	-	(88)	-
Change in fair value of warrants	4,161	1,843	6,020	(1,078)
Amortization of intangible assets	285	208	726	678
Depreciation	14	12	38	40
Restructuring and acquisition related charges	568	1	862	373
Other amortization	7	4	13	13
Stock-based compensation	43	53	133	133
Adjusted EBITDA	$302	$428	$1,209	$(571)

Adjusted EBITDA increased year over year, which is primarily attributable to increases in revenues and cost control measures.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by (used in) operating activities was $338 thousand for the nine months ended June 30, 2021 compared to ($227) thousand for the nine months ended June 30, 2020. The change in cash provided by operating activities compared to the prior period was primarily due to an increase in net income (loss) after consideration of non-cash items partially offset by decreases in accounts receivables and increases in accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities was $4.4 million for the nine months ended June 30, 2021, which primarily related to net cash paid for the purchase of businesses during the second and third fiscal quarters of 2021. We did not have any cash flows from investing activities for the nine months ended June 30, 2020.

Financing Activities

Cash provided by financing activities was $8.0 million for the nine months ended June 30, 2021 compared to $1.0 million for the nine months ended June 30, 2020.  Cash provided by financing activities for the nine months ended June 30, 2021 was primarily attributable to cash proceeds of approximately $8.5 million related to the issuance of common stock, Series D convertible preferred stock and stock and warrant exercises partially offset by re-payments of long-term debt assumed in connection with the acquisition of a business. Cash provided by financing activities for the nine months ended June 30, 2020 was attributable to the proceeds received under the Paycheck Protection Program.

Capital Resources and Liquidity Outlook

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic. We expect our operations in all locations to be affected as the virus continues to proliferate. We have adjusted certain aspects of our operations to protect employees and customers while still meeting customers’ needs for vital technology. We will continue to monitor the situation closely and it is possible that we will implement further measures. In light of the uncertainty as to the severity and duration of the pandemic, the impact on our revenue, profitability and financial position is uncertain at this time.

In July 2021, the Company received approximately $7.4 million in cash relating the issuance of 1,850,630 shares of its common stock upon exercise of Series A Warrants, originally issued in March 2019, with an exercise price of $4 per share.

On May 14, 2021, the Company offered and sold, in a registered direct offering, a total of 1,060,000 shares of its common stock at a price of $2.28 per share. On the same day, the Company entered into securities purchase agreements with certain institutional investors in connection with a private placement of 2,700 shares of newly designated Series D Convertible Preferred Stock at a price of $1,000 per share and warrants to purchase up to an aggregate of 592,105 shares of common stock at an exercise price of $2.51 per share. The aggregate proceeds, net of cash paid for certain fees due to placement agents and transaction related expenses, of these two transactions that occurred on the same day was $4.6 million. Beginning on the six-month anniversary of the original issuance date, the Series D Convertible Preferred Stockholders are entitled to receive cumulative dividends at the annual rate per share of Preferred Stock as a percentage of the stated value per share of 9% on the last day of each calendar quarter.

On February 4, 2021, the Company offered and sold a total of 880,000 shares of its common stock, par value $0.001 per share, to certain institutional and accredited investors at a public offering price of $3.10 per share in a registered direct offering. The aggregate proceeds from this transaction, net of certain fees due to placement agents and transaction expenses, was approximately $2.5 million.

In connection with an acquisition of a business completed during the 2021 fiscal year third quarter, the Company recognized an obligation for a deferred payment representing a portion of the purchase price of $2.0 million payable on or before December 31, 2021 and contingent earn-out payments of $2.2 million which are payable, no later than December 31, 2022, in the event of achievement of certain revenue targets and operational goals.

In connection with an acquisition of a business completed during the 2021 fiscal year second quarter, the Company (1) assumed the outstanding long-term debt obligations of $2.1 million of the acquiree of which $755 thousand is payable over the next twelve months, (2) issued a seller note of $352 thousand to one of the selling shareholders payable over a five-year period, (3) deferred a portion of the purchase price of $487 thousand which is expected to be paid within the next twelve months, and (4) recognized contingent earn-out payments of $1.6 million which are payable in the event of achievement of certain revenue targets and operational goals.

In prior years, the Company incurred operating losses and used cash to fund operations, develop new products, and build infrastructure. During its 2020 fiscal year, the Company executed an operating plan that reduced operating expenses that have not yet been realized for a full twelve-month period. The Company is continuing to maintain tight control over discretionary spending for the 2021 fiscal year. The Company believes it has sufficient revenue and working capital to support future growth.

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

Commitments and Contingencies

The Company leases its facilities in the United States and Canada. The following summarizes our cash contractual obligations and commitments by maturity as of June 30, 2021:

(in thousands)

Payment obligations by year	FY21 (remaining)	FY22	FY23	FY24	FY25	Thereafter	Total
Operating leases	$58	$185	$173	$116	$71	$7	$610
Sublease income	(25)	(101)	(101)	(34)	-	-	(261)
Net cash contractual obligations	$33	$84	$72	$82	$71	$7	$349

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

Accounting for Stock-Based Compensation

At June 30, 2021, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options. The two plans are more fully described in Note 13 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2020.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2021.

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

There were no sales of unregistered equity securities in the nine months ended June 30, 2021.

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

10.4

Employment Agreement dated September 13, 2019 between Bridgeline Digital, Inc. and Roger “Ari” Kahn (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on September 19, 2018)

10.5	First Amendment to Roger “Ari” Kahn’s Employment Agreement dated February 25, 2021 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed on March 2, 2021)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Bridgeline Digital, Inc.
(Registrant)

August 16, 2021	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

August 16, 2021	/s/ Mark G. Downey
Date	Mark G. Downey Chief Financial Officer (Principal Financial and Accounting Officer)