Form 10-K
period 2021-09-30
Bridgeline Digital, Inc.
filed 2021-12-20
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $13,916,252 based on the closing price of $2.89 of the issuer’s common stock, par value $0.001 per share, as reported by the NASDAQ Stock Market on March 31, 2021.

On December 15, 2021, there were 10,187,128 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Forward Looking Statement

All statements included in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to: the impact of the COVID – 19 pandemic and related public health measures that may affect our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers, increasing our recurring revenue, our ability to attract new customers, our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock, the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission. Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Bridgeline Digital, Inc. assumes no obligation to, and does not currently intend to, update any such forward-looking statements, except as required by applicable law. We urge readers to review carefully the risk factors described herein and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I

Item 1. Business.

Overview

Bridgeline Digital is a marketing technology software company that helps companies grow online revenue and share information with customers, partners and employees.

Bridgeline’s Unbound platform is a Digital Experience Platform that includes Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics.

Bridgeline’s Unbound platform, combined with its professional services, assists customers in driving lead generation, increasing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs.

Our Unbound Franchise product empowers large franchises, brand networks, and other multi-unit organizations to manage a large hierarchy of digital properties at scale.

OrchestraCMS is the only content and digital experience platform built 100% native on Salesforce and helps customers create websites and intranets for their customers, partners, and employees; uniquely combining content with business data, processes and applications across any channel or device, including Salesforce Communities, social media, portals, intranets, websites, applications and services.

Celebros Search, is a commerce-oriented site search product that provides for Natural Language Processing with artificial intelligence to present relevant search results based on long-tail keyword searches in seven languages.

Woorank SRL (“Woorank”) is a Search Engine Optimization (“SEO”) audit tool that generates an instant audit of the site’s technical, on-page and off-page SEO.  Woorank’s clear, actionable insights help companies increase their search ranking, website traffic, audience engagement, conversion, and customer retention rates.

Hawk Search, Inc. (“Hawk Search”) is a search, recommendation, and personalization application, built for marketers, merchandisers and developers that enhances, normalizes and enriches a customer's site search and browse experience. Hawk Search leverages advanced artificial intelligence, machine learning and industry leading analyzers to deliver accurate results from federated data sources.

All of Bridgeline’s software is available through a cloud-based software as a service (“SaaS”) model, whose flexible architecture provides customers hosting and support. Additionally, Unbound and Hawk Search are available via a traditional perpetual licensing business model, in which the software resides on a dedicated infrastructure in either the customer’s facility, or manage-hosted by Bridgeline via a cloud-based hosted services model.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, Massachusetts; Woodbury, New York; Chicago, Illinois; Raleigh, North Carolina; Ontario, Canada; and Brussels, Belgium.

The Company has four wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd., located in Bangalore, India; Bridgeline Digital Canada, Inc., located in Ontario, Canada; Hawk Search Inc. located in Illinois, United States and Bridgeline Digital Belgium BV, located in Brussels, Belgium.

Products and Services

Products

Bridgeline Unbound Platform

Subscription and Perpetual Licenses

Bridgeline Unbound is available as either a SaaS or perpetual license and is reported as subscription and perpetual licenses in the accompanying consolidated financial statements.

The Bridgeline Unbound platform provides a unified common set of shared software modules that are critical to websites, on-line stores, intranets, extranets, and portals. The Bridgeline Unbound platform empowers companies and developers to create websites, web applications and online stores with advanced business logic, state-of-the-art graphical user interfaces, and improved quality.

The Bridgeline Unbound suite of products includes:

●

Bridgeline Unbound Experience Manager is a suite that includes Bridgeline Content Manager, Bridgeline Unbound Marketing, and Bridgeline Unbound Insights that empowers marketers to easily create personalized customer journeys. Each Unbound implementation incorporates a set of flexible templates and modules to accelerate implementation speed and reduce costs.

●

Bridgeline Unbound Content Manager is a Digital Experience Platform (“DXP”) that allows non-technical users to create, edit, and publish content via a browser-based interface. The advanced, easy-to-use interface allows businesses to keep content and promotions fresh, whether for a public commercial site or a company intranet. Bridgeline Unbound Content Manager handles the presentation of content based on a sophisticated indexing and security scheme that includes management of front-end access to online applications. The system provides a library to manage permissions, versions and organization of different content types, including multimedia files and images with advanced workflows.

●

Bridgeline Unbound Commerce is an online B2B and B2C Commerce solution that allows users to sell products and services online to both domestic and international markets. The customizable dashboard provides customers with a real-time overview of the performance of their online stores, including sales trends, demographics, profit margins, inventory levels, inventory alerts, fulfillment deficiencies, average check out times, potential production issues, and delivery times. Bridgeline Unbound Commerce also provides backend access to payment and shipping gateways.

●

Bridgeline Unbound Marketing is a Marketing Automation Platform (“MAP”) that helps marketers drive more qualified traffic to their sites through personalized and highly targeted marketing automation flows. Bridgeline Unbound Marketing's feature set includes end-to-end campaign administration - from drag-and-drop landing pages with our flexible form builder to behavior-based drip email campaigns, add-on dynamic contact and distribution list management, event-based response marketing, wizard-driven email campaign creation, and built-in goal tracking tools to measure campaign effectiveness and ROI.

●

Bridgeline Unbound Insights provides the ability to manage, measure and optimize web properties by recording detailed events and to subsequently mine data within a web application for statistical analysis. Through user-definable web reports, Bridgeline Unbound Insights provides deep insight into areas like visitor usage, content access, age of content, actions taken, event triggers, and reports on both client and server-side events.

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

●	Bridgeline Unbound Translate is a translation product that allows companies with web sites in multiple languages to create, approve, and publish content with automated and human translation services.

●

Bridgeline Unbound Franchises is a web content management and eCommerce platform built specifically to support the needs of multi-unit organizations and franchises. Bridgeline Unbound Franchise acts as a control center for a large organization’s distributed websites, enabling local content publishing that is managed through a workflow approval process that gives corporate marketing control of the brand and message.

Bridgeline also provides an alternative Digital Experience Platform that is 100% native on Salesforce called OrchestraCMS. This software is available as a SaaS license and is reported as subscription licenses in the accompanying consolidated financial statements.

●

OrchestraCMS by Bridgeline is built 100% native on Salesforce. OrchestraCMS helps Salesforce customers create digital experiences for their customers, partners, and employees - combining content with business data, processes and applications across any channel or device, including Salesforce Communities, social media, portals, intranets, websites, applications and services.

OrchestraCMS also has a rich set of APIs to enable development of custom solutions, third-party integrations and delivery of digital transformation initiatives on the Salesforce platform, helping customers drive deeper engagement and collaboration, increase efficiency and minimize risk.

Bridgeline offers an enterprise site search solution with its Celebros Search product. This software is available as a SaaS license and is reported as subscription licenses in the accompanying consolidated financial statements.

●

Celebros Search by Bridgeline is a commerce-oriented, site search product that provides for Natural Language Processing and incorporates artificial intelligence to present relevant search results based on long-tail keyword searches. Celebros Search is a semantic search and conversion technology that is available in seven languages. Celebros Search has plug-ins into the Bridgeline Unbound Commerce offering in addition to many other third-party Commerce platforms such as Magento, Shopify, Hybris and more.

●

Hawk Search by Bridgeline, is a search, recommendation, and personalization application, built for marketers, merchandisers and developers that enhances, normalizes and enriches a customer's site search and browse experience. Hawk Search leverages advanced artificial intelligence, machine learning and industry leading analyzers to deliver accurate results from federated data sources.

●

Woorank by Bridgeline is a Search Engine Optimization (“SEO”) audit tool that generates an instant audit of the site’s technical, on-page and off-page SEO.  Woorank’s clear, actionable insights help companies increase their search ranking, website traffic, audience engagement, conversion, and customer retention rates.

Services

Revenue from Digital Engagement Services

Revenue from all digital engagement services is reported as ‘Digital engagement services’ in the accompanying consolidated financial statements.

Digital Engagement Services

Digital engagement services address specific customer needs such as digital strategy, web design and web development, usability engineering, information architecture, and SEO for their mission critical website, intranet or online store. Application development engagements are often sold as part of a multiple element arrangement that includes our software products, hosting arrangements (i.e., Managed Service Hosting) that provide for the use of certain hardware and infrastructure through our partnership with Amazon Web Services or professional services retained after completion of the application development.

Sales and Marketing

Overview

Bridgeline employs a direct sales force which focuses its efforts on selling to mid-sized and large companies. These companies are generally categorized in the following vertical markets: financial services, franchise/dealer networks, retail brand names, health services and life sciences, high technology (software and hardware), credit unions and regional banks, as well as associations and foundations.

We also pursue strategic alliances and partnerships to enhance the sales and distribution opportunities of Bridgeline intellectual property.

Organic Growth from Existing Customer Base

Our business development professionals seek ongoing business opportunities within our existing customer base and within other operating divisions or subsidiaries of our existing customer base.

New Customer Acquisition

We identify customers within our vertical expertise (financial services, franchise/dealer networks, retail brand names, health services and life sciences, high technology (software and hardware), credit unions and regional banks, as well as associations and foundations). Our business development professionals create an annual territory plan identifying various strategies to engage our target customers.

Customer Retention Programs

We use digital marketing capabilities when marketing to our customer base. We make available via email and on our website Bridgeline-authored white papers, featured case studies, and other Company-related announcements. We also host educational on-line webinars, face-to-face seminars and training.

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

Acquisitions

On March 1, 2021, the Company, pursuant to a Share Purchase Agreement (the “Woorank Purchase Agreement”), acquired all of the issued and outstanding shares of Woorank, an entity located in Belgium. The total purchase price of $2.4 million consisted of (1) $285 thousand in cash paid at closing or in close proximity to closing, (2) $376 thousand of deferred cash payable in installments post-closing, (3) $352 thousand seller note issued to one of the selling shareholders, and (4) amounts payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one year from the closing date of the acquisition. The Woorank Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets and operational goals, to the selling shareholders pursuant to three separate earn-out provisions.  The acquisition date fair value of contingent consideration was $1.3 million. Under certain conditions, up to € 600 thousand (approximately $723 thousand) of the purchase price is payable, at the Company’s discretion, in shares of the Company’s common stock, par value $0.001 per share (“common stock”), at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the date of issuance or (ii) $3.38. On the closing date, the Company issued 29,433 shares of its common stock, with an aggregate issuance date fair value of $99 thousand, for a portion of the purchase price.

On May 28, 2021, the Company, pursuant to a Share Purchase Agreement (the “Hawk Purchase Agreement”), acquired all of the issued and outstanding shares of Hawk Search, an Illinois corporation. The total purchase price of $9.9 million consisted of (1) $4.8 million initial cash payment at closing, (2) issuance of 1,500 shares of the Company’s newly designated Series D Preferred Stock with an aggregate issuance date fair value of $930, and (3) $2,000 deferred cash payable on or before December 31, 2021. The Hawk Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets, to the selling shareholders as an additional earn-out, payable no later than December 31, 2022.   The acquisition date fair value of contingent consideration was $2.2 million.

There were no acquisitions during the fiscal year ended September 30, 2020.

Research and Development

We have research and development activities focusing on creating new products and innovations, product enhancements, and funding future market opportunities. Research and development expenses were approximately $2.4 million or 18% of revenues and $1.6 million or 15% of revenues during fiscal 2021 and 2020, respectively.

Employees

Human Capital

Bridgeline is dedicated to creating the best digital presence for our customers, and our employees are critical to achieving this mission. In order to continue to design innovative experiences and products, and compete and succeed in our highly competitive and rapidly evolving market, we continue to attract and retain experienced and talented employees. As part of these efforts, we strive to offer a competitive compensation and benefits program, foster a community where everyone feels included and empowered to do to their best work.

As of September 30, 2021, we had approximately 60 full-time employees. Of our full-time employees, approximately 48 were in the United States and the remaining were in our various international locations. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Compensation and Benefits Program

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, incentive bonuses, and long-term stock option awards tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer employees benefits such as life and health (medical, dental & vision) insurance, paid time off, paid parental leave, and a 401(k) plan.

Customers

We primarily serve the following vertical markets that we believe have a history of investing in information technology enhancements and initiatives:

●	Financial Services
●	Franchise/Dealer Networks
●	Retail Brand Names
●	Health Services and Life Sciences
●	High Technology (software and hardware)
●	Credit Unions and Regional Banks
●	Associations and Foundations

For the year ended September 30, 2021, no customer exceeded 10% of the Company’s total revenues. For the year ended September 30, 2020, one customer generated approximately 12% of our revenue.

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

We believe we compete adequately with others and we distinguish ourselves from our competitors in a number of ways, including:

●

We believe our competitors generally offer their web application software as a single point of entry type product (such as content management only, or commerce only) as compared to the deeply integrated approach provided by Bridgeline’s platforms.

●

We believe our competitors can generally only deploy their solutions in either a Cloud/SaaS environment or in a dedicated server environment. Bridgeline’s platform’s architecture is flexible and some are capable of being deployed in either a Cloud/SaaS or dedicated server environment.

●

We believe the majority of our competitors do not provide interactive technology development services that complement their software products. Our ability to develop mission critical websites and online stores on our own deeply integrated platforms provides a quality end-to-end solution that distinguishes us from our competitors.

●	We believe the interface of the Bridgeline platforms have been designed for ease of use without substantial technical skills.

●	Finally, we believe the Bridgeline platforms offers a competitive price-to-functionality ratio when compared to our competitors.

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

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available upon request, on our website www.bridgeline.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of the following are also available through our website on the “About – Investor Relations” page and are available in print to any shareholder who requests it:

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

We have incurred a net loss of $6.7 million for the year ended September 30, 2021, which includes expenses related to the change in the fair value of warrant liabilities. Since our inception in 2000 through fiscal 2019, we have incurred net losses. As of September 30, 2021, we had an accumulated deficit of approximately $82.3 million. Our prior losses have had an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of any future losses or when we will become profitable. If we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

In July 2021, the Company received approximately $5.8 million in cash relating the issuance of 1,543,779 shares of its common stock upon exercise of Series A Warrants, originally issued in March 2019, with an exercise price of $4.00 per share.

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

In connection with the acquisition of Hawk Search completed during the third quarter of fiscal year 2021, the Company recognized an obligation for a deferred payment representing a portion of the purchase price of $2.0 million payable on or before December 31, 2021, and contingent earn-out payments of $2.2 million (acquisition date fair value) which are payable, no later than December 31, 2022, and may vary in amount in the event of achievement of certain revenue targets and operational goals.

In connection with the acquisition of Woorank completed during the second quarter of fiscal year 2021, the Company (1) assumed the outstanding long-term debt obligations of $2.1 million of the acquiree of which $732 thousand is payable over the next twelve months, (2) issued a seller note of $352 thousand to one of the selling shareholders payable over a five-year period, (3) deferred a portion of the purchase price of $376 thousand which is expected to be paid within the next twelve months, and (4) recognized contingent earn-out payments of $1.3 million (acquisition date fair value) which are payable in the event of achievement of certain revenue targets and operational goals.

On August 17, 2020, the Company entered into an arrangement with an investment banking firm to sell up to $4,796,090 of shares of the Company’s common stock, $0.001 par value. There are no obligations for the sale or purchase of the Company’s common stock pursuant to this offering. Accordingly, there can be no assurances that the Company or investment banking firm will be successful in selling any portion of the shares available for sale pursuant to this offering. On December 18, 2020, the Company delivered written notice to Roth Capital Partners that it was suspending all offers and sales under the At the Market Offering Agreement (the “Suspension Period”), during which time the Company will not make any sales of Placement Shares. On August 17, 2021, the ATM offering expired unused.

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

The decision by a customer to purchase our products often involves the development of a complex implementation plan across a customer’s business. This process often requires a significant commitment of resources both by prospective customers and us. Given the significant investment and commitment of resources required in order to implement our software, it may take several months, or even several quarters, for marketing opportunities to materialize. If a customer’s decision to purchase our products is delayed, or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenue from these sales would be delayed. Such delays and fluctuations could cause our revenue to be lower than expected in a particular period, and we may not be able to adjust our costs quickly enough to offset such lower revenue, potentially negatively impacting our results of operations.

We depend on a third-party cloud platform provider to host our Bridgeline SaaS environment and managed services business and if we were to experience a disruption in service, our business and reputation could suffer.

We host our SaaS and managed hosting customers via a third-party, Amazon Web Services. If upon renewal date our third-party provider does not provide commercially reasonable terms, we may be required to transfer our services to a new provider, such as a data center facility, and we may incur significant equipment costs and possible service interruption in connection with doing so. Service interruptions might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our renewal rates.

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

We rely on encryption and authentication technology from third parties to provide the security and authentication to effectively secure transmission of confidential information, including consumer payment card numbers. Such technology may not be sufficient to protect the transmission of such confidential information or these technologies may have material defects that may compromise the confidentiality or integrity of the transmitted data. Any imposition of liability, particularly liability that is not covered by insurance, or is in excess of insurance coverage, could harm our reputation, business and operating results. We might be required to expend significant capital and other resources to protect further against security breaches or to rectify problems caused by any security breach, which, in turn, could divert funds available for corporate growth and expansion or future acquisitions.

Our operating lease commitments may adversely affect our financial condition and cash flows from operations.

We have contractual commitments in operating lease arrangements. Our ability to meet our expenses and contractual commitments will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. Further, our operations may not generate sufficient cash to enable us to service our working capital needs or contractual obligations resulting from our leases. If we are at any time unable to generate sufficient cash flows from operations, we may be required to obtain additional sources of financing. There can be no assurance that we would be able to successfully renegotiate such terms, or that additional financing could be obtained on terms that are favorable or acceptable to us. Refer to the Risk Factor - We may require additional financing to execute our business plan and further expand our operations, for a description of capital raising activities.

We face intense and growing competition, which could result in price reductions, reduced operating margins and loss of market share.

We operate in a highly competitive marketplace and generally encounter intense competition to create and maintain demand for our services and to obtain service contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The market for our platforms and web development services are competitive and rapidly changing. Barriers to entry in such markets are relatively low. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which may result in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

The web development/services market is highly fragmented with a large number of competitors and potential competitors. Our prominent public company competitors are Big Commerce, Salesforce (Commerce Cloud), Optimizely (Episerver), Hubspot, Sitecore, and Adobe (Experience Manager). We face competition from customers and potential customers who develop their own applications internally. We also face competition from potential competitors that are substantially larger than we are and who have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

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

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our products, which could decrease demand for such products, thus decreasing our revenue. We rely on a combination of copyright, trademark and trade secret laws, as well as licensing agreements, third-party non-disclosure agreements and other contractual measures to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse engineering our products. Our competitors may independently develop technologies that are substantially similar or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The protective mechanisms we include in our products may not be sufficient to prevent unauthorized copying. Existing copyright laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop similar products. In addition, the laws of some countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as do the laws of the United States.

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

Claims of infringement are becoming increasingly common as the software industry continues to develop and as related legal protections, including but not limited to patents, are applied to software products. Although we do not believe that our products infringe on the rights of third parties, a third party may assert that our technology or technologies of entities we acquire violates its intellectual property rights. As the number of software products in our markets increases, and the functionality of these products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

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

The average shares traded per day in fiscal 2021 was approximately 2,839,000 shares per day compared to approximately 484,000 shares for fiscal 2020, and 264,000 for fiscal 2019. Our average trading volume of our common stock can be very sporadic and may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. A low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve either now or in the future.

The market price of our common stock is volatile, which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this Annual Report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. During fiscal 2021, the closing price of our common stock as reported by NASDAQ fluctuated between $1.99 and $12.23. We are required to meet certain financial criteria in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. If we fail this requirement then NASDAQ will issue a notice that we are not in compliance and we will need to take corrective actions in order to not be delisted. Such corrective actions could be a reverse stock split.

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

We have acquired multiple businesses since our inception in 2000, including two in fiscal 2021. Future acquisitions could involve substantial investment of funds or financings by issuance of debt or equity securities and could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt. Any such acquisition may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so based upon less than optimal capital structure. Our inability to take advantage of growth opportunities for our business or to address risks associated with acquisitions or investments in businesses may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have an adverse material effect on the price of our common stock.

We have issued preferred stock with rights senior to our common stock, and may issue additional preferred stock in the future, in order to consummate a merger or other transaction necessary to continue as a going concern.

Our Certificate of Incorporation authorizes the issuance of up to 1.0 million shares of preferred stock, par value $0.001 per share, without shareholder approval and on terms established by our board of directors, of which 264,000 shares have been designated as Series A Preferred, 5,000 shares have been designated as Series B Preferred, 11,000 shares have been designated as Series C Preferred and 4,200 shares have been designated as Series D Preferred. We may issue additional shares of preferred stock in order to consummate a financing or other transaction, in lieu of the issuance of common stock. The rights and preferences of any such class or series of preferred stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of our common stock.

We have never paid dividends on our common stock and we do not anticipate paying dividends in the future.

We have never paid cash dividends and do not believe that we will pay any cash dividends on our common stock in the future. Since we have no plan to pay cash dividends, an investor would only realize income from their investment in our shares if there is an increase in the market price of our common stock, which is uncertain and unpredictable.

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

The COVID-19 pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments.

In 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our services. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have recommended, and some governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place, social distancing ordinances, and business shutdowns. There is considerable uncertainty regarding the extent to which the COVID-19 outbreak will continue to spread, and the extent and duration of governmental and other measures implemented to try to limit the spread of the virus.

The pandemic and such preventive measures, or others required or that we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, increased claims or other expenses, potential border closures, and others. These disruptions and challenges may continue for an indefinite period of time and may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. Additionally, the effects of COVID-19 on the global economy could adversely affect our ability to access the capital and other financial markets, and if so, we may need to consider alternative sources of funding for some of our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital. These uncertain economic conditions may also result in the inability of our customers to make payments to us, on a timely basis or at all.

Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

Item 1B. Unresolved Staff Comments

None

Item 2.   Properties.

The following table lists our office locations, all of which are leased:

Geographic Location	Address	Size
Woburn, Massachusetts	100 Sylvan Rd Suite G-700 Woburn, MA 01801	775 square feet, professional office space
Woodbury, New York	150 Woodbury Road Woodbury, NY 11797	3,630 square feet, professional office space
Brussels, Belgium	Cours Saint Michel 30B 1040 Brussels, Belgium	PO Box
Raleigh, North Carolina	4242 Six Forks Rd Suite 1550 North Hills Tower II Raleigh, NC 27609	202 square feet, professional office space
Vancouver, Canada	1055 West Hastings St, Suite 1700 Guinness Tower Vancouver BC V6E 2E9	PO Box
Des Plaines, Illinois	2700 S River Rd, Suite 400 Des Plaines, IL 60018	2,500 square feet, professional office space

Item 3.  Legal Proceedings.

From time to time, we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our common shareholders in the near future. As of December 13, 2021, our common stock was held of record by approximately 12,435 shareholders. Most of the Company’s shares of common stock are held in street name through one or more nominees.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The following summarizes all sales of our unregistered securities during the year ended September 30, 2021 for which more information is disclosed on our Form 8-Ks. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(a)(2), 4(a)(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

(1)

On May 14, 2021, the Company offered and sold, in a registered direct offering, a total of 1,060,000 shares of its common stock at a price of $2.28 per share. On the same day, the Company entered into securities purchase agreements with certain institutional investors in connection with a private placement of 2,700 shares of newly designated Series D Convertible Preferred Stock at a price of $1,000 per share and warrants to purchase up to an aggregate of 592,105 shares of common stock at an exercise price of $2.51 per share. Joseph Gunnar & Company, LLC acted as lead placement agent for the offering and Taglich Brothers, Inc. acted as co-placement agent for the offering. The Company issued to the placement agents common stock purchase warrants to purchase an aggregate of 179,536 shares of common stock. The warrants have a term of five years from the commencement of sales and an exercise price of $2.85 per share. The aggregate proceeds, net of cash paid for certain fees due to placement agents and transaction related expenses, of these two transactions that occurred on the same day was $4.6 million. As of September 30, 2021, all 2,700 shares of Series D Preferred Stock were converted to 1,184,211 common shares.

(2)

On May 28, 2021, the Company issued 1,500 shares of the newly designated Series D Convertible Preferred Stock as a component of the purchase price for the acquisition of Hawk Search. As of September 30, 2021, all 1,500 shares of Series D Preferred Stock were converted to 657,895 common shares.

Item 6.   Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors and risks, including the impact of any weakness in the U.S. and international economies on our business, our inability to manage our future growth effectively or profitably, fluctuations in our revenue and quarterly results, our license renewal rate, the impact of competition and our ability to maintain margins or market share, the limited market for our common stock, the ability to maintain our listing on the NASDAQ Capital Market, the volatility of the market price of our common stock, the ability to raise capital, the performance of our products, our ability to respond to rapidly evolving technology and customer requirements, our ability to protect our proprietary technology, the security of our software and response to cyber security risks, our ability to meet our financial obligations and commitments, our dependence on our management team and key personnel, our ability to hire and retain future key personnel, our ability to maintain an effective system of internal controls, or our ability to respond to government regulations. These and other risks are more fully described herein and in our other filings with the Securities and Exchange Commission.

This section should be read in combination with the accompanying audited consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Overview

Bridgeline Digital is a marketing technology software company that helps customers grow online revenue and share information with customers, partners, and employees.

Bridgeline’s Unbound platform is a Digital Experience Platform that includes Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics.

Bridgeline’s Unbound platform, combined with its professional services, assists customers in driving lead generation, increasing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs.

Our Unbound Franchise product empowers large franchises, brand networks, and other multi-unit organizations to manage a large hierarchy of digital properties at scale.

OrchestraCMS is the only content and digital experience platform built 100% native on Salesforce and helps customers create websites and intranets for their customers, partners, and employees; uniquely combining content with business data, processes and applications across any channel or device, including Salesforce Communities, social media, portals, intranets, websites, applications and services.

Celebros Search is a commerce-oriented site search product that provides for Natural Language Processing with artificial intelligence to present very relevant search results based on long-tail keyword searches in seven languages.

Woorank SRL (“Woorank”) is a Search Engine Optimization (“SEO”) audit tool that generates an instant audit of the site’s technical, on-page and off-page SEO. Woorank’s clear, actionable insights help companies increase their search ranking, website traffic, audience engagement, conversion, and customer retention rates.

Hawk Search, Inc. (“Hawk Search”) is a search, recommendation, and personalization application, built for marketers, merchandisers and developers that enhances, normalizes and enriches a customer's site search and browse experience. Hawk Search leverages advanced artificial intelligence, machine learning and industry leading analyzers to deliver accurate results from federated data sources.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Sales and Marketing

Bridgeline employs a direct sales force which focuses its efforts on selling to mid-sized and large companies. These companies are generally categorized in the following vertical markets: financial services, franchise/dealer networks, retail brand names, health services and life sciences, high technology (software and hardware), credit unions and regional banks, as well as associations and foundations. We also pursue strategic alliances and partnerships that will enhance the sales and distribution opportunities of Bridgeline intellectual property.

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, Massachusetts; Woodbury, New York; Chicago, Illinois; Raleigh, North Carolina; Ontario, Canada; and Brussels, Belgium.

The Company has four wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd., located in Bangalore, India; Bridgeline Digital Canada, Inc., located in Ontario, Canada; and Bridgeline Digital Belgium BV, located in Brussels, Belgium.

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

On March 1, 2021, the Company, pursuant to a Share Purchase Agreement (the “Woorank Purchase Agreement”), acquired all of the issued and outstanding shares of Woorank SRL (“Woorank”), an entity located in Belgium. The total purchase price of approximately $2.4 million consisted of (1) $285 thousand in cash paid at closing or in close proximity to closing, (2) $376 thousand of deferred cash payable in installments post-closing, (3) $352 thousand seller note issued to one of the selling shareholders, and (4) amounts payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one year from the closing date of the acquisition. The Woorank Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets and operational goals, to the selling shareholders pursuant to three separate earn-out provisions.  The acquisition date fair value of contingent consideration was $1.3 million. Under certain conditions, up to € 600 thousand (approximately $723 thousand) of the purchase price is payable, at the Company’s discretion, in shares of the Company’s common stock, par value $0.001 per share, at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the date of issuance or (ii) $3.38. On the closing date, the Company issued 29,433 shares of its common stock, with an aggregate issuance date fair value of $99 thousand, for a portion of the purchase price.

On May 28, 2021, the Company, pursuant to a Share Purchase Agreement (the “Hawk Purchase Agreement”), acquired all of the issued and outstanding shares of Hawk Search, Inc., an Illinois corporation (“Hawk Search”). The total purchase price of approximately $9.9 million consisted of (1) $4.8 million initial cash payment at closing, (2) issuance of 1,500 shares of the Company’s newly designated Series D Preferred Stock with an aggregate issuance date fair value of $930 thousand, and (3) $2.0 million deferred cash payable on or before December 31, 2021. The Hawk Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets, to the selling shareholders as an additional earn-out, payable no later than December 31, 2022.   The acquisition date fair value of contingent consideration was approximately $2.2 million.

Customer Information

We currently have over 150,000 active customers. For the year ended September 30, 2021, no customers exceeded 10% of the Company’s total revenue. For the year ended September 30, 2020, one customer represented approximately 12% of the Company’s total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2021 (“fiscal 2021”) increased to $13.3 million from $10.9 million for the fiscal year ended September 30, 2020 (“fiscal 2020”). Loss from operations for fiscal 2021 was $1.2 million, compared with loss from operations of $1.6 million for fiscal 2020. We had a net loss for fiscal 2021 of $6.7 million, which included government grant income related to Paycheck Protection Program (“PPP”) loan forgiveness of $88 thousand, a loss of approximately $5.9 million as a result of the change in fair value of certain warrant liabilities and a $1.2 million discrete benefit in taxes, compared with net income of $326 thousand, which included government grant income related to PPP loan forgiveness of $960 thousand and a gain of approximately $1.0 million as a result of the change in fair value of certain warrant liabilities for fiscal 2020. Basic and diluted net loss per share calculation attributable to common shareholders for fiscal 2021 was ($1.47) compared with the equivalent basic net loss per share attributable to common shareholders of ($0.59) for fiscal 2020.

(in thousands)	Years Ended September 30,
			$	%
	2021	2020	Change	Change
Net Revenue
Digital engagement services	$3,296	$3,409	$(113)	(3)%
% of total net revenue	25%	31%
Subscription and perpetual licenses	9,963	7,498	2,465	33%
% of total net revenue	75%	69%
Total net revenue	13,259	10,907	2,352	22%

Cost of revenue
Digital engagement services	1,743	1,831	(88)	(5)%
% of digital engagement services revenue	53%	54%
Subscription and perpetual licenses	2,790	2,676	114	4%
% of subscription and perpetual revenue	28%	36%
Total cost of revenue	4,533	4,507	26	1%
Gross profit	8,726	6,400	2,326	36%
Gross profit margin	66%	59%

Operating expenses
Sales and marketing	2,726	2,614	112	4%
% of total revenue	21%	24%
General and administrative	2,359	2,455	(96)	(4)%
% of total revenue%	18%	23%
Research and development	2,387	1,641	746	45%
% of total revenue	18%	15%
Depreciation and amortization	1,202	968	234	24%
% of total revenue	9%	9%
Restructuring and acquisition related expenses	1,235	366	869	237%
% of total revenue	9%	3%
Total operating expenses	9,909	8,044	1,865	23%

Loss from operations	(1,183)	(1,644)	461	(28)%
Interest expense and other, net	(883)	(7)	(876)	12,514%
Government grant income	88	960	(872)	(91)%
Change in fair value of warrant liabilities	(5,885)	1,028	(6,913)	(672)%
Income (loss) before income taxes	(7,863)	337	(8,200)	(2,433)%
Provision for (benefit from) income taxes	(1,174)	11	(1,185)	(10,773)%

Net income/(loss)	$(6,689)	$326	$(7,015)	(2,152)%

Non-GAAP Measure:
Adjusted EBITDA	$1,839	$(116)	$1,955	(1,685)%

Revenue

Our revenue is derived from two sources: (i) digital engagement services and (ii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of Bridgeline Unbound implementation and retainer-related services. Total revenue from digital engagement services decreased $113 thousand, or 3%, to $3.3 million in fiscal 2021 from $3.4 million in fiscal 2020. Digital engagement services revenue as a percentage of total revenue decreased to 25% in fiscal 2021 from 31% in fiscal 2020. The decrease compared to the prior period is primarily due to a decrease in new service engagements partially offset by $325 thousand related to revenues from the Company’s fiscal 2021 acquisitions.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $2.5 million, or 33%, to $10.0 million in fiscal 2021 from $7.5 million in fiscal 2020. The increase compared to the prior period is primarily due to significant multi-year license renewals across our diverse portfolio of Fortune 500 companies and the inclusion of revenue of $2.6 million from the Company’s fiscal 2021 acquisitions. Subscription and perpetual license revenue as a percentage of total revenue increased to 75% in fiscal 2021 from 69% in fiscal 2020. The increase as a percentage of total revenue is attributable to the additional increase in subscription and perpetual licenses during the period compared to digital services revenue.

Cost of Revenue

Total cost of revenue for fiscal 2021 increased $26 thousand, or 1%, to $4.5 million from $4.5 million. The increase for fiscal 2021 compared to fiscal 2020 is primarily attributable to decreases in headcount and the use of third-party consultants.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $88 thousand, or 5%, to $1.7 million in fiscal 2021 from $1.8 million in fiscal 2020. The decrease in cost of digital engagement services in fiscal 2021 compared to fiscal 2020 is primarily due to the allocation of support team and third-party subcontractor costs and additional costs related to the fiscal 2021 business acquisitions. The cost of total digital engagement services as a percentage of total digital engagement services revenue decreased to 53% in fiscal 2021 from 54% in fiscal 2020. The decrease as a percentage of revenues in fiscal 2021 compared to fiscal 2020 is primarily due to the overall decrease in digital engagement services revenue and costs incurred related to fiscal 2021 business acquisitions, as noted above.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $114 thousand, or 4%, to $2.8 million in fiscal 2021 compared to $2.7 million in fiscal 2020. The increase in cost of subscription and perpetual licenses in fiscal 2021 compared to fiscal 2020 is primarily due to a reduction within our fixed costs to operate our cloud-based hosting model with Amazon Web Services and variable internal support costs. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 28% in fiscal 2021 from 36% in fiscal 2020. The decrease as a percentage of revenues is primarily due to the overall increases in subscription and perpetual license revenue.

Gross Profit

Gross profit increased $2.3 million, or 36%, in fiscal 2021 to $8.7 million compared to $6.4 million in fiscal 2020.The gross profit margin increased to 66% for fiscal 2021 compared to 59% for fiscal 2020. The increase in the gross profit margin for fiscal 2021 compared to fiscal 2020 is primarily attributable to decreases in headcount and the use of third-party consultants and an increase in the proportion of license revenue, which is generally associated with higher margins, to digital engagement service revenue.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $112 thousand, or 4%, to $2.7 million in fiscal 2021 from $2.6 million in fiscal 2020. Sales and marketing expense as a percentage of total revenue decreased to 21% in fiscal 2021 compared to 24% in fiscal 2020. The increase compared to the prior period is primarily attributable to the allocation of third-party subcontractor and partner costs and additional costs related to the fiscal 2021 business acquisitions. The decrease as a percentage of revenues is primarily due to the overall increase in revenues.

General and Administrative Expenses

General and administrative expenses decreased $96 thousand, or 4%, to $2.4 million in fiscal 2021 from $2.5 million in fiscal 2020. General and administrative expense as a percentage of revenue decreased to 18% in fiscal 2021 compared to 23% in fiscal 2020. These net decreases compared to the prior period are primarily attributable to an overall decrease in support headcount and personnel expenses offset by increases associated with business acquisitions in fiscal 2021.

Research and Development

Research and development expense increased $746 thousand, or 45%, to $2.4 million in fiscal 2021 from $1.6 million in fiscal 2020. Research and development expense as a percentage of total revenue increased to 18% in fiscal 2021 compared to 15% for fiscal 2020. These increases compared to the prior period are primarily attributable to the allocation of support team and third-party subcontractor costs and additional research and development expenses related to the business acquisitions in fiscal 2021.

Depreciation and Amortization

Depreciation and amortization expense increased by $234 thousand, or 24%, to $1.2 million in fiscal 2021 from $968 thousand in fiscal 2020. Depreciation and amortization as a percentage of total revenue remained consistent at 9% in fiscal 2021 and 2020. The increase compared to the prior period is primarily due to amortization of intangible assets resulting from acquisitions completed during fiscal 2021.

Restructuring and Acquisition Related Expenses

In connection with the acquisition of businesses completed during the fiscal 2021 second and third quarters, the Company incurred acquisition related legal and investment banking expenses of $1.2 million during fiscal 2021.

During fiscal 2020, the Company recognized $366 thousand related to a reduction in the workforce in its U.S. and Canada operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies, which resulted in a reduction of 15 positions.

Loss from Operations

The loss from operations was $1.2 million for fiscal 2021 compared to a loss from operations of $1.6 million for fiscal 2020, a decrease of $461 thousand or 28%.

Interest expense and other, net; Government grant income; Change in fair value of warrant liabilities

The Company recognized a loss related to the change in fair value of warrant liabilities of $5.9 million, for the year ended September 30, 2021 and a gain related to the change in fair value of warrant liabilities of $1.0 million for the year ended September 30, 2020, respectively.

During the years ended September 30, 2021 and 2020, the Company recognized government grant income of $88 thousand and $960 thousand, respectively, associated with proceeds received under the PPP deemed probable to be forgiven based on the actual expenditures from the date proceeds were received by the Company through September 30, 2020. The Company applied for full PPP loan forgiveness on March 29, 2021 and received approval from the U.S. Small Business Administration’s (the “SBA”) in August 2021. The Company classifies unexpended loan proceeds on the accompanying consolidated balance sheets as a current or noncurrent liability based on the contractual maturities of the underlying loan agreement. During the first quarter of fiscal 2021, the remaining loan proceeds were expended on qualified expenses and as a result, the Company recognized $88 thousand of government grant income.

During the years ended September 30, 2021 and 2020, interest expense and other net, was $883 thousand and $7 thousand, respectively and included non-recurring non-operating costs.

Provision for Income Taxes

The provision for (benefit from) income taxes was ($1.2) million for fiscal 2021 and $11 thousand for fiscal 2020, respectively. Income tax expense consists of estimated liability for federal and state income taxes owed by the Company.  Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company maintains a valuation allowance against its net deferred tax assets. As of September 30, 2021 and 2020, the Company had a full valuation allowance on its net deferred tax assets.

The Federal NOL carryforward is approximately $32 million as of September 30, 2021 in which the 20-year carryforward expires on various dates through 2037 and the remaining NOL carryforward is indefinite. Net operating losses incurred after December 31, 2017 carry forward indefinitely. Internal Revenue Code Section 382 places certain limitations on the amount of taxable income that can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation on utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards. The Company also has approximately $30 million in state NOLs which expire on various dates through 2039.

The acquisition of Hawk Search, Inc. during the third quarter of fiscal 2021 resulted in the recognition of deferred tax liabilities of approximately $1.1 million, related to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its net deferred tax assets. The deferred tax liabilities generated from the business combination netted against the Company’s pre-existing deferred tax assets. Consequently, the impact of such resulted in the release of $1.1 million of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit recognized during fiscal 2021.

Adjusted EBITDA

We also measure our performance based on a non-GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, impairment of goodwill and intangible assets, non-cash warrant related expenses, other income and expenses, change in fair value of derivative instruments, change in fair value of contingent consideration, and restructuring and acquisition related charges (“Adjusted EBITDA”).

We believe this non-GAAP financial measure of Adjusted EBITDA is useful to management and investors in evaluating our operating performance for the periods presented and provides a tool for evaluating our ongoing operations.

Adjusted EBITDA, however, is not a measure of operating performance under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should not be considered as an alternative or substitute for U.S. GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with U.S. GAAP. Adjusted EBITDA as an operating performance measure has material limitations because it excludes the financial statement impact of income taxes, net interest expense, amortization of intangibles, depreciation, goodwill impairment, restructuring charges, acquisition related expenses, loss on disposal of assets, other amortization, changes in fair value of warrant liabilities, changes in fair value of contingent consideration and stock-based compensation, and therefore does not represent an accurate measure of profitability. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for a complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable U.S. GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under U.S. GAAP.

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA:

	Years Ended September 30,
	2021	2020
Net income (loss)	$(6,689)	$326
Provision for income tax	(1,174)	11
Interest expense and other, net	883	7
Government grant income	(88)	(960)
Change in fair value of warrants	5,885	(1,028)
Amortization of intangible assets	1,130	891
Depreciation	70	61
Restructuring and acquisition related charges	1,235	366
Other amortization	2	16
Stock-based compensation	188	194
Adjusted EBITDA	$1,442	$(116)

Adjusted EBITDA increased year over year, which is primarily attributable to increases in revenues due to business acquisitions that occurred in fiscal 2021 and cost control measures.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $989 thousand during fiscal 2021 compared to cash used in operating activities of $498 thousand during fiscal 2020.  The change in cash used in operating activities compared to the prior period was primarily due to an increase in loss from operations partially offset by changes in non-cash items, including changes in fair value of warrant liabilities, and changes to accounts payable and accrued liabilities and deferred revenue.

Investing Activities

Cash used in investing activities was $4.5 million during fiscal 2021 and we did not have any cash flows from investing activities during fiscal 2020. Cash used in investing activities during fiscal 2021 was primarily related to net cash paid for the purchase of businesses during the second and third fiscal quarters of 2021.

Financing Activities

Cash provided by financing activities was $13.5 million during fiscal 2021 compared with $1.0 million during fiscal 2020. Cash provided by financing activities was primarily attributable to cash proceeds of approximately $14.3 million related to the issuance of common stock, Series D Convertible Preferred Stock and stock options and warrant exercises partially offset by re-payments of contingent consideration and long-term debt assumed in connection with the acquisition of a business. Cash provided by financing activities for fiscal 2020 was attributable to the proceeds received under the PPP.

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

In July 2021, the Company received approximately $5.8 million in cash relating the issuance of 1,543,779 shares of its common stock upon exercise of Series A Warrants, originally issued in March 2019, with an exercise price of $4.00 per share.

On May 14, 2021, the Company offered and sold, in a registered direct offering, a total of 1,060,000 shares of its common stock par value $0.001 per share, at a price of $2.28 per share. On the same day, the Company entered into securities purchase agreements with certain institutional investors in connection with a private placement of 2,700 shares of newly designated Series D Convertible Preferred Stock at a price of $1,000 per share and warrants to purchase up to an aggregate of 592,105 shares of common stock at an exercise price of $2.51 per share. The aggregate proceeds, net of cash paid for certain fees due to placement agents and transaction-related expenses, of these two transactions that occurred on the same day was $4.6 million.

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

In connection with an acquisition of a business completed during the 2021 fiscal year third quarter (Hawk Search), the Company recognized an obligation for a deferred payment representing a portion of the purchase price of $2.0 million payable on or before December 31, 2021 and contingent earn-out payments of $2.2 million which are payable, no later than December 31, 2022, in the event of achievement of certain revenue targets and operational goals.

In connection with an acquisition of a business completed during the 2021 fiscal year second quarter (Woorank), the Company (1) assumed the outstanding long-term debt obligations of $2.1 million of the acquiree of which $732 thousand is payable over the next twelve months, (2) issued a seller note of $352 thousand to one of the selling shareholders payable over a five-year period, (3) deferred a portion of the purchase price of $376 thousand which is expected to be paid within the next twelve months, and (4) recognized contingent earn-out payments of $1.3 million which are payable in the event of achievement of certain revenue targets and operational goals.

In prior years, the Company incurred operating losses and used cash to fund operations, develop new products, and build infrastructure. During its 2020 fiscal year, the Company executed an operating plan that reduced operating expenses and headcount. The Company continued to maintain tight control over discretionary spending for the 2021 fiscal year. The Company believes that future revenues and cash flows will supplement its working capital and it has an appropriate cost structure to support future revenue growth.

On April 17, 2020, the Company entered into a loan with an aggregate principal amount of $1,047,500, pursuant to the PPP. The Company performed initial calculations for PPP loan forgiveness according to the terms and conditions of the SBA Loan Forgiveness Application (Revised June 16, 2020) and, based on such calculations, expected that the PPP loan will be forgiven in full based on usage of related proceeds over a period less than 24 weeks. In addition, the Company determined it was probable the Company will meet all the conditions of the PPP loan forgiveness. The Company applied for full PPP loan forgiveness on March 29, 2021, and received approval from the SBA in August 2021. The Company classifies unexpended loan proceeds on the accompanying consolidated balance sheets as a current or noncurrent liability based on the contractual maturities of the underlying loan agreement. During the first quarter of fiscal 2021, the remaining loan proceeds were expended on qualified expenses and as a result, the Company recognized $88 thousand as government grant income.

Off-Balance Sheet Arrangements

At this time, the Company does not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, other than our operating leases.

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases and subleases is $550 thousand and $236 thousand, respectively, of which $185 thousand and $101 thousand is expected in the next twelve months.   Debt payments on the Company’s various debt obligations total $1.9 million of which $732 thousand is expected to be paid in the next twelve months. Contingent consideration payments total $3.4 million of which $1.2 million is expected to be paid in the next twelve months. Deferred purchase price payments total $2.4 million of which $2.2 million is expected to be paid in the next twelve months.

Critical Accounting Policies and Estimates

These critical accounting policies and estimates by our management should be read in conjunction with Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements that were prepared in accordance with U.S. GAAP.

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting periods. We regularly make estimates and assumptions that affect the reported amounts of assets and liabilities. The most significant estimates included in our consolidated financial statements are the valuation of accounts receivable and long-term assets, including intangibles, goodwill and deferred tax assets, stock-based compensation, amounts of revenue to be recognized on service contracts in progress, unbilled receivables, and deferred revenue. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Revenue recognition;

●	Allowance for doubtful accounts;

●	Accounting for goodwill and other intangible assets;

●	Accounting for business combinations;

●	Accounting for Payroll Protection Program; and

●	Accounting for stock-based compensation.

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

The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

1.	Identify the customer contract;
2.	Identify performance obligations that are distinct;
3.	Determine the transaction price;
4.	Allocate the transaction price to the distinct performance obligations; and
5.	Recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability and consideration is probable.

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the Company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

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

Accounting for Goodwill and Intangible Assets

Goodwill is tested for impairment annually during the fourth quarter of every fiscal year and more frequently if events and circumstances indicate that the asset might be impaired. The purpose of an impairment test is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill to its fair value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Accounting for Business Combinations

The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows and discounts rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through general and administrative expense on the consolidated statements of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through income (loss) before income taxes within the consolidated statements of operations.

Accounting for Payroll Protection Program

U.S. GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on the facts and circumstances, the Company determined it most appropriate to account for the PPP loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from a government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” as defined in Financial Accounting Standards Board (“FASB”) ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its expectations of PPP loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Further, IAS 20 permits for the recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a clearer distinction in its consolidated financial statements between its operating income and the amount of net income resulting from the PPP loan and subsequent expected forgiveness. The Company believes this presentation method promotes greater comparability amongst all periods presented.

Accounting for Stock-Based Compensation

At September 30, 2021, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options. The two plans are more fully described in Note 12 of these consolidated financial statements.

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

We estimate the fair value of stock options using the Black-Scholes-Merton option valuation model.  The fair value of an award is affected by our stock price on the date of grant as well as other assumptions, including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options.  The risk-free interest rate assumption we use is based upon United States Treasury interest rates appropriate for the expected life of the awards.  We use the historical volatility of our publicly traded options in order to estimate future stock price trends.  In order to determine the estimated period of time that we expect employees to hold their stock options, we use historical trends of employee turnovers.  Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we record to vary.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Bridgeline Digital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Bridgeline Digital, Inc. and Subsidiaries (the “Company”) as of September 30, 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations – Acquisitions of Woorank SRL and Hawk Search, Inc.

As described in Note 16 to the consolidated financial statements, the Company completed acquisitions of (1) Woorank SRL on March 1, 2021, for purchase consideration of approximately $2.4 million and (2) Hawk Search, Inc. on May 28, 2021 for purchase consideration of approximately $9.9 million. The purchase price allocations resulted in the Company recording $6.3 million of intangible assets and $3.5 million of contingent consideration payable, estimated at the acquisition date.

The Company accounted for both acquisitions under the acquisition method of accounting for business combinations. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The fair value of intangible assets was determined based on valuations using a discounted cash flow model, which requires significant estimates and assumptions, including estimating future revenues and costs. Management, with the assistance of an independent valuation expert, estimated the fair value of the intangible assets using the multi-period excess earnings method (customer relationships) and the relief from royalty methodology (tradename and developed technology). The fair value of contingent consideration payable was determined based on the probability of achievement of the revenue targets and operational goals, which requires significant estimates and assumptions, including estimating future revenues. Management, with the assistance of an independent valuation expert, estimated the fair value of the contingent consideration payable using the Monte Carlo simulation model.

Given the fair value determination of the intangible assets and contingent consideration payable requires management to make significant estimates and assumptions related to the forecasts of future cash flows and the selection of the discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●

reviewing the purchase and sale agreements and evaluating the transactions to determine that  both acquisitions met the requirements of a business combination, and our analysis of the initial allocation of the purchase price accounting as well as the determination of the balance sheet classification of each component of the transaction.

●

obtaining  third party valuation reports to gain an understanding of the process and key assumptions for estimating the fair value of intangible assets and contingent consideration payable. We utilized our valuation specialists to evaluate the adequacy and appropriateness of the methodologies and assumptions used in developing the forecast and the discount rates used.

●

agreeing the underlying data used as part of the valuations to  source documents, including the purchase and sale agreements, and assessing the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results.

●	performing independent shadow calculations to test the reasonableness and mathematical accuracy of the fair values concluded on by the Company.
●	evaluating whether the estimated future cash flows were consistent with projections used by the Company, as well as evidence obtained in other areas of the audit.

Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements.

Derivative Instruments

As described in Note 12 to the consolidated financial statements, in May 2021, the Company offered and sold, in a registered direct offering, shares of its common stock and entered into a private placement which consisted of Series D Convertible Preferred Stock and warrants to purchase common stock upon conversion of the Series D Preferred Stock for aggregate gross proceeds of $5.1 million. The Company allocated the proceeds between equity instruments and derivative liabilities using the relative fair value approach. As described in Note 5 to the consolidated financial statements, the Company classifies warrants on its Series A, C and D convertible preferred stock as liabilities that are subject to re-measurement on a quarterly basis. Management, with the assistance of an independent valuation expert, estimates the fair value of the warrant liabilities using Monte Carlo simulation and Black Scholes models, which take into consideration the volatilities of the Company and comparable public companies.

Given the determination of the fair values of equity instruments and derivative liabilities require management to make significant estimates and assumptions regarding the relevant valuation calculations, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having the expertise in the valuation of financial instruments.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●

evaluating management’s assessment and the Company’s accounting analysis as to the classification of equity instruments and derivative liabilities, including the determination of the balance sheet classification of each component of the transaction and identification of any derivatives included in the arrangements.

●

obtaining third party valuation reports to gain an understanding of management’s key assumptions in determining the fair value of warrant liabilities and assessing the source information underlying the valuation assumptions.

●

with the assistance of our valuation specialists, evaluating the methodologies and assumptions used to assess the Company’s fair value of equity instruments and derivative liabilities, including the selection of the valuation methodology and other significant assumptions used by the Company.

●

performing independent shadow calculations to test the reasonableness of the fair values for warrant liabilities concluded on by the Company’s specialist. Such calculations assessed the mathematical accuracy of the valuation model and assessed the source information underlying the valuation assumptions used in the model to determine the fair value for the Series D issuance at inception and liability classified warrants on a quarterly basis.

●	assess the appropriateness of the disclosures in the consolidated financial statements.

/s/ PKF O'Connor Davies, LLP

PKF O'Connor Davies, LLP

New York, New York

December 20, 2021

We have served as the Company’s auditor since February 27, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Bridgeline Digital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bridgeline Digital, Inc. (the “Company”) as of September 30, 2020, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows for the year ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2006 (such date takes into account the acquisition of a portion of UHY LLP by Marcum LLP in April 2010) to 2021.

Boston, MA

December 23, 2020

BRIDGELINE DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$8,852	$861
Accounts receivable, net	1,370	665
Prepaid expenses	179	268
Other current assets	17	111
Total current assets	10,418	1,905
Property and equipment, net	252	238
Operating lease assets	481	294
Intangible assets, net	7,755	2,617
Goodwill	15,985	5,557
Other assets	76	49
Total assets	$34,967	$10,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$732	$-
Current portion of operating lease liabilities	161	96
Accounts payable	974	1,311
Accrued liabilities	908	599
Purchase price and contingent consideration payable, current portion (Note 16)	3,463	-
Paycheck Protection Program Liability (Note 10)	-	88
Deferred revenue	2,097	1,511
Total current liabilities	8,335	3,605

Long-term debt, net of current portion (Note 10)	1,197	-
Operating lease liabilities, net of current portion	320	198
Purchase price and contingent consideration payable, net of current portion (Note 16)	2,360	-
Warrant liabilities	4,404	2,486
Other long-term liabilities	774	15
Total liabilities	17,390	6,304

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series A Convertible Preferred stock: 264,000 shares authorized; no shares issued and outstanding at September 30, 2021 and 2020	-	-
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at September 30, 2021 and 2020	-	-
Series D Convertible Preferred stock: 4,200 shares authorized; no shares issued and outstanding at September 30, 2021 and 2020	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,187,128 shares at September 30, 2021 and 4,420,170 shares at September 30, 2020, issued and outstanding	10	4
Additional paid-in capital	100,207	78,316
Accumulated deficit	(82,287)	(73,583)
Accumulated other comprehensive loss	(353)	(381)
Total stockholders’ equity	17,577	4,356
Total liabilities and stockholders’ equity	$34,967	$10,660

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended September 30,
	2021	2020
Net revenue:
Digital engagement services	$3,296	$3,409
Subscription and perpetual licenses	9,963	7,498
Total net revenue	13,259	10,907

Cost of revenue:
Digital engagement services	1,743	1,831
Subscription and perpetual licenses	2,790	2,676
Total cost of revenue	4,533	4,507
Gross profit	8,726	6,400

Operating expenses:
Sales and marketing	2,726	2,614
General and administrative	2,359	2,455
Research and development	2,387	1,641
Depreciation and amortization	1,202	968
Restructuring and acquisition related expenses	1,235	366
Total operating expenses	9,909	8,044

Loss from operations	(1,183)	(1,644)
Interest expense and other, net	(883)	(7)
Government grant income (Note 10)	88	960
Change in fair value of warrant liabilities	(5,885)	1,028
Income (loss) before income taxes	(7,863)	337
Provision for (benefit from) income taxes	(1,174)	11

Net income (loss)	(6,689)	326
Dividends on Series A convertible preferred stock	-	(106)
Deemed dividend on convertible preferred stock (Notes 12 and 16)	(2,015)	(2,314)
Net loss attributable to common shareholders	$(8,704)	$(2,094)

Net loss per share attributable to common shareholders:
Basic	$(1.47)	$(0.59)
Diluted	$(1.47)	$(0.59)
Number of weighted average shares outstanding:
Basic	5,935,981	3,555,032
Diluted	5,935,981	3,555,032

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

	Years Ended September 30,
	2021	2020
Net income (loss)	$(6,689)	$326
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	28	(43)
Comprehensive income (loss)	(6,661)	283
Dividends on Series A convertible preferred stock	-	(106)
Deemed dividend on convertible preferred stock (Notes 12 and 16)	(2,015)	(2,314)
Comprehensive loss attributable to common shareholders	$(8,676)	$(2,137)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2019	262,751	$-	2,798,475	$3	$75,620	$(71,489)	$(338)	$3,796
Dividends on Series A convertible preferred stock						(106)		(106)
Deemed dividend on amendment of Series A convertible preferred stock (Note 12)					2,314	(2,314)		-
Series A convertible preferred stock dividend liabilities settled in shares			112,960	1	188			189
Series A convertible preferred stock conversion to common	(262,310)		1,498,623					-
Series C convertible preferred stock conversion to common	(91)		10,112					-
Stock-based compensation expense					194			194
Net income						326		326
Foreign currency translation							(43)	(43)
Balance at September 30, 2020	350	$-	4,420,170	$4	$78,316	$(73,583)	$(381)	$4,356
Stock-based compensation expense					607			607
Deemed dividend on beneficial conversion feature (Notes 12 and 16)					2,015	(2,015)		-
Issuance of common stock – stock options exercised			27,333		39			39
Issuance of common stock – warrants exercised			1,928,086	3	12,371			12,374
Issuance of common stock, net of offering costs			1,940,000	2	4,453			4,455
Issuance of stock in connection with acquisition of a business			29,433		99			99
Issuance of Series D convertible preferred stock, net of offering costs	2,700				1,377			1,377
Issuance of Series D convertible preferred in connection with acquisition of business	1,500				930			930
Series D convertible preferred stock conversion to common	(4,200)		1,842,106	1				1
Net loss						(6,689)		(6,689)
Foreign currency translation							28	28
Balance at September 30, 2021	350	$-	10,187,128	$10	$100,207	$(82,287)	$(353)	$17,577

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(6,689)	$326
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	1,130	891
Depreciation	70	61
Other amortization	2	16
Change in fair value of contingent consideration	170	-
Change in fair value of warrant liabilities	5,885	(1,028)
Stock-based compensation	607	194
Deferred income taxes	(1,196)	-
Government grant income (Note 10)	(88)	(960)
Changes in operating assets and liabilities
Accounts receivable	36	630
Prepaid expenses	149	89
Other current assets and other assets	99	(21)
Accounts payable and accrued liabilities	(920)	(585)
Deferred revenue	(613)	(75)
Other liabilities	369	(36)
Total adjustments	5,700	(824)
Net cash used in operating activities	(989)	(498)
Cash flows from investing activities:
Software development capitalization costs	(30)	-
Purchase of property and equipment	(79)	-
Purchase of business, net of cash acquired	(4,408)	-
Net cash used in investing activities	(4,517)	-
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,626	-
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	2,526	-
Proceeds from stock option and warrant exercises	7,127	-
Proceeds received under Paycheck Protection Program	-	1,048
Payments of contingent consideration and deferred cash payable	(203)	-
Payments of long-term debt	(603)	-
Net cash provided by financing activities	13,473	1,048
Effect of exchange rate changes on cash and cash equivalents	24	15
Net increase in cash and cash equivalents	7,991	565
Cash and cash equivalents at beginning of period	861	296
Cash and cash equivalents at end of period	$8,852	$861
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7	$-
Income taxes	$-	$3
Non-cash investing and financing activities:
Consideration paid in stock in connection with acquisition of businesses	$1,029	$-
Offering costs settled by issuance of liability classified warrants	$289	$-
Dividends accrued or settled in shares on convertible preferred stock	$-	$189
Deemed dividend on convertible preferred stock (Notes 12 and 16)	$2,015	$2,314

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital is a marketing technology software company that helps companies grow online revenue and share information with customers, partners and employees.

Bridgeline’s Unbound platform is a Digital Experience Platform that includes Web Content Management, eCommerce, eMarketing, Social Media management, Web Analytics.

Bridgeline’s Unbound platform, combined with its professional services, assists customers in driving lead generation, increasing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs.

Our Unbound Franchise product empowers large franchises, brand networks, and other multi-unit organizations to manage a large hierarchy of digital properties at scale.

OrchestraCMS is the only content and digital experience platform built 100% native on Salesforce and helps customers create websites and intranets for their customers, partners, and employees; uniquely combining content with business data, processes and applications across any channel or device, including Salesforce Communities, social media, portals, intranets, websites, applications and services.

Celebros Search is a commerce-oriented site search product that provides for Natural Language Processing with artificial intelligence to present relevant search results based on long-tail keyword searches in seven languages.

Woorank SRL (“Woorank”) is a Search Engine Optimization (“SEO”) audit tool that generates an instant audit of the site’s technical, on-page and off-page SEO.  Woorank’s clear, actionable insights help companies increase their search ranking, website traffic, audience engagement, conversion, and customer retention rates.

Hawk Search, Inc. (“Hawk Search”) is a search, recommendation, and personalization application, built for marketers, merchandisers and developers that enhances, normalizes and enriches a customer's site search and browse experience. Hawk Search leverages advanced artificial intelligence, machine learning and industry leading analyzers to deliver accurate results from federated data sources.

All of Bridgeline’s software is available through a cloud-based software as a service (“SaaS”) model, whose flexible architecture provides customers with hosting and support.  Additionally, Unbound and Hawk Search is available via a traditional perpetual licensing business model, in which the software resides on a dedicated infrastructure in either the customer’s facility, or manage-hosted by Bridgeline via a cloud-based hosted services model.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Boston, Massachusetts; Woodbury, New York; Chicago, Illinois; Raleigh, North Carolina; Ontario, Canada; and Brussels, Belgium.

The Company has four wholly-owned subsidiaries: Bridgeline Digital Canada, Inc., located in Ontario, Canada; Hawk Search Inc. located in Illinois, United States and Bridgeline Digital Belgium BV, located in Brussels, Belgium.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these consolidated financial statements are the valuation of accounts receivable, including the adequacy of the allowance for doubtful accounts, recognition and measurement of deferred revenues, fair value of contingent consideration and fair value measurements related to the valuation of warrants. The complexity of the estimation process and factors relating to assumptions, risks and uncertainties inherent with the use of the estimates affect the amount of revenue and related expenses reported in the Company’s consolidated financial statements. Internal and external factors can affect the Company’s estimates. Actual results could differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturity of three months or less from the date of purchase to be cash equivalents.

The Company’s cash is maintained with what management believes to be high-credit quality financial institutions.  At times, deposits held at these banks may exceed the insured limits.  Management believes that the financial institutions that hold the Company’s deposits are financially sound and have minimal credit risk. Risks associated with cash and cash equivalents are mitigated by the Company’s investment policy, which limits the Company’s investing of excess cash into only money market mutual funds.

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

The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

1.	Identify the customer contract;
2.	Identify performance obligations that are distinct;
3.	Determine the transaction price;
4.	Allocate the transaction price to the distinct performance obligations; and
5.	Recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability and consideration is probable.

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the Company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Customer Payment Terms

Payment terms with customers typically require payment 30 days from invoice date. Payment terms may vary by customer but generally do not exceed 45 days from invoice date.  Invoicing for digital engagement services is either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoices for subscriptions and hosting are typically issued monthly and are generally due in the month of service.

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

Internal-Use Software

Costs incurred in the preliminary stages of development were expensed as incurred.  Once an application had reached the development stage, internal and external costs, if direct and incremental, were capitalized until the software was substantially complete and ready for its intended use. Capitalization ceased upon completion of all substantial testing. The Company also capitalized costs related to specific upgrades and enhancements when it was probable that the expenditures would result in additional functionality.  Capitalized costs were recorded as part of equipment and improvements. Training costs were expensed as incurred.  Internal use software was amortized on a straight-line basis over its estimated useful life, generally three years.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, which addresses a customer’s accounting for implementation costs incurred in a cloud-computing arrangement that is a service contract. The effective date of this new standard for the Company was October 1, 2020. Under the new standard, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. As of October 1, 2020, the Company did not have significant implementation costs incurred in a cloud-computing arrangement that is a service contract and therefore upon adoption the impact of the new standard on its consolidated financial statements and related disclosures was not material. All future implementation costs in such arrangements will be capitalized and amortized over the life of the arrangement, which may have a material impact in those future periods if such costs are material.

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

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements.  The Company did not incur development costs during fiscal 2021 and 2020.

Intangible Assets

All intangible assets have finite lives and are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method as follows:

Description	Estimated Useful Life (in years)
Technology	3	-	5
Customer related	3	-	10
Domain and trade names	1	-	15

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

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined. If such fair value is less than the current carrying value, the asset is written down to the estimated fair value. There were no impairments of goodwill or long-lived assets in fiscal 2021 or 2020.

Business Combinations

The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows and discounts rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through acquisition related expenses on the consolidated statements of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through income before income taxes within the consolidated statements of operations.

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment in which it operates or the reporting currency of the Company, the U.S. dollar.  The Company has determined that the functional currency of its foreign subsidiaries are the local currencies of their respective jurisdictions.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Equity accounts are translated at historical rates, except for the change in retained earnings as a result of the income statement translation process. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recorded as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net gains (losses) for fiscal 2021 and 2020 were $28 and $(43), respectively.  Transaction gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Common Stock Purchase Warrants

The Company estimated the fair value of common stock warrants issued to non-employees using the binomial options pricing model. The Company evaluates common stock warrants as they are issued to determine whether they should be classified as an equity instrument or a liability. Those warrants that are classified as a liability are carried at fair value at each reporting date, with changes in their fair value recorded in change in fair value of warrant liabilities in the consolidated statements of operations.

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $286 and $149 for fiscal 2021 and 2020, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan allowing all full-time employees who meet prescribed service requirements to participate. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2021 or fiscal 2020.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affected the Company’s fiscal year ended September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate.  For taxable years after December 31, 2017, the Tax Act reduced the federal corporate tax rate to 21 percent. The Tax Act repealed the Corporate Alternative Minimum Tax (“AMT”).

The Tax Act required the Company to pay a one-time transition tax on earnings of the Company's foreign subsidiaries that were previously tax deferred for U.S. income taxes and created new taxes on the Company's foreign-sourced earnings. The Company determined that the repatriation tax was zero because the foreign subsidiary had no positive retained earnings, and no current income.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020, and permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. These provisions of the CARES Act did not have a material effect on the Company’s estimated effective tax rate.

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

The Company provides for reserves for potential payments of taxes to various tax authorities related to uncertain tax positions.  Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any uncertainty related to the tax benefit, assuming that the matter in question will be raised by the tax authorities.  Interest and penalties associated with uncertain tax positions are included in the provision for benefit from income taxes.

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which the Company considers to be permanent investments.

Net Loss Per Share

The Company presents basic and diluted earnings per share information for its common stock. The Series D Preferred Stock was considered participating securities, as the security may participate in undistributed earnings with common stock. The holders of the Series D Preferred Stock are entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. The Company is required to use the two-class method when computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Securities are deemed not to be participating in losses if there is no obligation to fund such losses. The Series D Preferred Stock does not participate in losses, and as a result, the Company does not allocate losses to these securities in periods of loss. Diluted earnings per share for the common stock is computed using the more dilutive of the two-class method or the “if-converted” and treasury stock methods. During the fourth quarter of fiscal 2021, all Series D Preferred Stock were converted to common shares with no remaining Series D Preferred Stock outstanding at September 30, 2021.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted net income per share attributable to common shareholders is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible preferred stock using the as-if-converted method.  The computation of diluted earnings per share does not include the effect of outstanding stock options, warrants and convertible preferred stock that are considered anti-dilutive.

For the years ended September 30, 2021 and 2020, diluted net loss per share was the same as basic net loss per share, as the effects of all the Company’s potential common stock equivalents are anti-dilutive, as the Company reported a net loss attributable to common shareholders for the periods and the impact of in-the-money warrants was also anti-dilutive. Potential common stock equivalents excluded were the Company’s Convertible Preferred Stock, stock options and warrants (See Note 12) and conti ngently issuable shares associated with acquired businesses (See Note 16).

Recently Issued Accounting Pronouncements Not Yet Effective

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

Debt with Conversion and Other Options and Derivatives and Hedging

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with U.S. GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. The Company is evaluating the potential impact of this adoption on its consolidated financial statements and related disclosures.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future consolidated financial statements or related disclosures.

3. Accounts Receivable

Accounts receivable consist of the following:

	As of September 30,
	2021	2020
Accounts receivable	$1,403	$698
Allowance for doubtful accounts	(33)	(33)
Accounts receivable, net	$1,370	$665

As of and for the year ended September 30, 2021, two customers represented approximately 13%, and 10% of accounts receivable and no customers exceeded 10% of the Company’s total revenues. As of and for the year ended September 30, 2020, three customers represented approximately 15%, 14% and 10% of accounts receivable and one customer represented approximately 12% of total revenues.

4. Property and equipment

Property and equipment consist of the following:

	As of September 30,
	2021	2020
Furniture and fixtures	$98	$73
Purchased software	18	18
Computer equipment	150	93
Leasehold improvements	197	195
Total cost	463	379
Less accumulated depreciation and amortization	(211)	(141)
Property and equipment, net	$252	$238

Depreciation and amortization on the above assets were $70 and $61 in fiscal 2021 and 2020, respectively.

5. Fair Value Measurement and Fair Value of Financial Instruments

The Company’s financial instruments consist principally of accounts receivable, accounts payable, warrant liabilities, contingent consideration and long-term debt arrangements. The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, under U.S. GAAP, companies are required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

The carrying value of the Company’s accounts receivable and accounts payable approximate their fair value due to their short-term nature. Debts with an aggregate fair value of $1.7 million have an aggregate carrying value of $1.9 million. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 28.8% - 66.2% and 55.8%, respectively, as of September 30, 2021, and 26.2% - 70.7% and 43.5%, respectively, as of September 30, 2020. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of September 30, 2021			As of September 30, 2020		At inception
	Montage Capital	Series C Preferred	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred
Volatility	88.7%	83.9%	85.7%	84.0%	84.1%	86.3%
Risk-free rate	0.80%	0.50%	1.00%	0.28%	0.20%	0.90%
Stock price	$4.11	$4.11	$4.11	$1.86	$1.86	$2.50

The Company recognized a gain (loss) of ($5,885) and $1,028 for the years ended September 30, 2021 and 2020, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price and the risk-free rate, to the Monte Carlo option-pricing model.

The Company’s contingent consideration obligations are from arrangements resulting from acquisitions that involve potential future payment of consideration that is contingent upon the achievement of the revenue targets and operational goals. Contingent consideration is recognized at its estimated fair value at the date of acquisition based on the Company’s expected probability of future payment, discounted using a weighted average cost of capital in accordance with accepted valuation methodologies.

The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company uses a simulation-based model to estimate the fair value of contingent consideration on the acquisition date and at each reporting period. The simulation model uses certain inputs and assumptions, including revenue projections, an estimate of revenue discount and volatility rate based on comparable public companies’ data, and risk-free rate. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability limited to the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount paid will be recorded in earnings. The significant inputs and assumptions utilized were as follows:

	At September 30, 2021	At acquisition
Revenue discount rate	3.5%	5.0%
Revenue volatility	11.0%	20.3%
Discount rate	10.5%	8.8%

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2021 and 2020, are as follows:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$13	$13
Series A and C	-	-	2,026	2,026
Series D	-	-	2,365	2,365
Total warrant liabilities			4,404	4,404
Contingent consideration obligations	-	-	3,649	3,649
Total Liabilities	$-	$-	$8,053	$8,053

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities - Montage	$-	$-	$26	$26
Warrant liabilities - Series A, B and C	-	-	2,460	2,460
Total Liabilities	$-	$-	$2,486	$2,486

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

	Contingent Consideration Obligations	Warrant Liabilities
Balance at beginning of period, October 1, 2019	$-	$3,514
Additions	-	-
Exercises	-	-
Adjustment to fair value	-	(1,028)
Balance at end of period, September 30, 2020	$-	$2,486
Additions	3,479	1,319
Exercises or payments	-	(5,286)
Adjustment to fair value	170	5,885
Balance at end of period, September 30, 2021	$3,649	$4,404

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

Annual tests were performed at September 30, 2021 and 2020. Management performed a qualitative assessment that did not result in any impairment indictors at September 30, 2021 and 2020. Impairment charges are reflected as a reduction in goodwill in the Company’s consolidated balance sheets and an expense in the Company’s consolidated statements of operations.

Changes in the carrying value of goodwill are as follows:

	As of September 30,
	2021	2020
Balance at beginning of period	$5,557	$5,557
Acquisitions	10,428	-
Balance at end of period	$15,985	$5,557

7.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of September 30,
	2021	2020
Domain and trade names	$732	$10
Customer related	5,465	1,500
Technology	1,558	1,107
Intangibles, net	$7,755	$2,617

Total amortization expense related to intangible assets was $1,130 and $891 for the years ended September 30, 2021 and 2020, respectively, and is reflected in Operating expenses on the consolidated statements of operations. The estimated amortization expense for fiscal years 2022, 2023, 2024, 2025, 2026 and thereafter is $1,494, $1,415, $1,032, $738, $673 and $2,403, respectively.

8.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30,
	2021	2020
Compensation and benefits	$541	$368
Professional fees	81	29
Taxes	84	46
Other	202	156
Balance at end of period	$908	$599

9.   Restructuring and Acquisition Related Expenses

Restructuring Activities

In March 2020, the Company recognized $366 of expenses related to a reduction in workforce in its U.S. and Canada operations aimed at improving efficiencies by combining functions, certain responsibilities and eliminating redundancies which resulted in a reduction of 15 positions. There were no restructuring activities during the year ended September 30, 2021.

The following table summarizes the restructuring charges reserve activity:

	Employee Severance and Benefits	Facility Closures and Other Costs	Total
Balance at beginning of period, October 1, 2019	$59	$16	$75
Charges to operations	366	-	366
Cash disbursements	(425)	(16)	(441)
Changes in estimates	-	-	-
Accretion expense	-	-	-
Balance at end of period, September 30, 2020	$-	$-	$-

There were no accrued restructuring costs included in Accrued Liabilities as of September 30, 2021 and 2020, respectively.

Acquisition Related Expenses

In connection with the acquisition of businesses completed during the fiscal 2021 second and third quarters (see Note 16), the Company incurred acquisition expenses of $1,235 during the year ended September 30, 2021, which are included in Restructuring and acquisition related expenses in the consolidated statements of operations. There were no acquisition related expenses incurred during the year ended September 30, 2020.

10.   Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders (see Note 16). The assumed debt obligations and seller note are denominated in Euros.

At September 30, 2021, long-term debt consisted of the following:

Vendor loan payable (“Vendor loan”), accruing interest at 4.0% per annum. Principal and interest are payable in two lump-sum installments and the loan matures on February 1, 2023.	$718
Term loan payable, accruing interest at fixed rates ranging between 0.99% to 1.5% per annum, payable in monthly or quarterly payments of interest and principal and matures on October 10, 2022.	362
Term loan payable, accruing interest at 1.3% per annum, payable in quarterly installments and matures on April 30, 2027.	466
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures on January 1, 2026.	383
Total debt	1,929
Less current portion:	(732)
Long-term debt, net of current portion	$1,197

At September 30, 2021, future maturities of long-term debt are as follows:

Fiscal year:
2022	$732
2023	540
2024	224
2025	224
2026	85
Thereafter	124
Total debt	$1,929

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

U.S. GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on facts and circumstances outlined below, the Company determined it most appropriate to account for the PPP Loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its expectations of PPP Loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e., qualified expenses). Further, IAS 20 permits for the recognition in earnings either separately under a general heading such as other income, or as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a clearer distinction in its consolidated financial statements between its operating income and the amount of net income resulting from the PPP Loan and subsequent expected forgiveness. The Company believes this presentation method promotes greater comparability amongst all periods presented. At the time in which the PPP Loan was obtained, U.S. GAAP did not contain authoritative accounting guidance and subsequently, ASU 2021-10, Government Assistance (Topic 832), was issued to address disclosure requirements about transactions with a government that are accounted for by applying a grant model, such as IAS 20.

The following provides the balance and activity related to the PPP Loan:

	As of September 30,
	2021	2020
Balance at beginning of period	$88	$1,048
Qualified expenses incurred during the period eligible for forgiveness	(88)	(960)
Balance at end of period	$-	$88

The Company applied for full PPP Loan forgiveness on March 29, 2021 and received approval from the SBA in August 2021. The Company classified unexpended loan proceeds on the accompanying consolidated balance sheets as a current or noncurrent liability based on the contractual maturities of the underlying loan agreement. During the first quarter of fiscal 2021, the remaining loan proceeds were expended on qualified expenses and as a result, the Company recognized $88 as government grant income. As of September 30, 2020, unexpended loan proceeds of $88 were classified as a current liability.

11.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the years ended September 30, 2021 and 2020, the Company was also a lessee/sublessor for certain office locations relating to its restructuring plans commenced in fiscal 2015.

Determination of Whether a Contract Contains a Lease

We determine if an arrangement is a lease at inception, or upon modification of a contract and classify each lease as either an operating or finance lease at commencement. The Company reassesses lease classification subsequent to commencement upon a change to the expected lease term or a modification to the contract. Operating leases represent the Company’s right to use an underlying asset as lessee for the lease term and lease obligations represent the Company’s obligation to make lease payments arising from the lease.

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

The components of net lease costs were as follows:

	As of September 30,
	2021	2020
Condensed Consolidated Statements of Operations:
Operating lease cost	$115	$273
Variable lease cost	55	84
Less: Sublease income, net	(101)	(73)
Total	$69	$284

Cash paid for amounts included in the measurement of lease liabilities was $225 for the year ended September 30, 2021, all of which represents operating cash flows from operating leases. As of September 30, 2021, the weighted average remaining lease term was 3.3 years and the weighted average discount rate was 7.0%.

At September 30, 2021, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year, which have commenced, were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2022	$185	$101	$84
2023	173	101	72
2024	116	34	82
2025	69	-	69
2026	7	-	7
Total lease commitments	550	$236	$314
Less: Amount representing interest	(69)
Present value of lease liabilities	481
Less: Current portion	(161)
Operating lease liabilities, net of current portion	$320

As of September 30, 2021, the Company had no lease commitments that extend past 2026.

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

12.   Stockholders’ Equity

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion.

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

Dividends: Each outstanding share of Series A Preferred Stock is entitled to receive cumulative dividends, payable quarterly in arrears, at a rate of 5% per annum for the first eighteen months commencing on January 1, 2020 after which time the dividend rate will increase to 12% per annum (the dividend rate was 12% per annum prior to the Series A Amendment). Dividends are payable in cash or, at the election of the Company, by delivery of additional shares (“PIK Shares”) of Series A Preferred Stock, subject to a cap of 64,000 PIK Shares, in the aggregate. Any accrued but unpaid dividends on the shares of Series A Preferred Stock to be converted shall also be converted into common stock at the conversion price.

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

The Company determined that the Series A Amendment represented an extinguishment for accounting purposes. In making this determination, the Company considered the significance of the contractual terms added and revisions to existing contractual terms, including, but not limited to, the significant change in the conversion price and the addition of the Company’s redemption option. These additions and revisions to existing contractual terms were considered to be qualitatively significant. The extinguishment of equity-classified convertible preferred stock is recognized as a deemed dividend measured as the difference between (1) the fair value of the consideration transferred; that is, the Series A Preferred Stock, as amended, and (2) the carrying value of the Series A Preferred Stock. At the Amendment Date, the fair value of the Series A Preferred Stock, as amended, was approximately $2,629 and its carrying value was approximately $315, resulting in a deemed dividend of $2,314 recognized as an increase to accumulated deficit and an increase to additional paid-in capital, which was included as a component of net loss attributable to common shareholders during fiscal 2020. The estimated Amendment Date fair value of the Series A Preferred Stock was determined using the present value of probability weighted scenario analysis based on the per share publicly traded closing stock price of the Company’s common stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of September 30, 2020, all previously outstanding shares of Series A Convertible Preferred Stock were converted into common stock.

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Company may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of September 30, 2021, the Company had 350 shares of Series C Preferred Stock outstanding which were convertible into an aggregate of 38,889 shares of the Company’s common stock.

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

Additionally, on May 14, 2021, the Company entered into securities purchase agreements with certain institutional investors pursuant to which the Company offered and sold a total of 2,700 units (“Units”) at a purchase price of $1,000 per Unit (“Private Placement”). Each Unit consisted of (i) one share of the Company’s newly designated Series D Convertible Preferred Stock (“Series D Preferred Stock”) and (ii) warrants to purchase common stock up to one-half of the shares issuable upon conversion of the Series D Preferred Stock as a part of the Units. In total, the Company issued 2,700 shares of Series D Preferred Stock and warrants to purchase up to 592,106 shares of common stock.

Joseph Gunnar & Company, LLC acted as lead placement agent for both the RD Offering and the Private Placement (collectively, the “May 2021 Offerings”) and Taglich Brothers, Inc. acted as co-placement agent for the May 2021 Offerings (the "Placement Agents"). As compensation for their services, the Company paid to the Placement Agents a fee equal to 8% of the aggregate purchase price paid and reimbursed the Placement Agents for certain expenses incurred in connection with the May 2021 Offerings. In addition, the Company issued to the Placement Agents warrants, in substantially the same form as the Series D Preferred Warrants, to purchase an aggregate of 179,536 shares of common stock.

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

Liquidation Preference: Prior to Stockholder Approval, upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series D Preferred Stock will be entitled to receive out of the Company’s assets an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the Certificate of Designation, before any distribution or payment is made to the holders of any other securities and if the Company’s assets will be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series D Preferred Stock will be ratably distributed among such holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

After Stockholder Approval, the Series D Preferred Stock has no liquidation preference.

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

Stockholder Approval: The Company’s common stock is listed on the NASDAQ Capital Market, and, as such, it is subject to the applicable rules of the Nasdaq Stock Market LLC, including Nasdaq Listing Rule 5635(a), which requires stockholder approval in connection with the acquisition of another company (see Note 16) if the Nasdaq-listed company will issue 20% or more of its common stock. For purposes of Nasdaq Listing Rule 5635(a), the issuance of any common stock in the Acquisition (see Note 16) and the May 2021 Offerings would be aggregated together. Thus, to permit the issuance of common stock upon conversion of the Series D Preferred Stock and upon exercise of the warrants issued in the Private Placement, the Company had to obtain stockholder approval of these issuances. Upon issuance, the Company had determined that such prohibition did not represent an inability for the Company to satisfy its obligation to deliver shares upon conversion, as the holders’ conversion option itself is contingent upon Stockholder Approval. On September 16, 2021, the Company obtained Stockholder Approval. The Company determined that the Series D Preferred Stock should be classified as permanent equity.

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

The Series D Preferred Stock issued contains a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is deemed beneficial to the investor, that is, in-the-money, at inception, as the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. An embedded beneficial conversion feature is required to be recognized separately by allocating a portion of the proceeds equal to the intrinsic value, at the commitment date, of the feature to additional paid-in capital. As discussed below, the May 2021 Offerings cash proceeds allocated to the Series D Preferred Stock based on its relative fair value resulted in an effective conversion price of $1.41, which was below the commitment date fair value of the underlying shares of common stock of $2.50, resulting in a beneficial conversion feature measured at $1.3 million. As discussed in Note 16, upon the acquisition of Hawk Search during the third quarter of fiscal 2021, Series D Preferred Stock was issued as part of consideration transferred in which the intrinsic value of the embedded conversion feature was calculated at $724 as of the acquisition date. As of September 30, 2021, the Company recognized the impact of the beneficial conversion feature upon Stockholder Approval, as the beneficial conversion feature became immediately exercisable, at the option of the holder. The Company recognized full accretion of the beneficial conversion feature as a deemed dividend of $2.0 million to the Series D Preferred Stock. Such deemed dividend is recognized as an increase to accumulated deficit and an increase to additional paid-in capital and is included as a component of net loss attributable to common stockholders. During the fourth quarter of fiscal 2021, all Series D Preferred Stock were converted to common shares with no remaining Series D Preferred Stock outstanding at September 30, 2021.

As noted above, in connection with the May 2021 Offerings, the Company issued Series D Preferred Warrants and Placement Agents Warrants to purchase up to 592,106 and 179,536 shares of common stock, respectively. The Series D Preferred and Placement Agents Warrants (hereinafter referred to collectively as the “Series D Warrants”) are puttable at the option of the holder in the event of a Fundamental Transaction, as defined in the respective warrant agreements. The put feature requires the Company to pay holders an amount of cash equal to the Black-Scholes Value, as defined in the respective warrant agreements, of the remaining unexercised portion of the Series D Warrants on the date of consummation of such Fundamental Transaction. The Company determined that the Series D Warrants are required to be classified as liabilities measured at fair value at their issuance date and to be subsequently remeasured at fair value each reporting period with changes in fair value recognized in period earnings (see Note 5).

As the common stock in the RD Offering was sold concurrently with the Units sold in the Private Placement, for any common purchasers, inclusive of purchaser affiliated entities, the aggregate proceeds from the May 2021 Offerings were allocated, on an investor-by-investor basis, to the Series D Preferred Warrants based on their fair value and the residual proceeds to the common stock and Series D Preferred Stock based on their relative fair values. Accordingly, the May 2021 Offerings proceeds, net of certain fees due to placement agents, inclusive of the fair value of warrants issued to placement agents, and transaction-related expenses, of $4.3 million were allocated $1.0 million to the Series D Preferred Warrants based on their issuance-date fair value, $1.9 million to common stock and $1.3 million to Series D Preferred Stock based on their respective relative fair values.

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

Registration Rights

The registration rights agreement, entered into in connection with the Series D Preferred Stock Units Private Placement, requires the Company to file with the SEC a registration statement no later than 15 days after the Closing Date (issuance date) registering for resale the maximum number of common shares issuable upon conversion of the Series D Preferred Stocks and the exercise of the Series D Warrants. Such registration rights agreement requires the Company to use commercially reasonable best efforts to have the registration statement declared effective by the SEC, as soon as practicable, but in no event later than the effectiveness deadline of 60 days after the closing date (or in the event of a full review by the SEC the effectiveness deadline will be 90 days after the closing date). If such registration statement is not effective by the contractually agreed upon date, or such registration statement effectiveness is not maintained, then, the Company is required to make payments on account of liquidated damages to the investors of 2% of their Series D Preferred Stock Units subscription amount on the date of such events, and on each monthly anniversary thereafter until the effectiveness is cured.

Pursuant to the terms of the registration rights agreement, the Company on May 28, 2021, filed a registration statement on Form S-3 with the SEC to register the common shares issuable upon the conversion of the Series D Preferred Stocks and the exercise of the Series D Warrants. As of August 18, 2021, the registration statement was declared effective by the SEC.

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

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. As of September 30, 2021, there were 3,246 options outstanding under the Plan. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. In November 2019, the Company increased the number of common shares available for issuance under the 2016 Plan from 10,000 shares to 800,000 shares. There were no revisions to exercise prices, terms or any other underlying provisions of existing stock options outstanding. As of September 30, 2021, there were 799,201 options outstanding and 4,045 shares available for future issuance under the 2016 Plan.

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

During the years ended September 30, 2021 and 2020, compensation expense related to share-based payments was as follows:

	Years ended September 30,
	2021	2020
Cost of revenue	$25	$21
Operating expenses	163	173
Interest expense and other, net	419	-
	$607	$194

Interest expense and other, net includes compensation expense related the fair value of fully-vested stock options granted in August 2021.  100,000 shares were granted to directors, as more fully described below under the caption “Summary of Option and Warrant Activity and Outstanding Shares.”  As of September 30, 2021, the Company had approximately $385 of unrecognized compensation costs related to unvested options, which are expected to be recognized over a weighted-average period of 2.1 years.

Common Stock Warrants

The Company typically issues warrants to individual investors and placement agents to purchase shares of the Company’s common stock in connection with public and private placement fund raising activities. Warrants may also be issued to individuals or companies in exchange for services provided to the Company. The warrants are typically exercisable six months after the issue date, expire in five years, and contain a cashless exercise provision and piggyback registration rights.

Montage Warrant - As additional consideration for a prior loan arrangement which was paid in full in a prior period not presented, the Company issued to Montage Capital an eight-year warrant (the “Montage Warrant”) to purchase the Company’s common stock at a price equal to $132.50 per share. The Montage Warrant contains an equity buy-out provision upon the earlier of (1) dissolution or liquidation of the Company, (2) any sale or distribution of all or substantially all of the assets of the Company, or (3) a “Change in Control” as defined within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934. Montage Capital has the right to receive an equity buy-out of $250. If the equity buy-out is exercised, the Montage Warrant will be surrendered to the Company for cancellation. The fair value of the Montage warrant liability at September 30, 2021 and 2020, was $13 and $26, respectively.

Series A, B and C Preferred Warrants - In March 2019, in connection with the issuance of the Company’s Series C Preferred Stock, the Company issued warrants to purchase the Company’s common stock. These warrants were designated as (i) Series A Warrants with an initial term of 5.5 years and an exercise price of $4.00; (ii) Series B Warrants with an initial term of 24 months and an exercise price of $4.00; and (iii) Series C Warrants with an initial term of 5.5 years and an exercise price of $0.05 (collectively, hereinafter referred to as the “Series C Preferred Warrants”). The Company also issued warrants with an exercise price of $4.00 to purchase shares of the Company’s common stock to the Placement Agents. The Company may not effect, and a holder will not be entitled to convert, the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. During year ended September 30, 2021, 1,684,250 Series A Warrants were exercised, 2,556,875 Series B Warrants expired unexercised, 55,557 Series C Warrants were exercised and 236,580 Placement Agent Warrants were exercised.

As of September 30, 2021, the number of shares issuable upon exercise of the (i) Series A Warrants were 872,625 shares; (ii) Series C Warrants were 13,738 shares; (iii) the Placement Agent Warrants issued in connection with the Series C Preferred Stock were 11,992 shares and (iv) Investor Warrants were 41,141 shares.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

In addition, pursuant to the May 2021 Offerings, the Company issued to the Placement Agents Warrants to purchase an aggregate of 179,536 shares of common stock. The Placement Agents Warrants issued on May 14, 2021 have an initial exercise date of November 14, 2021, with a term of five years which ends on May 12, 2026. The Placement Agent Warrants have an exercise price of $2.85.

The Company may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any May 2021 Offering Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of September 30, 2021, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

The Montage Warrants, Series C Preferred Warrants, the Placement Agent Warrants issued in connection with the Series C Preferred Stock, and the Series D Warrants were all determined to be derivative liabilities and are subject to remeasurement each reporting period (see Note 5).

Total warrants outstanding as September 30, 2021 were as follows:

Type	Issue Date	Shares	Price	Expiration
Investors	11/9/2016	4,271	$175.00	5/9/2022
Director/Shareholder	12/31/2016	120	$1,000.00	12/31/2021
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Director/Shareholder	12/31/2017	120	$1,000.00	12/31/2021
Investors	10/19/2018	3,120	$25.00	10/19/2023
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	3/12/2019	41,621	$4.00	10/19/2023
Investors	3/12/2019	872,625	$4.00	9/12/2024
Investors	3/12/2019	13,738	$0.05	9/12/2024
Placement Agent	3/12/2019	11,992	$4.00	9/12/2024
Placement Agent	2/4/2021	58,169	$3.88	2/4/2026
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	5/14/2021	179,536	$2.85	5/12/2026
Total		1,788,745

Warrant Issuances

During the year ended September 30, 2021, the Company issued warrants to purchase common stock as follows:

Issuances	Shares	Exercise Price
Placement Agent - public offering	58,169	$3.88
Investors - Series D	592,106	$2.51
Placement Agent	179,536	$2.85
Total issued in fiscal 2021	829,811

During the year ended September 30, 2020, there were no warrants issued.

Summary of Option and Warrant Activity and Outstanding Shares

During the year ended September 30, 2021, the Company granted options to purchase 240,000 shares of which (a) 95,500 shares were granted at an exercise price of $2.51, which vest ratably over a three-year period commencing on June 1, 2021, (b) 100,000 shares were granted to directors at an exercise price of $5.92 which vested immediately upon the grant date of August 2, 2021, and (c) 44,500 shares were granted at an exercise price of $4.11, which vest ratably over a three-year period commencing on September 30, 2021. All such options granted expire ten years from the date of grant.

During the year ended September 30, 2020, the Company granted options to purchase 681,353 shares at an exercise price of $1.40, of which (a) 70,000 shares vest on November 20, 2020 and the remainder vest ratably over a three-year period commencing on November 20, 2019, (b) 1,000 shares at an exercise price of $1.61, which vest ratably over a three-year period commencing on December 2, 2019, and (c) 20,000 shares at an exercise price of $1.61, which vest ratably over a three-year period commencing on June 15, 2020. All such options granted expire ten years from the date of grant.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the years ended September 30, 2021 and 2020, are as follows:

	September 30,
	2021	2020
Weighted-average fair value per share option	$2.96	$0.96
Expected life (in years)	5.6	6.0
Volatility	85.8%	76.29%
Risk-free interest rate	1.0%	1.61%
Dividend yield	0.0%	0.0%

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

A summary of combined stock option and warrant activity is as follows:

	Stock Options		Stock Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding, October 1, 2019	8,048	$306.41	5,496,966	$4.54
Granted	702,353	1.41	-	-
Exercised	-	-	-	-
Forfeited	(97,000)	3.96	-	-
Expired	-	-	(967)	952.11
Outstanding, September 30, 2020	613,401	4.76	5,495,999	4.37
Granted	240,000	4.35	829,811	2.68
Exercised	(27,333)	1.40	(1,976,387)	3.89
Forfeited	(26,647)	2.38	-	-
Expired	(220)	470.77	(2,560,678)	4.28
Outstanding, September 30, 2021	799,201	$4.66	1,788,745	$4.18

There were 339,769 and 5,865 options vested and exercisable as of September 30, 2021 and 2020, respectively. The options outstanding at September 30, 2021 and 2020 had an aggregate intrinsic value of $1,640 and $275, respectively.

A summary of the status of unvested shares is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested at October 1, 2020	607,336	$0.97
Granted	240,000	2.96
Vested	(361,257)	2.20
Forfeited	(26,647)	0.96
Unvested at September 30, 2021	459,432	$1.14

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table summarizes information about outstanding stock options at September 30, 2021:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	799,201	8.6	$4.66	$1,639,847
Options exercisable	339,769	8.6	$8.73	$585,794

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2021.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2021, and 2020, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of September 30, 2021, the Company was not engaged in any material legal proceedings.

14.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Years Ended September 30,
Revenues:	2021	2020
United States	$10,266	$9,013
International	2,993	1,894
	$13,259	$10,907

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $7.5 million and $3.5 million as of September 30, 2021 and 2020, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Years Ended September 30,
Revenues:	2021	2020
Digital Engagement Services	$3,296	$3,409
Subscription	8,736	6,185
Perpetual Licenses	-	20
Maintenance	380	349
Hosting	847	944
	$13,259	$10,907

Deferred Revenue

Amounts that have been invoiced are recognized in accounts receivable, deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding 12-month period is recognized as current deferred revenue and the remaining portion is recognized as noncurrent deferred revenue and is included in Other long-term liabilities.

As of September 30, 2021, approximately $418 of revenue is expected to be recognized from remaining performance obligations for contracts with original performance obligations that exceed one year.  The Company expects to recognize revenue on approximately 99% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

The following table summarizes the classification and net change in deferred revenue as of and for the years ended September 30, 2021 and 2020:

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2019	$1,262	$8
Increase	249	7
Balance as of September 30, 2020	1,511	15
Increase	586	403
Balance as of September 30, 2021	$2,097	$418

Deferred Capitalized Commissions Costs

The incremental direct costs of obtaining a contract, which primarily consist of sales commissions paid for new subscription contracts, are deferred and amortized on a straight-line basis over a period of approximately three years. The Company evaluated both qualitative and quantitative factors, including the estimated life cycles of its offerings, renewal rates, and its customer attrition to determine the amortization periods for the capitalized costs. The initial amortization period will generally be the customer contract term, which is typically thirty-six (36) months, with some exceptions. Deferred capitalized commission expense that will be recognized as expense during the succeeding 12-month period is recognized as current deferred capitalized commission costs, and the remaining portion is recognized as long-term deferred capitalized commission costs. Total deferred capitalized commissions were $8 and $20 as of September 30, 2021 and 2020, respectively. Current deferred capitalized commission costs are included in Other current assets in the consolidated balance sheets and noncurrent deferred capitalized commission costs are included in Other assets in the consolidated balance sheets. Amortization expense was $2 and $16 the years ended September 30, 2021 and 2020, respectively.

15.   Income Taxes

The components of the Company’s tax provision (benefit) as of September 30, 2021 and 2020, is as follows:

	Year Ended September 30,
	2021	2020
Current:
Federal	$(11)	$-
State	33	11
Foreign	-	-
Total current	22	11
Deferred:
Federal	(953)	-
State	(217)	-
Foreign	(26)	-
Total deferred	(1,196)	-
Grand total	$(1,174)	$11

The Company’s income tax provision was computed using the federal statutory rate and average state statutory rates, net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to pretax income, as follows:

	Year Ended September 30,
	2021	2020

Income tax provision/(benefit) at the federal statutory rate of 21%	$(1,695)	$67
Permanent differences, net	1,503	(682)
State income tax provision/(benefit)	26	14
Foreign tax rate differences	340	-
Change in valuation allowance attributable to operations	(1,202)	486
True up to prior year NOL	(146)	110
AMT tax refundable under CARES act	-	23
Other	-	(7)
Total	$(1,174)	$11

As of September 30, 2021, the Company has federal net operating loss (“NOL”) carryforwards of approximately $32 million in which the 20-year carryforward expires on various dates through 2037 and the remaining NOL carryforward is indefinite. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company’s NOL carryforwards. The Company also has approximately $30 million in state NOLs which expire on various dates through 2039.

The Company has deferred tax assets that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance against a portion of its deferred tax assets at September 30, 2021 and 2020. For the years ended September 30, 2021 and 2020, the valuation allowance for deferred tax assets decreased by $1.1 million and increased by $543 thousand, respectively. The acquisition of Hawk Search, Inc. (see Note 16) resulted in the recognition of deferred tax liabilities of approximately $1,181, related to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its net deferred tax assets. The deferred tax liabilities generated from the business combination netted against the Company’s pre-existing deferred tax assets. Consequently, the impact of such resulted in the release of $1,181 of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit recognized during the year ended September 30, 2021.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The tax periods from 2017– 2021 generally remain open to examination by the IRS and state authorities.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2021	2020
Deferred tax assets:
Bad debt reserve	$8	$8
Deferred revenue	1,392	754
Accrued expenses	86	37
AMT carryforward	-	-
Net operating loss carryforwards	9,016	9,363
Contribution carryforward	1	1
Right of use liability	121	74
Debt forgiveness	-	243
Stock Options	127	-
Other	20	-
Depreciation	-	8
Intangibles	-	408
Total deferred tax assets	10,771	10,896
Valuation allowance	(10,083)	(10,577)
Net deferred tax assets	688	319

Deferred tax liabilities:
Right of use asset	121	75
Depreciation	32	-
Intangibles	901	-
Expenses related to debt forgiveness	-	244
Total deferred tax liabilities	1,054	319
Net deferred tax liabilities	$(366)	$-

Net deferred tax assets are reflected in Other assets and net deferred tax liabilities are reflected in Other long-term liabilities on the consolidated balance sheets. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $0 and $85 at September 30, 2021 and 2020, respectively. The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Additionally, the 2017 Tax Act provides for a tax benefit to U.S. taxpayers that sell goods or services to foreign customers under the new Foreign Derived Intangible Income Deduction ("FDII") rules. As of September 30, 2021, the Company reported no GILTI tax expense for the year ended September 30, 2021. When accounting for uncertain income tax positions, the impact of uncertain tax positions is recognized in the consolidated financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of September 30, 2021 and 2020. The Company does not expect any change to this determination in the next twelve months.

16.   Acquisitions

Woorank Acquisition

On March 1, 2021, the Company, pursuant to a Share Purchase Agreement (the “Woorank Purchase Agreement”), acquired all of the issued and outstanding shares of Woorank, an entity located in Belgium. The Company accounted for the Woorank transaction as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price consisted of (1) cash paid at closing, (2) deferred cash payable in installments post-closing, (3) a seller note issued to one of the selling shareholders, and (4) amounts payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one year from the closing date of the acquisition. The Woorank Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets and operational goals, to the selling shareholders pursuant to three separate earn-out provisions. Under certain conditions, up to € 600 thousand (approximately $723 thousand) of the purchase price is payable, at the Company’s discretion, in shares of the Company’s common stock, par value $0.001 per share (“common stock”), at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the date of issuance or (ii) $3.38. On the closing date, the Company issued 29,433 shares of its common stock for a portion of the purchase price. At September 30, 2021, € 550 thousand of the remaining purchase price and related earn-out may be settled, at the Company’s option, in shares of the Company’s common stock.

The Company accounted for the Woorank transaction as a business combination. The Company determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset of a group of similar assets. Assets acquired and liabilities assumed have been recognized at their estimated fair values as of the acquisition date. The fair value of common stock issued as part of consideration transferred was determined based on the acquisition date closing market price of the Company’s common stock. The estimated fair value of the contingent consideration was determined based on the Company’s expected probability of future payment, discounted using a weighted average cost of capital. The fair value of the contingent consideration is included within Purchase price and contingent consideration payable on the consolidated balance sheets. The fair value of intangible assets was based on valuations using a discounted cash flow model (Level 3 inputs) which requires significant estimates and assumptions, including estimating future revenues and costs. The fair value of debt obligations assumed was based on the interest rates underlying these instruments in relation to the market rates available for similar instruments. The excess of the purchase price over the assets acquired and liabilities assumed was recognized as goodwill. The goodwill is attributable to expected synergies and customer cross selling opportunities between the Company and Woorank.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Hawk Search Acquisition

On May 28, 2021, the Company, pursuant to a Share Purchase Agreement (the “Hawk Purchase Agreement”), acquired all of the issued and outstanding shares of Hawk Search, an Illinois corporation. The purchase price consisted of (1) an initial cash payment at closing, (2) issuance of 1,500 shares of the Company’s newly designated Series D Preferred Stock, and (3) deferred cash payable on or before December 31, 2021. The Hawk Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets, to the selling shareholders as an additional earn-out, payable no later than December 31, 2022.

The Company accounted for the Hawk Search transaction as a business combination. The Company determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset of a group of similar assets. Assets acquired and liabilities assumed have be recognized at their estimated fair values as of the acquisition date. The fair value of Series D Preferred Stock issued as part of consideration transferred was determined based on the price paid by third-party investors in the Private Placement (see Note 12) which occurred in close proximity to the acquisition date. As more fully described in Note 12, the Series D Preferred Stock contains an embedded beneficial conversion feature. The intrinsic value of $724 was calculated as of the acquisition date. The fair value of contingent consideration was determined based on the probability of achievement of the revenue targets and operational goals, which includes estimating future revenues. The fair value of intangible assets was based on valuations using a discounted cash flow model (Level 3 inputs) which requires significant estimates and assumptions, including estimating future revenues and costs. The excess of the purchase price over the assets acquired and liabilities assumed was recognized as goodwill. The goodwill is attributable to expected synergies and customer cross selling opportunities between the Company and Hawk Search.

The acquisition date fair value of consideration transferred was as follows:

	Woorank	Hawk Search	Total
Cash paid at or in close proximity to closing	$285	$4,800	$5,085
Future deferred payments	376	2,000	2,376
Common stock (29,433 shares at $3.38 per share)	99	-	99
Series D Convertible Preferred Stock (1,500 shares at $618 per share)	-	930	930
Seller’s note	352	-	352
Contingent consideration (earn-outs)	1,289	2,190	3,479
Total consideration paid	$2,401	$9,920	$12,321

The preliminary acquisition date fair value of assets acquired, and liabilities assumed was as follows:

	Woorank	Hawk Search	Total
Assets acquired:
Cash	$577	$100	$677
Non-cash current assets	23	780	803
Property and equipment	5	-	5
Intangible assets:
Acquired software	282	560	842
Customer relationships	1,280	3,410	4,690
Domain and trade names	116	620	736
Goodwill	2,888	7,540	10,428
Total assets acquired	5,171	13,010	18,181
Liabilities assumed:
Current liabilities	208	1,909	2,117
Assumed debt obligations	2,159	-	2,159
Deferred tax liabilities	403	1,181	1,584
Total liabilities assumed	2,770	3,090	5,860

Total consideration paid	$2,401	$9,920	$12,321

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The average useful lives of the identifiable intangible assets acquired were as follows:

	Woorank	Hawk Search
	(in years)
Acquired software	5	5
Customer relationships	8	10
Domain and trade names	12	15

Total revenue from the Woorank and Hawk Search acquisitions was $1.0 million and $1.9 million respectively, for the year ended September 30, 2021. Total earnings from the acquisitions are impracticable to disclose as the operations were merged with existing operations and certain costs were not accounted for separately.

Pro Forma Information (Unaudited)

The following is the unaudited pro forma information assuming the acquisitions occurred on October 1, 2019:

	Year ended September 30, 2021	Year ended September 30, 2020

(in thousands, except share and per share data)

Revenue	$16,381	$16,817

Net income (loss) attributable to common shareholders - basic	$(8,773)	$(2,971)
Net income (loss) attributable to common shareholders - diluted	$(8,773)	$(2,971)

Net income (loss) per share attributable to common shareholders:
Basic	$(1.49)	$(0.84)
Diluted	$(1.49)	$(0.84)

Weighted average common shares outstanding - basic	5,935,981	3,555,032
Weighted average common shares outstanding - diluted	5,935,981	3,555,032

17.   Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. (“Taglich Brothers”), a New York based securities firm. Taglich Brothers were the Placement Agents for many of the Company’s private offerings and debt issuances. In connection with previous private offerings and debt issuances which occurred prior to the fiscal years presented in these consolidated financial statements, Taglich Brothers were granted Placement Agent Warrants to purchase 10,926 shares of common stock at a weighted average price of $761.61 per share. As of September 30, 2021, Michael Taglich beneficially owns approximately 3.4% of the Company’s stock.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

In consideration of previous loans made by Michael Taglich to the Company and the personal guaranty on a former third-party credit facility no longer maintained by the Company, Mr. Taglich has been issued warrants to purchase common stock totaling 1,080 shares at an exercise price of $1,000 per share.

In November 2018, the Company engaged Taglich Brothers Inc, on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities. Michael Taglich, a director and shareholder of the Company, is the President and Chairman of Taglich Brothers Inc. Fees for the services were $8 per month for three months and $5 per month thereafter, cancellable at any time. Taglich Brothers Inc. could also earn a success fee ranging from $200 for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million.

Michael Taglich purchased 350 units in the amount of $350 of Series C Preferred Stock and associated warrants in the private transaction consummated on March 13, 2019. Mr. Taglich’s purchase was subject to stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c), for which approval by the stockholders of the Company was obtained on April 26, 2019.

In connection with the February and May 2021 Offerings (see Note 12), Taglich Brothers, Inc. received warrants to purchase 82,945 shares of the Company’s common stock with a weighted average exercise price of $3.21 and weighted average term of 5.0 years.

18. Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)     Dismissal of Previous Independent Registered Accounting Firm

On February 26, 2021, the Audit Committee of the Company’s board of directors, informed Marcum LLP (“Marcum”) of its decision to dismiss Marcum as the Company's independent registered public accounting firm, effective as of that date.

Marcum’s report on the Company’s consolidated financial statements as of September 30, 2020 and September 30, 2019 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, other than, in each of the years ended September 30, 2020 and September 30, 2019, to include an explanatory paragraph regarding substantial doubt as to the Company’s ability to continue as a going concern.

During the years ended September 30, 2020 and September 30, 2019 and the subsequent interim period through February 26, 2021, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Marcum would have caused Marcum to make reference to the subject matter of the disagreements or reportable events in connection with its reports on the financial statements for such years. During the years ended September 30, 2020 and September 30, 2019 and the subsequent interim period through February 26, 2021, there have been no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

In accordance with Item 304(a)(3) of Regulation S-K, the Company provided Marcum with a copy of the disclosure it is making in this Current Report on Form 8-K and requested that Marcum furnish the Company with a copy of its letter addressed to the Securities and Exchange Commission stating whether Marcum agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K.

(b)     Appointment of New Independent Registered Public Accounting Firm

On February 27, 2021, the Company’s Audit Committee approved the engagement of PKF O’Connor Davies (“PKF”) as the Company’s new independent registered public accounting firm for the fiscal year ending September 30, 2021, effective immediately. During the fiscal years ended September 30, 2020 and September 30, 2019 and through the subsequent interim period as of February 26, 2021, neither the Company, nor any party on behalf of the Company, consulted with PKF regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the audit opinion that might be rendered regarding the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that PKF concluded was an important factor considered by the Company in deciding on any accounting, auditing or financial reporting issue, or (b) any matter subject of any “disagreement” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

As of September 30, 2021, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Our management has concluded that as of September 30, 2021, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management reviewed the results of its assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2021 that have materially, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Joni Kahn	66	Chairperson (1)(2)(3)(4)

Kenneth Galaznik	69	Director (1)(2)(4)

Scott Landers	50	Director (1)(2)(3)(4)

Michael Taglich	56	Director

Roger Kahn	52	Director, President and Chief Executive Officer

Thomas R. Windhausen	43	Chief Financial Officer (5)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4) (5)

Independent director.

Mr. Windhausen was appointed as our Chief Financial Officer and Treasurer effective November 30, 2021, following the resignation of our former Chief Financial Officer, Mark G. Downey.

Biographies

Joni Kahn has been a member of our Board of Directors since April 2012. In May 2015, Ms. Kahn was appointed Chairperson of the Board of Directors. She also serves as the Chair of the Compensation Committee and is a member of the Audit and Nominating and Governance Committees. Ms. Kahn has over thirty years of operating experience with high growth software and services companies with specific expertise in the SaaS (Software as a Service), ERP (Enterprise Resource Planning) Applications, Business Intelligence and Analytics and Cybersecurity segments. From 2013 to 2015, Ms. Kahn was the Senior Vice President of Global Services for Big Machines, Inc., which was acquired by Oracle in October 2013. From 2007 to 2012, Ms. Kahn was Vice President of Services for HP’s Enterprise Security Software group. From 2005 to 2007, Ms. Kahn was the Executive Vice President at BearingPoint where she managed a team of over 3,000 professionals and was responsible for North American delivery of enterprise applications, systems integration and managed services solutions. Ms. Kahn also oversaw global development centers in India, China and the U.S. From 2002 to 2005, Ms. Kahn was the Senior Group Vice President for worldwide professional services for Business Objects, a business intelligence and analytics software maker based in San Jose, CA, where she led the applications and services division that supported that company's transformation from a products company to an enterprise solutions company. Business Objects was acquired by SAP in 2007. From 2000 to 2007, Ms. Kahn was a Member of the Board of Directors for MapInfo, a global location intelligence solutions company. She was a member of MapInfo’s Audit Committee and the Compensation Committee. MapInfo was acquired by Pitney Bowes in 2007. From 1993 to 2000, Ms. Kahn was an Executive Vice President and Partner of KPMG Consulting, where she helped grow the firm’s consulting business from $700 million to $2.5 billion. Ms. Kahn received her B.B.A in Accounting from the University of Wisconsin – Madison. Ms. Kahn brings extensive leadership experience to our Board and our Audit Committee as an experienced senior executive. Ms. Kahn has over thirty years of executive level managerial, operational, and strategic planning experience leading world-class sales, service and support technology organizations. Her service on prior boards also provides financial and governance experience.

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

Kenneth Galaznik has been a member of our Board of Directors since 2006. Mr. Galaznik is the Chairman of the Company’s Audit Committee and serves as a member of the Compensation Committee. From 2005 to 2016, Mr. Galaznik was the Senior Vice President, Chief Financial Officer and Treasurer of American Science and Engineering, Inc., a publicly held supplier of X-ray inspection and screening systems with a public market cap of over $200 million. Mr. Galaznik retired from his position at American Science and Engineering on March 31, 2016. From August 2002 to February 2005, Mr. Galaznik was Vice President of Finance of American Science and Engineering, Inc. From November 2001 to August 2002, Mr. Galaznik was self-employed as a consultant. From March 1999 to September 2001, he served as Vice President of Finance at Spectro Analytical Instruments, Inc. and has more than 35 years of experience in accounting and finance positions. Mr. Galaznik holds a B.B.A. degree in accounting from The University of Houston. Mr. Galaznik brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and as a chief financial officer of a publicly-held company.

The Board of Directors has determined that Mr. Galaznik’s deep experience in finance and his executive leadership make him qualified to continue as a member of our Board of Directors.

Scott Landers has been a member of our Board of Directors since 2010. Mr. Landers is the Chair of the Nominating and Corporate Governance Committee and serves as a member of the Audit and Compensation Committees. Mr. Landers was President and Chief Executive Officer of Monotype Imaging Holdings, Inc. from 2016 to July 2021. He previously held the positions of Chief Operating Officer and Chief Financial Officer from 2008 to 2015. Monotype is a leading provider of fonts and font software, and the company was under both public and private ownership during his tenure. Prior to joining Monotype, from September 2007 until July 2008, Mr. Landers was the Vice President of Global Finance at Pitney Bowes Software, a $450 million division of Pitney Bowes, a leading global provider of location intelligence solutions. From 1997 until September 2007, Mr. Landers held several senior finance positions, including Vice President of Finance and Administration at MapInfo, a publicly held company which was acquired by Pitney Bowes in April 2007. Earlier in his career, Mr. Landers was a Business Assurance Manager with Coopers & Lybrand. Mr. Landers holds a bachelor's degree in accounting from Le Moyne College in Syracuse, N.Y. and a master’s degree in business administration from The College of Saint Rose in Albany, N.Y. Mr. Landers brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and a chief executive officer and a chief financial officer of a publicly-held company.

Our Board of Directors has determined that Mr. Lander’s financial skills, public-company experience, strategic business acumen and executive leadership make him qualified to continue as a member of our Board of Directors.

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

Our Board of Directors has determined that Mr. Taglich’s executive strategic business skills in both private and public companies, as well as his experience leading and advising high-growth companies, make him qualified to continue as a member of our Board of Directors.

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

Thomas Windhausen has served as the Company’s Chief Financial Officer and Treasurer since November 2021. Prior to that he served as the Company’s VP of Finance since October 2021. Mr. Windhausen comes to Bridgeline with more than 20 years of experience in both public accounting and industry. Prior to joining the Company, Mr. Windhausen served as a VP of Finance with Comtech Telecommunications Corp. from July 2019 to September 2021, and from June 2011 to June 2019, Mr. Windhausen held various accounting and finance roles with Dealertrack Technologies, Inc., and its successor Cox Automotive Inc.  Mr. Windhausen started his career at PricewaterhouseCoopers, where he spent more than 10 years. He received his Bachelor’s of Science degree in Accounting from Le Moyne College in Syracuse, N.Y. and he is a member of the American Institute of Certified Public Accountants and New York State Society of Certified Public Accountants.

There are no family relationships between any of the directors and the Company’s executive officers, including between Ms. Joni Kahn and Mr. Roger Kahn, the Company’s President and Chief Executive Officer.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. With respect to fiscal 2021 and 2020 and based solely on its review of the copies of such forms and amendments thereto received by it, the Company believes that all of the executive officers, directors, and owners of ten percent of the outstanding Common Stock complied with all applicable filing requirements.

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

Committees of the Board of Directors

The Company has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of our accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Audit Committee is comprised of Mr. Galaznik (Chair), Ms. Kahn and Mr. Landers. Our Board has determined that each of the members of the Audit Committee meet the criteria for independence under the standards provided by the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During Fiscal 2021, the Audit Committee met five times. Each member of the Audit Committee attended each such meeting. The Chairman of the Audit Committee was present at all meetings.

Audit Committee Financial Expert. Our Board has also determined that each of Mr. Galaznik and Mr. Landers qualifies as an "audit committee financial expert" as defined under Item 407(d) (5) of Regulation S-K and as an independent director as defined by the Nasdaq listing standards.

Compensation Committee

The Compensation Committee evaluates the performance of our senior executives, considers the design and competitiveness of our compensation plans, including the review of independent research and data regarding compensation paid to executives of public companies of similar size and geographic location, reviews and approves senior executive compensation and administers our equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee is comprised of Ms. Kahn (Chair), Mr. Galaznik and Mr. Landers, all of whom are independent directors. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During Fiscal 2021, the Compensation Committee met four times and acted three times by unanimous written consent.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. A copy of such charter is available on the Company's website, www.bridgeline.com. Our Nominating and Governance Committee is comprised of Mr. Landers (Chair) and Ms. Kahn, each of whom are independent directors. During Fiscal 2021, the Nominating and Governance Committee met four times.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended September 30, 2021 and September 30, 2020 for our principal executive officer and our other two most highly compensated executive officers who were serving as executive officers as of September 30, 2021. We refer to these officers as our named executive officers.

Name and Principal Position	Fiscal Year End	Salary	Bonus	Total
Roger Kahn	2021	$318,750	$135,791	$454,541
President and Chief Executive Officer	2020	$300,000	$15,624	$315,624
Mark G. Downey	2021	$240,000	$58,949	$298,949
Executive Vice President and Chief Financial Officer and Treasurer	2020	$240,000	$5,000	$245,000

Employment Agreements

Roger Kahn

On August 24, 2015, Mr. Roger “Ari” Kahn joined Bridgeline Digital, Inc. (the “Company”) as the Company’s Chief Operating Officer. On December 1, 2015, Mr. Kahn and another were named Co-Interim Chief Executive Officers and Presidents and assumed the responsibilities of the Office of the Chief Executive Officer and President. On May 6, 2016, the Company appointed Mr. Kahn as President and Chief Executive Officer, effective May 10, 2016. Mr. Kahn’s employment agreement was amended and reported on Form 8-K filed with the SEC on May 13, 2016. A new employment agreement was entered into on September 13, 2019 by and between the Company and Mr. Kahn. The principal change to Mr. Kahn’s employment agreement, is that it will automatically renew each fiscal year unless the Company provides written notice of its intent not to renew such employment agreement at least sixty (60) days in advance of the Company’s fiscal year rather than the employment agreement only renewing upon notice from the Company. In furtherance of Mr. Kahn’s employment with the Company, a first amendment to Mr. Kahn, which amended the September 12, 2019 employment agreement, entitles Mr. Kahn to an annual salary of $330,000 starting on the date of the amendment and an annual bonus of $137,500.

Mark G. Downey

On November 30, 2021, Mr. Mark G. Downey resigned from his position of Chief Financial Officer of Bridgeline Digital, Inc. (“Bridgeline” or the “Company”) to pursue new professional opportunities. Mr. Downey will continue to provide transition services to the Company as a consultant until January 30, 2022.

Thomas R. Windhausen

Effective November 30, 2021, Thomas R. Windhausen was appointed by the Company’s Board of Directors as Chief Financial Officer and Treasurer of the Company.  The Company and Mr. Windhausen entered into an employment agreement (the “Employment Agreement”), effective November 30, 2021 through September 30, 2022, unless extended by mutual agreement of the Company and Mr. Windhausen, whereby he will receive an two-hundred and forty thousand dollars base salary and the ability to earn a bi-annual incentive bonus of twenty-two thousand five hundred dollars, which incentive bonus may be awarded to Mr. Windhausen at the discretion of the Company’s Compensation Committee. The Employment Agreement also provides that Mr. Windhausen will be eligible to participate in all other employee benefits plans and programs, and, in the event Mr. Windhausen’s employment is terminated by the Company without cause, he is entitled to receive severance benefits.

The foregoing descriptions of the material terms of the Employment Agreement by and between the Company and Mr. Windhausen do not purport to be complete descriptions and are qualified in their entirety by reference to the Employment Agreement, which is filed as Exhibit 10.29 on to this Form 10-K. There are no family relationships between Mr. Windhausen and any director or executive officer of the Company.

Outstanding Equity Awards at Fiscal 2021 Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2021.

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (1)	Exercise Price ($/sh)	Option Expiration Date

Roger Kahn	8/24/2015	800	-	$287.50	8/24/2025
	8/19/2016	4,446	-	$205.00	8/19/2026
	11/20/2019	83,117	166,236	$1.40	11/20/2029
		88,363	166,236

Mark G. Downey	11/20/2019	13,334	26,666	$1.40	11/20/2029

(1)	Shares vest in equal installments upon the anniversary date of the grant over three years.

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

Director Compensation Table

The following table sets forth information concerning the compensation paid to our non-employee directors during the fiscal year ended September 30, 2021.

	Annual	Board
Director	Retainer	Meetings	Chairman	Additional	Total
Ken Galaznik	$12,000	$6,000	$10,000	$-	$28,000
Joni Kahn	12,000	6,000	15,000	3,000	36,000
Scott Landers	12,000	6,000	5,000	3,000	26,000
Michael Taglich	12,000	6,000	-	-	18,000
	$48,000	$24,000	$30,000	$6,000	$108,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after December 20, 2021 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each individual named below is our address, 100 Sylvan Road, Suite G-700, Woburn, Massachusetts 01801.

The following tables set forth, as of December 20, 2021, the beneficial ownership of our Series C Preferred and Common Stock by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of each class of the outstanding securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. At the close of business on December 20, 2021, there were 350 shares of our Series C Preferred and 10,187,128 shares of our Common Stock issued and outstanding.

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

(1)

Holder of Series C Preferred are entitled to vote on all matters presented to our stockholders on an as-converted basis. Each share of Series C Preferred Stock is convertible, at the option of each respective holder, into approximately 111.11 shares of Common Stock.

Common Stock

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Michael Taglich Director	360,229	(1)	3.44%
Roger Kahn President, Chief Executive Officer, Director	174,627	(2)	1.69%
Kenneth Galaznik Director	38,259	(3)	0.37%
Scott Landers Director	38,222	(4)	0.37%
Joni Kahn Director	38,232	(5)	0.37%
Mark G. Downey Chief Financial Officer and Treasurer	26,667	(6)	0.26%
All current executive officers and directors as a group	676,236	(7)	6.28%

(1)

Includes 195,662 shares issuable upon the exercise of warrants, and 37,708 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2021). Also includes 35 shares of Common Stock and 2 shares issuable upon the exercise of warrants owned by Mr. Taglich’s spouse.

(2)

Includes 172 shares issuable upon the exercise of warrants and 171,481 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2021). Includes 545 shares of common stock owned by Mr. Kahn’s spouse.

(3)	Includes 37,660 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2021).

(4)

Includes 37,660 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2021). Includes 8 shares of Common Stock owned by Mr. Lander’s children.

(5)	Includes 37,664 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2021).

(6)	Includes 26,667 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2021).

(7)	Includes 348,840 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2021).

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2021, regarding the shares of our common stock available for grant or granted under our equity compensation plans.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan category	(a)	(b)	(excluding securities reflected in column a) (c)

Equity compensation plans approved by security holders	799,201	$4.66	4,045

Equity compensation plans not approved by security holders (1)	1,788,745	4.18	-

Total	2,587,946	$-	4,045

(1)	At September 30, 2021, there were 1,788,745 total Warrants outstanding.

Stock warrants outstanding at September 30, 2021 are as follows:

	Issue		Extended
Type	Date	Shares	Price	Expiration
Placement Agent	06-Nov-13	-	$1,625.00	06-Nov-18
Placement Agent	28-Mar-14	-	$1,312.50	28-Mar-19
Placement Agent	28-Oct-14	-	$812.50	28-Oct-19
Director/Shareholder	31-Dec-14	-	$1,000.00	31-Dec-19
Director/Shareholder	12-Feb-15	-	$1,000.00	12-Feb-20
Director/Shareholder	12-May-15	-	$1,000.00	12-May-20
Director/Shareholder	31-Dec-15	-	$1,000.00	31-Dec-20
Placement Agent	17-May-16	-	$187.50	17-May-21
Placement Agent	11-May-16	-	$187.50	11-May-21
Placement Agent	15-Jul-16	-	$230.00	15-Jul-21
Investors	08-Nov-16	4,271	$175.00	09-May-22
Director/Shareholder	31-Dec-16	120	$1,000.00	31-Dec-21
Financing	10-Oct-17	1,327	$132.50	10-Oct-25
Director/Shareholder	31-Dec-17	120	$1,000.00	31-Dec-21
Investors	19-Oct-18	3,120	$25.00	19-Oct-23
Placement Agent	14-Apr-19	10,000	$31.25	16-Oct-23

Total		18,958

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

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms of any related-party transactions. Therefore, any material financial transaction between the Company and any related person would need to be approved by our Audit Committee prior to the Company entering into such transaction.

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc., a New York based securities firm. Taglich Brothers, Inc. acted as placement agents for many of the Company’s private offerings in 2012, 2013, 2014, and 2016. They were also the placement agent for the Company’s $3 million subordinated debt offering in 2013, the Series A Preferred Stock sale in 2015, and Promissory Term Notes in 2018. Michael Taglich has also guaranteed $1.5 million in connection with the Company’s out of formula borrowings on its credit facility with Heritage Bank. In consideration of previous loans made by Michael Taglich to the Company and the personal guaranty to Heritage Bank of Commerce, Mr. Taglich has been issued warrants to purchase common stock totaling 1,080 shares at an exercise price of $1,000.00 per share.

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

In connection with previous private offerings and debt issuances, Taglich Brothers, Inc. was granted Placement Agent Warrants to purchase 4,246 shares of common stock at a weighted average price of $321.00 per share.

In September 2018, the Company sold and issued subordinate promissory notes (the “Promissory Term Notes”) to certain accredited investors (each, a “Purchaser”), pursuant to which it issued to the Purchasers (i) Promissory Term Notes, in the aggregate principal amount of approximately $941,000. The Promissory Term Notes have an original issue discount of fifteen percent (15%), bear interest at a rate of twelve percent (12%) per annum and have a maturity date of the earlier to occur of (a) six months from the date of execution of the Note Purchase Agreement, or (b) the consummation of a debt or equity financing resulting in the gross proceeds to the Company of at least $3.0 million. Michael Taglich participated in the Note Purchase Agreement in September 2018. Michael Taglich purchased Promissory Term Notes in the amount of approximately $122,000 pursuant to the Note Purchase Agreement. Taglich Brothers, Inc. served as placement agent for the above transaction, for which services the Company paid to Taglich Brothers, Inc. $40,000 in cash compensation, or five percent (5%) of the net proceeds received by the Company.

In November 2018, the Company engaged Taglich Brothers, on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities. Fees for the services were $8,000 per month for three months and $5,000 thereafter, cancellable at any time. Taglich Brothers could also earn a success fee ranging from $200,000 for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million. In connection with the asset purchase of Stantive, Taglich Brothers earned a success fee of $200,000.

Michael Taglich purchased 350 units in the amount of $350,000 of Series C Preferred Stock and associated warrants in the private transaction consummated on March 13, 2019. Mr. Taglich’s purchase was subject to stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c), for which approval by the stockholders of the Company was obtained on April 26, 2019.

In December 2019, the Company engaged Taglich Brothers, on a non-exclusive basis, to perform advisory services to restate the rights and limitations for the Bridgeline Digital, Inc. Series A Convertible Preferred Stock. Fees for the services were $21,000.

In connection with the Company’s registered direct completed in February 2021, the Company issued Taglich Brothers 29,084 Investors warrants. Each warrant to purchase common stock expires five years from the date of issuance and is non-cash exercisable for $3.875 per share beginning six-months from the date of issuance, or February 4, 2021.  The warrants expire February 4, 2026.

In connection with the Company’s Series D Preferred Stock registered direct and PIPE completed in May 2021, the Company issued Taglich Brothers 53,861 Investors warrants.  Each warrant to purchase common stock expires five years from the date of issuance and is non-cash exercisable for $2.850 per share beginning six-months from the date of issuance, or May 14, 2021.  The warrants expire May 12, 2026.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The firm of PKF O’Connor Davies LLP acts as our principal independent registered public accounting firm. They have served as our independent auditors since February 27, 2021. Our previous independent registered public accounting firm was Marcum LLP. A representative of PKF O’Connor Davies LLP is expected to attend this year's Annual Meeting, and they will have an opportunity to make a statement if they desire to do so. It is also expected that such representative will be available to respond to appropriate questions.

The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by PKF O’Connor Davies LLP and Marcum LLP for the fiscal year ended September 30, 2021 and by Marcum LLP for the fiscal year ended September 30, 2020.   The Company did not engage its independent registered public accounting firms during either of the fiscal years ended September 30, 2021 or September 30, 2020 for any other non-audit services.

Type of Service	Amount of Fee for Fiscal Year Ended
	September 30, 2021	September 30, 2020
Audit Fees	$261,951	$261,397
Audit-Related Fees	68,544	—
Tax Fees	—	—
Total	$330,495	$261,397

Audit Fees. This category includes fees for the audits of the Company's annual financial statements, review of financial statements included in the Company's Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years. PKF O’Connor Davies LLP and Marcum LLP were $219,000 and $42,951, respectively, for fiscal year ended September 30, 2021.

Audit-Related Fees. This category consists of audits performed in connection with certain acquisitions. PKF O’Connor Davies LLP and Marcum LLP were $42,500 and $26,044, respectively, for fiscal year ended September 30, 2021.

Tax Fees. This category consists of professional services rendered for tax compliance, tax planning and tax advice. The services for the fees disclosed under this category include tax return preparation, research and technical tax advice.

There were no other fees paid or accrued to PKF O’Connor Davies, LLP or Marcum LLP in the fiscal years ended September 30, 2021 or September 30, 2020.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal year ended September 30, 2021, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

– Reports of Independent Registered Public Accounting Firm

–Consolidated Balance Sheets as of September 30, 2021 and 2020

–Consolidated Statements of Operations for the years ended September 30, 2021 and 2020

–Consolidated Statements of Comprehensive Income/(Loss) for the years ended September 30, 2021 and 2020

–Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2021 and 2020

–Consolidated Statements of Cash Flows for the years ended September 30, 2021 and 2020

–Notes to Consolidated Financial Statements

2. Financial Statement Schedules

–Not applicable

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

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
1.1	Underwriting Agreement by and between Bridgeline Digital, Inc. and ThinkEquity, dated October 16, 2018	8-K	October 19, 2018	1.1
3.1	Amended and Restated Certificate of Incorporation, as amended	10-Q	May 15, 2013	3.1
3.2	Certificate of Designations of the Series A Convertible Preferred Stock	8-K	November 4, 2014	3.1
3.3	Amended and Restated By-Laws	10-Q	February 17, 2015	3.2
3.4	Certificate of Designations of the Series B Convertible Preferred Stock	8-K	October 19, 2018	3.1
3.5	Amended and Restated By-Laws	8-K	December 14, 2018	3.1
3.6	Amendment to the Amended and Restated Bylaws of Bridgeline Digital, Inc., dated September 9, 2021	8-K	September 20, 2021	3.1
4.1	Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto	8-K	November 4, 2016	10.3
10.1	Amended and Restated Stock Incentive Plan, as amended	DEF 14 A	July 14, 2014	C

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
10.2	Form of Common Stock Purchase Warrant Issued to Placement Agent	8-K	November 4, 2014	10.2
10.3	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated January 7, 2015	8-K	January 9, 2015	10.2
10.4	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated February 17, 2015	10-Q	February 17, 2015	10.2
10.5	Form of Restricted Stock Agreement	10-Q	May 15, 2015	10.6
10.6	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated May 12, 2015	10-Q	May 15, 2015	10.9
10.7	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated July 21, 2015	8-K	July 24, 2015	10.2
10.8	Bridgeline Digital Inc. 2016 Stock Incentive Plan	DEF 14 A	March 22, 2016	Appendix B
10.9	Form of Common Stock Purchase Warrant issued to Placement Agent	8-K	May 17, 2016	10.3
10.10	Placement Agreement between Bridgeline Digital, Inc and Taglich Brothers, Inc dated March 31, 2016	8-K	June 15, 2016	10.3
10.11	Form of Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.1
10.12	Form of Purchaser Warrant	8-K	November 4, 2016	10.2
10.13	Form of Registration Rights Agreement dated November 3, 2016	8-K	November 4, 2016	10.3

10.14	Form of Insider Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.4
10.15	Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P. dated October 10, 2017	8-K	October 13, 2017	10.1
10.16	Form of Warrant to Purchase Stock issued to Montage Capital II, L.P	8-K	October 13, 2017	10.2
10.17	Intercreditor Agreement between Heritage Bank of Commerce and Montage Capital II, L.P dated October 10, 2017	8-K	October 13, 2017	10.3
10.18	First Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II. LP, dated May 10, 2018	10-Q	May 15, 2018	10.2
10.19	Form of Note Purchase Agreement	8-K	September 11, 2018	10.1
10.20	Form of Promissory Note	8-K	September 11, 2018	10.2
10.21	Form of Subordination Agreement	8-K	September 11, 2018	10.3
10.22	Second Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P., dated October 22, 2018	8-K	October 24, 2018	10.1
10.23	Share Purchase Agreement, by and between the Company and Woorank SRL., dated February 2, 2021	8-K	February 3, 2021	10.1
10.24	Form of Securities Purchase Agreement, dated February 4, 2021	8-K	February 9, 2021	10.1
10.25	Form of Placement Agent Warrant, dated February 4, 2021	8-K	February 9, 2021	10.2
10.26	Employment Agreement dated September 13, 2019 between Bridgeline Digital, Inc. and Roger “Ari” Kahn	8-K	September 19, 2018	10.1
10.27	First Amendment to Roger “Ari” Kahn’s Employment Agreement dated February 25, 2021	8-K	March 2, 2021	10.1
10.28	Share Purchase Agreement, by and between the Company, Svanaco, Inc., an Illinois corporation, Svanawar, Inc., an Illinois corporation, and Hawk Search Inc., an Illinois corporation, dated May 11, 2021	8-K	May 12, 2021	10.1
10.29	Employment Agreement dated November 30, 2021 between Bridgeline Digital, Inc. and Thomas R. Windhausen				X

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
21.1	Subsidiaries of the Registrant				X
23.1	Consent of PKF O’Connor Davies, LLP				X
23.2	Consent of Marcum LLP				X
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS**	Inline XBRL Instance				X
101.SCH**	Inline XBRL Taxonomy Extension Schema				X
101.CAL**	Inline XBRL Taxonomy Extension Calculation				X
101.DEF**	Inline XBRL Taxonomy Extension Definition				X
101.LAB**	Inline XBRL Taxonomy Extension Labels				X
101.PRE**	Inline XBRL Taxonomy Extension Presentation				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

(c) Financial Statement Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Roger Kahn

Name: Roger Kahn

December 20, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	President and Chief Executive Officer, Director (Principal Executive Officer)	December 20, 2021
Roger Kahn

/s/ Thomas R. Windhausen	Chief Financial Officer	December 20, 2021
Thomas R. Windhausen	(Principal Financial Officer)

/s/Kenneth Galaznik	Director	December 20, 2021
Kenneth Galaznik

/s/ Joni Kahn	Director	December 20, 2021
Joni Kahn

/s/ Scott Landers	Director	December 20, 2021
Scott Landers

/s/ Michael Taglich	Director	December 20, 2021
Michael Taglich

Index of Exhibits

Exhibit No.	Description of Document
10.29	Employment Agreement dated November 30, 2021 between Bridgeline Digital, Inc. and Thomas R. Windhausen
21.1	Subsidiaries of the Registrant
23.1	Consent of PKF O’Connor Davies, LLP
23.2	Consent of Marcum LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.