Form 10-Q
period 2021-12-31
Bridgeline Digital, Inc.
filed 2022-02-10
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares of common stock par value $0.001 per share, outstanding as of February 8, 2022 was 10,204,276.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2021

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2021

Statements contained in this Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc.  These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of the COVID–19 pandemic and related public health measures that may affect our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability, our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission.  Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Bridgeline Digital, Inc. assumes no obligation to, and does not currently intend to, update any such forward-looking statements, except as required by applicable law. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	December 31, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$6,356	$8,852
Accounts receivable, net	1,262	1,370
Prepaid expenses and other current assets	397	196
Total current assets	8,015	10,418
Property and equipment, net	250	252
Operating lease assets	434	481
Intangible assets, net	7,354	7,755
Goodwill	15,985	15,985
Other assets	120	76
Total assets	$32,158	$34,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$609	$732
Current portion of operating lease liabilities	151	161
Accounts payable	1,359	974
Accrued liabilities	1,061	908
Current portion of purchase price and contingent consideration payable	1,045	3,463
Deferred revenue	1,793	2,097
Total current liabilities	6,018	8,335
Long-term debt, net of current portion (Note 7)	1,133	1,197
Operating lease liabilities, net of current portion	283	320
Purchase price and contingent consideration payable, net of current portion	2,430	2,360
Warrant liabilities	1,963	4,404
Other long-term liabilities	778	774
Total liabilities	12,605	17,390

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at December 31, 2021 and September 30, 2021	-	-
Series D Convertible Preferred stock: 4,200 shares authorized; no shares outstanding at December 31, 2021 and September 30, 2021	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,204,276 shares issued and outstanding at December 31, 2021, and 10,187,128 shares at September 30, 2021, issued and outstanding	10	10
Additional paid-in capital	100,270	100,207
Accumulated deficit	(80,415)	(82,287)
Accumulated other comprehensive loss	(312)	(353)
Total stockholders’ equity	19,553	17,577
Total liabilities and stockholders’ equity	$32,158	$34,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Net revenue:
Digital engagement services	$869	$837
Subscription and perpetual licenses	3,417	1,999
Total net revenue	4,286	2,836
Cost of revenue:
Digital engagement services	451	374
Subscription and perpetual licenses	829	583
Total cost of revenue	1,280	957
Gross profit	3,006	1,879
Operating expenses:
Sales and marketing	1,231	444
General and administrative	873	465
Research and development	859	349
Depreciation and amortization	424	232
Restructuring and acquisition related expenses	98	210
Total operating expenses	3,485	1,700
Income (loss) from operations	(479)	179
Interest (income) expense and other, net	(87)	94
Change in fair value of warrant liabilities	2,441	(1,441)
Income (loss) before income taxes	1,875	(1,168)
Provision for (benefit from) income taxes	3	(6)
Net income (loss)	$1,872	$(1,162)
Net income (loss) per share attributable to common shareholders:
Basic net income (loss) per share	$0.18	$(0.26)
Diluted net income (loss) per share	$0.06	$(0.26)
Number of weighted average shares outstanding:
Basic	10,189,012	4,420,170
Diluted	10,625,617	4,420,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Net income (loss)	$1,872	$(1,162)
Other comprehensive income:
Foreign currency translation adjustment	41	10
Comprehensive income (loss)	$1,913	$(1,152)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended December 31, 2021
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2021	350	$-	10,187,128	$10	$100,207	$(82,287)	$(353)	$17,577
Stock-based compensation expense					63			63
Issuance of common stock –warrants exercised			17,148					-
Net income						1,872		1,872
Foreign currency translation							41	41
Balance at December 31, 2021	350	$-	10,204,276	$10	$100,270	$(80,415)	$(312)	$19,553

	For the Three Months Ended December 31, 2020
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2020	350	$-	4,420,170	$4	$78,316	$(73,583)	$(381)	$4,356
Stock-based compensation expense					51			51
Net loss						(1,162)		(1,162)
Foreign currency translation							10	10
Balance at December 31, 2020	350	$-	4,420,170	$4	$78,367	$(74,745)	$(371)	$3,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,872	$(1,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	401	218
Depreciation and other amortization	23	14
Change in fair value of contingent consideration	70	-
Change in fair value of warrant liabilities	(2,441)	1,441
Stock-based compensation	63	51
Government grant income	-	(88)
Changes in operating assets and liabilities
Accounts receivable	106	(188)
Prepaid expenses and other current assets	(188)	(111)
Other assets	(5)	(110)
Accounts payable and accrued liabilities	506	149
Deferred revenue	(307)	228
Other liabilities	(21)	9
Total adjustments	(1,793)	1,613
Net cash provided by operating activities	79	451
Cash flows from investing activities:
Software development capitalization costs	(46)	(30)
Purchase of property and equipment	(18)	(11)
Net cash used in investing activities	(64)	(41)
Cash flows from financing activities:
Payments of contingent consideration and deferred cash payable	(2,423)	-
Payments of long-term debt	(81)	-
Net cash used in financing activities	(2,504)	-
Effect of exchange rate changes on cash and cash equivalents	(7)	6
Net increase (decrease) in cash and cash equivalents	(2,496)	416
Cash and cash equivalents at beginning of period	8,852	861
Cash and cash equivalents at end of period	$6,356	$1,277

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3	$-
Income taxes	$-	$-

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

Hawk Search, Inc. (“Hawk Search”) is a search, recommendation, and personalization application built for marketers, merchandisers and developers that enhances, normalizes and enriches a customer's site search and browse experience. Hawk Search leverages advanced artificial intelligence, machine learning and industry-leading analyzers to deliver accurate results from federated data sources.

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

The Company has four wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd., located in Bangalore, India; Bridgeline Digital Canada, Inc., located in Ontario, Canada; Hawk Search Inc. located in Illinois, United States; and Bridgeline Digital Belgium BV, located in Brussels, Belgium.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three months ended December 31, 2021 are not necessarily indicative of the results to be expected for the year ending September 30, 2022. The accompanying September 30, 2021 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on December 20, 2021.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation in the current period financial statements.  These reclassifications had no effect on the previously reported net loss.

Accounting Pronouncements Pending Adoption

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU No. 2016-13 is effective for smaller reporting companies for annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

Debt with Conversion and Other Options and Derivatives and Hedging

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of December 31, 2021	As of September 30, 2021
Accounts receivable	$1,324	$1,403
Allowance for doubtful accounts	(62)	(33)
Accounts receivable, net	$1,262	$1,370

As of December 31, 2021, one customer represented approximately 23% of accounts receivable. As of September 30, 2021, two customers represented approximately 13% and 10% of accounts receivable. For the three months ended December 31, 2021, no customers exceeded 10% of the Company’s total revenues. During the three months ended December 31, 2020, one customer represented approximately 12% of the Company’s total revenue.

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

The carrying value of the Company’s accounts receivable and accounts payable approximates fair value due to their short-term nature.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 28.4% - 58.2% and 55.4%, respectively, as of December 31, 2021, and 28.8% - 66.2% and 55.8%, respectively, as of September 30, 2021. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to Company-specific volatility and 40% to comparable public companies.

The significant inputs and assumptions utilized were as follows:

	As of December 31, 2021			As of September 30, 2021
	Montage Capital	Series C Preferred	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred
Volatility	92.5%	85.4%	88.8%	88.7%	83.9%	85.7%
Risk-free rate	1.10%	0.90%	1.25%	0.80%	0.50%	1.00%
Stock price	$2.26	$2.26	$2.26	$4.11	$4.11	$4.11

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company recognized gains/(losses) of $2,441 and ($1,441) for the three months ended December 31, 2021 and 2020, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs to the Monte Carlo option-pricing model, primarily from changes in the stock price.

The Company’s contingent consideration obligations are from arrangements resulting from acquisitions that involve potential future payment of consideration that is contingent upon the achievement of revenue targets and operational goals. Contingent consideration is recognized at its estimated fair value at the date of acquisition based on the Company’s expected probability of future payment, discounted using a weighted-average cost of capital in accordance with accepted valuation methodologies.

The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company uses a simulation-based model to estimate the fair value of contingent consideration on the acquisition date and at each reporting period. The simulation model uses certain inputs and assumptions, including revenue projections, an estimate of revenue discount and volatility rate based on comparable public companies’ data, and risk-free rate. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability limited to the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount paid will be recorded in earnings. The significant inputs and assumptions utilized were as follow as of:

	December 31, 2021	September 30, 2021
Revenue discount rate	3.7%	3.5%
Revenue volatility	7.8%	11.0%
Discount rate	10.1%	10.5%

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021, are as follows:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$13	$13
Series A and C	-	-	805	805
Series D	-	-	1,145	1,145
Total warrant liabilities			1,963	1,963
Contingent consideration obligations	-	-	3,210	3,210
Total Liabilities	$-	$-	$5,173	$5,173

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$13	$13
Series A and C	-	-	2,026	2,026
Series D	-	-	2,365	2,365
Total warrant liabilities			4,404	4,404
Contingent consideration obligations	-	-	3,649	3,649
Total Liabilities	$-	$-	$8,053	$8,053

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

	Contingent Consideration Obligations	Warrant Liabilities
Balance at beginning of period, October 1, 2021	$3,649	$4,404
Additions	-	-
Payments or exercises	(509)	-
Adjustment to fair value	70	(2,441)
Balance at end of period, December 31, 2021	$3,210	$1,963

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of December 31, 2021	As of September 30, 2021
Domain and trade names	$720	$732
Customer related	5,201	5,465
Technology	1,433	1,558
Balance at end of period	$7,354	$7,755

Total amortization expense was $401 and $218 related to intangible assets for the three months ended December 31, 2021 and 2020, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2022 (remaining), 2023, 2024, 2025, and 2026 and thereafter is $1,093, $1,415, $1,032, $738, $673 and $2,403, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31, 2021	As of September 30, 2021
Compensation and benefits	$621	$541
Professional fees	119	81
Taxes	72	84
Insurance	134	-
Other	115	202
Balance at end of period	$1,061	$908

7.   Long-term debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders (see Note 14). The assumed debt obligations and seller note are denominated in Euros.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Long-term debt consisted of the following:

	As of December 31, 2021	As of September 30, 2021
Vendor loan payable (“Vendor loan”), accruing interest at 3.0% per annum. Principal and interest are payable in two lump-sum installments and the loan matures on February 1, 2023.	$676	$718
Term loan payable, accruing interest at fixed rates ranging between 0.99% to 1.5% per annum, payable in monthly or quarterly payments of interest and principal and matures on October 10, 2022.	269	362
Term loan payable, accruing interest at 1.3% per annum, payable in quarterly installments and matures on April 30, 2027.	453	466
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over five installments and matures on January 1, 2026.	344	383
Total debt	1,742	1,929
Less: current portion	(609)	(732)
Long-term debt, net of current portion	$1,133	$1,197

At December 31, 2021, future maturities of long-term debt are as follows:

Fiscal year:
2022 (remaining)	$609
2023	470
2024	218
2025	218
2026	82
Thereafter	145
Total debt	$1,742

8.   Stockholders’ Equity

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock (“Conversion Shares”) equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10.00 (the “Stated Value”) and (ii) divided by the conversion price in effect at the time of conversion. As of December 31, 2021, the Company had no shares of Series A Preferred Stock outstanding.

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Company may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of December 31, 2021, the Company had 350 shares of Series C Preferred Stock outstanding, which were convertible into an aggregate of 38,889 shares of the Company’s common stock.

Registered Offering of Common Stock and Private Placement of Series D Convertible Preferred Stock (the “ May 2021 Offerings”)

On May 14, 2021, the Company offered and sold a total of 1,060,000 shares of its common stock to certain institutional investors at a public offering price of $2.28 per share in a registered direct offering (“RD Offering”). The RD Offering was registered under the Securities Act of 1933, as amended, pursuant to a prospectus supplement to the Company's currently effective registration statement on Form S-3.

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

In connection with the Private Placement, the Company has designated 4,200 shares of its preferred stock as Series D Convertible Preferred Stock.  The shares of Series D Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series D Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion.  Holders of Series D Preferred Stock were prohibited from converting Series D Preferred Stock into conversion shares if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% (or 9.99% upon the election of the holder prior to the issuance of the Series D Preferred Stock) of the total number of shares of common stock then issued and outstanding. At the original issuance date, shares of Series D Preferred Stock issued in Private Placement were convertible into an aggregate of 1,184,211 shares of common stock.

The Company’s common stock is listed on the NASDAQ Capital Market, and, as such, it is subject to the applicable rules of the Nasdaq Stock Market LLC, including Nasdaq Listing Rule 5635(a), which requires stockholder approval in connection with the acquisition of another company (see Note 13) if the Nasdaq-listed company will issue 20% or more of its common stock. For purposes of Nasdaq Listing Rule 5635(a), the issuance of any common stock in the Acquisition (see Note 13) and the May 2021 Offerings would be aggregated together. Thus, to permit the issuance of common stock upon conversion of the Series D Preferred Stock and upon exercise of the warrants issued in the Private Placement, the Company had to obtain stockholder approval of these issuances. Upon issuance, the Company had determined that such prohibition did not represent an inability for the Company to satisfy its obligation to deliver shares upon conversion, as the holders’ conversion option itself was contingent upon Stockholder Approval. On September 16, 2021, the Company obtained Stockholder Approval. The Company determined that the Series D Preferred Stock should be classified as permanent equity.

The Series D Preferred Stock contained an embedded conversion feature that could affect the ultimate settlement of the Series D Preferred Stock. The Company determined that the embedded conversion feature’s economic characteristics and risks were clearly and closely related to the economic characteristics and risks of the Series D Preferred Stock. As a result, the embedded conversion feature was not required to be bifurcated from the Series D Preferred Stock.

The Series D Preferred Stock issued contained a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is deemed beneficial to the investor, that is, in-the-money, at inception, as the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. An embedded beneficial conversion feature is required to be recognized separately by allocating a portion of the proceeds equal to the intrinsic value, at the commitment date, of the feature to additional paid-in capital. As discussed below, the May 2021 Offerings cash proceeds allocated to the Series D Preferred Stock based on its relative fair value resulted in an effective conversion price of $1.41, which was below the commitment date fair value of the underlying shares of common stock of $2.50, resulting in a beneficial conversion feature measured at $1.3 million. As discussed in Note 14, upon the acquisition of Hawk Search during the third quarter of fiscal 2021, Series D Preferred Stock was issued as part of consideration transferred in which the intrinsic value of the embedded conversion feature was calculated at $724 as of the acquisition date.

During the fourth quarter of fiscal 2021, the Company recognized the impact of the beneficial conversion feature upon Stockholder Approval, as the beneficial conversion feature became immediately exercisable, at the option of the holder. The Company recognized full accretion of the beneficial conversion feature as a deemed dividend of $2.0 million to the Series D Preferred Stock. Such deemed dividend was recognized as an increase to accumulated deficit and an increase to additional paid-in capital and was included as a component of net loss attributable to common stockholders. During the fourth quarter of fiscal 2021, all Series D Preferred Stock was converted to common shares with no remaining Series D Preferred Stock outstanding at December 31, 2021 and September 30, 2021.

As noted above, in connection with the May 2021 Offerings, the Company issued Series D Preferred Warrants and Placement Agents Warrants to purchase up to 592,106 and 179,536 shares of common stock, respectively. The Series D Preferred and Placement Agents Warrants (hereinafter referred to collectively as the “Series D Warrants”) are puttable at the option of the holder in the event of a Fundamental Transaction, as defined in the respective warrant agreements. The put feature requires the Company to pay holders an amount of cash equal to the Black-Scholes Value, as defined in the respective warrant agreements, of the remaining unexercised portion of the Series D Warrants on the date of consummation of such Fundamental Transaction. The Company determined that the Series D Warrants are required to be classified as liabilities measured at fair value at their issuance date and to be subsequently remeasured at fair value each reporting period, with changes in fair value recognized in period earnings (see Note 4).

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

As the common stock in the RD Offering was sold concurrently with the Units sold in the Private Placement, for any common purchasers, inclusive of purchaser affiliated entities, the aggregate proceeds from the May 2021 Offerings were allocated, on an investor-by-investor basis, to the Series D Preferred Warrants based on their fair value and the residual proceeds to the common stock and Series D Preferred Stock based on their relative fair values. Accordingly, the May 2021 Offerings proceeds, net of certain fees due to placement agents, inclusive of the fair value of warrants issued to placement agents, and transaction-related expenses, of approximately $4.3 million were allocated $1.0 million to the Series D Preferred Warrants based on their issuance-date fair value, $1.9 million to common stock and $1.3 million to Series D Preferred Stock based on their respective relative fair values.

The issuance-date fair value of the Series D Warrants issued to placement agents was determined to be incremental cost directly attributable to the May 2021 Offerings and was charged by the Company against proceeds along with other fees paid to the Placement Agents.

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

Joseph Gunnar & Company, LLC acted as lead placement agent for the Offering, and Taglich Brothers, Inc. acted as co-placement agent for the Offering. As compensation for their services, the Company paid to the Placement Agents a fee equal to 8% of the aggregate purchase price paid for shares placed by the Placement Agents at closing and reimbursed the Placement Agents for certain expenses incurred in connection with the Offering. In addition, the Company issued to the Placement Agents warrants to purchase an aggregate of 58,169 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have a term of five years from the date of issuance and an exercise price of $3.875 per share.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. As of December 31, 2021, there were 3,246 options outstanding under the Plan. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. As of December 31, 2021, there were 761,368 options outstanding and 14,544 shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the three months ended December 31, 2021 and 2020, compensation expense related to share-based payments was as follows:

	Three Months Ended December 31,
	2021	2020
Cost of revenue	$8	$6
Operating expenses	55	45
	$63	$51

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

As of December 31, 2021, the Company had approximately $322 of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Series A and C Preferred Warrants - In March 2019, in connection with the issuance of the Company’s Series C Preferred Stock, the Company issued warrants to purchase the Company’s common stock. These warrants were designated as (i) Series A Warrants with an initial term of 5.5 years and an exercise price of $4.00; (ii) Series B Warrants, which expired unexercised during the Company’s 2021 fiscal year, with an initial term of 24 months and an exercise price of $4.00; and (iii) Series C Warrants with an initial term of 5.5 years and an exercise price of $0.05 (collectively, hereinafter referred to as the “Series C Preferred Warrants”). The Company also issued warrants with an exercise price of $4.00 to purchase shares of the Company’s common stock to the Placement Agents. The Company may not effect, and a holder will not be entitled to convert, the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. During the three months ended December 31, 2021, 26,605 Placement Agent Warrants were exercised.

As of December 31, 2021, the number of shares issuable upon exercise of the (i) Series A Warrants were 872,625 shares; (ii) Series C Warrants were 13,738 shares; (iii) the Placement Agent Warrants issued in connection with the Series C Preferred Stock were 11,992 shares; and (iv) Investor Warrants were 41,621 shares.

Series D Preferred Warrants - The Units sold in Private Placement on May 14, 2021 also consisted of Series D Warrants to purchase up to 592,106 shares of common stock. The Series D Preferred Warrants issued on May 14, 2021 have an initial exercise date of November 14, 2021, with a term of five and a half years which ends on November 16, 2026. Series D Preferred Warrants have an exercise price of $2.51.

In addition, pursuant to the May 2021 Offerings, the Company issued to the Placement Agents warrants to purchase an aggregate of 179,536 shares of common stock. The Placement Agents Warrants issued on May 14, 2021 have an initial exercise date of November 14, 2021, with a term of five years which ends on May 12, 2026. The Placement Agent Warrants have an exercise price of $2.85.

The Company may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any May 2021 Offering Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of December 31, 2021, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

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

Total warrants outstanding as December 31, 2021, were as follows:

Type	Issue Date	Shares	Price	Expiration
Investors	11/9/2016	4,271	$175.00	5/9/2022
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Investors	10/19/2018	3,120	$25.00	10/19/2023
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	3/12/2019	41,621	$4.00	10/19/2023
Investors	3/12/2019	872,625	$4.00	9/12/2024
Investors	3/12/2019	13,738	$0.05	9/12/2024
Placement Agent	3/12/2019	11,992	$4.00	9/12/2024
Placement Agent	2/4/2021	31,564	$3.88	2/4/2026
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	5/14/2021	179,536	$2.85	5/12/2026
Total		1,761,900

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended December 31, 2021, the Company granted options to purchase 5,000 shares at an exercise price of $4.11, which vest ratably over a three-year period commencing on October 1, 2021. There were no options granted during the three months ended December 31, 2020.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the three months ended December 31, 2021 are as follows:

Weighted-average fair value per share option	$2.96
Expected life (in years)	6.0
Volatility	90.8%
Risk-free interest rate	1.1%
Dividend yield	0.0%

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

A summary of combined stock option and warrant activity for the three months ended December 31, 2021, is as follows:

	Stock Options		Stock Warrants
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2021	799,201	$4.66	1,788,745	$4.18
Granted	5,000	3.99	-	-
Exercised	-	-	(26,605)	3.88
Forfeited/Exchanged	(21,834)	2.46	-	-
Expired	(13)	837.50	(240)	1,000
Outstanding, December 31, 2021	782,354	$4.71	1,761,900	$4.05
Options vested and exercisable, December 31, 2021	483,417	$6.28

As of December 31, 2021, the aggregate intrinsic value of options outstanding and exercisable was $457 and $323, respectively, and the weighted-average remaining contractual term was 8.4 and 8.2 years, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

9.   Net Income (Loss) Per Share Attributable to Common Shareholders

Basic net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding.  Diluted net loss per share attributable to common shareholders is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible preferred stock using the “as-if-converted” method. The computation of diluted earnings per share does not include the effect of outstanding stock options, warrants and convertible preferred stock that are considered anti-dilutive.

Basic and diluted net income (loss) per share is computed as follows:

	Three Months Ended December 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net income (loss) - basic earnings per share	$1,872	$(1,162)
Effect on dilutive securities:
Change in fair value of in-the-money warrant derivative liabilities	(1,247)	-
Net income (loss) applicable to common shareholders – diluted earnings per share	$625	$(1,162)

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,189,012	4,420,170
Effect on dilutive securities:
Options	242,699	-
Warrants	155,017	-
Preferred Stock	38,889	-
Weighted-average shares outstanding for diluted earnings per share	10,625,617	4,420,170

Basic net income (loss) per share	$0.18	$(0.26)
Diluted net income (loss) per share	$0.06	$(0.26)

For the three months ended December 31, 2021, potential common stock equivalents excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive included stock options and warrants to purchase common stock totaling 244,348 and 976,520 shares, respectively.

For the three months ended December 31, 2020, diluted net loss per share was the same as basic net loss per share, as the effects of all the Company’s potential common stock equivalents are anti-dilutive, as the Company reported a net loss applicable to common shareholders for the periods and the impact of in-the-money warrants was also anti-dilutive. Potential common stock equivalents excluded include the Company’s Convertible Preferred Stock, stock options and warrants (see Note 8).

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended December 31,
Revenues:	2021	2020
United States	$3,360	$2,286
International	926	550
	$4,286	$2,836

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $7.2 million and $7.5 million as of December 31, 2021 and September 30, 2021, respectively.

The Company’s revenue by type is as follows:

	Three Months Ended December 31,
Revenues:	2021	2020
Digital Engagement Services	$869	$837
Subscription	3,079	1,690
Maintenance	117	92
Hosting	221	217
	$4,286	$2,836

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

The following table summarizes the classification and net change in deferred revenue as of and for the three months ended December 31, 2021:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2021	$2,097	$418
Increase (decrease)	(304)	(23)
Balance as of December 31, 2021	$1,793	$395

11.  Income Taxes

Income tax benefit/expense was $3 and ($6) for the three months ended December 31, 2021 and 2020, respectively. Income tax expense consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented.

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three months ended December 31, 2021, the Company was also a lessee/sublessor for certain office locations relating to its restructuring plans commenced in fiscal 2015.

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

The components of net lease costs were as follows:

	Three months Ended December 31,
	2021	2020
Condensed Consolidated Statement of Operations:
Operating lease cost	$54	$18
Variable lease cost	14	14
Less: Sublease income, net	(25)	(25)
Total	$43	$7

Cash paid for amounts included in the measurement of lease liabilities was $47 for the three months ended December 31, 2021, all of which represents operating cash flows from operating leases. As of December 31, 2021, the weighted average remaining lease term was 3.1 years and the weighted average discount rate was 7.0%.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At December 31, 2021, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2022 (remaining)	$130	$76	$54
2023	173	101	72
2024	116	34	82
2025	69	-	69
2026	7	-	7
Total lease commitments	495	$211	$284
Less: Amount representing interest	(61)
Present value of lease liabilities	434
Less: current portion	(151)
Operating lease liabilities, net of current portion	$283

As of December 31, 2021, the Company had no lease commitments that extend past 2026.

At September 30, 2021, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Payments - Operating Leases	Receipts - Subleases	Net Leases
Fiscal year:
2022	$185	$101	$84
2023	173	101	72
2024	116	34	82
2025	69	-	69
2026	7	-	7
Total lease commitments	550	$236	$314

13.   Commitments and Contingencies

The Company leases certain of its buildings under noncancelable lease agreements. Refer to the Leases footnote (Note 12) of the Notes to the Condensed Financial Statements for additional information.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of December 31, 2021 and September 30, 2021.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of December 31, 2021 and September 30, 2021, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of December 31, 2021, the Company was not engaged with any material legal proceedings.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

14.   Acquisitions

Woorank Acquisition

On March 1, 2021, the Company, pursuant to a Share Purchase Agreement (the “Woorank Purchase Agreement”), acquired all of the issued and outstanding shares of Woorank, an entity located in Belgium. The Company accounted for the Woorank transaction as a business combination in accordance with the Accounting Standard Codification (“ASC”) Topic 805, Business Combinations. The purchase price consisted of (1) cash paid at closing, (2) deferred cash payable in installments post-closing, (3) a seller note issued to one of the selling shareholders, and (4) amounts payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one year from the closing date of the acquisition. The Woorank Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets and operational goals, to the selling shareholders pursuant to three separate earn-out provisions. On the closing date, the Company issued 29,433 shares of its common stock for a portion of the purchase price.

The Company accounted for the Woorank transaction as a business combination. The Company determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset or a group of similar assets. Assets acquired and liabilities assumed have been recognized at their estimated fair values as of the acquisition date. The fair value of common stock issued as part of consideration transferred was determined based on the acquisition date closing market price of the Company’s common stock. The estimated fair value of the contingent consideration was determined based on the Company’s expected probability of future payment, discounted using a weighted average cost of capital. The fair value of the contingent consideration is included within Purchase price and contingent consideration payable on the consolidated balance sheets. The fair value of intangible assets was based on valuations using a discounted cash flow model (Level 3 inputs) which requires significant estimates and assumptions, including estimating future revenues and costs. The fair value of debt obligations assumed was based on the interest rates underlying these instruments in relation to the market rates available for similar instruments. The excess of the purchase price over the assets acquired and liabilities assumed was recognized as goodwill. The goodwill is attributable to expected synergies and customer cross-selling opportunities between the Company and Woorank.

Hawk Search Acquisition

On May 28, 2021, the Company, pursuant to a Share Purchase Agreement (the “Hawk Purchase Agreement”), acquired all of the issued and outstanding shares of Hawk Search, an Illinois corporation. The purchase price consisted of (1) an initial cash payment at closing, (2) issuance of 1,500 shares of the Company’s newly designated Series D Preferred Stock, and (3) deferred cash payable on or before December 31, 2021. The Hawk Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets, to the selling shareholders as an additional earn-out, payable no later than January 2023.

The Company accounted for the Hawk Search transaction as a business combination. The Company determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset of a group of similar assets. Assets acquired and liabilities assumed have been recognized at their estimated fair values as of the acquisition date. The fair value of Series D Preferred Stock issued as part of consideration transferred was determined based on the price paid by third-party investors in the Private Placement (see Note 8) which occurred in close proximity to the acquisition date. As more fully described in Note 8, the Series D Preferred Stock contains an embedded beneficial conversion feature. The intrinsic value of $724 was calculated as of the acquisition date. The fair value of contingent consideration was determined based on the probability of achievement of the revenue targets and operational goals, which includes estimating future revenues. The fair value of intangible assets was based on valuations using a discounted cash flow model (Level 3 inputs) which requires significant estimates and assumptions, including estimating future revenues and costs. The excess of the purchase price over the assets acquired and liabilities assumed was recognized as goodwill. The goodwill is attributable to expected synergies and customer cross-selling opportunities between the Company and Hawk Search.

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

Pro Forma Information (Unaudited)

The following is the unaudited pro forma information assuming the acquisitions occurred on October 1, 2020:

Three months ended December 31, 2020

(in thousands, except share and per share data)

Revenue	$4,471

Net income (loss) attributable to common shareholders - basic	$(1,687)
Net income (loss) attributable to common shareholders - diluted	$(1,687)

Net income (loss) per share attributable to common shareholders:
Basic	$(0.38)
Diluted	$(0.38)

Weighted average common shares outstanding - basic	4,420,170
Weighted average common shares outstanding - diluted	4,420,170

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Pro forma information for the three months ended December 31, 2021, is not presented as the amounts reported in the Condense Consolidated Statements of Operations include the activities of these acquisitions for the period then ended.

15.  Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. (“Taglich Brothers”), a New York based securities firm.

In November 2018, the Company engaged Taglich Brothers Inc, on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities. Michael Taglich is a director and shareholder of the Company. Taglich Brothers Inc. could also earn a success fee ranging from $200 for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million.

In connection with the February and May 2021 Offerings (see Note 8), Taglich Brothers, Inc. received warrants to purchase 82,945 shares of the Company’s common stock with a weighted average exercise price of $3.21 and weighted average term of 5.0 years.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements included in this section, other than statements or characterizations of historical fact, are forward-looking statements. These “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may" "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of the COVID–19 pandemic and related public health measures on our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission. Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as well as in the other documents that we file with the Securities and Exchange Commission.

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

Woorank SRL (“Woorank”) is a Search Engine Optimization (“SEO”) audit tool that generates an instant audit of a site’s technical, on-page and off-page SEO.  Woorank’s clear, actionable insights help companies increase their search ranking, website traffic, audience engagement, conversion, and customer retention rates.

Hawk Search, Inc. (“Hawk Search”) is a search, recommendation, and personalization application built for marketers, merchandisers and developers that enhances, normalizes and enriches a customer's site search and browse experience. Hawk Search leverages advanced artificial intelligence, machine learning and industry-leading analyzers to deliver accurate results from federated data sources.

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

The Company has four wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd., located in Bangalore, India; Bridgeline Digital Canada, Inc., located in Ontario, Canada; Hawk Search Inc. located in Illinois, United States; and Bridgeline Digital Belgium BV, located in Brussels, Belgium.

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

On March 1, 2021, the Company, pursuant to a Share Purchase Agreement (the “Woorank Purchase Agreement”), acquired all of the issued and outstanding shares of Woorank SRL (“Woorank”), an entity located in Belgium. The total purchase price of approximately $2.4 million consisted of (1) $285 thousand in cash paid at closing or in close proximity to closing, (2) $376 thousand of deferred cash payable in installments post-closing, (3) a $352 thousand seller note issued to one of the selling shareholders, and (4) amounts payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one year from the closing date of the acquisition. The Woorank Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets and operational goals, to the selling shareholders pursuant to three separate earn-out provisions.  The acquisition date fair value of contingent consideration was $1.3 million. On the closing date, the Company issued 29,433 shares of its common stock, with an aggregate issuance date fair value of $99 thousand, for a portion of the purchase price.

On May 28, 2021, the Company, pursuant to a Share Purchase Agreement (the “Hawk Purchase Agreement”), acquired all of the issued and outstanding shares of Hawk Search, Inc., an Illinois corporation (“Hawk Search”). The total purchase price of approximately $9.9 million consisted of (1) $4.8 million initial cash payment at closing, (2) issuance of 1,500 shares of the Company’s newly designated Series D Preferred Stock with an aggregate issuance date fair value of $930 thousand, and (3) $2.0 million deferred cash payable on or before December 31, 2021. The Hawk Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets, to the selling shareholders as an additional earn-out, payable no later than January 2023.   The acquisition date fair value of contingent consideration was approximately $2.2 million.

Customer Information

For the three months ended December 31, 2021, no customers exceeded 10% of the Company’s total revenues. For the three months ended December 31, 2020, one customer represented approximately 12% of the Company’s total revenue.

Results of Operations for the Three Months Ended December 31, 2021 compared to the Three Months Ended December 31, 2020

Total net revenue for each of the three months ended December 31, 2021 and 2020, was $4.3 million and $2.8 million, respectively. We had net income of $1.9 million and a net loss of $1.2 million for the three months ended December 31, 2021 and 2020, respectively. Included in net income for the three months ended December 31, 2021, was a gain of $2.4 million as a result of the change in the fair value of certain warrant liabilities. Included in the net loss for the three months ended December 31, 2020, was a loss of $1.4 million as a result of the change in fair value of certain warrant liabilities and income of $88 thousand related to government grant income related to the Paycheck Protection Program (“PPP”) loan.   Basic net income (loss) per share attributable to common shareholders was $0.18 and ($0.26) for the three months ended December 31, 2021 and 2020, respectively. Diluted net income (loss) per share attributed to common shareholders was $0.06 and ($0.26) for the three months ended December 31, 2021 and 2020, respectively.

(in thousands)	Three Months Ended December 31,
			$	%
	2021	2020	Change	Change
Revenue
Digital engagement services	$869	$837	$32	4%
% of total revenue	20%	30%
Subscription and perpetual licenses	3,417	1,999	1,418	71%
% of total revenue	80%	70%
Total net revenue	4,286	2,836	1,450	51%

Cost of revenue
Digital engagement services	451	374	77	21%
% of digital engagement services revenue	52%	45%
Subscription and perpetual licenses	829	583	246	42%
% of subscription and perpetual revenue	24%	29%
Total cost of revenue	1,280	957	323	34%
Gross profit	3,006	1,879	1,127	60%
Gross profit margin	70%	66%

Operating expenses
Sales and marketing	1,231	444	787	177%
% of total revenue	29%	16%
General and administrative	873	465	408	88%
% of total revenue	20%	16%
Research and development	859	349	510	146%
% of total revenue	20%	12%
Depreciation and amortization	424	232	192	83%
% of total revenue	10%	8%
Restructuring and acquisition-related expenses	98	210	(112)	(53%)
% of total revenue	2%	7%
Total operating expenses	3,485	1,700	1,785	105%

Income (Loss) from operations	(479)	179	(655)	(366%)
Interest income (expense), net	(87)	6	(93)	(1,550%)
Government grant income	-	88	(88)	(100%)
Change in fair value of warrant liabilities	2,441	(1,441)	3,882	269%
Income (loss) before income taxes	1,875	(1,168)	3,046	261%
Provision for (benefit from) income taxes	3	(6)	9	(150%)

Net income/(loss)	$1,872	$(1,162)	$3,034	261%

Non-GAAP Measure:
Adjusted EBITDA	$106	$672	$(566)	(84%)

Revenue

Our revenue is derived from two sources: (i) digital engagement services and (ii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of Bridgeline Unbound implementation, Hawk Search Inc. and retainer-related services. In total, revenue from digital engagement services increased $32 thousand, or 4%, to $869 thousand for the three months ended December 31, 2021 compared to $837 thousand for the three months ended December 31, 2020. Digital engagement services revenue as a percentage of total revenue decreased to 20% from 30% for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The decrease as a percentage of total revenue is attributable to the increase in subscription and perpetual licenses, including additional revenue related to the fiscal 2021 business acquisitions.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $1.4 million, or 71%, to $3.4 million for the three months ended December 31, 2021 compared to $2.0 million for the three months ended December 31, 2020.  The increase compared to the prior period is primarily due to renewals across our diverse portfolio of companies and the inclusion of revenue from the Company’s fiscal 2021 acquisitions. Subscription and perpetual license revenue as a percentage of total revenue increased to 80% from 70% for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase as a percentage of total revenue is attributable to the additional increase in subscription and perpetual licenses, including additional revenue related to the fiscal 2021 business acquisitions.

Cost of Revenue

Total cost of revenue increased $323 thousand, or 34%, to $1.3 million for the three months ended December 31, 2021 compared to $957 thousand for the three months ended December 31, 2020. The gross profit margin increased to 70% for the three months ended December 31, 2021 compared to 66% for the three months ended December 31, 2020. The increase in the gross profit margin for the three months ended December 31, 2021 compared to the prior period is primarily attributable to the increase in the proportion of license revenue, which is generally associated with higher margins, to digital engagement service revenue.

Cost of Digital Engagement Services

Cost of digital engagement services increased $77 thousand, or 21%, to $451 thousand for the three months ended December 31, 2021 compared to $374 thousand for the three months ended December 31, 2020. The increase is primarily due to higher personnel and third party-consultant costs, including additional costs related to the fiscal 2021 business acquisitions. The cost of digital engagement services as a percentage of digital engagement services revenue increased to 52% for the three months ended December 31, 2021 compared to 45% for the three months ended December 31, 2020.   The increase as a percentage of revenues compared to the prior period is primarily due to the range of services provided, including additional costs related to the fiscal 2021 business acquisitions.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $246 thousand, or 42%, to $829 thousand for the three months ended December 31, 2021 compared to $583 thousand for the three months ended December 31, 2020. The increase is primarily due to higher personnel and third party-consultant costs, including additional costs related to the fiscal 2021 business acquisitions. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 24% for the three months ended December 31, 2021 compared to 29% for the three months ended December 31, 2020. These decreases are attributable to overall increases in subscription and perpetual license revenue.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $787 thousand, or 177%, to $1.2 million for the three months ended December 31, 2021 compared to $444 thousand for the three months ended December 31, 2020.  Sales and marketing expenses represented 29% and 16% of total revenue for the three months ended December 31, 2021 and 2020, respectively. The increase compared to the prior period is primarily attributable to higher personnel costs and additional sales and marketing costs, including such additional costs related to the fiscal 2021 business acquisitions.

General and Administrative Expenses

General and administrative expenses increased $408 thousand, or 88%, to $873 thousand for the three months ended December 31, 2021 compared to $465 thousand for the three months ended December 31, 2020.  General and administrative expenses represented 20% and 16% of total revenue for the three months ended December 31, 2021 and 2020, respectively. The increase in expense was due to additional costs related to the fiscal 2021 business acquisitions.

Research and Development

Research and development expense increased $510 thousand, or 146%, to $859 thousand for the three months ended December 31, 2021 compared to $349 thousand for the three months ended December 31, 2020.  Research and development expenses represented 20% and 12% of total revenue for the three months ended December 31, 2021 and 2020, respectively. These increases compared to the prior period are primarily attributable to personnel and other additional costs related to the fiscal 2021 business acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $192 thousand, or 83%, to $424 thousand for the three months ended December 31, 2021 compared to $232 thousand for the three months ended December 31, 2020.  Depreciation and amortization represented 10% and 8% of total revenue for the three months ended December 31, 2021 and 2020, respectively. These increases are primarily due to amortization of intangible assets resulting from acquisitions completed during fiscal 2021.

Restructuring and Acquisition-Related Expenses

During the three months ended December 31, 2021 and 2020, the Company incurred acquisition-related expenses of $98 thousand and $210 thousand, respectively. During the three months ended December 31, 2021, expenses incurred were related to further acquisition integrations. During the three months ended December 31, 2020, expenses incurred were related to the acquisition of Woorank, which occurred in February 2021. Acquisition-related expenses represented 2% and 7% of total revenue for the three months ended December 31, 2021 and 2020 respectively.

Income/(loss) from Operations

The income/(loss) from operations was ($479) thousand for the three months ended December 31, 2021 compared to $179 thousand for the three months ended December 31, 2020. Operating expenses increased $1.8 million, or 105%, to $3.5 million for the three months ended December 31, 2021 compared to $1.7 million for the three months ended December 31, 2020. The increases for the three months ended December 31, 2021 compared to the prior period were primarily due to additional costs related to the acquisition of businesses in fiscal 2021.

Interest expense and other, net; Government grant income; Change in fair value of warrant liabilities

In the three months ended December 31, 2021 and 2020, we recorded a gain/(loss) related to the change in fair value of certain warrant liabilities of $2.4 million and ($1.4) million, respectively.

During the three months ended December 31, 2021 and 2020, interest expense and other net, was ($87) thousand and $6 thousand, respectively and included non-recurring non-operating costs.

During the three months ended December 31, 2020, the Company recognized government grant income of $88 thousand associated with proceeds received under the Paycheck Protection Program deemed probable to be forgiven based on the actual expenditures for qualified expenses during the period. As of December 31, 2020, the Company expended all loan proceeds on qualified expense incurred during the period.  The Company applied for full PPP loan forgiveness on March 29, 2021 and received approval from the Small Business Administration in August 2021. During the three months ended December 31. 2020, the remaining loan proceeds were expended on qualified expenses and as a result, the Company recognized $88 thousand as government grant income.

Income Taxes

The provision for (benefit from) income tax expense was $3 thousand and ($6) thousand for the three months ended December 31, 2021 and 2020, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset any potential taxable income.

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

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended December 31,
	2021	2020
Net income (loss)	$1,872	$(1,162)
Provision for (benefit from) income tax	3	(6)
Interest expense and other, net	87	(6)
Government grant income	-	(88)
Change in fair value of warrants	(2,441)	1,441
Amortization of intangible assets	401	218
Depreciation and other amortization	23	14
Restructuring and acquisition related charges	98	210
Stock-based compensation	63	51
Adjusted EBITDA	$106	$672

Adjusted EBITDA decreased year over year, which is primarily attributable to the gain recognized for the change in the fair value of the warrants and additional costs related to the fiscal 2021 business acquisitions.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $79 thousand for the three months ended December 31, 2021 compared to cash provided by operating activities of $451 thousand for the three months ended December 31, 2020. The change in cash provided by operating activities compared to the prior period was primarily due to an increase in net income (loss), including the impact of the change in the fair value of the warrant liabilities, and after consideration of other non-cash items, increases in accounts receivables and increases in accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities was $64 thousand for the three months ended December 31, 2021 compared to cash used in investing activities of $41 thousand for the three months ended December 31, 2020. The change in cash used in investing activities compared to the prior period was primarily due to additional software capitalization costs incurred and additional purchases of property and equipment made in the current quarter.

Financing Activities

Cash used in financing activities was $2.5 million for the three months ended December 31, 2021 related to payments made on liabilities from 2021 acquisitions. We did not have any cash flows from financing activities for the three months ended December 31, 2020.

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

In connection with an acquisition of a business completed during the 2021 fiscal year third quarter (Hawk Search), the Company recognized an obligation for a deferred payment representing a portion of the purchase price of $2.0 million payable, in which $1.9 million was paid during the three months ended December 31, 2021 and the remaining $0.1 million paid during the second fiscal quarter of fiscal 2022, and contingent earn-out payments of $2.4 million which are payable, no later than January 2023, in the event of achievement of certain revenue targets and operational goals.

In connection with an acquisition of a business completed during the 2021 fiscal year second quarter (Woorank), the Company (1) assumed the outstanding long-term debt obligations of which approximately $1.8 million remains outstanding at December 31, 2021 with $0.6 million payable over the next twelve months (2) deferred a portion of the purchase price of which approximately $0.2 million remains outstanding at December 31, 2021, which was paid during the second fiscal quarter of 2022, and (3) recognized contingent earn-out payments which approximately $0.8 million remains outstanding at December 31, 2021, which are payable in the next twelve months based upon the achievement of certain revenue targets and operational goals.

The Company has historically incurred operating losses and used cash to fund operations as well as develop new products. The Company believes that future revenues and cash flows will supplement its working capital and it has an appropriate cost structure to support future revenue growth.

Off-Balance Sheet Arrangements

At this time, the Company does not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases and subleases is $495 thousand and $211 thousand, respectively, of which $130 thousand and $76 thousand is expected in the next twelve months.   Debt payments on the Company’s various debt obligations total $1.8 million of which $638 thousand is expected to be paid in the next twelve months. In connection with acquisitions of businesses completed in the Company’s 2021 fiscal year, contingent consideration obligations and deferred purchase price obligations total $3.2 million and $0.3 million, respectively, which are expected to be paid in the next twelve months.

Critical Accounting Policies

These critical accounting policies and estimates by our management were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2021.

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly make estimates and assumptions that affect the reported amounts of assets and liabilities. The most significant estimates included in our financial statements are the valuation of accounts receivable and long-term assets, including intangibles, goodwill and deferred tax assets, stock-based compensation, amounts of revenue to be recognized on service contracts in progress, unbilled receivables, and deferred revenue. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Revenue recognition;

●	Allowance for doubtful accounts;

●	Accounting for goodwill and other intangible assets;

●	Accounting for business combinations; and

●	Accounting for stock-based compensation.

Revenue Recognition

The Company derives its revenue from two sources: (i) Software Licenses, which are comprised of subscription fees (“SaaS”), perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses, and (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering, and search. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”, do not take possession of the software.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts, which represents estimated losses resulting from the inability, failure or refusal of our clients to make required payments.

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

Accounting for Stock-Based Compensation

At December 31, 2021, we maintained two stock-based compensation plans, one of which has expired but still contains vested and unvested stock options. The two plans are more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2021.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2021.

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

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2021.

Item 1A.       Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities in the three months ended December 31, 2021.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013).

3.2	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014).

3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on December 14, 2018).

3.4	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 19, 2018).

3.5	Amendment to the Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on September 20, 2021).

3.6

Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 14, 2021).

10.1	Thomas Windhausen’s Employment Agreement, dated November 30, 2021 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on December 20, 2021).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgeline Digital, Inc.
(Registrant)

February 10, 2022	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

February 10, 2022	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)