Form 10-Q
period 2022-03-31
Bridgeline Digital, Inc.
filed 2022-05-13
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of common stock par value $0.001 per share, outstanding as of May 9, 2022 was 10,217,609.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2022

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2022

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,686	$8,852
Accounts receivable, net	1,415	1,370
Prepaid expenses and other current assets	494	196
Total current assets	6,595	10,418
Property and equipment, net	243	252
Operating lease assets	393	481
Intangible assets, net	6,962	7,755
Goodwill	15,985	15,985
Other assets	137	76
Total assets	$30,315	$34,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$527	$732
Current portion of operating lease liabilities	147	161
Accounts payable	1,277	974
Accrued liabilities	796	908
Current portion of purchase price and contingent consideration payable	2,667	3,463
Deferred revenue	1,566	2,097
Total current liabilities	6,980	8,335
Long-term debt, net of current portion (Note 7)	780	1,197
Operating lease liabilities, net of current portion	246	320
Purchase price and contingent consideration payable, net of current portion	-	2,360
Warrant liabilities	1,529	4,404
Other long-term liabilities	768	774
Total liabilities	10,303	17,390

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at March 31, 2022 and September 30, 2021	-	-
Series D Convertible Preferred stock: 4,200 shares authorized; no shares outstanding at March 31, 2022 and September 30, 2021	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,217,609 shares issued and outstanding at March 31, 2022, and 10,187,128 shares at September 30, 2021, issued and outstanding	10	10
Additional paid-in capital	100,341	100,207
Accumulated deficit	(80,069)	(82,287)
Accumulated other comprehensive loss	(270)	(353)
Total stockholders’ equity	20,012	17,577
Total liabilities and stockholders’ equity	$30,315	$34,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net revenue:
Digital engagement services	$811	$885	$1,680	$1,722
Subscription and perpetual licenses	3,306	1,989	6,723	3,988
Total net revenue	4,117	2,874	8,403	5,710
Cost of revenue:
Digital engagement services	466	474	917	848
Subscription and perpetual licenses	868	592	1,697	1,175
Total cost of revenue	1,334	1,066	2,614	2,023
Gross profit	2,783	1,808	5,789	3,687
Operating expenses:
Sales and marketing	1,267	524	2,498	969
General and administrative	775	608	1,648	1,073
Research and development	865	479	1,724	828
Depreciation and amortization	416	240	840	471
Restructuring and acquisition related expenses	66	84	164	294
Total operating expenses	3,389	1,935	6,874	3,635
Income (loss) from operations	(606)	(127)	(1,085)	52
Change in fair value of contingent consideration, interest income (expense) and other, net	523	(4)	435	2
Government grant income	-	-	-	88
Change in fair value of warrant liabilities	434	(418)	2,875	(1,859)
Income (loss) before income taxes	351	(549)	2,225	(1,717)
Provision for income taxes	5	7	8	1
Net income (loss)	346	(556)	2,217	(1,718)
Net income (loss) per share attributable to common shareholders:
Basic net income (loss) per share	$0.03	$(0.11)	$0.22	$(0.36)
Diluted net income (loss) per share	$0.03	$(0.11)	$0.10	$(0.36)
Number of weighted average shares outstanding:
Basic	10,204,276	4,999,938	10,196,550	4,706,869
Diluted	10,340,910	4,999,938	10,423,786	4,706,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$346	$(556)	$2,217	$(1,718)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	42	(69)	83	(59)
Comprehensive income (loss)	$388	$(625)	$2,300	$(1,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Three and Six Months Ended March 31, 2022
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2021	350	$-	10,187,128	$10	$100,207	$(82,287)	$(353)	$17,577
Stock-based compensation expense	-	-	-	-	63	-	-	63
Issuance of common stock –warrants exercised	-	-	17,148	-	-	-	-	-
Net income	-	-	-	-	-	1,872	-	1,872
Foreign currency translation	-	-	-	-	-	-	41	41
Balance at December 31, 2021	350	$-	10,204,276	$10	$100,270	$(80,415)	$(312)	$19,553
Stock-based compensation expense	-	-	-	-	52	-	-	52
Issuance of common stock –stock options exercised	-	-	13,333	-	19	-	-	19
Net income	-	-	-	-	-	346	-	346
Foreign currency translation	-	-	-	-	-	-	42	42
Balance at March 31, 2022	350	$-	10,217,609	$10	$100,341	$(80,069)	$(270)	$20,012

	For the Three and Six Months Ended March 31, 2021
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2020	350	$-	4,420,170	$4	$78,316	$(73,583)	$(381)	$4,356
Stock-based compensation expense	-	-	-	-	51	-	-	51
Net loss	-	-	-	-	-	(1,162)	-	(1,162)
Foreign currency translation	-	-	-	-	-	-	10	10
Balance at December 31, 2020	350	$-	4,420,170	$4	$78,367	$(74,745)	$(371)	$3,255
Stock-based compensation expense	-	-	-	-	39	-	-	39
Issuance of common stock – stock options exercised	-	-	13,333	-	19	-	-	19
Issuance of common stock – warrants exercised	-	-	48,612	-	140	-	-	140
Issuance of common stock, net of offering costs	-	-	880,000	1	2,461	-	-	2,462
Issuance of stock in connection with acquisition of business	-	-	29,433	-	99	-	-	99
Net loss	-	-	-	-	-	(556)	-	(556)
Foreign currency translation	-	-	-	-	-	-	(69)	(69)
Balance at March 31, 2021	350	$-	5,391,548	$5	$81,125	$(75,301)	$(440)	$5,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,217	$(1,718)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	797	441
Depreciation and other amortization	43	30
Change in fair value of contingent consideration	(471)	-
Change in fair value of warrant liabilities	(2,875)	1,859
Stock-based compensation	115	90
Government grant income	-	(88)
Changes in operating assets and liabilities
Accounts receivable	(38)	(49)
Prepaid expenses and other current assets	(284)	(112)
Other assets	(21)	(129)
Accounts payable and accrued liabilities	157	(254)
Deferred revenue	(506)	126
Other liabilities	(17)	7
Total adjustments	(3,100)	1,921
Net cash provided by (used in) operating activities	(883)	203
Cash flows from investing activities:
Software development capitalization costs	(46)	(30)
Purchase of property and equipment	(30)	(27)
Cash acquired in business combination, net of cash payments of purchase price	-	404
Net cash used in investing activities	(76)	347
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	2,462
Proceeds from stock option exercises	19	19
Payments of contingent consideration and deferred cash payable	(2,681)	-
Payments of long-term debt	(494)	(377)
Net cash used in financing activities	(3,156)	2,104
Effect of exchange rate changes on cash and cash equivalents	(51)	(18)
Net increase (decrease) in cash and cash equivalents	(4,166)	2,636
Cash and cash equivalents at beginning of period	8,852	861
Cash and cash equivalents at end of period	$4,686	$3,497

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$22	$19
Income taxes	$31	$-
Non-cash investing and financing activities (see Note 14):
Consideration paid in common stock in connection with acquisition of business	$-	$99

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and six months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending September 30, 2022. The accompanying September 30, 2021 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on December 20, 2021.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of March 31, 2021	As of September 30, 2021
Accounts receivable	$1,459	$1,403
Allowance for doubtful accounts	(44)	(33)
Accounts receivable, net	$1,415	$1,370

As of March 31, 2022, one customer represented approximately 14% of accounts receivable. As of September 30, 2021, two customers represented approximately 13% and 10% of accounts receivable. For the three months ended March 31, 2022, no customers exceeded 10% of the Company’s total revenue. For the three months ended March 31, 2021, one customer represented approximately 10% of the Company’s total revenues. For the six months ended March 31, 2022, no customers exceeded 10% of the Company’s total revenue. For the six months ended March 31, 2021, one customer represented approximately 10% of the Company’s total revenue.

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

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 29.5% - 61.4% and 57.3%, respectively, as of March 31, 2022, and 28.8% - 66.2% and 55.8%, respectively, as of September 30, 2021. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to Company-specific volatility and 40% to comparable public companies.

The significant inputs and assumptions utilized were as follows:

	As of March 31, 2022			As of September 30, 2021
	Montage Capital	Series C Preferred	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred
Volatility	86.9%	86.2%	89.2%	88.7%	83.9%	85.7%
Risk-free rate	2.40%	2.40%	2.42%	0.80%	0.50%	1.00%
Stock price	$1.91	$1.91	$1.91	$4.11	$4.11	$4.11

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company recognized gains/(losses) of $434 and ($418) for the three months ended March 31, 2022 and 2021, respectively, and $2,875 and ($1,859) for the six months ended March 31, 2022 and 2021, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs to the Monte Carlo option-pricing model, primarily from changes in the stock price and risk-free rate.

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

The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company uses a simulation-based model to estimate the fair value of contingent consideration on the acquisition date and at each reporting period. The simulation model uses certain inputs and assumptions, including revenue projections, an estimate of revenue discount and volatility rate based on comparable public companies’ data, and risk-free rate. Significant increases or decreases to any of these inputs in isolation could result in a significantly higher or lower liability with a higher liability limited to the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount ultimately paid will be recognized in earnings. The significant inputs and assumptions utilized were as follow as of:

	March 31, 2022	September 30, 2021
Revenue discount rate	4.4%	3.5%
Revenue volatility	9.8%	11.0%
Discount rate	8.3%	10.5%

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2022 and September 30, 2021, are as follows:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$12	$12
Series A and C	-	-	594	594
Series D	-	-	923	923
Total warrant liabilities			1,529	1,529
Contingent consideration obligations	-	-	2,667	2,667
Total Liabilities	$-	$-	$4,196	$4,196

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$13	$13
Series A and C	-	-	2,026	2,026
Series D	-	-	2,365	2,365
Total warrant liabilities			4,404	4,404
Contingent consideration obligations	-	-	3,649	3,649
Total Liabilities	$-	$-	$8,053	$8,053

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

	Contingent Consideration Obligations	Warrant Liabilities
Balance at beginning of period, October 1, 2021	$3,649	$4,404
Additions	-	-
Payments or exercises	(509)	-
Adjustment to fair value	70	(2,441)
Balance at end of period, December 31, 2021	$3,210	$1,963
Additions	-	-
Payments or exercises	-	-
Adjustment to fair value	(543)	(434)
Balance at end of period, March 31, 2022	$2,667	$1,529

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of March 31, 2022	As of September 30, 2021
Domain and trade names	$708	$732
Customer related	4,946	5,465
Technology	1,308	1,558
Balance at end of period	$6,962	$7,755

Total amortization expense was $396 and $223 related to intangible assets for the three months ended March 31, 2022 and 2021, respectively, and $797 and $441 for the six months ended March 31, 2022 and 2021, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2022 (remaining), 2023, 2024, 2025, and 2026 and thereafter is $687, $1,422, $1,036, $738, $673 and $2,406, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2022	As of September 30, 2021
Compensation and benefits	$492	$541
Professional fees	53	81
Taxes	34	84
Insurance	75	-
Other	142	202
Balance at end of period	$796	$908

7.   Long-term debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders (see Note 14). The assumed debt obligations and seller note are denominated in Euros.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Long-term debt consisted of the following:

	As of March 31, 2022	As of September 30, 2021
Vendor loan payable (“Vendor loan”), accruing interest at 3.0% per annum. Principal and interest are payable in two lump-sum installments and the loan matures on March 1, 2023.	$334	$718
Term loan payable, accruing interest at fixed rates ranging between 0.99% to 1.5% per annum, payable in monthly or quarterly payments of interest and principal and matures on October 10, 2022.	193	362
Term loan payable, accruing interest at 1.3% per annum, payable in quarterly installments and matures on July 31, 2028.	446	466
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over five installments and matures in September 2025.	334	383
Total debt	1,307	1,929
Less: current portion	(527)	(732)
Long-term debt, net of current portion	$780	$1,197

At March 31, 2022, future maturities of long-term debt are as follows:

Fiscal year:
2022 (remaining)	$193
2023	462
2024	215
2025	215
2026	80
Thereafter	142
Total debt	$1,307

8.   Stockholders’ Equity

Under our Certificate of Incorporation, we are authorized, subject to limitations prescribed by Delaware law and our Charter, to issue up to 1,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. Our Board of Directors can increase or decrease the number of shares of any series, but not below the number of shares of that series then outstanding, without any further vote or action by our stockholders. Our Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock.

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10 and (ii) divided by the conversion price in effect at the time of conversion. As of March 31, 2022, the Company had no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 5,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The shares of Series B Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series B Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. As of March 31, 2022, the Company had no shares of Series B Preferred Stock outstanding.

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The shares of Series C Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. Series C Preferred Stock vote on an as-converted basis along with shares of the Company’s common stock, are not entitled to receive dividends, unless specifically declared by our Board of Directors, and in the event of any liquidation, dissolution or winding up of the Company the holders of Series C Preferred Stock are entitled to receive in preference to the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any other stock, the amount equal to the stated value per share of Series C Preferred Stock. The Company may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of March 31, 2022, the Company had 350 shares of Series C Preferred Stock outstanding, which were convertible into an aggregate of 38,889 shares of the Company’s common stock.

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

The Company’s common stock is listed on the NASDAQ Capital Market, and, as such, it is subject to the applicable rules of the Nasdaq Stock Market LLC, including Nasdaq Listing Rule 5635(a), which requires stockholder approval in connection with the acquisition of another company (see Note 13) if the Nasdaq-listed company will issue 20% or more of its common stock. For purposes of Nasdaq Listing Rule 5635(a), the issuance of any common stock in the Acquisition (see Note 14) and the May 2021 Offerings would be aggregated together. Thus, to permit the issuance of common stock upon conversion of the Series D Preferred Stock and upon exercise of the warrants issued in the Private Placement, the Company had to obtain stockholder approval of these issuances. Upon issuance, the Company had determined that such prohibition did not represent an inability for the Company to satisfy its obligation to deliver shares upon conversion, as the holders’ conversion option itself was contingent upon Stockholder Approval. On September 16, 2021, the Company obtained Stockholder Approval. The Company determined that the Series D Preferred Stock should be classified as permanent equity.

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

During the fourth quarter of fiscal 2021, the Company recognized the impact of the beneficial conversion feature upon Stockholder Approval, as the beneficial conversion feature became immediately exercisable, at the option of the holder. The Company recognized full accretion of the beneficial conversion feature as a deemed dividend of $2.0 million to the Series D Preferred Stock. Such deemed dividend was recognized as an increase to accumulated deficit and an increase to additional paid-in capital and was included as a component of net loss attributable to common stockholders. During the fourth quarter of fiscal 2021, all Series D Preferred Stock was converted to common shares with no remaining Series D Preferred Stock outstanding at March 31, 2022 and September 30, 2021.

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

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. As of March 31, 2022, there were 1,452 options outstanding under the Plan. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. At the annual meeting held on September 20, 2019, the Company’s stockholders voted to amend the 2016 Plan to increase the number of shares of the Company’s common stock available for issuance as awards granted under the Stock Incentive Plan from 10,000 to 800,000 shares. At the annual meeting help on March 30, 2022, the Company’s stockholders voted to further amend the 2016 Plan to increase the number of shares of the Company’s common stock available for issuance as awards granted under the Stock Incentive Plan from 800,000 to 1,650,000 shares. As of March 31, 2022, there were 691,506 options outstanding and 909,148 shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the three and six months ended March 31, 2022 and 2021, compensation expense related to share-based payments was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Cost of revenue	$5	$6	$13	$12
Operating expenses	47	33	102	78
	$52	$39	$115	$90

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of March 31, 2022, the Company had approximately $269 of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 1.8 years.

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

As of March 31, 2022, the number of shares issuable upon exercise of the (i) Series A Warrants were 872,625 shares; (ii) Series C Warrants were 13,738 shares; (iii) the Placement Agent Warrants issued in connection with the Series C Preferred Stock were 11,992 shares; and (iv) Investor Warrants were 41,621 shares.

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

The Company may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any May 2021 Offering Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of March 31, 2022, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

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

During six months ended March 31, 2022, 26,605 Placement Agent Warrants were exercised.

Total warrants outstanding as March 31, 2022, were as follows:

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

Summary of Option and Warrant Activity and Outstanding Shares

There were no options granted during the three months ended March 31, 2022. During the six months ended March 31, 2022, the Company granted options to purchase 5,000 shares at an exercise price of $3.99, which vest ratably over a three-year period commencing on October 1, 2021. There were no options granted during the three and six months ended March 31, 2021.

During the third fiscal quarter of 2022, the Company, (i) issued 120,000 total options to Board members at an exercise price of $1.85, which vested immediately upon issuance and (ii) issued 362,000 total options to its Chief Executive Officer at an exercise price of $1.85, which vest ratably over a 3-year period.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the six months ended March 31, 2022 are as follows:

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

A summary of combined stock option and warrant activity for the six months ended March 31, 2022, is as follows:

	Stock Options		Stock Warrants
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2021	765,232	$4.80	1,788,745	$4.18
Granted	5,000	3.99	-	-
Exercised	(13,333)	1.40	(26,605)	3.88
Forfeited/Exchanged	(63,833)	1.76	-	-
Expired	(107)	765.30	(240)	1,000
Outstanding, March 31, 2022	692,958	$5.02	1,761,900	$4.05
Options vested and exercisable, March 31, 2022	411,660	$6.96

As of March 31, 2022, the aggregate intrinsic value of options outstanding and exercisable was $225 and $154, respectively, and the weighted-average remaining contractual term was 8.2 and 8.0 years, respectively.

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

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income (loss) – basic earnings per share	$346	$(556)	$2,217	$(1,718)
Effect of dilutive securities:
Change in fair value of in-the-money warrant derivative liabilities	(4)	-	(1,144)	-
Net income (loss) applicable to common shareholders - diluted earnings per share	$342	$(556)	$1,073	$(1,718)

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,204,276	4,999,938	10,196,550	4,706,869
Effect of dilutive securities:
Options	84,361	-	163,530	-
Warrants	13,384	-	24,817	-
Preferred stock	38,889	-	38,889	-
Weighted-average shares outstanding for diluted earnings per share	10,340,910	4,999,938	10,423,786	4,706,869

Basic net income (loss) per share	$0.03	$(0.11)	$0.22	$(0.36)
Diluted net income (loss) per share	$0.03	$(0.11)	$0.10	$(0.36)

Potential common stock equivalents excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive were as follows (in shares):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Stock options	263,938	573,201	242,938	613,201
Warrants	1,748,162	2,945,452	1,156,056	5,551,059
Series C Convertible Preferred Stock	-	350	-	350
Contingently issuable shares associated with an acquired business	-	216,590	-	216,590

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues:	2022	2021	2022	2021
United States	$3,121	$2,231	$6,481	$4,517
International	996	643	1,922	1,193
	$4,117	$2,874	$8,403	$5,710

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $7.0 million and $7.5 million as of March 31, 2022 and September 30, 2021, respectively.

The Company’s revenue by type is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues:	2022	2021	2022	2021
Digital engagement services	$811	$885	$1,680	$1,722
Subscription	2,953	1,693	6,032	3,383
Maintenance	120	83	237	175
Hosting	233	213	454	430
	$4,117	$2,874	$8,403	$5,710

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

The following table summarizes the classification and net change in deferred revenue as of and for the three months and six months ended March 31, 2022:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2021	$2,097	$418
Increase (decrease)	(304)	(23)
Balance as of December 31, 2021	$1,793	$395
Increase (decrease)	(227)	3
Balance as of March 31, 2022	$1,566	$398

11.  Income Taxes

Income tax expense consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During the three months ended March 31, 2022 and 2021, the Company recognized an income tax expense of $5 and $7, respectively, and during the six months ended March 31, 2022 and 2021, the Company recognized an income tax expense of $8 and $1, respectively.

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three and six months ended March 31, 2022, the Company was also a lessee/sublessor for certain office locations.

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

The components of net lease costs were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Condensed Consolidated Statement of Operations:
Operating lease cost	$34	$29	$78	$47
Variable lease cost	11	13	27	27
Less: Sublease income, net	(20)	(26)	(51)	(51)
Total	$25	$16	$54	$23

Cash paid for amounts included in the measurement of lease liabilities was $93 and $117 for the six months ended March 31, 2022 and 2021, all of which represents operating cash flows from operating leases. As of March 31, 2022, the weighted average remaining lease term was 2.9 years and the weighted average discount rate was 7%.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

At March 31, 2022, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2022 (remaining)	$81	$51	$30
2023	173	101	72
2024	116	34	82
2025	69	-	69
2026	7	-	7
Total lease commitments	446	$186	$260
Less: Amount representing interest	(53)
Present value of lease liabilities	393
Less: current portion	(147)
Operating lease liabilities, net of current portion	$246

As of March 31, 2022, the Company had no lease commitments that extend past 2026.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of March 31, 2022 and September 30, 2021.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of March 31, 2022 and September 30, 2021, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of March 31, 2022, the Company was not engaged with any material legal proceedings.

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

The Company accounted for the Woorank transaction as a business combination. The Company determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset or a group of similar assets. Assets acquired and liabilities assumed have been recognized at their estimated fair values as of the acquisition date. The fair value of common stock issued as part of consideration transferred was determined based on the acquisition date closing market price of the Company’s common stock. The estimated fair value of the contingent consideration was determined based on the Company’s expected probability of future payment, discounted using a weighted average cost of capital. The fair value of the contingent consideration is included within ‘Purchase price and contingent consideration payable’ on the consolidated balance sheets. The fair value of intangible assets was based on valuations using a discounted cash flow model (Level 3 inputs) which requires significant estimates and assumptions, including estimating future revenues and costs. The fair value of debt obligations assumed was based on the interest rates underlying these instruments in relation to the market rates available for similar instruments. The excess of the purchase price over the assets acquired and liabilities assumed was recognized as goodwill. The goodwill is attributable to expected synergies and customer cross-selling opportunities between the Company and Woorank.

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

The acquisition date fair value of consideration transferred was as follows:

	Woorank	Hawk Search	Total
Cash paid at or in close proximity to closing	$285	$4,800	$5,085
Future deferred payments	376	2,000	2,376
Common stock (29,433 shares at $3.38 per share)	99	-	99
Series D Convertible Preferred Stock (1,500 shares at $618 per share)	-	930	930
Seller’s note	352	-	352
Contingent consideration (earn-outs)	1,289	2,190	3,479
Total consideration paid	$2,401	$9,920	$12,321

The acquisition date fair value of assets acquired, and liabilities assumed was as follows:

	Woorank	Hawk Search (Preliminary)	Total
Assets acquired:
Cash	$577	$100	$677
Non-cash current assets	23	780	803
Property and equipment	5	-	5
Intangible assets:
Acquired software	282	560	842
Customer relationships	1,280	3,410	4,690
Domain and trade names	116	620	736
Goodwill	2,888	7,540	10,428
Total assets acquired	5,171	13,010	18,181
Liabilities assumed:
Current liabilities	208	1,909	2,117
Assumed debt obligations	2,159	-	2,159
Deferred tax liabilities	403	1,181	1,584
Total liabilities assumed	2,770	3,090	5,860

Total consideration paid	$2,401	$9,920	$12,321

The average useful lives of the identifiable intangible assets acquired were as follows:

	Woorank	Hawk Search
	(in years)
Acquired software	5	5
Customer relationships	8	10
Domain and trade names	12	15

Total earnings from the acquisitions are impracticable to disclose as the operations were merged with existing operations and certain costs were not accounted for separately.

Pro Forma Information (Unaudited)

The following is the unaudited pro forma information assuming the acquisitions occurred on October 1, 2020:

	Three months ended March 31, 2021	Six months ended March 31, 2021

(in thousands, except share and per share data)

Revenue	$4,477	$8,930

Net income (loss) attributable to common shareholders - basic	$(653)	$(2,236)
Net income (loss) attributable to common shareholders - diluted	$(653)	$(2,236)

Net income (loss) per share attributable to common shareholders:
Basic	$(0.13)	$(0.47)
Diluted	$(0.13)	$(0.47)

Weighted average common shares outstanding - basic	4,999,938	4,706,869
Weighted average common shares outstanding - diluted	4,999,938	4,706,869

Pro forma information for the three and six months ended March 31, 2022, is not presented as the amounts reported in the Condensed Consolidated Statements of Operations include the activities of these acquisitions for the period then ended.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

15.  Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. (“Taglich Brothers”), a New York based securities firm.

In November 2018, the Company engaged Taglich Brothers Inc, on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities. Michael Taglich is a director and shareholder of the Company. Taglich Brothers Inc. could also earn a success fee of up to $1 million for identifying an acquisition target, depending on revenue of the target.

In connection with the February and May 2021 Offerings (see Note 8), Taglich Brothers, Inc. received warrants to purchase 82,945 shares of the Company’s common stock with a weighted average exercise price of $3.21 and weighted average term of 5.0 years.

16.  Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements, except as disclosed in Note 8.

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

Customer Information

For the three months ended March 31, 2022, no customer exceeded 10% of the Company’s revenue. For the three months ended March 31, 2021, one customer represented approximately 10% of the Company’s total revenue. For the six months ended March 31, 2022, no customer exceeded 10% of the Company’s total revenue. For the six months ended March 31, 2021, one customer represented approximately 10% of the Company’s total revenue.

Results of Operations for the Three and Six Months Ended March 31, 2022 compared to the Three and Six Months Ended March 31, 2021

Total revenue for the three months ended March 31, 2022 was $4.1 million and $2.9 million for the three months ended March 31, 2021. We had net income of $0.3 million and a net loss of ($0.6) million for the three months ended March 31, 2022 and 2021, respectively. Included in net income for the three months ended March 31, 2022 and 2021 was a gain/(loss) of $0.5 million and ($0.4) million, respectively, as a result of the change in fair value of certain warrant liabilities. Basic and diluted net income (loss) per share attributable to common shareholders was $0.03 and $(0.11) for the three months ended March 31, 2022 and 2021, respectively.

Total revenue for the six months ended March 31, 2022 was $8.4 million and $5.7 million for the six months ended March 31, 2021. We had net income of $2.2 million for the six months ended March 31, 2022 and a net loss of $1.7 million for the six months ended March 31, 2021. Included in net income for the six months ended March 31, 2022 was a gain of $2.9 million as a result of the change in fair value of certain warrant liabilities. Included in the net loss for the six months ended March 31, 2021 was a loss of $1.9 million as a result of the change in fair value of certain warrant liabilities and income of $88 thousand related to government grant income related to the Paycheck Protection Program (“PPP”) loan. Basic net income (loss) per share attributable to common shareholders was $0.22 and ($0.36) for the six months ended March 31, 2022 and 2021, respectively. Diluted net income (loss) per share attributable to common shareholders was $0.10 and ($0.36) for the six months ended March 31, 2022 and 2021, respectively.

(in thousands)	Three Months Ended March 31,				Six Months Ended March 31,
			$	%			$	%
Revenue	2022	2021	Change	Change	2022	2021	Change	Change
Digital engagement services	$811	$885	$(74)	(8% )	$1,680	$1,722	(42)	(2% )
% of total net revenue	20%	31%			20%	30%
Subscription and perpetual licenses	3,306	1,989	1,317	66%	6,723	3,988	2,735	69%
% of total net revenue	80%	69%			80%	70%
Total net revenue	4,117	2,874	1,243	43%	8,403	5,710	2,693	47%

Cost of revenue
Digital engagement services	466	474	(8)	(2%)	917	848	69	8%
% of digital engagement services revenue	57%	54%			55%	49%
Subscription and perpetual licenses	868	592	276	47%	1,697	1,175	522	44%
% of subscription and perpetual revenue	26%	30%			25%	29%
Total cost of revenue	1,334	1,066	268	25%	2,614	2,023	591	29%
Gross profit	2,783	1,808	975	54%	5,789	3,687	2,102	57%
Gross profit margin	68%	63%			69%	65%

Operating expenses
Sales and marketing	1,267	524	743	142%	2,498	969	1,529	158%
% of total revenue	31%	18%			30%	17%
General and administrative	775	608	167	27%	1,648	1,073	575	54%
% of total revenue	19%	21%			20%	19%
Research and development	865	479	386	81%	1,724	828	896	108%
% of total revenue	21%	17%			21%	15%
Depreciation and amortization	416	240	176	73%	840	471	369	78%
% of total revenue	10%	8%			10%	8%
Restructuring and acquisition related expenses	66	84	(18)	(21% )	164	294	(130)	(44% )
% of total revenue	1%	3%			2%	5%
Total operating expenses	3,389	1,935	1,454	75%	6,874	3,635	3,239	89%

Income (loss) from operations	(606)	(127)	(479)	377%	(1,085)	52	(1,137)	(2,187% )
Change in fair value of contingent consideration, interest income (expense), and other, net	523	(4)	527	13,175%	435	2	433	21,650%
Government grant income	-	-	-	0%	-	88	(88)	(100% )
Change in fair value of warrant liabilities	434	(418)	852	204%	2,875	(1,859)	4,734	255%
Income (loss) before income taxes	351	(549)	900	157%	2,225	(1,717)	3,942	230%
Provision for income taxes	5	7	(2)	(29% )	8	1	7	700%
Net income (loss)	$346	$(556)	$902	162%	$2,217	$(1,718)	$3,935	229%
Non-GAAP Measure:
Adjusted EBITDA	$(72)	$235	$(307)	(131% )	$34	$907	$(873)	(96% )

Revenue

Our revenue is derived from two sources: (i) digital engagement services and (ii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of Bridgeline Unbound implementation, Hawk Search Inc. and retainer-related services. Digital engagement services decreased $74 thousand, or 8%, to $0.8 million for the three months ended March 31, 2022 compared to $0.9 million for the three months ended March 31, 2021 and decreased $42 thousand, or 2%, to $1.7 million for the six months ended March 31, 2022 compared to $1.7 million for the six months ended March 31, 2021. Digital engagement services revenue as a percentage of total revenue decreased to 20% from 31% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and decreased to 20% from 30% for the six months ended March 31, 2022 compared to the six months ended March 31, 2021. The decrease as a percentage of total revenue is attributable to the increase in subscription and perpetual licenses, including additional revenue related to the fiscal 2021 business acquisitions.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $1.3 million, or 66%, to $3.3 million for the three months ended March 31, 2022 compared to $2.0 million for the three months ended March 31, 2021 and increased $2.7 million or 69%, to $6.7 million for the six months ended March 31, 2022 compared to $4.0 million for the six months ended March 31, 2021. The increase for the three and six months ended March 31, 2022 compared to the prior period is primarily due to an increase in subscriptions and perpetual licenses, including renewals, and the inclusion of revenue from the fiscal 2021 business acquisitions. Subscription and perpetual license revenue as a percentage of total revenue increased to 80% from 69% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and increased to 80% from 70% for the six months ended March 31, 2022 compared to the six months ended March 31, 2021. The increase as a percentage of total revenue is primarily due to an increase in subscriptions and perpetual licenses, including renewals and the inclusion of revenue from the fiscal 2021 business acquisitions.

Cost of Revenue

Total cost of revenue increased $0.3 million, or 25%, to $1.3 million for the three months ended March 31, 2022 compared to $1.0 million for the three months ended March 31, 2021 and increased $0.6 million, or 29%, to $2.6 million for the six months ended March 31, 2022 compared to $2.0 million for the six months ended March 31, 2021. The gross profit margin increased to 68% for the three months ended March 31, 2022 compared to 63% for the three months ended March 31, 2021 and increased to 69% for the six months ended March 31, 2022 compared to 65% for the six months ended March 31, 2021. The increase in the gross profit margin for the three and six months ended March 31, 2022 compared to the prior period is primarily attributable to the increase in the proportion of license revenue, which is generally associated with higher margins, to digital engagement service revenue.

Cost of Digital Engagement Services

Cost of digital engagement services decreased $8 thousand, or 2%, to $0.5 million for the three months ended March 31, 2022 and 2021 and increased $69 thousand, or 8%, to $1.0 million for the six months ended March 31, 2022 compared to $0.8 million for the six months ended March 31, 2021. The decrease for the three months ended March 31, 2022 compared to the prior period is primarily due to lower revenue and the increase for the six months ended March 31, 2022 compared to the prior period is primarily due to additional personnel costs, including from the fiscal 2021 business acquisitions. The cost of digital engagement services as a percentage of digital engagement services revenue increased to 57% for the three months ended March 31, 2022 compared to 54% for the three months ended March 31, 2021 and increased to 55% for the six months ended March 31, 2022 compared to 49% for the six months ended March 31, 2021. The increases as a percentage of revenues for the three months ended March 31, 2022 compared to the prior period is primarily due to additional personnel costs and six months ended March 31, 2022 compared to the prior periods is primarily due to the overall decrease in digital engagement services revenue.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $0.3 million, or 47%, to $0.9 million for the three months ended March 31, 2022 compared to $0.6 million for the three months ended March 31, 2021 and increased $0.5 million, or 44%, to $1.7 million for the six months ended March 31, 2022 compared to $1.2 million for the six months ended March 31, 2021. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 26% for the three months ended March 31, 2022 compared to 30% for the three months ended March 31, 2022 and decreased to 25% for the six months ended March 31, 2022 compared to 29% for the six months ended March 31, 2022. The decreases for the three and six months ended March 31, 2022 compared to the prior period is primarily due to overall increases in subscription and perpetual license revenue.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $0.7 million, or 142%, to $1.3 million for the three months ended March 31, 2022 compared to $0.5 million for the three months ended March 31, 2021 and increased $1.5 million, or 158%, to $2.5 million for the six months ended March 31, 2022 compared to $1 million for the six months ended March 31, 2021.  Sales and marketing expenses represented 31% and 18% of total revenue for the three months ended March 31, 2022 and 2021, respectively, and 30% and 17% of total revenue for the six months ended March 31, 2022 and 2021, respectively. The increase for the three and six months ended March 31, 2022 compared to the prior periods is attributable to higher personnel costs and additional sales and marketing costs, including such additional costs related to the fiscal 2021 business acquisitions.

General and Administrative Expenses

General and administrative expenses increased $0.2 million, or 27%, to $0.8 million for the three months ended March 31, 2022 compared to $0.6 million for the three months ended March 31, 2021 and increased $0.6 million, or 54%, to $1.7 million for the six months ended March 31, 2022 compared to $1.1 million for the six months ended March 31, 2021.  General and administrative expenses represented 19% and 21% of total revenue for the three months ended March 31, 2022 and 2021, respectively, and 20% and 19% of total revenue for the six months ended March 31, 2022 and 2021, respectively. The increase in expense was due to additional costs related to the fiscal 2021 business acquisitions.

Research and Development

Research and development expense increased $0.4 million, or 81%, to $0.9 million for the three months ended March 31, 2022 compared to $0.5 million for the three months ended March 31, 2021 and increased $0.9 million, or 108%, to $1.7 million for the six months ended March 31, 2022 compared to $0.8 million for the six months ended March 31, 2021. Research and development expenses represented 21% and 17% of total revenue for the three months ended March 31, 2022 and 2021, respectively and 21% and 15% of total revenue for the six months ended March 31, 2022 and 2021, respectively. These increases for the three and six months ended March 31, 2022 are primarily attributable to personnel and other additional costs related to the fiscal 2021 business acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million, or 73%, to $0.4 million for the three months ended March 31, 2022 compared to $0.2 million for the three months ended March 31, 2021 and increased $0.4 million, or 78%, to $0.8 million for the six months ended March 31, 2022 compared to $0.5 million for the six months ended March 31, 2021.  Depreciation and amortization expense represented 10% and 8% of total revenue for the three and six months ended March 31, 2022 and 2021, respectively. These increases are primarily due to amortization of intangible assets resulting from acquisitions completed during fiscal 2021.

Restructuring and Acquisition-Related Expenses

During the three and six months ended March 31, 2022, the Company incurred acquisition-related expenses of $66 thousand and $0.2 million, respectively. During the three and six months ended March 31, 2022, expenses incurred were related to further acquisition integrations. During the three and six months ended March 31, 2021, in connection with the acquisition of a business completed during the fiscal 2021 second quarter, the Company incurred acquisition expenses of $84 thousand during the three months ended March 31, 2021 and $0.3 million during the six months ended March 31, 2021. Acquisition-related expenses represented 1% and 2% total revenue for the three and six months ended March 31, 2022, respectively, and represented 3% and 5% of total revenue for the three and six months ended March 31, 2021, respectively.

Income (loss) from Operations

The loss from operations was ($0.6) million for the three months ended March 31, 2022 compared to ($0.1) million for the three months ended March 31, 2021. The loss from operations was ($1.1) million for the six months ended March 31, 2022 compared to income from operations of $52 thousand for the six months ended March 31, 2021. Operating expenses increased $1.5 million, or 75%, to $3.4 million for the three months ended March 31, 2022 compared to $1.9 million for the three months ended March 31, 2021 and increased $3.2 million, or 89%, to $6.9 million for the six months ended March 31, 2022 compared to $3.6 million for the six months ended March 31, 2021. The increases for the three and six months ended March 31, 2022 compared to the prior period were primarily due to additional costs related to the acquisition of businesses in fiscal 2021.

Change in fair value of contingent consideration, Interest income (expense) and other, net; Government grant income; Change in fair value of warrant liabilities

The Company recognized a gain related to the change in fair value of warrant liabilities of $0.4 million for the three months ended March 31, 2022 compared to a loss of $0.4 million for the three months ended March 31, 2021. The Company recognized a gain of $2.9 million for the six months ended March 31, 2022 compared to a loss of $1.9 million for the six months ended March 31, 2021 related to the change in fair value of warrant liabilities.

During the three and six months ended March 31, 2022, the change in fair value of contingent consideration, interest income (expense) and other, net, was $523 thousand and $435 thousand, respectively, and included non-recurring non-operating costs. During the three and six months ended March 31, 2021, change in fair value of contingent consideration, interest income (expense) and other, net, was ($4) thousand and $2 thousand, respectively and included non-recurring non-operating costs.

During the six months ended March 31, 2021, the Company recognized government grant income of $88 thousand associated with proceeds received under the Paycheck Protection Program deemed probable to be forgiven based on the actual expenditures for qualified expenses during the period. As of the first quarter of fiscal 2021, the Company expended all loan proceeds on qualified expenses incurred during the period. The Company applied for full PPP Loan forgiveness on March 29, 2021 and received approval from the Small Business Administration in August 2021. During the first quarter of fiscal 2021, the remaining loan proceeds were expended on qualified expenses and as a result, the Company recognized $88 thousand as government grant income.

Income Taxes

The provision for income tax expense was $5 thousand and $8 thousand for the three and six months ended March 31, 2022, respectively, and $7 and $1 thousand for the three and six months ended March 31, 2021, respectively.  Income tax expense represents the estimated liability for federal and state income taxes owed.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset any potential taxable income.

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

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$346	$(556)	$2,217	$(1,718)
Provision for income tax	5	7	8	1
Change in fair value of contingent consideration, interest income (expense) and other, net	(523)	4	(435)	(2)
Government grant income	-	-	-	(88)
Change in fair value of warrants	(434)	418	(2,875)	1,859
Amortization of intangible assets	396	223	797	441
Depreciation and other amortization	20	16	43	30
Restructuring and acquisition related charges	66	84	164	294
Stock-based compensation	52	39	115	90
Adjusted EBITDA	$(72)	$235	$34	$907

Adjusted EBITDA decreased year over year, which is primarily attributable additional costs related to the fiscal 2021 business acquisitions as well as additional sales and marketing spend.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $0.9 million for the six months ended March 31, 2022 compared to cash provided by operating activities of $0.2 million for the six months ended March 31, 2021. The change in cash provided by operating activities compared to the prior period was primarily due to increases in prepaids and other current assets, increases in accounts payable and accrued liabilities and decreases in deferred revenue.

Investing Activities

Cash used in investing activities was $76 thousand for the six months ended March 31, 2022 related primarily to software development capitalized costs and purchases of property and equipment. Cash provided by investing activities of $347 thousand for the six months ended March 31, 2021 which related primarily to excess cash acquired in connection with the acquisition of a business over the cash consideration paid during the period.

Financing Activities

Cash used in financing activities was $3.2 million for the six months ended March 31, 2022 primarily related to deferred purchase price and contingent consideration payments made on liabilities from 2021 acquisitions. Cash provided by financing activities was $2.1 million for the six months ended March 31, 2021, which primarily related to net proceeds of approximately $2.5 million from a registered offering and sale of 880,000 shares of the Company’s common stock partially offset by repayments of long-term debt assumed in connection with the acquisition of a business.

Capital Resources and Liquidity Outlook

In connection with a business acquisition completed during the 2021 fiscal year third quarter (Hawk Search), the Company recognized a contingent consideration obligation with a current carrying value of $2.2 million which is payable, no later than January 31, 2023, in the event of achievement of certain revenue targets and operational goals.

In connection with an acquisition of a business completed during the 2021 fiscal year second quarter (Woorank), the Company (1) assumed the outstanding long-term debt obligations of which approximately $1.3 million remains outstanding at March 31, 2022 with $0.5 million payable over the next twelve months and (2) recognized contingent consideration obligation in which approximately $0.5 million remains outstanding at March 31, 2022, which is payable in the next twelve months based upon the achievement of certain revenue targets and operational goals.

The Company has historically incurred operating losses and used cash to fund operations as well as develop new products. The Company believes that future revenues and cash flows will supplement its working capital and it has an appropriate cost structure to support future revenue growth.

The Company may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof. Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-262764), which was initially filed with the Securities and Exchange Commission on February 16, 2022, and declared effective on March 4, 2022 (the “Shelf Registration”). A complete description of the types of securities that the Company may sell is described in the Preliminary Prospectus contained in the Shelf Registration. As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration. There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us. Further, our ability to offer or sell such securities may be limited by rules of the NASDAQ Capital Market.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases and subleases is $0.4 million and $0.2 million, respectively, of which $81 thousand and $51 thousand is expected in the next twelve months. Debt payments on the Company’s various debt obligations total $1.3 million of which $0.5 million is expected to be paid in the next twelve months. In connection with business acquisitions completed in the Company’s 2021 fiscal year, contingent consideration obligations total $2.7 million, which are expected to be paid in the next twelve months.

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

The Company recognizes revenue from contracts with customers using the following five-step model,

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

Accounting for Stock-Based Compensation

We maintain two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 12 to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2021.

The Company accounts for stock-based compensation awards in accordance with ASC 718 Compensation - Stock Topic of the Codification.  Share-based payments (to the extent they are compensatory) are recognized in our Consolidated Statements of Operations based on their fair values.

We recognize stock-based compensation expense for share-based payments issued that are expected to vest on a straight-line basis over the service period of the award, which is generally three years.   In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rate and reduce the expense over the recognition period. Estimated forfeiture rates are updated for actual forfeitures quarterly.  We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate.  Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ.  In addition, to the extent our actual forfeitures are different than our estimates, we record a true-up for the difference in the period that the awards vest, and such true-ups could materially affect our operating results.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2022.

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

There were no sales of unregistered equity securities in the six months ended March 31, 2022.

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

10.1*	Amendment No. 2 to the Bridgeline Digital, Inc. 2016 Stock Incentive Plan.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Bridgeline Digital, Inc.
(Registrant)

May 12, 2022	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

May 12, 2022	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)