Form 10-Q
period 2022-06-30
Bridgeline Digital, Inc.
filed 2022-08-12
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of common stock par value $0.001 per share, outstanding as of August 9, 2022 was 10,217,609.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2022

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2022

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	June 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,893	$8,852
Accounts receivable, net	1,755	1,370
Prepaid expenses and other current assets	377	196
Total current assets	6,025	10,418
Property and equipment, net	283	252
Operating lease assets	356	481
Intangible assets, net	6,612	7,755
Goodwill	15,985	15,985
Other assets	139	76
Total assets	$29,400	$34,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$448	$732
Current portion of operating lease liabilities	199	161
Accounts payable	1,102	974
Accrued liabilities	777	908
Current portion of purchase price and contingent consideration payable	2,029	3,463
Deferred revenue	1,803	2,097
Total current liabilities	6,358	8,335
Long-term debt, net of current portion (Note 7)	715	1,197
Operating lease liabilities, net of current portion	157	320
Purchase price and contingent consideration payable, net of current portion	-	2,360
Warrant liabilities	711	4,404
Other long-term liabilities	771	774
Total liabilities	8,712	17,390

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at June 30, 2022 and September 30, 2021	-	-
Series D Convertible Preferred stock: 4,200 shares authorized; no shares outstanding at June 30, 2022 and September 30, 2021	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,217,609 shares issued and outstanding at June 30, 2022, and 10,187,128 shares at September 30, 2021, issued and outstanding	10	10
Additional paid-in capital	100,590	100,207
Accumulated deficit	(79,666)	(82,287)
Accumulated other comprehensive loss	(246)	(353)
Total stockholders’ equity	20,688	17,577
Total liabilities and stockholders’ equity	$29,400	$34,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net revenue:
Digital engagement services	$812	$821	$2,492	$2,543
Subscription and perpetual licenses	3,394	2,624	10,117	6,612
Total net revenue	4,206	3,445	12,609	9,155
Cost of revenue:
Digital engagement services	436	449	1,353	1,297
Subscription and perpetual licenses	835	744	2,532	1,919
Total cost of revenue	1,271	1,193	3,885	3,216
Gross profit	2,935	2,252	8,724	5,939
Operating expenses:
Sales and marketing	1,382	760	3,880	1,729
General and administrative	812	608	2,460	1,681
Research and development	771	625	2,495	1,453
Depreciation and amortization	373	306	1,213	777
Restructuring and acquisition related expenses	-	568	164	862
Total operating expenses	3,338	2,867	10,212	6,502
Loss from operations	(403)	(615)	(1,488)	(563)
Change in fair value of contingent consideration, interest (income) expense and other, net	(8)	(9)	427	(7)
Government grant income	-	-	-	88
Change in fair value of warrant liabilities	818	(4,161)	3,693	(6,020)
Income (loss) before income taxes	407	(4,785)	2,632	(6,502)
Provision for (benefit from) income taxes	4	(1,176)	12	(1,175)
Net income (loss)	403	(3,609)	2,620	(5,327)
Net income (loss) per share attributable to common shareholders:
Basic net income (loss) per share	$0.04	$(0.61)	$0.26	$(1.04)
Diluted net income (loss) per share	$0.04	$(0.61)	$0.25	$(1.04)
Number of weighted average shares outstanding:
Basic	10,217,609	5,939,021	10,203,570	5,117,586
Diluted	10,269,752	5,939,021	10,364,902	5,117,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$403	$(3,609)	$2,620	$(5,327)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	24	14	107	(45)
Comprehensive income (loss)	$427	$(3,595)	$2,727	$(5,372)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Three and Nine Months Ended June 30, 2022
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2021	350	$-	10,187,128	$10	$100,207	$(82,287)	$(353)	$17,577
Stock-based compensation expense	-	-	-	-	63	-	-	63
Issuance of common stock –warrants exercised	-	-	17,148	-	-	-	-	-
Net income	-	-	-	-	-	1,872	-	1,872
Foreign currency translation	-	-	-	-	-	-	41	41
Balance at December 31, 2021	350	$-	10,204,276	$10	$100,270	$(80,415)	$(312)	$19,553
Stock-based compensation expense	-	-	-	-	52	-	-	52
Issuance of common stock –stock options exercised	-	-	13,333	-	19	-	-	19
Net income	-	-	-	-	-	346	-	346
Foreign currency translation	-	-	-	-	-	-	42	42
Balance at March 31, 2022	350	$-	10,217,609	$10	$100,341	$(80,069)	$(270)	$20,012
Stock-based compensation expense	-	-	-	-	249	-	-	249
Net income	-	-	-	-	-	403	-	403
Foreign currency translation	-	-	-	-	-	-	24	24
Balance at June 30, 2022	350	$-	10,217,609	$10	$100,590	$(79,666)	$(246)	$20,688

	For the Three and Nine Months Ended June 30, 2021
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2020	350	$-	4,420,170	$4	$78,316	$(73,583)	$(381)	$4,356
Stock-based compensation expense	-	-	-	-	51	-	-	51
Net loss	-	-	-	-	-	(1,162)	-	(1,162)
Foreign currency translation	-	-	-	-	-	-	10	10
Balance at December 31, 2020	350	$-	4,420,170	$4	$78,367	$(74,745)	$(371)	$3,255
Stock-based compensation expense	-	-	-	-	39	-	-	39
Issuance of common stock – stock options exercised	-	-	13,333	-	19	-	-	19
Issuance of common stock – warrants exercised	-	-	48,612	-	140	-	-	140
Issuance of common stock, net of offering costs	-	-	880,000	1	2,461	-	-	2,462
Issuance of stock in connection with acquisition of business	-	-	29,433	-	99	-	-	99
Net loss	-	-	-	-	-	(556)	-	(556)
Foreign currency translation	-	-	-	-	-	-	(69)	(69)
Balance at March 31, 2021	350	$-	5,391,548	$5	$81,125	$(75,301)	$(440)	$5,389
Stock-based compensation expense	-	-	-	-	43	-	-	43
Issuance of common stock – stock options exercised	-	-	14,000	-	20	-	-	20
Issuance of common stock – warrants exercised	-	-	335,695	1	2,176	-	-	2,177
Issuance of common stock, net of offering costs	-	-	1,060,000	1	1,992	-	-	1,993
Issuance of Series D convertible preferred stock, net of offering costs	2,700	-	-	-	1,377	-	-	1,377
Issuance of Series D convertible preferred stock in connection with acquisition of business	1,500	-	-	-	930	-	-	930
Net loss	-	-	-	-	-	(3,609)	-	(3,609)
Foreign currency translation	-	-	-	-	-	-	14	14
Balance at June 30, 2021	4,550	$-	6,801,243	7	$87,663	$(78,910)	$(426)	$8,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,620	$(5,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	1,151	726
Depreciation and other amortization	62	51
Change in fair value of contingent consideration	(631)	-
Change in fair value of warrant liabilities	(3,693)	6,020
Stock-based compensation	364	133
Deferred income taxes	-	(1,181)
Government grant income	-	(88)
Changes in operating assets and liabilities
Accounts receivable	(412)	75
Prepaid expenses and other current assets	(167)	(67)
Other assets	(6)	(186)
Accounts payable and accrued liabilities	(17)	100
Deferred revenue	(293)	75
Other liabilities	24	7
Total adjustments	(3,618)	5,665
Net cash provided by (used in) operating activities	(998)	338
Cash flows from investing activities:
Software development capitalization costs	(78)	(30)
Purchase of property and equipment	(89)	(52)
Purchase of business, net of cash acquired	-	(4,358)
Net cash used in investing activities	(167)	(4,440)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	4,626
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	-	2,525
Proceeds from stock option exercises	19	1,354
Payments of contingent consideration and deferred cash payable	(3,139)	(45)
Payments of long-term debt	(555)	(494)
Net cash provided by (used in) financing activities	(3,675)	7,966
Effect of exchange rate changes on cash and cash equivalents	(119)	43
Net increase (decrease) in cash and cash equivalents	(4,959)	3,907
Cash and cash equivalents at beginning of period	8,852	861
Cash and cash equivalents at end of period	$3,893	$4,768

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$36	$27
Income taxes	$31	$-
Non-cash investing and financing activities (see Note 14):
Consideration paid in common stock in connection with acquisition of business	$-	$1,029
Offering costs settled by issuance of liability classified warrants	$-	$289

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

Hawk Search, Inc. (“Hawk Search”) is a search, recommendation, and personalization application built for marketers, merchandisers and developers that enhances, normalizes and enriches a customer's site search and browse experience. Hawk Search leverages advanced artificial intelligence, machine learning and analytics to deliver accurate results from federated data sources.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending September 30, 2022. The accompanying September 30, 2021 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on December 20, 2021.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of June 30, 2022	As of September 30, 2021
Accounts receivable	$1,827	$1,403
Allowance for doubtful accounts	(72)	(33)
Accounts receivable, net	$1,755	$1,370

As of June 30, 2022, one customer represented approximately 10% of accounts receivable. As of September 30, 2021, two customers represented approximately 13% and 10% of accounts receivable.

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

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 26.7% - 65.5% and 56.7%, respectively, as of June 30, 2022, and 28.8% - 66.2% and 55.8%, respectively, as of September 30, 2021. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to Company-specific volatility and 40% to comparable public companies.

The significant inputs and assumptions utilized were as follows:

	As of June 30, 2022			As of September 30, 2021
	Montage Capital	Series C Preferred	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred
Volatility	82.7%	84.3%	88.9%	88.7%	83.9%	85.7%
Risk-free rate	3.00%	2.90%	3.00%	0.80%	0.50%	1.00%
Stock price	$1.20	$1.20	$1.20	$4.11	$4.11	$4.11

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company recognized gains/(losses) of $818 and ($4,161) for the three months ended June 30, 2022 and 2021, respectively, and $3,693 and ($6,020) for the nine months ended June 30, 2022 and 2021, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs to the Monte Carlo option-pricing model, primarily from changes in the stock price and risk-free rate.

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

The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company uses a simulation-based model to estimate the fair value of contingent consideration on the acquisition date and at each reporting period. The simulation model uses certain inputs and assumptions, including revenue projections, an estimate of revenue discount and volatility rate based on comparable public companies’ data, and risk-free rate. Significant increases or decreases to any of these inputs in isolation could result in a significantly higher or lower liability with a higher liability limited to the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount ultimately paid will be recognized in earnings. The significant inputs and assumptions utilized as of September 30, 2021 were as follows:

Revenue discount rate	3.5%
Revenue volatility	11.0%
Discount rate	10.5%

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2022 and September 30, 2021, are as follows:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$12	$12
Series A and C	-	-	223	223
Series D	-	-	476	476
Total warrant liabilities			711	711
Contingent consideration obligations	-	-	2,029	2,029
Total Liabilities	$-	$-	$2,740	$2,740

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$13	$13
Series A and C	-	-	2,026	2,026
Series D	-	-	2,365	2,365
Total warrant liabilities			4,404	4,404
Contingent consideration obligations	-	-	3,649	3,649
Total Liabilities	$-	$-	$8,053	$8,053

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

	Contingent Consideration Obligations	Warrant Liabilities
Balance at beginning of period, October 1, 2021	$3,649	$4,404
Additions	-	-
Payments or exercises	(509)	-
Adjustment to fair value	70	(2,441)
Balance at end of period, December 31, 2021	$3,210	$1,963
Additions	-	-
Payments or exercises	-	-
Adjustment to fair value	(543)	(434)
Balance at end of period, March 31, 2022	$2,667	$1,529
Additions	-	-
Exercises or payments	(480)	-
Adjustment to fair value	(158)	(818)
Balance at end of period, June 30, 2022	$2,029	$711

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of June 30, 2022	As of September 30, 2021
Domain and trade names	$695	$732
Customer related	4,732	5,465
Technology	1,185	1,558
Balance at end of period	$6,612	$7,755

Total amortization expense was $354 and $285 related to intangible assets for the three months ended June 30, 2022 and 2021, respectively, and $1,151 and $726 for the nine months ended June 30, 2022 and 2021, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2022 (remaining), 2023, 2024, 2025, and 2026 and thereafter is $348, $1,415, $1,032, $738, $673 and $2,406, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2022	As of September 30, 2021
Compensation and benefits	$397	$541
Professional fees	135	81
Taxes	77	84
Insurance	18	-
Other	150	202
Balance at end of period	$777	$908

7.   Long-term debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders (see Note 14). The assumed debt obligations and seller note are denominated in Euros.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Long-term debt consisted of the following:

	As of June 30, 2022	As of September 30, 2021
Vendor loan payable (“Vendor loan”), accruing interest at 3.0% per annum. Principal and interest are payable in two lump-sum installments and the loan matures on March 1, 2023.	$315	$718
Term loan payable, accruing interest at fixed rates ranging between 0.99% to 1.5% per annum, payable in monthly or quarterly payments of interest and principal and matures on October 10, 2022.	114	362
Term loan payable, accruing interest at 1.3% per annum, payable in quarterly installments starting in April 2023 and matures on July 31, 2028.	420	466
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over five installments and matures in September 2025.	314	383
Total debt	1,163	1,929
Less: current portion	(448)	(732)
Long-term debt, net of current portion	$715	$1,197

At June 30, 2022, future maturities of long-term debt are as follows:

Fiscal year:
2022 (remaining)	$68
2023	462
2024	202
2025	202
2026	76
Thereafter	153
Total long-term debt	$1,163

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

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10 and (ii) divided by the conversion price in effect at the time of conversion. As of June 30, 2022, and September 30, 2021, the Company had no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 5,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The shares of Series B Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series B Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. As of June 30, 2022, and September 30, 2021, the Company had no shares of Series B Preferred Stock outstanding.

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The shares of Series C Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. Series C Preferred Stock vote on an as-converted basis along with shares of the Company’s common stock, are not entitled to receive dividends, unless specifically declared by our Board of Directors, and in the event of any liquidation, dissolution or winding up of the Company the holders of Series C Preferred Stock are entitled to receive in preference to the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any other stock, the amount equal to the stated value per share of Series C Preferred Stock. The Company may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of June 30, 2022, and September 30, 2021, the Company had 350 shares of Series C Preferred Stock outstanding, which were convertible into an aggregate of 38,889 shares of the Company’s common stock.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Registered Offering of Common Stock and Private Placement of Series D Convertible Preferred Stock (the “ May 2021 Offerings”)

On May 14, 2021, the Company offered and sold a total of 1,060,000 shares of its common stock to certain institutional investors at a public offering price of $2.28 per share in a registered direct offering (“RD Offering”). The RD Offering was registered under the Securities Act of 1933, as amended, pursuant to a prospectus supplement to the Company's then-current registration statement on Form S-3.

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

The Company’s common stock is listed on the NASDAQ Capital Market, and, as such, it is subject to the applicable rules of the Nasdaq Stock Market LLC, including Nasdaq Listing Rule 5635(a), which requires stockholder approval in connection with the acquisition of another company (see Note 14) if the Nasdaq-listed company will issue 20% or more of its common stock. For purposes of Nasdaq Listing Rule 5635(a), the issuance of any common stock in the Acquisition (see Note 14) and the May 2021 Offerings would be aggregated together. Thus, to permit the issuance of common stock upon conversion of the Series D Preferred Stock and upon exercise of the warrants issued in the Private Placement, the Company had to obtain stockholder approval of these issuances. Upon issuance, the Company had determined that such prohibition did not represent an inability for the Company to satisfy its obligation to deliver shares upon conversion, as the holders’ conversion option itself was contingent upon Stockholder Approval. On September 16, 2021, the Company obtained Stockholder Approval. The Company determined that the Series D Preferred Stock should be classified as permanent equity.

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

During the fourth quarter of fiscal 2021, the Company recognized the impact of the beneficial conversion feature upon Stockholder Approval, as the beneficial conversion feature became immediately exercisable, at the option of the holder. The Company recognized full accretion of the beneficial conversion feature as a deemed dividend of $2.0 million to the Series D Preferred Stock. Such deemed dividend was recognized as an increase to accumulated deficit and an increase to additional paid-in capital and was included as a component of net loss attributable to common stockholders. During the fourth quarter of fiscal 2021, all Series D Preferred Stock was converted to common shares with no remaining Series D Preferred Stock outstanding at June 30, 2022 and September 30, 2021.

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

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. As of June 30, 2022, there were 1,226 options outstanding under the Plan. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. At the annual meeting held on September 20, 2019, the Company’s stockholders voted to amend the 2016 Plan to increase the number of shares of the Company’s common stock available for issuance as awards granted under the Stock Incentive Plan from 10,000 to 800,000 shares. At the annual meeting held on March 30, 2022, the Company’s stockholders voted to further amend the 2016 Plan to increase the number of shares of the Company’s common stock available for issuance as awards granted under the Stock Incentive Plan from 800,000 to 1,650,000 shares. As of June 30, 2022, there were 1,176,839 options outstanding and 423,815 shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the three and nine months ended June 30, 2022 and 2021, compensation expense related to share-based payments was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$6	$6	$19	$18
Operating expenses	86	37	188	115
Interest expense and other, net	157	-	157	-
	$249	$43	$364	$133

Interest expense and other, net includes compensation expense related the fair value of fully-vested stock options granted in April 2021.  120,000 shares were granted to directors, as more fully described below under the caption “Summary of Option and Warrant Activity and Outstanding Shares.”  As of June 30, 2022, the Company had approximately $0.5 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.28 years.

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

As of June 30, 2022, the number of shares issuable upon exercise of the (i) Series A Warrants were 872,625 shares; (ii) Series C Warrants were 13,738 shares; (iii) the Placement Agent Warrants issued in connection with the Series C Preferred Stock were 11,992 shares; and (iv) Investor Warrants were 41,621 shares.

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

The Company may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any May 2021 Offering Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of June 30, 2022, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

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

During nine months ended June 30, 2022, 26,605 Placement Agent Warrants were exercised.

Total warrants outstanding as June 30, 2022, were as follows:

Type	Issue Date	Shares	Price	Expiration
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Investors	10/19/2018	3,120	$25.00	10/19/2023
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	3/12/2019	41,621	$4.00	10/19/2023
Investors	3/12/2019	872,625	$4.00	9/12/2024
Investors	3/12/2019	13,738	$0.05	9/12/2024
Placement Agent	3/12/2019	11,992	$4.00	9/12/2024
Placement Agent	2/4/2021	31,564	$3.88	2/4/2026
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	5/14/2021	179,536	$2.85	5/12/2026
Total		1,757,629

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended June 30, 2022, the Company, (i) issued 120,000 total options to Board members at an exercise price of $1.85, which vested immediately upon issuance, (ii) issued 362,000 total options to its Chief Executive Officer at an exercise price of $1.85, which vest ratably over a 3-year period, and (iii) issued 48,000 total options to employees at an exercise price of $1.27, which vest ratably over a 3-year period. During the nine months ended June 30, 2022, in addition to the options noted above, the Company granted options to purchase 5,000 shares at an exercise price of $3.99, which vest ratably over a three-year period commencing on October 1, 2021. During the three and nine months ended June 30, 2021, the Company granted options to purchase 95,500 shares at an exercise price of $2.51, which vest ratably over a three-year period commencing on June 1, 2021. All such options granted expire ten years from the date of grant.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the nine months ended June 30, 2022 are as follows:

	Board	Non-Board
Weighted-average fair value per share option	$1.30	$1.40
Expected life (in years)	5.0	6.0
Volatility	89.2%	95.0%
Risk-free interest rate	2.80%	2.80%
Dividend yield	0.0%	0.0%

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

A summary of combined stock option and warrant activity for the nine months ended June 30, 2022, is as follows:

	Stock Options		Stock Warrants
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding, October 1, 2021	765,232	$4.66	1,788,745	$4.18
Granted	535,000	1.82	-	-
Exercised	(13,333)	1.40	(26,605)	3.88
Forfeited	(108,700)	2.38	-	-
Expired	(134)	937.88	(4,511)	218.89
Outstanding, June 30, 2022	1,178,065	3.60	1,757,629	3.64
Options vested and exercisable, June 30, 2022	586,765	5.33

As of June 30, 2022, there was no aggregate intrinsic value of options outstanding and exercisable, and the weighted-average remaining contractual term was 8.7 and 8.3 years, respectively.

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

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) – basic earnings per share	$403	$(3,609)	$2,620	$(5,327)
Effect of dilutive securities:
Change in fair value of in-the-money warrant derivative liabilities	(10)	-	(40)	-
Net income (loss) applicable to common shareholders - diluted earnings per share	$393	$(3,609)	$2,580	$(5,327)

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,217,609	5,939,021	10,203,570	5,117,586
Effect of dilutive securities:
Options	-	-	109,020	-
Warrants	13,254	-	13,423	-
Preferred stock	38,889	-	38,889	-
Weighted-average shares outstanding for diluted earnings per share	10,269,752	5,939,021	10,364,902	5,117,586

Basic net income (loss) per share	$0.04	$(0.61)	$0.26	$(1.04)
Diluted net income (loss) per share	$0.04	$(0.61)	$0.25	$(1.04)

Potential common stock equivalents excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive were as follows (in shares):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Stock options	1,178,065	573,201	729,712	613,201
Warrants	1,743,891	2,945,452	1,743,891	5,551,059
Series C Convertible Preferred Stock	-	350	-	350
Contingently issuable shares associated with an acquired business	-	216,590	-	216,590

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

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2022	2021	2022	2021
United States	$3,325	$1,978	$9,944	$6,495
International	881	1,467	2,665	2,660
	$4,206	$3,445	$12,609	$9,155

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $6.9 million and $7.5 million as of June 30, 2022 and September 30, 2021, respectively.

The Company’s revenue by type is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2022	2021	2022	2021
Digital engagement services	$812	$821	$2,492	$2,543
Subscription	3,022	2,330	8,984	5,713
Maintenance	129	93	366	268
Hosting	207	201	661	631
Perpetual licenses	36	-	106	-
	$4,206	$3,445	$12,609	$9,155

For the three and nine months ended June 30, 2022 and June 30, 2021, no customers exceeded 10% of the Company’s total revenue.

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

The following table summarizes the classification and net change in deferred revenue as of and for the three months and nine months ended June 30, 2022:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2021	$2,097	$418
Increase (decrease)	(304)	(23)
Balance as of December 31, 2021	$1,793	$395
Increase (decrease)	(227)	3
Balance as of March 31, 2022	$1,566	$398
Increase (decrease)	237	13
Balance as of June 30, 2022	$1,803	$411

11.  Income Taxes

Income tax expense consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During the three months ended June 30, 2022 and 2021, the Company recognized an income tax expense of $4 and ($1,176), respectively, and during the nine months ended June 30, 2022 and 2021, the Company recognized an income tax expense of $12 and ($1,175), respectively.

During the year ended June 30, 2021, the acquisition of Hawk Search, Inc. (see Note 14) resulted in the recognition of deferred tax liabilities of approximately $1,181, related to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its net deferred tax assets. The deferred tax liabilities generated from the business combination netted against the Company’s pre-existing deferred tax assets. Consequently, the impact of such resulted in the release of $1,181 of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit recognized during the three and nine months ended June 30, 2021.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three and nine months ended June 30, 2022, the Company was also a lessee/sublessor for certain office locations.

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

The components of net lease costs were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Condensed Consolidated Statement of Operations:
Operating lease cost	$33	$27	$111	$74
Variable lease cost	11	14	21	41
Less: Sublease income, net	(20)	(25)	(40)	(76)
Total	$24	$16	$92	$39

Cash paid for amounts included in the measurement of lease liabilities was $133 and $170 for the nine months ended June 30, 2022 and 2021, all of which represents operating cash flows from operating leases. As of June 30, 2022, the weighted average remaining lease term was 2.7 years and the weighted average discount rate was 7.0%.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

At June 30, 2022, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2022 (remaining)	$37	25	12
2023	173	101	72
2024	116	34	82
2025	69	-	69
2026	7	-	7
Total lease commitments	402	160	242
Less: Amount representing interest	(46)
Present value of lease liabilities	356
Less: current portion	(199)
Operating lease liabilities, net of current portion	$157

The Company has leased additional office space starting in the third quarter of 2022 in Chicago IL.  The lease ends in January 2028, with an early termination clause at the Company's option in August 2025.  Total base rent for the entire term is $0.4 million.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of June 30, 2022 and September 30, 2021.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of June 30, 2022 and September 30, 2021, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of June 30, 2022, the Company was not engaged with any material legal proceedings.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

14.   Acquisitions

Woorank Acquisition

On March 1, 2021, the Company, pursuant to a Share Purchase Agreement (the “Woorank Purchase Agreement”), acquired all of the issued and outstanding shares of Woorank, an entity located in Belgium. The Company accounted for the Woorank transaction as a business combination in accordance with the Accounting Standard Codification (“ASC”) Topic 805, Business Combinations. The purchase price consisted of (1) cash paid at closing, (2) deferred cash payable in installments post-closing, (3) a seller note issued to one of the selling shareholders, and (4) amounts payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one year from the closing date of the acquisition. The Woorank Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets and operational goals, to the selling shareholders. On the closing date, the Company issued 29,433 shares of its common stock for a portion of the purchase price.

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

Hawk Search Acquisition

On May 28, 2021, the Company, pursuant to a Share Purchase Agreement (the “Hawk Purchase Agreement”), acquired all of the issued and outstanding shares of Hawk Search, an Illinois corporation. The purchase price consisted of (1) an initial cash payment at closing, (2) an issuance of 1,500 shares of the Company’s newly designated Series D Preferred Stock, and (3) deferred cash payable on or before December 31, 2021. The Hawk Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets, to the selling shareholders as an additional earn-out, payable in two installments, as amended and as follows: (i) on or before July 1, 2022, the aggregate sum of $1,779 thousand (which was paid on July 1, 2022); and (ii) on or before October 3, 2022, the aggregate sum of $250 thousand, as included within the Amendment to the Stock Purchase Agreement, dated June 15, 2022.

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

Pro Forma Information (Unaudited)

The following is the unaudited pro forma information assuming the acquisitions occurred on October 1, 2020:

	Three months ended June 30, 2021	Nine months ended June 30, 2021

(in thousands, except share and per share data)

Revenue	$4,412	$13,342

Net income (loss) attributable to common shareholders - basic	$(3,605)	$(5,841)
Net income (loss) attributable to common shareholders - diluted	$(3,605)	$(5,841)

Net income (loss) per share attributable to common shareholders:
Basic	$(0.61)	$(1.14)
Diluted	$(0.61)	$(1.14)

Weighted average common shares outstanding - basic	5,939,021	5,117,586
Weighted average common shares outstanding - diluted	5,939,021	5,117,586

Pro forma information for the three and nine months ended June 30, 2022, is not presented as the amounts reported in the Condensed Consolidated Statements of Operations include the activities of these acquisitions for the period then ended.

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

Hawk Search, Inc. (“Hawk Search”) is a search, recommendation, and personalization application built for marketers, merchandisers and developers that enhances, normalizes and enriches a customer's site search and browse experience. Hawk Search leverages advanced artificial intelligence, machine learning and analytics to deliver accurate results from federated data sources.

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

Acquisitions

Bridgeline will continue to evaluate expanding its suite of products and its interactive development capabilities through strategic acquisitions. We may make additional acquisitions in the foreseeable future. These potential acquisitions will be consistent with our growth strategy by providing Bridgeline with new geographical distribution opportunities, an expanded customer base, an expanded sales force and an expanded developer force. In addition, integrating acquired companies into our existing operations allows us to consolidate the finance, human resources, legal, marketing, and research and development of the acquired businesses with our own internal resources. This integration may reduce the aggregate of such expenses for the combined businesses and similarly improve operating results.

On March 1, 2021, the Company, pursuant to a Share Purchase Agreement (the “Woorank Purchase Agreement”), acquired all of the issued and outstanding shares of Woorank SRL (“Woorank”), an entity located in Belgium. The total purchase price of approximately $2.4 million consisted of (1) $285 thousand in cash paid at closing or in close proximity to closing, (2) $376 thousand of deferred cash payable in installments post-closing, (3) a $352 thousand seller note issued to one of the selling shareholders, and (4) amounts payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one year from the closing date of the acquisition. On the closing date, the Company issued 29,433 shares of its common stock, with an aggregate issuance date fair value of $99 thousand for a portion of the purchase price. The Woorank Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets and operational goals, to the selling shareholders.  The fair value of contingent consideration was $1.3 million and $0.0 million on the acquisition date and June 30, 2022, respectively.

On May 28, 2021, the Company, pursuant to a Share Purchase Agreement (the “Hawk Purchase Agreement”), acquired all of the issued and outstanding shares of Hawk Search, Inc., an Illinois corporation (“Hawk Search”). The total purchase price of approximately $9.9 million consisted of (1) $4.8 million initial cash payment at closing, (2) an issuance of 1,500 shares of the Company’s newly designated Series D Preferred Stock with an aggregate issuance date fair value of $930 thousand, and (3) $2.0 million deferred cash (payable on or before December 31, 2021). The Hawk Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets, to the selling shareholders as an additional earn-out, payable in two installments, as amended and as follows: (i) on or before July 1, 2022, the aggregate sum of $1,779 thousand (which was paid on July 1, 2022); and (ii) on or before October 3, 2022, the aggregate sum of $250 thousand, as included within the Amendment to the Stock Purchase Agreement, dated June 15, 2022.

Customer Information

For the three months ended June 30, 2022 and 2021, no customer exceeded 10% of the Company’s revenue and for the nine months ended June 30, 2022 and 2021, no customer exceeded 10% of the Company’s total revenue.

Results of Operations for the Three and Nine Months Ended June 30, 2022 compared to the Three and Nine Months Ended June 30, 2021

Total revenue for the three months ended June 30, 2022 was $4.2 million and $3.4 million for the three months ended June 30, 2021. We had net income of $0.4 million and a net loss of ($3.6) million for the three months ended June 30, 2022 and 2021, respectively. Included in net income (loss) for the three months ended June 30, 2022 and 2021 was a gain/(loss) of $0.8 million and ($4.2) million, respectively, as a result of the change in fair value of certain warrant liabilities. Basic and diluted net income (loss) per share attributable to common shareholders was $0.04 and $(0.61) for the three months ended June 30, 2022 and 2021, respectively.

Total revenue for the nine months ended June 30, 2022 was $12.6 million and $9.2 million for the nine months ended June 30, 2021. We had net income of $2.6 million for the nine months ended June 30, 2022 and a net loss of ($5.3) million for the nine months ended June 30, 2021. Included in net income for the nine months ended June 30, 2022 was a gain of $3.7 million as a result of the change in fair value of certain warrant liabilities. Included in the net loss for the nine months ended June 30, 2021 was a loss of ($6.0) million as a result of the change in fair value of certain warrant liabilities. Basic net income (loss) per share attributable to common shareholders was $0.26 and ($1.04) for the nine months ended June 30, 2022 and 2021, respectively. Diluted net income (loss) per share attributable to common shareholders was $0.25 and ($1.04) for the nine months ended June 30, 2022 and 2021, respectively.

(in thousands)	Three Months Ended June 30,				Nine Months Ended June 30,
			$	%			$	%
Revenue	2022	2021	Change	Change	2022	2021	Change	Change
Digital engagement services	$812	$821	$(9)	(1%)	$2,492	$2,543	(51)	(2%)
% of total net revenue	19%	24%			20%	28%
Subscription and perpetual licenses	3,394	2,624	770	29%	10,117	6,612	3,505	53%
% of total net revenue	81%	76%			80%	72%
Total net revenue	4,206	3,445	761	22%	12,609	9,155	3,454	38%

Cost of revenue
Digital engagement services	436	449	(13)	(3%)	1,353	1,297	56	4%
% of digital engagement services revenue	54%	55%			54%	51%
Subscription and perpetual licenses	835	744	91	12%	2,532	1,919	613	32%
% of subscription and perpetual revenue	25%	28%			25%	29%
Total cost of revenue	1,271	1,193	78	7%	3,885	3,216	669	21%
Gross profit	2,935	2,252	683	30%	8,724	5,939	2,785	47%
Gross profit margin	70%	65%			69%	65%

Operating expenses
Sales and marketing	1,382	760	622	82%	3,880	1,729	2,151	124%
% of total revenue	33%	22%			31%	19%
General and administrative	812	608	204	34%	2,460	1,681	779	46%
% of total revenue	19%	18%			20%	18%
Research and development	771	625	146	23%	2,495	1,453	1,042	72%
% of total revenue	18%	18%			20%	16%
Depreciation and amortization	373	306	67	22%	1,213	777	436	56%
% of total revenue	9%	9%			10%	8%
Restructuring and acquisition related expenses	-	568	(568)	(100)%	164	862	(698)	(81)%
% of total revenue	0%	16%			1%	9%
Total operating expenses	3,338	2,867	471	16%	10,212	6,502	3,710	57%

Loss from operations	(403)	(615)	212	(34)%	(1,488)	(563)	(925)	164%
Change in fair value of contingent consideration, interest income (expense), and other, net	(8)	(9)	1	(11)%	427	(7)	434	(6,157)%
Government grant income	-	-	-	0%	-	88	(88)	(100)%
Change in fair value of warrant liabilities	818	(4,161)	4,979	(120)%	3,693	(6,020)	9,713	(161)%
Income (loss) before income taxes	407	(4,785)	5,192	(109)%	2,632	(6,502)	9,134	(140)%
Provision for (benefit from) income taxes	4	(1,176)	1,180	(100)%	12	(1,175)	1,187	(101)%
Net income (loss)	$403	$(3,609)	$4,012	(111)%	$2,620	$(5,327)	$7,947	(149)%
Non-GAAP Measure:
Adjusted EBITDA	$63	$302	$(239)	(79)%	$97	1,209	$(1,112)	(92)%

Revenue

Our revenue is derived from two sources: (i) digital engagement services and (ii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of Bridgeline Unbound implementation, Hawk Search Inc. and retainer-related services. Digital engagement services decreased $9 thousand, or 1%, to $0.8 million for the three months ended June 30, 2022 compared to $0.8 million for the three months ended June 30, 2021 and decreased $51 thousand, or 2%, to $2.5 million for the nine months ended June 30, 2022 compared to $2.5 million for the nine months ended June 30, 2021. Digital engagement services revenue as a percentage of total revenue decreased to 19% from 24% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and decreased to 20% from 28% for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. The decrease as a percentage of total revenue is attributable to the increase in subscription and perpetual licenses, including additional revenue related to the fiscal 2021 business acquisitions.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $0.8 million, or 29%, to $3.4 million for the three months ended June 30, 2022 compared to $2.6 million for the three months ended June 30, 2021 and increased $3.5 million or 53%, to $10.1 million for the nine months ended June 30, 2022 compared to $6.6 million for the nine months ended June 30, 2021. The increase for the three and nine months ended June 30, 2022 compared to the prior period is primarily due to an increase in subscriptions and perpetual licenses, including renewals, and the inclusion of revenue from the fiscal 2021 business acquisitions. Subscription and perpetual license revenue as a percentage of total revenue increased to 81% from 76% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased to 80% from 72% for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. The increase as a percentage of total revenue is attributable to the increase in subscriptions and perpetual licenses, including renewals and additional of revenue related to the fiscal 2021 business acquisitions.

Cost of Revenue

Total cost of revenue increased $0.1 million, or 7%, to $1.3 million for the three months ended June 30, 2022 compared to $1.2 million for the three months ended June 30, 2021 and increased $0.7 million, or 21%, to $3.9 million for the nine months ended June 30, 2022 compared to $3.2 million for the nine months ended June 30, 2021. The gross profit margin increased to 70% for the three months ended June 30, 2022 compared to 65% for the three months ended June 30, 2021 and increased to 69% for the nine months ended June 30, 2022 compared to 65% for the nine months ended June 30, 2021. The increase in the gross profit margin for the three and nine months ended June 30, 2022 compared to the prior period is primarily attributable to the increase in the proportion of license revenue, which is generally associated with higher margins, to digital engagement service revenue.

Cost of Digital Engagement Services

Cost of digital engagement services of $0.4 million for the three months ended June 30, 2022 was consistent with the $0.4 million for the three months ended June 30, 2021 and increased $0.1 million, or 4%, to $1.4 million for the nine months ended June 30, 2022 compared to $1.3 million for the nine months ended June 30, 2021. The decrease for the three months ended June 30, 2022 compared to the prior period is primarily due to lower revenue and the increase for the nine months ended June 30, 2022 compared to the prior period is primarily due to additional personnel costs, including from the fiscal 2021 business acquisitions. The cost of digital engagement services as a percentage of digital engagement decreased to 54% for the three months ended June 30, 2022 compared to 55% for the three months ended June 30, 2021 and increased to 54% for the nine months ended June 30, 2022 compared to 51% for the nine months ended June 30, 2021. The increases as a percentage of revenues for the nine months ended June 30, 2022 compared to the prior periods is primarily due to the decrease in digital engagement services revenue and additional personnel costs.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased $0.1 million, or 12%, to $0.8 million for the three months ended June 30, 2022 compared to $0.7 million for the three months ended June 30, 2021 and increased $0.6 million, or 32%, to $2.5 million for the nine months ended June 30, 2022 compared to $1.9 million for the nine months ended June 30, 2021. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 25% for the three months ended June 30, 2022 compared to 28% for the three months ended June 30, 2022 and decreased to 25% for the nine months ended June 30, 2022 compared to 29% for the nine months ended June 30, 2022. The decreases for the three and nine months ended June 30, 2022 compared to the prior period is primarily due to overall increases in subscription and perpetual license revenue.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses increased $0.6 million, or 82%, to $1.4 million for the three months ended June 30, 2022 compared to $0.8 million for the three months ended June 30, 2021 and increased $2.2 million, or 124%, to $3.9 million for the nine months ended June 30, 2022 compared to $1.7 million for the nine months ended June 30, 2021. Sales and marketing expenses represented 33% and 22% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 31% and 19% of total revenue for the nine months ended June 30, 2022 and 2021, respectively. The increase for the three and nine months ended June 30, 2022 compared to the prior periods is attributable to higher personnel costs and additional sales and marketing costs, including such additional costs related to the fiscal 2021 business acquisitions.

General and Administrative Expenses

General and administrative expenses increased $0.2 million, or 34%, to $0.8 million for the three months ended June 30, 2022 compared to $0.6 million for the three months ended June 30, 2021 and increased $0.8 million, or 46%, to $2.5 million for the nine months ended June 30, 2022 compared to $1.7 million for the nine months ended June 30, 2021.  General and administrative expenses represented 19% and 18% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 20% and 18% of total revenue for the nine months ended June 30, 2022 and 2021, respectively. The increase in expense was due to additional costs related to the fiscal 2021 business acquisitions.

Research and Development

Research and development expense increased $0.1 million, or 23%, to $0.8 million for the three months ended June 30, 2022 compared to $0.6 million for the three months ended June 30, 2021 and increased $1.0 million, or 72%, to $2.5 million for the nine months ended June 30, 2022 compared to $1.5 million for the nine months ended June 30, 2021. Research and development expenses represented 18% total revenue for each of the three months ended June 30, 2022 and 2021, and 20% and 16% of total revenue for the nine months ended June 30, 2022 and 2021, respectively. These increases for the three and nine months ended June 30, 2022 are primarily attributable to personnel and other additional costs related to the fiscal 2021 business acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased $0.1 million, or 22%, to $0.4 million for the three months ended June 30, 2022 compared to $0.3 million for the three months ended June 30, 2021 and increased $0.4 million, or 56%, to $1.2 million for the nine months ended June 30, 2022 compared to $0.8 million for the nine months ended June 30, 2021.  Depreciation and amortization expense represented 9% of total revenue for each of the three months ended June 30, 2022 and 2021. Depreciation and amortization expense represented 10% and 8% of total revenue for the nine months ended June 30, 2022 and 2021, respectively. These increases are primarily due to amortization of intangible assets resulting from the 2021 business acquisitions.

Restructuring and Acquisition-Related Expenses

During the three months ended June 30, 2022, the Company did not incur any restructuring and acquisition-related expenses. During the nine months ended June 30, 2022, the Company incurred acquisition-related expenses of $0.2 million. During the three and nine months ended June 30, 2022, expenses incurred were related to further acquisition integrations. During the three and nine months ended June 30, 2021, in connection with the acquisition of a business completed during the fiscal 2021 second quarter, the Company incurred acquisition expenses of $0.6 million during the three months ended June 30, 2021 and $0.9 million during the nine months ended June 30, 2021. Acquisition-related expenses represented 1% of total revenue for the nine months ended June 30, 2022, and represented 16% and 9% of total revenue for the three and nine months ended June 30, 2021, respectively.

Income (loss) from Operations

The loss from operations was ($0.4) million for the three months ended June 30, 2022 compared to ($0.6) million for the three months ended June 30, 2021. The loss from operations was ($1.5) million for the nine months ended June 30, 2022 compared to a loss from operations of ($0.6) million for the nine months ended June 30, 2021. Operating expenses increased $0.5 million, or 16%, to $3.3 million for the three months ended June 30, 2022 compared to $2.9 million for the three months ended June 30, 2021 and increased $3.7 million, or 57%, to $10.2 million for the nine months ended June 30, 2022 compared to $6.5 million for the nine months ended June 30, 2021. The increases for the three and nine months ended June 30, 2022 compared to the prior period were primarily due to additional costs related to the acquisition of businesses in fiscal 2021.

Change in fair value of contingent consideration; Interest income (expense) and other, net; Government grant income; Change in fair value of warrant liabilities

The Company recognized a gain related to the change in fair value of warrant liabilities of $0.8 million for the three months ended June 30, 2022 compared to a loss of ($4.2) million for the three months ended June 30, 2021. The Company recognized a gain of $3.7 million for the nine months ended June 30, 2022 compared to a loss of ($6.0) million for the nine months ended June 30, 2021 related to the change in fair value of warrant liabilities.

During the three and nine months ended June 30, 2022, the change in fair value of contingent consideration and interest income (expense) and other net, was ($8) thousand and $0.4 million, respectively. During the three and nine months ended June 30, 2021, contingent consideration and interest income (expense) and other net, was ($9) thousand and ($7) thousand, respectively.

During the nine months ended June 30, 2021, the Company recognized government grant income of $88 thousand associated with proceeds received under the Paycheck Protection Program deemed probable to be forgiven based on the actual expenditures for qualified expenses during the period. As of the first quarter of fiscal 2021, the Company expended all loan proceeds on qualified expenses incurred during the period. The Company applied for full PPP Loan forgiveness on March 29, 2021 and received approval from the Small Business Administration in August 2021. During the first quarter of fiscal 2021, the remaining loan proceeds were expended on qualified expenses and as a result, the Company recognized $88 thousand as government grant income.

Income Taxes

The provision for income tax expense was $4 thousand and $12 thousand for the three and nine months ended June 30, 2022, respectively, and a benefit of ($1.2) million for the three and nine months ended June 30, 2021, respectively. Income tax expense represents the estimated liability for federal and state income taxes owed.  We have net operating loss carryforwards and other deferred tax benefits that are available to offset any potential taxable income.

During the year ended June 30, 2021, the acquisition of Hawk Search, Inc. (see Note 14) resulted in the recognition of deferred tax liabilities of approximately $1.2 million, related to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its net deferred tax assets. The deferred tax liabilities generated from the business combination netted against the Company’s pre-existing deferred tax assets. Consequently, the impact of such resulted in the release of $1.2 million of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit recognized during the three and nine months ended June 30, 2021.

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

Adjusted EBITDA, however, is not a measure of operating performance under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should not be considered as an alternative or substitute for U.S. GAAP profitability measures such as (i) income from operations and net income, or (ii) cash flows from operating, investing and financing activities, both as determined in accordance with U.S. GAAP. Adjusted EBITDA as an operating performance measure has material limitations because it excludes the financial statement impact of net interest expense, income taxes, depreciation, amortization of intangibles, stock-based compensation, goodwill impairment, changes in fair value of warrant liabilities, loss on disposal of assets, other amortization, changes in fair value of contingent consideration and restructuring charges, acquisition related expenses, and therefore does not represent an accurate measure of profitability. As a result, Adjusted EBITDA should be evaluated in conjunction with net income (loss) for a complete analysis of our profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable U.S. GAAP operating performance measure to Adjusted EBITDA. Our definition of Adjusted EBITDA may also differ from and therefore may not be comparable with similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that Adjusted EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of our operating results as reported under U.S. GAAP.

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$403	$(3,609)	$2,620	$(5,327)
Provision for income tax	4	(1,176)	12	(1,175)
Change in fair value of contingent consideration and interest expense, net	(148)	9	(583)	7
Government grant income	-	-	-	(88)
Change in fair value of warrants	(818)	4,161	(3,693)	6,020
Amortization of intangible assets	354	285	1,151	726
Depreciation and other amortization	19	21	62	51
Restructuring and acquisition related charges	-	568	164	862
Stock-based compensation	249	43	364	133
Adjusted EBITDA	$63	$302	$97	$1,209

Adjusted EBITDA decreased in both the three and nine months ended June 30, 2022 compared to June 30, 2021, which is primarily attributable to additional costs related to the fiscal 2021 business acquisitions as well as additional sales and marketing spend.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was ($1.0) million for the nine months ended June 30, 2022, compared to cash provided by operating activities of $0.3 million for the nine months ended June 30, 2021. The change in cash provided by operating activities, compared to the prior period, was primarily due to changes in accounts receivable and deferred revenue.

Investing Activities

Cash used in investing activities was ($0.2) million for the nine months ended June 30, 2022, related primarily to software development capitalized costs and purchases of property and equipment. Cash used in investing activities was ($4.4) million for the nine months ended June 30, 2021, related primarily to cash used in connection with the fiscal 2021 business acquisitions.

Financing Activities

Cash used in financing activities was ($3.7) million for the nine months ended June 30, 2022, primarily related to deferred purchase price and contingent consideration payments related to acquisitions completed during fiscal 2021. Cash provided by financing activities for the nine months ended June 30, 2021 was primarily attributable to cash proceeds of approximately $8.5 million, related to the issuance of common stock, Series D convertible preferred stock and stock and warrant exercises partially offset by re-payments of long-term debt assumed in connection with the fiscal 2021 business acquisitions.

Capital Resources and Liquidity Outlook

In connection with an acquisition of a business completed during the 2021 fiscal year third quarter (Hawk Search), the Company recognized a contingent consideration obligation with a current carrying value of $2.0 million which is payable in two payments in July 2022 and October 2022.

In connection with an acquisition of a business completed during the 2021 fiscal year second quarter (Woorank), the Company assumed the outstanding long-term debt obligations of which approximately $1.2 million remains outstanding at June 30, 2022 with $0.4 million payable over the next twelve months.

The Company has historically incurred operating losses and used cash on hand and from financing activities to fund operations as well as develop new products. The Company believes that future revenues and cash flows will supplement its working capital and it has an appropriate cost structure to support future revenue growth.

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

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases and subleases is $0.4 million and $0.2 million, respectively, of which $37 thousand and $25 thousand is expected in the next twelve months. Debt payments on the Company’s various debt obligations total $1.2 million of which $0.4 million is expected to be paid in the next twelve months. In connection with an acquisition of a business completed in the Company’s 2021 fiscal year, contingent consideration obligations total $2.0 million, which are expected to be paid in the next four months.

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

Accounting for Business Combinations

The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows and discounts rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through restructuring and acquisition related expense on the consolidated statements of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through income (loss) before income taxes within the consolidated statements of operations.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2022.

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

PART II – OTHER INFORMATION

Item1.	Legal Proceedings.

From time to time we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission on December 20, 2021.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission on December 20, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities in the nine months ended June 30, 2022.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013).

3.2	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014).

3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on December 14, 2018).

3.4	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 19, 2018).

3.5	Amendment to the Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on September 20, 2021).

3.6

Certificate of Designation of Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 14, 2021).

10.1

Amendment to Stock Purchase Agreement, among Bridgeline Digital, Inc., Svanaco, Inc., Svanawar, Inc., and Hawk Search Inc., dated June 15, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2022).

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

Bridgeline Digital, Inc.
(Registrant)

August 11, 2022	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

August 11, 2022	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)