Form 10-K
period 2022-09-30
Bridgeline Digital, Inc.
filed 2022-12-21
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit. Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $19.3 million based on the closing price of $1.91 of the issuer’s common stock, par value $0.001 per share, as reported by the NASDAQ Stock Market on March 31, 2022.

On December 20, 2022, there were 10,417,609 shares of the registrant’s common stock outstanding.

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I

Item 1. Business.

Overview

Bridgeline Digital is a marketing technology company that offers a suite of products that help companies grow online revenue by driving more traffic to their websites, converting more visitors to purchasers, and increasing average order value.

HawkSearch is a site search, recommendation, and personalization application, built for marketers, merchandisers, and developers to enhance, normalize, and enrich an online customer's content search and product discovery experience. HawkSearch leverages advanced artificial intelligence, machine learning and industry-leading merchandising features to deliver accurate and highly relevant results and recommendations derived from multiple data sources.

Celebros Search is a commerce-oriented site search product that provides Natural Language Processing with artificial intelligence to present relevant search results based on long-tail keyword searches with support for multiple languages.

Woorank is a Search Engine Optimization (“SEO”) audit tool that generates an instant performance audit of the site’s technical, on-page, and off-page SEO.  Woorank’s clear, actionable insights help companies increase their search engine ranking, while boosting website traffic, audience engagement, conversion, and customer retention rates.

Our Unbound platform is a Digital Experience Platform that includes Web Content Management, eCommerce, Digital Marketing, and Web Analytics. The Unbound platform, combined with its professional services, assists customers in powering engaging digital experiences that drive lead generation, increase revenue, improve customer service and loyalty, enhance employee knowledge, and reduce operational costs.

The TruPresence product empowers large franchises, brand networks, and other multi-unit organizations to manage a large hierarchy of digital properties at scale. TruPresence provides centralized and distributed management of content and products from parent sites down to multiple child sites for consistency in branding and messaging, while also enabling regional / local site owners to manage the local messaging, products and promotions specific to their local market.

OrchestraCMS is the only content and digital experience platform built 100% native on Salesforce and helps customers create websites and intranets for their customers, partners, and employees. The software uniquely combines content with business data, processes and applications across any channel or device, including Salesforce Communities, social media, portals, intranets, websites, applications and services.

All of Bridgeline’s software is available through a cloud-based Software as a Service (“SaaS”) model, whose flexible architecture provides customers hosting and support. Additionally, Unbound and HawkSearch have the option to be available via a traditional perpetual licensing business model, in which the software can reside on a dedicated infrastructure either on premise at the customer’s facility, or manage-hosted by Bridgeline via a cloud-based, dedicated hosted services model.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Woodbury, New York; Rosemont, Illinois; Atascadero, California; Ontario, Canada; and Brussels, Belgium.

The Company has four wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd., located in Bangalore, India; Bridgeline Digital Canada, Inc., located in Ontario, Canada; Hawk Search Inc. located in Rosemont, Illinois and Bridgeline Digital Belgium BV, located in Brussels, Belgium.

Products and Services

Products

Subscription and Perpetual Licenses

Bridgeline offers enterprise site search solutions with its Celebros Search and HawkSearch products. This software is available as a SaaS license and is reported as Subscription and perpetual licenses in the accompanying consolidated financial statements.

●

Celebros Search by Bridgeline is a commerce-oriented, site search product that provides for Natural Language Processing and incorporates artificial intelligence to present relevant search results based on long-tail keyword searches. Celebros Search is a semantic search and conversion technology that is available in seven languages. Celebros Search has plug-ins into the Bridgeline Unbound Commerce offering in addition to many other third-party Commerce platforms such as Magento, Shopify, Hybris, and more.

●

HawkSearch by Bridgeline is a site search, recommendation, and personalization application built for marketers, merchandisers, and developers to enhance, normalize, and enrich an online customer's content search and product discovery experience. HawkSearch leverages advanced artificial intelligence, machine learning and industry-leading merchandising features to deliver accurate and highly relevant results and recommendations derived from multiple data sources. HawkSearch has integrations and partner relationships with platforms such as Optimizely, BigCommerce, Magento, Sitefinity and others.

Bridgeline offers Search Engine Optimization auditing through its WooRank by Bridgeline software. This software is available as a SaaS license and is reported as Subscription and perpetual licenses in the accompanying consolidated financial statements.

●

Woorank by Bridgeline is a Search Engine Optimization (“SEO”) audit tool that generates an instant performance audit of the site’s technical, on-page, and off-page SEO.  Woorank’s clear, actionable insights help companies increase their search engine ranking, while boosting website traffic, audience engagement, conversion, and customer retention rates.

Bridgeline offers franchise marketing software with its TruPresence platform. This software is available as a SaaS license and is reported as Subscription and perpetual licenses in the accompanying consolidated financial statements.

●

Bridgeline TruPresence is a web content management and eCommerce platform built specifically to support the needs of multi-unit organizations and franchises. TruPresence provides centralized and distributed management of content and products from parent sites down to multiple child sites for consistency in branding and messaging while also enabling regional / local site owners to manage the local messaging, products and promotions specific to their local market.

Bridgeline offers Bridgeline Unbound as either a SaaS or perpetual license and is reported as subscription and perpetual licenses in the accompanying consolidated financial statements.

●

Bridgeline Unbound is a technology suite that includes Unbound Content, Unbound Marketing, Unbound Commerce, and Unbound Insights that empower marketers to easily manage their digital experiences and create personalized customer journeys. Each Unbound implementation incorporates a set of flexible templates and modules to accelerate implementation speed and reduce costs.

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

Sales and Marketing

Overview

Bridgeline employs a direct sales force, which focuses its efforts on selling to mid-sized and large companies. These companies are generally categorized in the following vertical markets:

●	Distributors and Wholesalers
●	Multi-Unit Franchises & Enterprises
●	Manufacturers
●	eCommerce Retailers
●	Industrial Distribution (Electrical, Plumbing, Building, Cleaning, Restaurant, Furniture Suppliers)
●	Health Services and Life Sciences
●	High Technology (software and hardware)
●	Credit Unions and Regional Banks
●	Associations and Foundations

We also pursue strategic alliances and partnerships to enhance the sales and distribution opportunities of Bridgeline intellectual property. We currently have partner relationships with platforms such as Optimizely, BigCommerce, Adobe, Sitefinity, Shopify, and others.

Organic Growth from Existing Customer Base

Our business development professionals seek ongoing business opportunities within our existing customer base and within other operating divisions or subsidiaries of our existing customer base.

New Customer Acquisition

We identify customers within our vertical expertise. Our business development professionals create an annual territory plan identifying various strategies to prospect and engage our target verticals.

Customer Retention Programs

We have a dedicated Customer Success team that engages with customers regularly to conduct strategic business reviews and audits to ensure they are getting the most value out of the Bridgeline product offerings. We use surveying techniques to gauge and monitor customer sentiment as well as digital marketing capabilities to inform our customer base of the latest feature releases and product innovations. We make product releases available via email campaigns as well as publish on our website. Bridgeline also provides educational white papers and featured case studies, to inform customers of best practices and enhancements. We also host educational on-line webinars for customers as well as face-to-face customer focus groups and training sessions.

New Lead Generation Programs

We generate targeted leads and new business opportunities by leveraging on-line marketing strategies. We receive leads by maximizing the SEO capabilities of our own websites. Through our websites, we provide various educational whitepapers and promote upcoming on-line seminars. In addition, we utilize banner advertisements on various independent newsletters and paid search advertisements that are linked to our website. We also participate and exhibit at targeted online and in-person events and conferences.

Social Media Programs

We market Bridgeline’s upcoming events, white papers, blogs, case studies, digital product tutorials, announcements, and related articles frequently on leading social media platforms such as Twitter, LinkedIn, YouTube and Facebook.

Acquisitions

On March 1, 2021, the Company, pursuant to a Share Purchase Agreement (the “WooRank Purchase Agreement”), acquired all of the issued and outstanding shares of WooRank SRL (“WooRank”), an entity located in Belgium. The total purchase price of approximately $2.4 million consisted of (1) $285 thousand in cash paid at closing or in close proximity to closing, (2) $376 thousand of deferred cash payable in installments post-closing, (3) a $352 thousand seller note issued to one of the selling shareholders, and (4) amounts payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one year from the closing date of the acquisition. On the closing date, the Company issued 29,433 shares of its common stock, with an aggregate issuance date fair value of $99 thousand for a portion of the purchase price. The WooRank Purchase Agreement also provides for additional consideration, in the event of the achievement of certain revenue targets and operational goals, to the selling shareholders.  The fair value of contingent consideration was $1.3 million on the date of the acquisition.

On May 28, 2021, the Company, pursuant to a Share Purchase Agreement (the “Hawk Purchase Agreement”), acquired all of the issued and outstanding shares of HawkSearch, Inc., an Illinois corporation (“HawkSearch”). The total purchase price of approximately $9.9 million consisted of (1) $4.8 million initial cash payment at closing, (2) an issuance of 1,500 shares of the Company’s newly designated Series D Preferred Stock with an aggregate issuance date fair value of $930 thousand, and (3) $2.0 million deferred cash (payable on or before December 31, 2021). The Hawk Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets, to the selling shareholders as an additional earn-out, payable in two installments, as amended and as follows: (i) the aggregate sum of $1,779 thousand, which was paid on July 1, 2022; and (ii) the aggregate sum of $250 thousand, which was paid in October 3, 2022, as included within the Amendment to the Stock Purchase Agreement, dated June 15, 2022. The fair value of contingent consideration was $250 thousand on September 30, 2022, all of which was paid in October 2022.

Research and Development

We have research and development activities focusing on creating new products and innovations, product enhancements, and funding future market opportunities. Research and development expenses were approximately $3.2 million or 19% of revenues and $2.4 million or 18% of revenues during fiscal 2022 and 2021, respectively.

Employees

Human Capital

Bridgeline is dedicated to creating the best digital presence for our customers, and our employees are critical to achieving this mission. In order to continue to design innovative experiences and products and compete and succeed in our highly competitive and rapidly evolving market, we continue to attract and retain experienced and talented employees. As part of these efforts, we strive to offer a competitive compensation and benefits program, foster a community of inclusion and empower individuals to do their best work.

As of September 30, 2022, we had approximately 60 full-time employees. Of our full-time employees, approximately 50 were in the United States and the remaining were based in our various international locations. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Customers

We primarily serve the following vertical markets that we believe have a history of investing in information technology enhancements and initiatives:

●	Distributors and Wholesalers
●	Multi-Unit Franchises & Enterprises
●	Manufacturers
●	eCommerce Retailers
●	Industrial Distribution (Electrical, Plumbing, Building, Cleaning, Restaurant, Furniture Suppliers)
●	Health Services and Life Sciences
●	High Technology (software and hardware)
●	Credit Unions and Regional Banks
●	Associations and Foundations

For the years ended September 30, 2022 and 2021, no customer exceeded 10% of the Company’s total revenues.

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

We believe we compete adequately with others and we distinguish ourselves from our competitors in a number of ways, including:

●

We believe our competitors generally offer their web application software with an emphasis on a singular focus/function (such as content management only, or commerce only) as compared to the deeply integrated and multi-faceted approach provided by Bridgeline’s platforms.

●

We believe our competitors can generally only deploy their solutions in either a Cloud/SaaS environment or in a dedicated server environment. The architecture comprising Bridgeline’s platform’s are flexible and some are capable of being deployed in either a Cloud/SaaS or dedicated server environment.

●

We believe the majority of our competitors do not provide interactive technology development services that complement their software products. Our ability to develop mission critical websites and online stores on our own deeply integrated platforms provides a quality end-to-end solution.

●	We believe the interface of the Bridgeline platforms have been designed for ease of use without requiring substantial technical skills from our customers.

●	Finally, we believe the Bridgeline platforms offer a competitive price-to-functionality ratio when compared to our competitors.

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

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available upon request, on our website www.bridgeline.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of the following are also available through our website on the “About – Investor Relations” page and are available in print to any shareholder who requests it:

●	Code of Business Ethics

●	Committee Charters for the following Board Committees:
-	Nominating and Corporate Governance Committee
-	Audit Committee
-	Compensation Committee

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

Risk Factors Related to our Business

We have incurred significant net losses since inception and expect to continue to incur operating losses for the foreseeable future. We may never achieve or sustain profitability, which would depress the market price of our common stock and could cause you to lose all or a part of your investment.

We incurred net income of approximately $2.2 million for the year ended September 30, 2022, which includes income related to the change in the fair value of warrant liabilities. Since our inception in 2000 and through fiscal 2019, and in fiscal 2021, we have incurred net losses, and may do so again. As of September 30, 2022, we had an accumulated deficit of approximately $80 million. Our prior losses have had an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of any future losses or when we may become profitable. If we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

In connection with the acquisition of HawkSearch completed during the third quarter of fiscal year 2021, the Company recognized an obligation for a deferred payment representing a portion of the purchase price of $2.0 million payable on or before December 31, 2021, and contingent earn-out payments of $2.2 million (acquisition date fair value) which are payable, no later than December 31, 2022 (subsequently amended), and may vary in amount in the event of achievement of certain revenue targets and operational goals.

In connection with the acquisition of WooRank completed during the second quarter of fiscal year 2021, the Company (1) assumed the outstanding long-term debt obligations of $2.1 million of the acquiree, (2) issued a seller note of $352 thousand to one of the selling shareholders payable over a five-year period, (3) deferred a portion of the purchase price of $376 thousand, and (4) recognized contingent earn-out payments of $1.3 million (acquisition date fair value) which were payable in the event of achievement of certain revenue targets and operational goals.

On August 17, 2020, the Company entered into an arrangement with an investment banking firm to sell up to $4,796,090 of shares of the Company’s common stock, $0.001 par value. There are no obligations for the sale or purchase of the Company’s common stock pursuant to this offering. Accordingly, there can be no assurances that the Company or investment banking firm will be successful in selling any portion of the shares available for sale pursuant to this offering. On December 18, 2020, the Company delivered written notice to Roth Capital Partners that it was suspending all offers and sales under the At the Market Offering Agreement, during which time the Company will not make any sales of Placement Shares. On August 17, 2021, the ATM offering expired unused.

If we fail to obtain acceptable funding when needed, we may not have sufficient resources to fund our operations, and this would have a material adverse effect on our business.

A reduction in our license renewal rate could reduce our revenue.

Our customers have no obligation to renew their subscription licenses, and some customers have elected or may elect not to do so. Our license renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our products and services, our failure to update our products to maintain their attractiveness in the market, or constraints or changes in budget priorities faced by our customers. A decline in license renewal rates could cause our revenue to decline, which would have a material adverse effect on our operations.

We may become dependent upon a concentration of major customers, and a failure to renew our licenses with such customers could reduce our revenue.

We have previously and may from time to time derive a significant portion of our revenues from a relatively concentrated number of customers. Considering a reduction in our license renewal rate could reduce our revenue, these consequences could be exacerbated if we are dependent upon several major customers and any one of them were to elect not to renew.

The length of our sales cycle can alternate markedly, which could result in significant fluctuations in license revenues being recognized from quarter to quarter.

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

We depend on a third-party cloud platform provider to host our Bridgeline SaaS environment and managed services business and if we were to experience a disruption or interference in service, our business and reputation could suffer.

We host our SaaS and managed hosting customers via a third-party, Amazon Web Services. If upon renewal date our third-party provider does not provide commercially reasonable terms, we may be required to transfer our services to a new provider, such as a data center facility, and we may incur significant equipment costs and possible service interruption in connection with doing so. Service interruptions might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, or harm our renewal rates. Interference from unauthorized access to or tampering with these systems, including those resulting from cyber-attacks, could result in a variety of consequences, including devaluation of our intellectual property, goodwill, increased expenditures on data security and litigation, and can have a material adverse effect on our business, revenues, reputation, operating results and financial condition.

If our security measures or those of our third-party cloud computing platform provider are breached and unauthorized access is obtained to a customer’s data, our services may be perceived as not being secure, and we may incur significant legal and financial exposure and liabilities.

Security breaches could expose us to a risk of loss of our customers’ information, litigation and possible liability. While we have security measures in place, they may be breached as a result of third-party action, including intentional misconduct by computer hackers and cybercriminals, employee error, malfeasance or otherwise and result in someone obtaining unauthorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data, and some of our customers may not have adequate security measures in place to protect their data that is stored on our services. Because we do not control our customers or third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third parties may also conduct cyber-attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability.

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

The marketplace is highly fragmented with a large number of competitors and potential competitors. Our prominent public company competitors include companies such as Coveo, Elastic, Semrush and WeCommerce. We face competition from customers and potential customers who develop their own applications internally. We also face competition from potential competitors that are substantially larger than we are and who have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

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

The average shares traded per day in fiscal 2022 was approximately 286,000 shares per day compared to approximately 2,839,000 for fiscal 2021, and 484,000 for fiscal 2020. Our average trading volume of our common stock can be very sporadic and may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. A low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve.

The market price of our common stock is volatile, which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this Annual Report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. During fiscal 2022, the closing price of our common stock as reported by NASDAQ fluctuated between $1.10 and $4.12. We are required to meet certain financial criteria in order to maintain our listing on the NASDAQ Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. If we fail this requirement then NASDAQ will issue a notice that we are not in compliance and we will need to take corrective actions in order to not be delisted. Such corrective actions could include a reverse stock split, which may adversely affect the liquidity of our common stock. Additionally, there is no way to guarantee that such a measure, if implemented, would help us regain compliance with the minimum bid price requirement or maintain compliance with other NASDAQ listing rules.

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

We have acquired multiple businesses since our inception in 2000, including two in fiscal 2021. Acquisitions could involve substantial investment of funds or financings by issuance of debt or equity securities and could result in one-time charges and expenses and have the potential to either dilute the interests of existing shareholders or result in the issuance or assumption of debt. Any such acquisition may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so based upon less than optimal capital structure. Our inability to take advantage of growth opportunities for our business or to address risks associated with acquisitions or investments in businesses may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have a material adverse effect on the price of our common stock.

We have issued preferred stock with rights senior to our common stock, and may issue additional preferred stock in the future, in order to consummate a merger or other transaction necessary to continue as a going concern.

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.001 per share, without shareholder approval and on terms established by our board of directors, of which 264,000 shares have been designated as Series A Preferred, 5,000 shares have been designated as Series B Preferred, 11,000 shares have been designated as Series C Preferred and 4,200 shares have been designated as Series D Preferred. We may issue additional shares of preferred stock in order to consummate a financing or other transaction, in lieu of the issuance of common stock. The rights and preferences of any such class or series of preferred stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties.

The following table lists our office locations, all of which are leased:

Geographic Location	Address	Description
Woburn, Massachusetts	100 Sylvan Rd, Suite G-700 Woburn, MA 01801	Professional office space
Woodbury, New York	150 Woodbury Road Woodbury, NY 11797	Professional office space
Rosemont, Illinois	5600 North River Rd, Suite 100 Rosemont, IL 60018	Professional office space
Atascadero, California	6225 Atascadero Ave Atascadero, CA 93422	Professional office space
Ontario, Canada	Perth Mews RO Perth, ON K7H 3A0 Canada	PO Box
Brussels, Belgium	Cours Saint Michel 30B 1040 Etterbeek Brussels, Belgium	Professional office space

Professional office space is of varying size, ranging up to approximately 3,600 square feet.

Item 3.  Legal Proceedings.

From time to time, we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

Our common stock is currently traded on The NASDAQ Stock Market LLC, under the trading symbol “BLIN”.

Number of Shareholders

As of December 10, 2022, we had approximately 60 stockholders of record. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 6,000.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our common shareholders in the near future.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

There were no sales of unregistered or registered equity securities during the fiscal year ended September 30, 2022.

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

Overview

Bridgeline Digital is a marketing technology company that offers a suite of products that help companies grow online revenue and share information with customers, partners, and employees.

HawkSearch is a search, recommendation, and personalization application, built for marketers, merchandisers, and developers that enhances, normalizes, and enriches a customer's site search and browse experience. HawkSearch leverages advanced artificial intelligence, machine learning and industry-leading analyzers to deliver accurate results from federated data sources.

Celebros Search is a commerce-oriented site search product that provides Natural Language Processing with artificial intelligence to present relevant search results based on long-tail keyword searches in seven languages.

Woorank is a Search Engine Optimization (“SEO”) audit tool that generates an instant audit of the site’s technical, on-page, and off-page SEO.  Woorank’s clear, actionable insights help companies increase their search ranking, website traffic, audience engagement, conversion, and customer retention rates.

Our Unbound platform is a Digital Experience Platform that includes Web Content Management, eCommerce, eMarketing, Social Media management, and Web Analytics. The Unbound platform, combined with its professional services, assists customers in driving lead generation, increasing revenue, improving customer service and loyalty, enhancing employee knowledge, and reducing operational costs.

Our TruPresence product empowers large franchises, brand networks, and other multi-unit organizations to manage a large hierarchy of digital properties at scale.

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

All of our software is available through a cloud-based software as a service (“SaaS”) model. Additionally, Unbound and HawkSearch are available via a traditional perpetual licensing business model, in which the software resides on a dedicated infrastructure in either the customer’s facility, or manage-hosted by Bridgeline via a cloud-based hosted services model.

Sales and Marketing

Bridgeline employs a direct sales force, which focuses its efforts on selling to mid-sized and large companies. These companies are generally categorized in the following vertical markets:

●	Distributors and Wholesalers
●	Multi-Unit Franchises & Enterprises
●	Manufacturers
●	eCommerce Retailers
●	Industrial Distribution (Electrical, Plumbing, Building, Cleaning, Restaurant, Furniture Suppliers)
●	Health Services and Life Sciences
●	High Technology (software and hardware)
●	Credit Unions and Regional Banks
●	Associations and Foundations

Each of the Bridgeline companies goes to market through two main types of partnerships. The first partner category includes platforms such as Optimizely, BigCommerce, Adobe, Sitefinity and others. The Bridgeline software often embeds directly into these platforms through connectors and SDK solutions that Bridgeline develops in concert with each platform. The second category includes web-development agencies which typically have deep relationships with end-customers and have the technical expertise to implement the Bridgeline software solutions according to client needs, platform requirements, and industry standards.

Acquisitions

Bridgeline will continue to evaluate expanding its distribution of its suite of products and interactive development capabilities through acquisitions. We may make additional acquisitions in the foreseeable future. These potential acquisitions will be consistent with our growth strategy by providing Bridgeline with new geographical distribution opportunities, an expanded customer base, an expanded sales force and an expanded developer force. In addition, integrating acquired companies into our existing operations allows us to consolidate the finance, human resources, legal, marketing, and research and development of the acquired businesses with our own internal resources. This integration may reduce the aggregate of such expenses for the combined businesses and similarly improve operating results.

On March 1, 2021, the Company, pursuant to a Share Purchase Agreement (the “WooRank Purchase Agreement”), acquired all of the issued and outstanding shares of WooRank SRL (“WooRank”), an entity located in Belgium. The total purchase price of approximately $2.4 million consisted of (1) $285 thousand in cash paid at closing or in close proximity to closing, (2) $376 thousand of deferred cash payable in installments post-closing, (3) a $352 thousand seller note issued to one of the selling shareholders, and (4) amounts payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one year from the closing date of the acquisition. On the closing date, the Company issued 29,433 shares of its common stock, with an aggregate issuance date fair value of $99 thousand for a portion of the purchase price. The WooRank Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets and operational goals, to the selling shareholders.  The fair value of contingent consideration was $1.3 million on the acquisition date.

On May 28, 2021, the Company, pursuant to a Share Purchase Agreement (the “Hawk Purchase Agreement”), acquired all of the issued and outstanding shares of HawkSearch, Inc., an Illinois corporation (“HawkSearch”). The total purchase price of approximately $9.9 million consisted of (1) $4.8 million initial cash payment at closing, (2) an issuance of 1,500 shares of the Company’s newly designated Series D Preferred Stock with an aggregate issuance date fair value of $930 thousand, and (3) $2.0 million deferred cash (payable on or before December 31, 2021). The Hawk Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets, to the selling shareholders as an additional earn-out, payable in two installments, as amended and as follows: (i) the aggregate sum of $1,779 thousand which was paid on July 1, 2022; and (ii) the aggregate sum of $250 thousand, which was paid on October 3, 2022, as included within the Amendment to the Stock Purchase Agreement, dated June 15, 2022. The fair value of contingent consideration was $250 thousand on September 30, 2022, all of which was paid in October 2022

Customer Information

We currently have over 2,000 active customers. For the years ended September 30, 2022 and 2021, no customers exceeded 10% of the Company’s total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2022 (“fiscal 2022”) increased to $16.8 million from $13.3 million for the fiscal year ended September 30, 2021 (“fiscal 2021”). The loss from operations for fiscal 2022 was $1.9 million, compared with a loss from operations of $1.2 million for fiscal 2021. We had a net income for fiscal 2022 of $2.1 million, which included a gain of approximately $3.7 million as a result of the change in fair value of certain warrant liabilities, compared with a net loss of $6.7 million, which included a loss of approximately $5.9 million as a result of the change in fair value of certain warrant liabilities and a $1.2 million discrete benefit in taxes in fiscal 2021. Basic net income (loss) per share attributable to common shareholders for fiscal 2022 was $0.21 compared with the equivalent basic net loss per share attributable to common shareholders of ($1.47) for fiscal 2021. Diluted net income (loss) per share attributable to common shareholders for fiscal 2022 was $0.20 compared with the equivalent diluted net loss per share attributable to common shareholders of ($1.47) for fiscal 2021.

(in thousands)	Years Ended September 30,
			$	%
	2022	2021	Change	Change
Net Revenue
Digital engagement services	$3,259	$3,296	$(37)	(1)%
% of total net revenue	19%	25%
Subscription and perpetual licenses	13,560	9,963	3,597	36%
% of total net revenue	81%	75%
Total net revenue	16,819	13,259	3,560	27%

Cost of revenue
Digital engagement services	1,759	1,743	16	1%
% of digital engagement services revenue	54%	53%
Subscription and perpetual licenses	3,358	2,790	568	20%
% of subscription and perpetual revenue	25%	28%
Total cost of revenue	5,117	4,533	584	13%
Gross profit	11,702	8,726	2,976	34%
Gross profit margin	70%	66%

Operating expenses
Sales and marketing	5,232	2,726	2,506	92%
% of total revenue	31%	21%
General and administrative	3,387	2,359	1,028	44%
% of total revenue	20%	18%
Research and development	3,217	2,387	830	35%
% of total revenue	19%	18%
Depreciation and amortization	1,599	1,202	397	33%
% of total revenue	10%	9%
Restructuring and acquisition related expenses	164	1,235	(1,071)	(87)%
% of total revenue	1%	9%
Total operating expenses	13,599	9,909	3,690	37%

Loss from operations	(1,897)	(1,183)	(714)	(60)%
Change in fair value of contingent consideration, interest expense and other, net	417	(883)	1,300	147%
Government grant income	-	88	(88)	(100)%
Change in fair value of warrant liabilities	3,655	(5,885)	9,540	162%
Income (loss) before income taxes	2,175	(7,863)	10,038	128%
Provision for (benefit from) income taxes	30	(1,174)	1,204	103%

Net income/(loss)	$2,145	$(6,689)	$8,834	132%

Non-GAAP Measure:
Adjusted EBITDA	$196	$1,442	$(1,246)	(86)%

Revenue

Our revenue is derived from two sources: (i) digital engagement services and (ii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of implementation and retainer-related services. Total revenue from digital engagement services of $3.3 million in fiscal 2022 decreased 1% from $3.3 million in fiscal 2021. Digital engagement services revenue as a percentage of total revenue decreased to 19% in fiscal 2022 from 25% in fiscal 2021. The decreases compared to the prior period are attributable to the increase in subscription and perpetual licenses, including additional revenue related to business acquisitions during fiscal 2021.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses increased $3.6 million, or 36%, to $13.6 million in fiscal 2022 from $10.0 million in fiscal 2021. The increase compared to the prior period is primarily due to significant multi-year license renewals across our diverse portfolio of companies and the inclusion of a full year of revenue from the Company’s fiscal 2021 acquisitions compared to fiscal 2021, which only included revenues from the acquisition date to period end. Subscription and perpetual license revenue as a percentage of total revenue increased to 81% in fiscal 2022 from 75% in fiscal 2021. The increase as a percentage of total revenue is attributable to the increase in subscription licenses, including renewals and additional revenue related to the business acquisitions during fiscal 2021.

Cost of Revenue

Total cost of revenue for fiscal 2022 of $5.1 million increased $0.6 million, or 13%, from $4.5 million. The increase for fiscal 2022 compared to fiscal 2021 is primarily attributable to costs incurred related to the business acquisitions during fiscal 2021.

Cost of Digital Engagement Services

Cost of digital engagement services increased 1%, to $1.8 million in fiscal 2022 from $1.7 million in fiscal 2021. The increase in cost of digital engagement services in fiscal 2022 compared to fiscal 2021 is primarily due to personnel costs, including costs incurred related to the business acquisitions during fiscal 2021. The cost of total digital engagement services as a percentage of total digital engagement services revenue increased to 54% in fiscal 2022 from 53% in fiscal 2021. The increase as a percentage of revenues in fiscal 2022 compared to fiscal 2021 is primarily due to the overall decrease in digital engagement services revenue and costs incurred related to business acquisitions during fiscal 2021, as noted above.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses of $3.4 million in fiscal 2022 increased $0.6 million, or 20%, from $2.8 million in fiscal 2021. The increase in cost of subscription and perpetual licenses in fiscal 2022 compared to fiscal 2021 is primarily due to higher costs to operate our cloud-based hosting model with Amazon Web Services and additional personnel costs, including costs incurred related to the business acquisitions during fiscal 2021. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue decreased to 25% in fiscal 2022 from 28% in fiscal 2021. The decrease as a percentage of revenues is primarily due to the overall increases in subscription and perpetual license revenue.

Gross Profit

Gross profit of $11.7 million increased $3.0 million, or 34%, in fiscal 2022 to compared to $8.7 million for fiscal 2021. The gross profit margin increased to 70% for fiscal 2022 compared to 66% for fiscal 2021. The increase in the gross profit margin for fiscal 2022 compared to fiscal 2021 is primarily attributable to the increase in the proportion of license revenue, which is generally associated with higher margins, to digital engagement service revenue.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $5.2 million in fiscal 2022 increased $2.5 million, or 92%, from $2.7 million in fiscal 2021. Sales and marketing expense as a percentage of total revenue increased to 31% in fiscal 2022 compared to 21% in fiscal 2021. The increase compared to the prior period is primarily attributable to higher personnel costs and additional sales and marketing costs, including such additional costs related to the business acquisitions during fiscal 2021.

General and Administrative Expenses

General and administrative expenses of $3.4 million in fiscal 2022 increased $1.0 million, or 44%, from $2.4 million in fiscal 2021. General and administrative expense as a percentage of revenue increased to 20% in fiscal 2022 compared to 18% in fiscal 2021. These increases are primarily due to additional costs related to the business acquisitions during fiscal 2021.

Research and Development

Research and development expense of $3.2 million in fiscal 2022 increased $0.8 million, or 35%, from $2.4 million in fiscal 2021. Research and development expense as a percentage of total revenue increased to 19% in fiscal 2022 compared to 18% for fiscal 2021. These increases compared to the prior period are primarily attributable to personnel and other additional costs related to the business acquisitions during fiscal 2021.

Depreciation and Amortization

Depreciation and amortization expense of $1.6 million in fiscal 2022 increased by $0.4 million, or 33%, from $1.2 million in fiscal 2021. Depreciation and amortization as a percentage of total revenue increased to 10% in fiscal 2022 compared to 9% in fiscal 2021. These increases are primarily due to amortization of intangible assets resulting from business acquisitions during fiscal 2021.

Loss from Operations

The loss from operations was $1.9 million for fiscal 2022 compared to a loss from operations of $1.2 million for fiscal 2021, an increase of $0.7 million or 60%.

Change in fair value of contingent consideration, interest expense and other, net; Government grant income; Change in fair value of warrant liabilities

The Company recognized a gain related to the change in fair value of warrant liabilities of $3.7 million, for the year ended September 30, 2022 and a loss related to the change in fair value of warrant liabilities of $5.9 million for the year ended September 30, 2021, respectively.

During the year ended September 30, 2021, the Company recognized government grant income of $88 thousand associated with proceeds received under the PPP deemed probable to be forgiven based on the actual expenditures for qualified expenses during the period. As of the first quarter of fiscal 2021, the Company expended all loan proceeds on qualified expenses incurred during the period. The Company applied for full PPP loan forgiveness on March 29, 2021 and received approval from the U.S. Small Business Administration’s (the “SBA”) in August 2021. During the first quarter of fiscal 2021, the remaining loan proceeds were expended on qualified expenses and as a result, the Company recognized $88 thousand of government grant income.

During the years ended September 30, 2022 and 2021, change in fair value of contingent consideration, interest expense and other, net, was $0.4 million of gain in fiscal 2022 compared to a loss of $0.9 million in fiscal 2021, and included non-recurring non-operating costs.

Provision for Income Taxes

The provision for (benefit from) income taxes was $30 thousand for fiscal 2022 and ($1.2) million for fiscal 2021, respectively. Income tax expense consists of estimated liability for federal and state income taxes owed by the Company.  Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company maintains a valuation allowance against its net deferred tax assets. As of September 30, 2022 and 2021, the Company had a valuation allowance on its net deferred tax assets of $10.5 million and $10.1 million, respectively.

The Federal NOL carryforward is approximately $27.8 million as of September 30, 2022 of which $21.9 million is subject to the 20-year carryforward and expire on various dates through 2039. The remaining federal NOL carryforward of $5.9 million is indefinite. Net operating losses incurred after December 31, 2017 carry forward indefinitely. Internal Revenue Code Section 382 places certain limitations on the amount of taxable income that can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation on utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards. The Company also has approximately $46.8 million in state NOLs which expire on various dates through 2041.

The acquisition of HawkSearch during the third quarter of fiscal 2021 resulted in the recognition of deferred tax liabilities of approximately $1.2 million related to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its net deferred tax assets. The deferred tax liabilities generated from the business combination netted against the Company’s pre-existing deferred tax assets. Consequently, the impact of such resulted in the release of $1.2 million of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit recognized during fiscal 2021.

Adjusted EBITDA

We also measure our performance based on a non-GAAP (“Generally Accepted Accounting Principles”) measurement of earnings before interest, taxes, depreciation, amortization, stock-based compensation expense, impairment of goodwill and intangible assets, non-cash warrant related income/expense, other income and expenses, change in fair value of derivative instruments, change in fair value of contingent consideration, and restructuring and acquisition related charges (“Adjusted EBITDA”).

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

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA:

	Years Ended September 30,
	2022	2021
Net income (loss)	$2,145	$(6,689)
Provision for income tax	30	(1,174)
Change in fair value of contingent consideration, interest expense and other, net	(417)	883
Government grant income	-	(88)
Change in fair value of warrants	(3,655)	5,885
Amortization of intangible assets	1,487	1,130
Depreciation and other amortization	121	72
Restructuring and acquisition related charges	164	1,235
Stock-based compensation	321	188
Adjusted EBITDA	$196	$1,442

Adjusted EBITDA decreased year over year, which is primarily attributable to additional costs related to the business acquisitions during fiscal 2021 as well as additional sales and marketing spend.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $0.1 million during fiscal 2022 compared to $1.0 million during fiscal 2021.  The change in cash used in operating activities compared to the prior period was primarily due to an increase in net earnings partially offset by changes in non-cash items, including changes in fair value of warrant liabilities, and changes to accounts payable and accrued liabilities as well as deferred revenue.

Investing Activities

Cash used in investing activities was $0.2 million during fiscal 2022 compared to cash used in investing activities of $4.5 million during fiscal 2021. Cash used in investing activities during fiscal 2022 related primarily to software development capitalized costs and purchases of property and equipment. Cash used in investing activities during fiscal 2021 was primarily related to net cash paid for the purchase of businesses during the second and third fiscal quarters of 2021.

Financing Activities

Cash used in financing activities was $5.5 million during fiscal 2022 compared with cash provided of $13.5 million during fiscal 2021. Cash used in financing activities during fiscal 2022 was primarily related to deferred purchase price and contingent consideration payments related to acquisitions completed during fiscal 2021. Cash provided by financing activities during fiscal 2021, was primarily attributable to cash proceeds of approximately $14.3 million related to the issuance of common stock, Series D Convertible Preferred Stock and stock options and warrant exercises partially offset by re-payments of contingent consideration and long-term debt assumed in connection with the acquisition of a business.

Capital Resources and Liquidity Outlook

In connection with an acquisition of a business completed during the 2021 fiscal year third quarter (HawkSearch), the Company recognized a contingent consideration obligation with a current carrying value of $0.3 million as of September 30, 2022, all of which was paid in October 2022.

In connection with an acquisition of a business completed during the 2021 fiscal year second quarter (WooRank), the Company assumed the outstanding long-term debt obligations of which approximately $1.0 million remains outstanding at September 30, 2022, with $0.4 million payable over the next twelve months.

The Company has historically incurred operating losses and used cash on hand and from financing activities to fund operations as well as develop new products. The Company believes that future revenues and cash flows will supplement its working capital and it has an appropriate cost structure to support future revenue growth.

The Company may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof.  Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-262764), which was initially filed with the Securities and Exchange Commission on February 16, 2022 and declared effective on March 4, 2022 (the “Shelf Registration”).  A complete description of the types of securities that the Company may sell is described in the Preliminary Prospectus contained in the Shelf Registration.   As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration.  There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us.  Further, our ability to offer or sell such securities may be limited by rules of the NASDAQ Capital Market.

Off-Balance Sheet Arrangements

At this time, the Company does not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, other than our operating leases.

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases and subleases is $0.6 million of which $0.2 million is expected in the next twelve months. Debt payments on the Company’s various debt obligations total $1.0 million of which $0.4 million is expected to be paid in the next twelve months. In connection with an acquisition of a business completed in the Company’s 2021 fiscal year, contingent consideration obligations total $0.3 million, which was paid in October 2022.

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

The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

1.	Identify the customer contract;
2.	Identify performance obligations that are distinct;
3.	Determine the transaction price;
4.	Allocate the transaction price to the distinct performance obligations; and
5.	Recognize revenue as the performance obligations are satisfied.

1.	Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability and consideration is probable.

2.	Identify performance obligations that are distinct

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

3.	Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.

4.	Allocate the transaction price to distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. The Company determines the SSP of its goods and services based upon the historical average sales prices for each type of software license and professional services sold.

5.	Recognize revenue as the performance obligations are satisfied

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

Accounting for Business Combinations

The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows and discounts rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through general and administrative expense on the consolidated statements of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability each reporting period and recognizes changes in the fair value through income (loss) before income taxes within the consolidated statements of operations.

Accounting for Stock-Based Compensation

At September 30, 2022, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 12 of these consolidated financial statements.

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Topic of the Codification.  Share-based payments (to the extent they are compensatory) are recognized in our consolidated statements of operations based on their fair values.

We recognize stock-based compensation expense for share-based payments issued that are expected to vest on a straight-line basis over the service period of the award, which is generally three years.  In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rate and reduce the expense over the recognition period. Estimated forfeiture rates are updated for actual forfeitures quarterly.  We also consider, each quarter, whether there have been any significant changes in facts and circumstances that would affect our forfeiture rate.  Although we estimate forfeitures based on historical experience, actual forfeitures in the future may differ.  In addition, to the extent our actual forfeitures are different than our estimates, we recognize a true-up for the difference in the period that the awards vest, and such true-ups could materially affect our operating results.

We estimate the fair value of stock options using the Black-Scholes-Merton option valuation model.  The fair value of an award is affected by our stock price on the date of grant as well as other assumptions, including the estimated volatility of our stock price over the term of the awards and the estimated period of time that we expect employees to hold their stock options.  The risk-free interest rate assumption we use is based upon United States Treasury interest rates appropriate for the expected life of the awards.  We use the historical volatility of our publicly traded options in order to estimate future stock price trends.  In order to determine the estimated period of time that we expect employees to hold their stock options, we use historical trends of employee turnovers.  Our expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The aforementioned inputs entered into the option valuation model we use to fair value our stock awards are subjective estimates and changes to these estimates will cause the fair value of our stock awards and related stock-based compensation expense we recognize to vary.

We recognize deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Bridgeline Digital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Bridgeline Digital, Inc. and Subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Warrant Liabilities

As described in Note 5 to the consolidated financial statements, the Company classifies warrants on its Series A, C and D convertible preferred stock as liabilities that are subject to re-measurement on a quarterly basis. Management, with the assistance of an independent valuation expert, estimates the fair value of the warrant liabilities using the Monte Carlo option-pricing model, which takes into consideration the volatilities of the Company and comparable public companies.

Given the determination of the fair value of warrant liabilities requires management to make significant estimates and assumptions regarding the relevant valuation calculations, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having the expertise in the valuation of financial instruments.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●	evaluating management’s assessment and accounting analysis as to the classification of warrant liabilities.
●	obtaining third party valuation reports to gain an understanding of management’s key assumptions used in determining the fair value of warrant liabilities.
●

with the assistance of our valuation specialists, evaluating the methodologies and key assumptions used by management to assess the Company’s fair value of warrant liabilities, including assessing the reasonableness of the source information underlying the valuation assumptions.

●	performing independent shadow calculations to test the reasonableness of the fair values for warrant liabilities concluded on by the Company’s specialist
●	assess the appropriateness of the disclosures in the consolidated financial statements.

/s/ PKF O'Connor Davies, LLP

New York, New York

December 20, 2022

We have served as the Company’s auditor since 2021.

PCAOB ID No. 127

BRIDGELINE DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,856	$8,852
Accounts receivable, net	1,182	1,370
Prepaid expenses and other current assets	242	196
Total current assets	4,280	10,418
Property and equipment, net	268	252
Operating lease assets	589	481
Intangible assets, net	6,268	7,755
Goodwill	15,985	15,985
Other assets	123	76
Total assets	$27,513	$34,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$429	$732
Current portion of operating lease liabilities	199	161
Accounts payable	972	974
Accrued liabilities	995	908
Purchase price and contingent consideration payable, current portion (Note 17)	250	3,463
Deferred revenue	1,943	2,097
Total current liabilities	4,788	8,335

Long-term debt, net of current portion (Note 10)	588	1,197
Operating lease liabilities, net of current portion	390	320
Purchase price and contingent consideration payable, net of current portion (Note 17)	-	2,360
Warrant liabilities	749	4,404
Other long-term liabilities	646	774
Total liabilities	7,161	17,390

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at September 30, 2022 and 2021	-	-
Series D Convertible Preferred stock: 4,200 shares authorized; no shares issued and outstanding at September 30, 2022 and 2021	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,417,609 shares at September 30, 2022 and 10,187,128 shares at September 30, 2021, issued and outstanding	10	10
Additional paid-in capital	100,704	100,207
Accumulated deficit	(80,142)	(82,287)
Accumulated other comprehensive loss	(220)	(353)
Total stockholders’ equity	20,352	17,577
Total liabilities and stockholders’ equity	$27,513	$34,967

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended September 30,
	2022	2021
Net revenue:
Digital engagement services	$3,259	$3,296
Subscription and perpetual licenses	13,560	9,963
Total net revenue	16,819	13,259

Cost of revenue:
Digital engagement services	1,759	1,743
Subscription and perpetual licenses	3,358	2,790
Total cost of revenue	5,117	4,533
Gross profit	11,702	8,726

Operating expenses:
Sales and marketing	5,232	2,726
General and administrative	3,387	2,359
Research and development	3,217	2,387
Depreciation and amortization	1,599	1,202
Restructuring and acquisition related expenses	164	1,235
Total operating expenses	13,599	9,909

Loss from operations	(1,897)	(1,183)
Change in fair value of contingent consideration, interest expense and other, net	417	(883)
Government grant income (Note 10)	-	88
Change in fair value of warrant liabilities	3,655	(5,885)
Income (loss) before income taxes	2,175	(7,863)
Provision for (benefit from) income taxes	30	(1,174)

Net income (loss)	2,145	(6,689)
Deemed dividend on convertible preferred stock (Note 12)	-	(2,015)
Net loss attributable to common shareholders	$2,145	$(8,704)

Net income (loss) per share attributable to common shareholders:
Basic	$0.21	$(1.47)
Diluted	$0.20	$(1.47)
Number of weighted average shares outstanding:
Basic	10,232,862	5,935,981
Diluted	10,366,907	5,935,981

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

	Years Ended September 30,
	2022	2021
Net income (loss)	$2,145	$(6,689)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	133	28
Comprehensive income (loss)	2,278	(6,661)
Deemed dividend on convertible preferred stock (Note 12)	-	(2,015)
Comprehensive loss attributable to common shareholders	$2,278	$(8,676)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2020	350	$-	4,420,170	$4	$78,316	$(73,583)	$(381)	$4,356
Stock-based compensation expense	-	-	-	-	607	-	-	607
Deemed dividend on beneficial conversion feature (Note 12)	-	-	-	-	2,015	(2,015)	-	-
Issuance of common stock – stock options exercised	-	-	27,333	-	39	-	-	39
Issuance of common stock – warrants exercised	-	-	1,928,086	3	12,371	-	-	12,374
Issuance of common stock, net of offering costs	-	-	1,940,000	2	4,453	-	-	4,455
Issuance of stock in connection with acquisition of a business	-	-	29,433	-	99	-	-	99
Issuance of Series D convertible preferred stock, net of offering costs	2,700	-	-	-	1,377	-	-	1,377
Issuance of Series D convertible preferred in connection with acquisition of business	1,500	-	-	-	930	-	-	930
Series D convertible preferred stock conversion to common	(4,200)	-	1,842,106	1	-	-	-	1
Net loss	-	-	-	-	-	(6,689)	-	(6,689)
Foreign currency translation	-	-	-	-	-	-	28	28
Balance at September 30, 2021	350	$-	10,187,128	$10	$100,207	$(82,287)	$(353)	$17,577
Stock-based compensation expense	-	-	-	-	478	-	-	478
Issuance of common stock – stock options exercised	-	-	13,333	-	19	-	-	19
Issuance of common stock – warrants exercised	-	-	17,148	-	-	-	-	-
Issuance of restricted common stock	-	-	200,000	-	-	-	-	-
Net income	-	-	-	-	-	2,145	-	2,145
Foreign currency translation	-	-	-	-	-	-	133	133
Balance at September 30, 2022	350	$-	10,417,609	$10	$100,704	$(80,142)	$(220)	$20,352

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,145	$(6,689)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	1,487	1,130
Depreciation and other amortization	121	72
Change in fair value of contingent consideration	(631)	170
Change in fair value of warrant liabilities	(3,655)	5,885
Stock-based compensation	478	607
Deferred income taxes	(45)	(1,196)
Government grant income (Note 10)	-	(88)
Changes in operating assets and liabilities
Accounts receivable	159	36
Prepaid expenses and other current assets and other assets	(20)	248
Accounts payable and accrued liabilities	87	(920)
Deferred revenue	(223)	(613)
Other liabilities	(37)	369
Total adjustments	(2,279)	5,700
Net cash used in operating activities	(134)	(989)
Cash flows from investing activities:
Software development capitalization costs	(78)	(30)
Purchase of property and equipment	(117)	(79)
Purchase of business, net of cash acquired	-	(4,408)
Net cash used in investing activities	(195)	(4,517)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	4,626
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	-	2,526
Proceeds from stock option and warrant exercises	19	7,127
Payments of contingent consideration and deferred cash payable	(4,891)	(203)
Payments of long-term debt	(611)	(603)
Net cash (used in) provided by financing activities	(5,483)	13,473
Effect of exchange rate changes on cash and cash equivalents	(184)	24
Net increase (decrease) in cash and cash equivalents	(5,996)	7,991
Cash and cash equivalents at beginning of year	8,852	861
Cash and cash equivalents at end of year	$2,856	$8,852
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$38	$7
Income taxes	$31	$-
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	$282	$-
Consideration paid in stock in connection with acquisition of businesses	$-	$1,029
Offering costs settled by issuance of liability classified warrants	$-	$289
Deemed dividend on convertible preferred stock (Note 12)	$-	$2,015

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.   Description of Business

Overview

Bridgeline Digital is a marketing technology company that offers a suite of products that help companies grow online revenue by driving more traffic to their websites, converting more visitors to purchasers, and increasing average order value.

HawkSearch is a site search, recommendation, and personalization application, built for marketers, merchandisers, and developers to enhance, normalize, and enrich an online customer's content search and product discovery experience. HawkSearch leverages advanced artificial intelligence, machine learning and industry-leading merchandising features to deliver accurate and highly relevant results and recommendations derived from multiple data sources.

Celebros Search is a commerce-oriented site search product that provides Natural Language Processing with artificial intelligence to present relevant search results based on long-tail keyword searches with support for multiple languages.

Woorank is a Search Engine Optimization (“SEO”) audit tool that generates an instant performance audit of the site’s technical, on-page, and off-page SEO.  Woorank’s clear, actionable insights help companies increase their search engine ranking, while boosting website traffic, audience engagement, conversion, and customer retention rates.

Our Unbound platform is a Digital Experience Platform that includes Web Content Management, eCommerce, Digital Marketing, and Web Analytics. The Unbound platform, combined with its professional services, assists customers in powering engaging digital experiences that drive lead generation, increase revenue, improve customer service and loyalty, enhance employee knowledge, and reduce operational costs.

The TruPresence product empowers large franchises, brand networks, and other multi-unit organizations to manage a large hierarchy of digital properties at scale. TruPresence provides centralized and distributed management of content and products from parent sites down to multiple child sites for consistency in branding and messaging, while also enabling regional / local site owners to manage the local messaging, products and promotions specific to their local market.

OrchestraCMS is the only content and digital experience platform built 100% native on Salesforce and helps customers create websites and intranets for their customers, partners, and employees. The software uniquely combines content with business data, processes and applications across any channel or device, including Salesforce Communities, social media, portals, intranets, websites, applications and services.

All of Bridgeline’s software is available through a cloud-based Software as a Service (“SaaS”) model, whose flexible architecture provides customers hosting and support. Additionally, Unbound and HawkSearch have the option to be available via a traditional perpetual licensing business model, in which the software can reside on a dedicated infrastructure either on premise at the customer’s facility, or manage-hosted by Bridgeline via a cloud-based, dedicated hosted services model.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate office is located in Woburn, Massachusetts.  The Company maintains regional field offices serving the following geographical locations: Woodbury, New York; Rosemont, Illinois; Atascadero, California; Ontario, Canada; and Brussels, Belgium.

The Company has four wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd., located in Bangalore, India; Bridgeline Digital Canada, Inc., located in Ontario, Canada; Hawk Search Inc. located in Rosemont, Illinois and Bridgeline Digital Belgium BV, located in Brussels, Belgium.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

1.	Identify the customer contract;
2.	Identify performance obligations that are distinct;
3.	Determine the transaction price;
4.	Allocate the transaction price to the distinct performance obligations; and
5.	Recognize revenue as the performance obligations are satisfied.

1.	Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability and consideration is probable.

2.	Identify performance obligations that are distinct

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

3.	Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.

4.	Allocate the transaction price to distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. The Company determines the SSP of its goods and services based upon the historical average sales prices for each type of software license and professional services sold.

5.	Recognize revenue as the performance obligations are satisfied

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

Disaggregation of Revenue

The Company provides disaggregation of revenue based on geography and product groupings (see Note 15) as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Property and Equipment

The components of property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets (three to five years). Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the lease term.  Repairs and maintenance costs are expensed as incurred.

Internal-Use Software

Costs incurred in the preliminary stages of development were expensed as incurred.  Once an application had reached the development stage, internal and external costs, if direct and incremental, were capitalized until the software was substantially complete and ready for its intended use. Capitalization ceased upon completion of all substantial testing. The Company also capitalized costs related to specific upgrades and enhancements when it was probable that the expenditures would result in additional functionality.  Capitalized costs were recognized as part of equipment and improvements. Training costs were expensed as incurred.  Internal use software was amortized on a straight-line basis over its estimated useful life, generally three years.

Implementation costs incurred in cloud-computing arrangements that are a service contract are capitalized and amortized over the life of the arrangement.

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

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements.  The Company incurred development costs of $0.1 million during fiscal 2022 and none in fiscal 2021.

Intangible Assets

All intangible assets have finite lives and are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method as follows:

Description	Estimated Useful Life (in years)
Technology	3	-	5
Customer related	3	-	10
Domain and trade names	1	-	15

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined. If such fair value is less than the current carrying value, the asset is written down to the estimated fair value. There were no impairments of goodwill or long-lived assets in fiscal 2022 or 2021.

Business Combinations

The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows and discounts rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through acquisition related expenses on the consolidated statements of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability each reporting period and recognizes changes in the fair value through income (loss) before income taxes within the consolidated statements of operations.

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment in which it operates or the reporting currency of the Company, the U.S. dollar.  The Company has determined that the functional currency of its foreign subsidiaries are the local currencies of their respective jurisdictions.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Equity accounts are translated at historical rates, except for the change in retained earnings as a result of the income statement translation process. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recognized as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net gains (losses) for fiscal 2022 and 2021 were $133 and $28, respectively.  Transaction gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Common Stock Purchase Warrants

The Company estimated the fair value of common stock warrants issued to non-employees using a binomial options pricing model. The Company evaluates common stock warrants as they are issued to determine whether they should be classified as an equity instrument or a liability. Those warrants that are classified as a liability are carried at fair value at each reporting period, with changes in their fair value recognized in change in fair value of warrant liabilities in the consolidated statements of operations.

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $459 and $286 for fiscal 2022 and 2021, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan allowing all full-time employees who meet prescribed service requirements to participate. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2022 or fiscal 2021.

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

Net Income (Loss) Per Share

The Company presents basic and diluted income (loss) per share information for its common stock. The Series D Preferred Stock was considered participating securities, as the security may participate in undistributed earnings with common stock. The holders of the Series D Preferred Stock are entitled to share in dividends, on an as-converted basis, if the holders of common stock were to receive dividends, other than dividends in the form of common stock. The Company is required to use the two-class method when computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Securities are deemed not to be participating in losses if there is no obligation to fund such losses. The Series D Preferred Stock does not participate in losses, and as a result, the Company does not allocate losses to these securities in periods of loss. Diluted earnings per share for the common stock is computed using the more dilutive of the two-class method or the “if-converted” and treasury stock methods. During the fourth quarter of fiscal 2021, all Series D Preferred Stock were converted to common shares with no remaining Series D Preferred Stock outstanding at September 30, 2022 or 2021.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted net income (loss) per share attributable to common shareholders is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible preferred stock using the as-if-converted method.  The computation of diluted earnings per share does not include the effect of outstanding stock options, warrants and convertible preferred stock that are considered anti-dilutive.

Recently Issued Accounting Pronouncements Not Yet Effective

Debt—Debt with Conversion and Other Options

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) (“ASU 2020-06”). The ASU 2020-06 simplifies the accounting for convertible instruments and application of the equity classification guidance and made certain disclosure amendments. In addition, this ASU also amends certain aspects of the earnings per share (“EPS”) guidance. ASU 2020-06 is effective for financial reporting periods beginning after December 15, 2021, except smaller reporting companies for which this ASU is effective for financial reporting periods beginning after December 15, 2023. Early adoption is permitted, and an entity should adopt this ASU as of the beginning of its annual fiscal year. The Company elected to early adopt ASU 2020-06 as of the first day of the fiscal year ending September 30, 2023, using the modified retrospective approach. Based on an evaluation performed, the Company determined that the adoption of ASU 2020-06 will not have any impact on its accumulated deficit as of October 1, 2022 or any other components of the balance sheet. The Company does not expect that the adoption of ASU 2020-06 to have a material impact on its earnings per share.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3. Accounts Receivable

Accounts receivable consist of the following:

	As of September 30,
	2022	2021
Accounts receivable	$1,332	$1,403
Allowance for doubtful accounts	(150)	(33)
Accounts receivable, net	$1,182	$1,370

As of and for the year ended September 30, 2022, no customers exceeded 10% of accounts receivable and no customers exceeded 10% of the Company’s total revenues. As of and for the year ended September 30, 2021, two customers represented approximately 13%, and 10% of accounts receivable and no customers exceeded 10% of the Company’s total revenues.

4. Property and equipment

Property and equipment consist of the following:

	As of September 30,
	2022	2021
Furniture and fixtures	$166	$98
Purchased software	18	18
Computer equipment	195	150
Leasehold improvements	202	197
Total cost	581	463
Less accumulated depreciation and amortization	(313)	(211)
Property and equipment, net	$268	$252

Depreciation and amortization on the above assets were $102 and $72 in fiscal 2022 and 2021, respectively.

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

The carrying value of the Company’s accounts receivable and accounts payable approximate their fair value due to their short-term nature. As of September 30, 2022 and 2021, the aggregate fair values of long-term debts were $0.9 million and $1.7 million, respectively, with an aggregate carrying value of $1.0 million and $1.9 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 26.6% - 64.3% and 55.3%, respectively, as of September 30, 2022, and 28.8% - 66.2% and 55.8%, respectively, as of September 30, 2021. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of September 30, 2022			As of September 30, 2021			At Inception
	Montage Capital	Series C Preferred	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred	Series D Preferred
Volatility	82.0%	83.9%	84.7%	88.7%	83.9%	85.7%	86.3%
Risk-free rate	4.20%	4.20%	4.10%	0.80%	0.50%	1.00%	0.90%
Stock price	$1.31	$1.31	$1.31	$4.11	$4.11	$4.11	$2.50

The Company recognized a gain of $3,655 and a loss of ($5,885) for the years ended September 30, 2022 and 2021, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price and the risk-free rate, to the Monte Carlo option-pricing model.

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

The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company uses a simulation-based model to estimate the fair value of contingent consideration on the acquisition date and at each reporting period. The simulation model uses certain inputs and assumptions, including revenue projections, an estimate of revenue discount and volatility rate based on comparable public companies’ data, and risk-free rate. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability limited to the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period and the amount paid will be recognized in earnings. The significant inputs and assumptions utilized were as follows:

	At September 30, 2021	At Acquisition
Revenue discount rate	3.5%	5.0%
Revenue volatility	11.0%	20.3%
Discount rate	10.5%	8.8%

The fair value of contingent consideration was $250 thousand on September 30, 2022, all of which was paid in October 2022.

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2022 and 2021, are as follows:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities:
Montage	$-	$-	$12	$12
Series A and C	-	-	234	234
Series D	-	-	503	503
Total warrant liabilities	-	-	749	749
Contingent consideration obligations	-	-	250	250
Total Liabilities	$-	$-	$999	$999

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities:
Montage	$-	$-	$13	$13
Series A and C	-	-	2,026	2,026
Series D	-	-	2,365	2,365
Total warrant liabilities			4,404	4,404
Contingent consideration obligations	-	-	3,649	3,649
Total Liabilities	$-	$-	$8,053	$8,053

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

	Contingent Consideration Obligations	Warrant Liabilities
Balance at beginning of period, October 1, 2020	$-	$2,486
Additions	3,479	1,319
Exercises	-	(5,286)
Adjustment to fair value	170	5,885
Balance at end of period, September 30, 2021	$3,649	$4,404
Additions	-	-
Exercises or payments	(2,768)	-
Adjustment to fair value	(631)	(3,655)
Balance at end of period, September 30, 2022	$250	749

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

Annual tests were performed at September 30, 2022 and 2021. Management performed a qualitative assessment that did not result in any impairment indicators at September 30, 2022 and 2021. Impairment charges are reflected as a reduction in goodwill in the Company’s consolidated balance sheets and an expense in the Company’s consolidated statements of operations.

Changes in the carrying value of goodwill are as follows:

	As of September 30,
	2022	2021
Balance at beginning of period	$15,985	$5,557
Acquisitions	-	10,428
Balance at end of period	$15,985	$15,985

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

7.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of September 30,
	2022	2021
Domain and trade names	$682	$732
Customer related	4,522	5,465
Technology	1,064	1,558
Intangible, assets net	$6,268	$7,755

Total amortization expense related to intangible assets was $1,487 and $1,130 for the years ended September 30, 2022 and 2021, respectively, and is reflected in Operating expenses on the consolidated statements of operations. The estimated amortization expense for fiscal years 2023, 2024, 2025, 2026, 2027 and thereafter is $1,373, $1,004, $723, $667, $554 and $1,947, respectively.

8.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30,
	2022	2021
Compensation and benefits	$477	$541
Professional fees	186	81
Taxes	98	84
Other	234	202
Accrued liabilities	$995	$908

9.   Restructuring and Acquisition Related Expenses

In connection with the acquisition of businesses completed during fiscal 2021 (see Note 17), the Company incurred restructuring and acquisition related expenses of $0.2 million and $1.2 million during the year ended September 30, 2022 and 2021, which are included in Restructuring and acquisition related expenses in the consolidated statements of operations.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

10.   Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders (see Note 17). The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consists as follows:

	As of September 30,
	2022	2021
Vendor loan payable (“Vendor loan”), accruing interest at 3.0% per annum. Principal and interest are payable in one remaining installment in March 2023.	$292	$718
Term loan payable, accruing interest at fixed rates ranging between 0.99% to 1.5% per annum, payable in monthly or quarterly payments of interest and principal and matures in October 2022.	44	362
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	389	466
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures in September 2025.	292	383
Total debt	1,017	1,929
Less current portion:	(429)	(732)
Long-term debt, net of current portion	$588	$1,197

At September 30, 2022, future maturities of long-term debt are as follows:

Fiscal year:
2023	$429
2024	188
2025	188
2026	71
2027	73
Thereafter	68
Total debt	$1,017

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

11.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the years ended September 30, 2022 and 2021, the Company was also a lessee/sublessor for certain office locations.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The components of net lease costs were as follows:

	As of September 30,
	2022	2021
Operating lease cost	$153	$115
Variable lease cost	55	55
Less: Sublease income, net	(101)	(101)
Total	$107	$69

Cash paid for amounts included in the measurement of lease liabilities was $108 and $225 for the years ended September 30, 2022 and 2021, respectively, all of which represents operating cash flows from operating leases. As of September 30, 2022 and 2021, the weighted average remaining lease term was 3.4 and 3.3 years, respectively, and the weighted average discount rate was 7.0% for both periods.

At September 30, 2022, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year, which have commenced, were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2023	$233	$101	$132
2024	177	34	143
2025	151	-	151
2026	72	-	72
2027	61	-	61
Thereafter	11	-	11
Total lease commitments	705	$135	$570
Less: Amount representing interest	(116)
Present value of lease liabilities	589
Less: Current portion	(199)
Operating lease liabilities, net of current portion	$390

In fiscal 2022 the Company entered into a lease which ends in January 2028 for office space in Rosemont, IL.  Total rental payments over the full term will be $0.4 million.  There is an option, at the Company’s election, to terminate the lease early in August 2025. If the early termination option were to be executed, the total rent payments would be $0.2 million, plus a $0.1 million termination fee. As of September 30, 2022, the Company had no lease commitments that extend past fiscal 2029.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

At September 30, 2021, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2022	$185	$101	$84
2023	173	101	72
2024	116	34	82
2025	69	-	69
2026	7	-	7
Total lease commitments	$550	$236	$314
Less: Amount representing interest	(69)
Present value of lease liabilities	481
Less: Current portion	(161)
Operating lease liabilities, net of current portion	$320

12.   Stockholders’ Equity

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

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10 and (ii) divided by the conversion price in effect at the time of conversion. As of September 30, 2022 and 2021, the Company had no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 5,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The shares of Series B Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series B Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. As of September 30, 2022 and 2021, the Company had no shares of Series B Preferred Stock outstanding.

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The shares of Series C Preferred Stock may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. Series C Preferred Stock vote on an as-converted basis along with shares of the Company’s common stock, are not entitled to receive dividends, unless specifically declared by our Board of Directors, and in the event of any liquidation, dissolution or winding up of the Company the holders of Series C Preferred Stock are entitled to receive in preference to the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any other stock, the amount equal to the stated value per share of Series C Preferred Stock. The Company may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of September 30, 2022 and 2021, the Company had 350 shares of Series C Preferred Stock outstanding, which were convertible into an aggregate of 38,889 shares of the Company’s common stock.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s common stock is listed on the NASDAQ Capital Market, and, as such, it is subject to the applicable rules of the Nasdaq Stock Market LLC, including Nasdaq Listing Rule 5635(a), which requires stockholder approval in connection with the acquisition of another company (see Note 17) if the Nasdaq-listed company will issue 20% or more of its common stock. For purposes of Nasdaq Listing Rule 5635(a), the issuance of any common stock in the Acquisition (see Note 17) and the May 2021 Offerings would be aggregated together. Thus, to permit the issuance of common stock upon conversion of the Series D Preferred Stock and upon exercise of the warrants issued in the Private Placement, the Company had to obtain stockholder approval of these issuances. Upon issuance, the Company had determined that such prohibition did not represent an inability for the Company to satisfy its obligation to deliver shares upon conversion, as the holders’ conversion option itself was contingent upon Stockholder Approval. On September 16, 2021, the Company obtained Stockholder Approval. The Company determined that the Series D Preferred Stock should be classified as permanent equity.

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

The Series D Preferred Stock issued contained a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is deemed beneficial to the investor, that is, in-the-money, at inception, as the conversion option has an effective conversion price that is less than the market price of the underlying stock at the commitment date. An embedded beneficial conversion feature is required to be recognized separately by allocating a portion of the proceeds equal to the intrinsic value, at the commitment date, of the feature to additional paid-in capital. As discussed below, the May 2021 Offerings cash proceeds allocated to the Series D Preferred Stock based on its relative fair value resulted in an effective conversion price of $1.41, which was below the commitment date fair value of the underlying shares of common stock of $2.50, resulting in a beneficial conversion feature measured at $1.3 million. As discussed in Note 17, upon the acquisition of HawkSearch during the third quarter of fiscal 2021, Series D Preferred Stock was issued as part of consideration transferred in which the intrinsic value of the embedded conversion feature was calculated at $724 as of the acquisition date.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

During the fourth quarter of fiscal 2021, the Company recognized the impact of the beneficial conversion feature upon Stockholder Approval, as the beneficial conversion feature became immediately exercisable, at the option of the holder. The Company recognized full accretion of the beneficial conversion feature as a deemed dividend of $2.0 million to the Series D Preferred Stock. Such deemed dividend was recognized as an increase to accumulated deficit and an increase to additional paid-in capital and was included as a component of net loss attributable to common stockholders. During the fourth quarter of fiscal 2021, all Series D Preferred Stock was converted to common shares with no remaining Series D Preferred Stock outstanding at September 30, 2022 and 2021.

As noted above, in connection with the May 2021 Offerings, the Company issued Series D Preferred Warrants and Placement Agents Warrants to purchase up to 592,106 and 179,536 shares of common stock, respectively. The Series D Preferred and Placement Agents Warrants (hereinafter referred to collectively as the “Series D Warrants”) are puttable at the option of the holder in the event of a Fundamental Transaction, as defined in the respective warrant agreements. The put feature requires the Company to pay holders an amount of cash equal to the Black-Scholes Value, as defined in the respective warrant agreements, of the remaining unexercised portion of the Series D Warrants on the date of consummation of such Fundamental Transaction. The Company determined that the Series D Warrants are required to be classified as liabilities measured at fair value at their issuance date and to be subsequently remeasured at fair value each reporting period, with changes in fair value recognized in period earnings (see Note 5).

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. As of September 30, 2022, there were 1,333 options outstanding under the Plan. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. At the annual meeting held on March 30, 2022, the Company’s stockholders voted to amend the 2016 Plan to increase the number of shares of the Company’s common stock available for issuance as awards granted under the Stock Incentive Plan to 1,650,000 shares. As of September 30, 2022, there were 1,356,594 options outstanding and 239,074 shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recognized in the consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the years ended September 30, 2022 and 2021, compensation expense related to share-based payments was as follows:

	Years ended September 30,
	2022	2021
Cost of revenue	$26	$25
Operating expenses	295	163
Change in fair value of contingent consideration, interest expense and other, net	157	419
Total	$478	$607

Change in fair value of contingent consideration, interest expense and other, net includes compensation expense related the fair value of fully-vested stock options granted in August 2021 and April 2022. During fiscal 2022 and 2021, 120,000 shares and 100,000 shares, respectively, were granted to directors, as more fully described below under the caption “Summary of Option and Warrant Activity and Outstanding Shares.”  As of September 30, 2022, the Company had approximately $0.9 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.14 years.

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

Series A and B and C Preferred Warrants - In March 2019, in connection with the issuance of the Company’s Series C Preferred Stock, the Company issued warrants to purchase the Company’s common stock. These warrants were designated as (i) Series A Warrants with an initial term of 5.5 years and an exercise price of $4.00; (ii) Series B Warrants, which expired unexercised during the Company’s 2021 fiscal year, with an initial term of 24 months and an exercise price of $4.00; and (iii) Series C Warrants with an initial term of 5.5 years and an exercise price of $0.05 (collectively, hereinafter referred to as the “Series C Preferred Warrants”). The Company also issued warrants with an exercise price of $4.00 to purchase shares of the Company’s common stock to the Placement Agents. The Company may not effect, and a holder will not be entitled to convert, the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of September 30, 2022, the number of shares issuable upon exercise of the (i) Series A Warrants were 872,625 shares; (ii) Series C Warrants were 13,738 shares; (iii) the Placement Agent Warrants issued in connection with the Series C Preferred Stock were 11,992 shares; and (iv) Investor Warrants were 41,621 shares.

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

The Company may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any May 2021 Offering Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of September 30, 2022, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

The Montage Warrants, Series A and C Preferred Warrants, the Placement Agent Warrants issued in connection with the Series C Preferred Stock, and the Series D Warrants were all determined to be derivative liabilities and are subject to remeasurement each reporting period (see Note 5).

During year ended September 30, 2022, 26,605 Placement Agent Warrants were exercised.

Total warrants outstanding as September 30, 2022, were as follows:

Type	Issue Date	Shares	Price	Expiration
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Investors	10/19/2018	3,120	$25.00	10/19/2023
Placement Agent	10/16/2018	10,000	$31.25	10/16/2023
Investors	3/12/2019	41,621	$4.00	10/19/2023
Investors	3/12/2019	872,625	$4.00	9/12/2024
Investors	3/12/2019	13,738	$0.05	9/12/2024
Placement Agent	3/12/2019	11,992	$4.00	9/12/2024
Placement Agent	2/4/2021	31,564	$3.88	2/04/2026
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	5/14/2021	179,536	$2.85	5/12/2026
Total		1,757,629

Warrant Issuances

The Company did not issue warrants to purchase common stock during the year ended September 30, 2022. During the year ended September 30, 2021, the Company issued warrants to purchase common stock as follows:

	2021
Issuances	Shares	Exercise Price
Placement Agent - public offering	58,169	$3.88
Investors - Series D	592,106	$2.51
Placement Agent	179,536	$2.85
Total issued in fiscal 2021	829,811

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Summary of Option and Warrant Activity and Outstanding Shares

During the year ended September 30, 2022, the Company, (i) issued 5,000 total options at an exercise price of $3.99, which vest ratably over a 3-year period, (ii) issued 120,000 total options to Board members at an exercise price of $1.85, which vested immediately upon issuance, (iii) issued 362,000 total options to its Chief Executive Officer at an exercise price of $1.85, which vest ratably over a 3-year period, (iv) issued 48,000 total options to employees at an exercise price of $1.27, which vest ratably over a 3-year period and (v) issued 200,000 total shares of restricted stock to its Chief Executive Officer at grant-date fair value of $1.29, based upon the closing price of the Company’s common stock on the grant date, which vest quarterly over a 3-year period. All such options granted expire ten years from date of grant.

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

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the year ended September 30, 2022 and 2021 are as follows:

	2022		2021
	Board	Non-Board	Board	Non-Board
Weighted-average fair value per share option	$1.30	$1.40	$3.99	$2.22
Expected life (in years)	5.0	6.0	5.0	6.0
Volatility	89.2%	95.0%	86.5%	85.3%
Risk-free interest rate	2.8%	2.8%	0.8%	1.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The expected option term is the number of years the Company estimates the options will be outstanding prior to exercise. Expected volatility is based on historical daily price changes of the Company’s common stock for a period equal to the expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The expected dividend yield is zero since the Company does not currently pay cash dividends on its common stock and does not anticipate doing so in the foreseeable future.

A summary of combined restricted stock, stock option and warrant activity is as follows:

	Restricted Stock	Stock Options		Stock Warrants
			Weighted Average		Weighted Average
	Awards	Awards	Exercise Price	Warrants	Exercise Price
Outstanding, October 1, 2021	-	611,004	$4.75	5,495,999	$4.54
Granted	-	240,200	4.35	829,811	-
Exercised	-	(40,998)	1.40	(1,976,387)	-
Forfeited	-	(59,754)	2.56	-	-
Expired	-	(220)	470.77	(2,560,678)	4.28
Outstanding, September 30, 2021	-	750,232	$4.84	1,788,745	$4.18
Granted	200,000	535,000	1.82	-	-
Exercised	-	(13,334)	1.40	(26,605)	3.88
Forfeited	-	(113,838)	3.69	-	-
Expired	-	(133)	937.88	(4,511)	218.89
Outstanding, September 30, 2022	200,000	1,157,927	$3.49	1,757,629	$3.64

There were 619,461 and 295,649 options vested and exercisable as of September 30, 2022 and 2021, respectively. The options outstanding at September 30, 2022 and 2021 had an aggregate intrinsic value of $2 and $1,530, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

A summary of the status of unvested options is as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested at October 1, 2021	454,583	$1.87
Granted	535,000	1.82
Vested	(369,615)	1.74
Forfeited/Cancelled	(81,502)	2.35
Unvested at September 30, 2022	538,466	$1.83

The following table summarizes information about outstanding stock options at September 30, 2022:

		Weighted Average
		Remaining
	Number of	Contractual Life	Weighted Average	Aggregate
Exercise Price	Options	(Years)	Exercise Price	Intrinsic Value
Options outstanding	1,157,927	8.5	$3.49	$2
Options exercisable	619,461	8.1	$4.93	$-

13.   Net Income (Loss) Per Share Attributable to Common Shareholders

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except share and per share data)
	As of September 30,
	2022	2021
Numerator:
Net income (loss) – basic earnings per share	$2,145	$(6,689)
Deemed dividend on amendment of Series A convertible preferred stock	-	(2,015)
Net income (loss) applicable to common shareholders - basic earnings per share	2,145	(8,704)
Effect of dilutive securities:
Change in fair value of in-the-money warrant derivative liabilities	(39)	-
Net income (loss) applicable to common shareholders - diluted earnings per share	$2,106	$(8,704)

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,232,862	5,935,981
Effect of dilutive securities:
Options	81,765	-
Warrants	13,391	-
Preferred stock	38,889	-
Weighted-average shares outstanding for diluted earnings per share	10,366,907	5,935,981

Basic net income (loss) per share	$0.21	$(1.47)
Diluted net income (loss) per share	$0.20	$(1.47)

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	As of September 30,
	2022	2021
Stock options	712,907	765,232
Warrants	1,743,891	1,788,745
Convertible preferred stock	-	38,889

14.   Commitments and Contingencies

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2022 and 2021.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2022 and 2021, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of September 30, 2022, the Company was not engaged in any material legal proceedings.

15.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Years Ended September 30,
Revenues:	2022	2021
United States	$13,202	$10,266
International	3,617	2,993
	$16,819	$13,259

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $6.7 million and $7.5 million as of September 30, 2022 and 2021, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Years Ended September 30,
Revenues:	2022	2021
Digital Engagement Services	$3,259	$3,296
Subscription	11,995	8,736
Perpetual Licenses	136	-
Maintenance	501	380
Hosting	928	847
	$16,819	$13,259

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

The following table summarizes the classification and net change in deferred revenue as of and for the years ended September 30, 2022 and 2021:

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2020	$1,511	$15
Increase	586	403
Balance as of September 30, 2021	2,097	418
Increase (decrease)	(154)	(34)
Balance as of September 30, 2022	$1,943	$384

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

16.   Income Taxes

The components of the Company’s tax provision (benefit) as of September 30, 2022 and 2021, is as follows:

	Year Ended September 30,
	2022	2021
Current:
Federal	$(11)	$(11)
State	49	33
Foreign	37	-
Total current	75	22
Deferred:
Federal	-	(953)
State	-	(217)
Foreign	(45)	(26)
Total deferred	(45)	(1,196)
Grand total	$30	$(1,174)

The Company’s income tax provision was computed using the federal statutory rate and average state statutory rates, net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to pretax income, as follows:

	Year Ended September 30,
	2022	2021

Income tax provision/(benefit) at the federal statutory rate of 21%	$457	$(1,695)
Permanent differences, net	(691)	1,503
State income tax provision/(benefit)	39	26
Foreign income taxed at different rates	(55)	340
Change in valuation allowance on deferred tax assets	407	(1,202)
True up adjustments	(127)	(146)
Total	$30	$(1,174)

As of September 30, 2022, the Company has federal net operating loss (“NOL”) carryforwards of approximately $27.8 million of which $21.9 million is subject to the 20-year carryforward and expire on various dates through 2039. The remaining federal NOL carryforward of $5.9 million is indefinite. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company’s NOL carryforwards. The Company also has approximately $46.8 million in state NOLs which expire on various dates through 2041.

The Company has deferred tax assets that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance against a portion of its deferred tax assets at September 30, 2022 and 2021. For the years ended September 30, 2022 and 2021, the valuation allowance for deferred tax assets increased by $0.4 million and decreased by $1.2 million, respectively.

The acquisition of HawkSearch, Inc. in fiscal 2021 (see Note 17) resulted in the recognition of deferred tax liabilities of approximately $1,181 related to intangible assets. Prior to the business combination, the Company had a full valuation allowance on its net deferred tax assets. The deferred tax liabilities generated from the business combination netted against the Company’s pre-existing deferred tax assets. Consequently, the impact of such resulted in the release of $1,181 of the pre-existing valuation allowance against the deferred tax assets and corresponding deferred tax benefit recognized during the year ended September 30, 2021.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The tax periods from 2019 – 2022 generally remain open to examination by the IRS and state authorities.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2022	2021
Deferred tax assets:
Bad debt reserve	$37	$8
Deferred revenue	2,399	1,392
Accrued expenses	80	86
Net operating loss carryforwards	8,057	9,016
Right of use liability	146	121
Stock options	309	127
Other	17	21
Total deferred tax assets	11,045	10,771
Valuation allowance	(10,542)	(10,083)
Net deferred tax assets	503	688

Deferred tax liabilities:
Right of use asset	146	121
Depreciation	47	32
Intangibles	572	901
Total deferred tax liabilities	765	1,054
Net deferred tax liabilities	$(262)	$(366)

Net deferred tax assets are reflected in Other assets and net deferred tax liabilities are reflected in Other long-term liabilities on the consolidated balance sheets. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $0 at September 30, 2022 and 2021. The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Additionally, the 2017 Tax Act provides for a tax benefit to U.S. taxpayers that sell goods or services to foreign customers under the new Foreign Derived Intangible Income Deduction ("FDII") rules. As of September 30, 2022, the Company reported GILTI of $0.4 million, which resulted in $0.1 million of tax expense for the year ended September 30, 2022. When accounting for uncertain income tax positions, the impact of uncertain tax positions is recognized in the consolidated financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of September 30, 2022 and 2021. The Company does not expect any change to this determination in the next twelve months.

17.   Acquisitions

WooRank Acquisition

On March 1, 2021, the Company, pursuant to a Share Purchase Agreement (the “WooRank Purchase Agreement”), acquired all of the issued and outstanding shares of WooRank, an entity located in Belgium. The Company accounted for the WooRank transaction as a business combination in accordance with ASC Topic 805, Business Combinations. The purchase price consisted of (1) cash paid at closing, (2) deferred cash payable in installments post-closing, (3) a seller note issued to one of the selling shareholders, and (4) amounts payable to one selling shareholder as consideration for assistance with certain matters related to the acquisition for a period of one year from the closing date of the acquisition. The WooRank Purchase Agreement also provides for additional consideration, in the event of achievement of certain revenue targets and operational goals, to the selling shareholders pursuant to three separate earn-out provisions. Under certain conditions, up to € 600 thousand (approximately $723 thousand at acquisition date) of the purchase price is payable, at the Company’s discretion, in shares of the Company’s common stock, par value $0.001 per share (“common stock”), at a price per share equal to the greater of (i) the closing price of the Company’s common stock on the date of issuance or (ii) $3.38. On the closing date, the Company issued 29,433 shares of its common stock for a portion of the purchase price.

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

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

HawkSearch Acquisition

On May 28, 2021, the Company, pursuant to a Share Purchase Agreement (the “Hawk Purchase Agreement”), acquired all of the issued and outstanding shares of HawkSearch, an Illinois corporation. The purchase price consisted of (1) an initial cash payment at closing, (2) issuance of 1,500 shares of the Company’s newly designated Series D Preferred Stock, and (3) deferred cash payable on or before December 31, 2021. The Hawk Purchase Agreement also provided for additional consideration, in the event of achievement of certain revenue targets, to the selling shareholders as an additional earn-out, payable in two installments, as amended and as follows; (i) on or before July 1, 2022, the aggregate sum of $1,799 thousand (which was paid on July 1, 2022); and (ii) on or before October 3, 2022, the aggregate sum of $250 thousand (subsequently paid), as included within in the Amendment to the Stock Purchase Agreement, dated June 15, 2022.

The Company accounted for the HawkSearch transaction as a business combination. The Company determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset of a group of similar assets. Assets acquired and liabilities assumed have be recognized at their estimated fair values as of the acquisition date. The fair value of Series D Preferred Stock issued as part of consideration transferred was determined based on the price paid by third-party investors in the Private Placement (see Note 12) which occurred in close proximity to the acquisition date. As more fully described in Note 12, the Series D Preferred Stock contains an embedded beneficial conversion feature. The intrinsic value of $724 was calculated as of the acquisition date. The fair value of contingent consideration was determined based on the probability of achievement of the revenue targets and operational goals, which includes estimating future revenues. The fair value of intangible assets was based on valuations using a discounted cash flow model (Level 3 inputs) which requires significant estimates and assumptions, including estimating future revenues and costs. The excess of the purchase price over the assets acquired and liabilities assumed was recognized as goodwill. The goodwill is attributable to expected synergies and customer cross selling opportunities between the Company and HawkSearch.

The acquisition date fair value of consideration transferred was as follows:

	WooRank	HawkSearch	Total
Cash paid at or in close proximity to closing	$285	$4,800	$5,085
Future deferred payments	376	2,000	2,376
Common stock (29,433 shares at $3.38 per share)	99	-	99
Series D Convertible Preferred Stock (1,500 shares at $618 per share)	-	930	930
Seller’s note	352	-	352
Contingent consideration (earn-outs)	1,289	2,190	3,479
Total consideration paid	$2,401	$9,920	$12,321

The acquisition date fair value of assets acquired, and liabilities assumed was as follows:

	WooRank	HawkSearch	Total
Assets acquired:
Cash	$577	$100	$677
Non-cash current assets	23	780	803
Property and equipment	5	-	5
Intangible assets:
Acquired software	282	560	842
Customer relationships	1,280	3,410	4,690
Domain and trade names	116	620	736
Goodwill	2,888	7,540	10,428
Total assets acquired	5,171	13,010	18,181
Liabilities assumed:
Current liabilities	208	1,909	2,117
Assumed debt obligations	2,159	-	2,159
Deferred tax liabilities	403	1,181	1,584
Total liabilities assumed	2,770	3,090	5,860

Total consideration paid	$2,401	$9,920	$12,321

The average useful lives of the identifiable intangible assets acquired were as follows:

	WooRank	HawkSearch
	(in years)
Acquired software	5	5
Customer relationships	8	10
Domain and trade names	12	15

Total revenue from the WooRank and HawkSearch acquisitions from their respective date of acquisition through September 30, 2021 was $1.0 million and $1.9 million, respectively. Total earnings from the acquisitions are impracticable to disclose as the operations were merged with existing operations and certain costs were not accounted for separately.

Pro Forma Information (Unaudited)

The following is the pro forma information assuming the acquisitions occurred on October 1, 2020:

(in thousands, except share and per share data)	Year ended September 30, 2021
Revenue	$16,381

Net income (loss) attributable to common shareholders - basic	$(8,773)
Net income (loss) attributable to common shareholders - diluted	$(8,773)

Net income (loss) per share attributable to common shareholders:
Basic	$(1.49)
Diluted	$(1.49)

Weighted average common shares outstanding - basic	5,935,981
Weighted average common shares outstanding - diluted	5,935,981

Pro forma information for the year ended September 30, 2022, is not presented as the amount reported in the Consolidated Statements of Operations include the activities of these acquisitions for the period then ended.

18.   Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. (“Taglich Brothers”), a New York based securities firm. Taglich Brothers were the Placement Agents for many of the Company’s private offerings and debt issuances. In connection with previous private offerings and debt issuances which occurred prior to the fiscal years presented in these consolidated financial statements, Taglich Brothers were granted Placement Agent Warrants to purchase 10,926 shares of common stock at a weighted average price of $761.61 per share. As of September 30, 2022, Michael Taglich beneficially owns approximately 3.6% of the Company’s stock.

In connection with the November 2016 Private Placement, the Company issued to the investors warrants to purchase an aggregate total of 4,270 shares of common stock. Included were warrant shares issued to Roger Kahn (172 shares), the Company’s President and Chief Executive Officer, and Michael Taglich (308 shares). Each warrant share expires five and one-half years from the date of issuance and is exercisable for $175 per share beginning six months from the date of issuance, or May 9, 2017. The warrants expired in May 9, 2022.

BRIDGELINE DIGITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

19. Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recognized, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2022, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recognized properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Our management has concluded that as of September 30, 2022, our internal control over financial reporting (as defined in Rule 15d-15(e) under the Exchange Act) was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management reviewed the results of its assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2022 that have materially, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position	Director Class	Expiration of Class Term

Joni Kahn	67	Chairperson (1)(2)(3)(4)	Class I	2024 Annual Meeting

Kenneth Galaznik	71	Director (1)(2)(4)	Class II	2025 Annual Meeting

Scott Landers	52	Director (1)(2)(3)(4)	Class II	2025 Annual Meeting

Michael Taglich	57	Director	Class III	2023 Annual Meeting

Roger Kahn	53	Director, President and Chief Executive Officer	Class I	2024 Annual Meeting

Thomas R. Windhausen	44	Chief Financial Officer (5)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4) (5)

Independent director.

Mr. Windhausen was appointed as our Chief Financial Officer and Treasurer effective November 30, 2021, following the resignation of Mark G. Downey, our former Chief Financial Officer.

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

The Board of Directors has determined that Ms. Kahn’s vast experience in the technology industry and finance, as well as her executive leadership, makes her qualified to continue as the Chairperson and member of our Board of Directors. In addition, Ms. Kahn also brings extensive leadership experience to our Board and our Audit Committee as an experienced senior executive.

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

Scott Landers has been a member of our Board of Directors since 2010. Mr. Landers is the Chair of the Nominating and Corporate Governance Committee and serves as a member of the Audit and Compensation Committees. Mr. Landers has been the Chief Executive Officer of Harver since January 2022. Harver is a volume hiring solution enabling global enterprises to hire at scale. From 2016 to July 2021, he was President and Chief Executive Officer of Monotype Imaging Holdings, Inc., and he also held the positions of Chief Operating Officer and Chief Financial Officer from 2008 to 2015. Monotype is a leading provider of fonts and font software, and the company was under both public and private ownership during his tenure. Prior to joining Monotype, from September 2007 until July 2008, Mr. Landers was the Vice President of Global Finance at Pitney Bowes Software, a leading global provider of location intelligence solutions. From 1997 until September 2007, Mr. Landers held several senior finance positions at MapInfo, a publicly held company which was acquired by Pitney Bowes in April 2007. Earlier in his career, Mr. Landers was a Business Assurance Manager with Coopers & Lybrand. Mr. Landers holds a bachelor's degree in accounting from Le Moyne College in Syracuse, N.Y. and a master’s degree in business administration from The College of Saint Rose in Albany, N.Y. Mr. Landers brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and a chief executive officer and a chief financial officer of a publicly-held company.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on a review of the copies of such forms and amendments thereto received by it, the Company believes that during the fiscal year ended September 30, 2022, all Section 16(a) filing requirements applicable to our officers, directors, and greater than 10% beneficial owners have been met.

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

Meetings of the Board of Directors

During fiscal 2022, the Board of Directors met 5 times and acted 4 times by unanimous written consent.

Committees of the Board of Directors

The Company has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of our accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Audit Committee is comprised of Mr. Galaznik (Chair), Ms. Kahn and Mr. Landers. Our Board has determined that each of the members of the Audit Committee meet the criteria for independence under the standards provided by the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During fiscal 2022, the Audit Committee met 4 times. Each member of the Audit Committee attended each such meeting. The Chairman of the Audit Committee was present at all meetings.

Our Board has also determined that each of Mr. Galaznik and Mr. Landers qualifies as an "audit committee financial expert" as defined under Item 407(d) (5) of Regulation S-K and as an independent director as defined by the Nasdaq listing standards.

Compensation Committee

The Compensation Committee evaluates the performance of our senior executives, considers the design and competitiveness of our compensation plans, including the review of independent research and data regarding compensation paid to executives of public companies of similar size and geographic location, reviews and approves senior executive compensation and administers our equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee is comprised of Ms. Kahn (Chair), Mr. Galaznik and Mr. Landers, all of whom are independent directors. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company's website, www.bridgeline.com. During fiscal 2022, the Compensation Committee met 3 times and acted 1 time by unanimous written consent.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. A copy of such charter is available on the Company's website, www.bridgeline.com. Our Nominating and Governance Committee is comprised of Mr. Landers (Chair) and Ms. Kahn, each of whom are independent directors. During fiscal 2022, the Nominating and Governance Committee met 2 times.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended September 30, 2022 and September 30, 2021 for our principal executive officer and our other two most highly compensated executive officers who were serving as executive officers as of September 30, 2022. We refer to these officers as our named executive officers.

Name and Principal Position	Fiscal Year End	Salary	Bonus	Total
Roger Kahn - President and Chief Executive Officer	2022	$339,333	$114,411	$453,744
	2021	$318,750	$135,791	$454,541

Thomas R. Windhausen - Chief Financial Officer and Treasurer	2022	$240,000	$16,818	$256,818

Mark G. Downey - Former Executive Vice President and	2022	$40,000	$30,000	$70,000
Chief Financial Officer and Treasurer	2021	$240,000	$58,949	$298,949

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

On August 18, 2022, an amendment to the employment agreement between the Company and Mr. Kahn was made, effective August 14, 2022 (the “Second Amendment”). The Second Amendment provides for the following: (i) an increase in Mr. Kahn’s annual salary to $400,000; (ii) the opportunity for Mr. Kahn to earn a periodic incentive bonus, subject to his satisfaction of certain performance metrics; and (iii) the Company’s right, but not its obligation, to issue discretionary equity incentive awards to Mr. Kahn, subject to applicable award agreements, equity incentive plans, and other such applicable terms, restrictions, and provisions. In connection with the Second Amendment, Mr. Kahn was given the opportunity to earn a $100,000 bonus with respect to the second half of fiscal 2022 and was awarded 200,000 shares of restricted stock (the “Restricted Stock Award”), pursuant to the Company’s 2016 Stock Incentive Plan. Mr. Kahn’s Restricted Stock Award vests in quarterly installments over a three year period. Mr. Kahn will also have the opportunity to earn one or more future incentive bonuses aggregating $200,000 for each year. All other terms of Mr. Kahn’s employment agreement, as amended are unchanged.

Thomas R. Windhausen

Effective November 30, 2021, Thomas R. Windhausen was appointed by the Company’s Board of Directors as Chief Financial Officer and Treasurer of the Company.  The Company and Mr. Windhausen entered into an employment agreement (the “Employment Agreement”), effective November 30, 2021 through September 30, 2022, unless extended by mutual agreement of the Company and Mr. Windhausen, whereby he will receive $240,000 base salary and the ability to earn a bi-annual incentive bonus of $22,500, which incentive bonus may be awarded to Mr. Windhausen at the discretion of the Company’s Compensation Committee. The Employment Agreement also provides that Mr. Windhausen will be eligible to participate in all other employee benefits plans and programs, and, in the event Mr. Windhausen’s employment is terminated by the Company without cause, he is entitled to receive severance benefits.

Mark G. Downey

On November 30, 2021, Mr. Mark G. Downey resigned from his position of Chief Financial Officer of Bridgeline Digital, Inc. to pursue new professional opportunities. Mr. Downey continued to provide transition services to the Company as a consultant until January 30, 2022.

Outstanding Equity Awards at Fiscal 2022 Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2022.

Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (1)	Exercise Price ($/sh)	Option Expiration Date

Roger Kahn	8/24/2015	(1)	800	-	$287.50	8/24/2025
	8/19/2016	(1)	4,446	-	$205.00	8/19/2026
	11/20/2019	(1)	166,235	83,118	$1.40	11/20/2029
	4/14/2022	(2)	80,444	281,556	$1.85	4/14/2032
	Total		251,925	364,674

Thomas R. Windhausen	09/30/2021	(1)	10,000	20,000	$4.11	09/30/2031

(1)	Shares vest in equal installments upon the anniversary date of the grant over three years.
(2)	Shares vest in equal installments on a monthly basis over three years.

Roger Kahn also holds 200,000 shares of restricted stock granted which were granted in August 2022 and which vest in quarterly installments over a three year period. As of September 30, 2022, all shares remained restricted.

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

Director Compensation Table

The following table sets forth information concerning the compensation paid to our non-employee directors during the fiscal year ended September 30, 2022.

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

This information is based upon information received from or on behalf of the individuals named herein.

Series C Preferred Stock

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Michael and Claudia Taglich 790 New York Avenue Huntington, NY 11743	350	(A)	100.00%
All current executive officers and directors as a group	350		*

(A)

Holder of Series C Preferred are entitled to vote on all matters presented to our stockholders on an as-converted basis. Each share of Series C Preferred Stock is convertible, at the option of each respective holder, into approximately 111.11 shares of Common Stock.

Common Stock

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Roger Kahn President, Chief Executive Officer, Director	977,928	(1)	9.09%
Michael Taglich Director	386,971	(2)	3.61%
Kenneth Galaznik Director	68,203	(3)	0.65%
Scott Landers Director	68,206	(4)	0.65%
Joni Kahn Director	68,206	(5)	0.65%
Thomas R. Windhausen Chief Financial Officer and Treasurer	10,000	(6)	0.10%
All current executive officers and directors as a group	1,579,514	(7)	14.02%

(1)

Includes 335,043 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2022). Includes 200,000 shares of restricted stock. Includes 545 shares of common stock owned by Mr. Kahn’s spouse.

(2)

Includes 190,025 shares issuable upon the exercise of warrants, 38,889 shares issuable upon the exercise of Series C preferred stock, and 67,708 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2022). Also includes 35 shares of Common Stock and 2 shares issuable upon the exercise of warrants owned by Mr. Taglich’s spouse.

(3)	Includes 67,604 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2022).

(4)

Includes 67,644 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2022). Includes 8 shares of Common Stock owned by Mr. Lander’s children.

(5)	Includes 67,638 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2022).

(6)	Includes 10,000 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2022).

(7)

Includes 615,637 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of September 30, 2022), and 229,394 other issuable shares including warrants and preferred stock.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2022, regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Equity Compensation Plan Information
	Number of	Weighted average	Number of
	securities	exercise price of	securities
	to be issued upon	outstanding	remaining available
	exercise of	options,	for future issuance
	outstanding	warrants and	under equity
	options,	rights	compensation plans
	warrants and		(excluding securities
	rights		reflected
in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,157,927	$3.49	239,074

Equity compensation plans not approved by security holders (1)	1,757,629	3.64	-

Total	2,915,556	$-	239,074

(1)	At September 30, 2022, there were 1,757,629 total Warrants outstanding.

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

In connection with the Company’s registered direct offering completed in February 2021, the Company issued Taglich Brothers 29,084 Investors warrants. Each warrant to purchase common stock expires five years from the date of issuance and is non-cash exercisable for $3.875 per share beginning six-months from the date of issuance, or February 4, 2021.  The warrants expire February 4, 2026.

In connection with the Company’s Series D Preferred Stock registered direct offering and PIPE completed in May 2021, the Company issued Taglich Brothers 53,861 Investors warrants.  Each warrant to purchase common stock expires five years from the date of issuance and is non-cash exercisable for $2.850 per share beginning six-months from the date of issuance, or May 14, 2021.  The warrants expire May 12, 2026.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The firm of PKF O’Connor Davies LLP acts as our principal independent registered public accounting firm (PCAOB ID No. 127). They have served as our independent auditors since February 27, 2021. Our previous independent registered public accounting firm was Marcum LLP. A representative of PKF O’Connor Davies LLP is expected to attend this year's Annual Meeting, and they will have an opportunity to make a statement if they desire to do so. It is also expected that such representative will be available to respond to appropriate questions.

The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by PKF O’Connor Davies LLP for the fiscal year ended September 30, 2022 and for both PKF O’Connor Davies LLP and Marcum LLP for the fiscal year ended September 30, 2021. The Company did not engage its independent registered public accounting firms during either of the fiscal years ended September 30, 2022 or September 30, 2021 for any other non-audit services.

Type of Service	Amount of Fee for Fiscal Year Ended
	September 30, 2022	September 30, 2021
Audit Fees	$258,487	$261,951
Audit-Related Fees	—	$68,544
Tax Fees	—	—
Total	$258,487	$330,495

Audit Fees. This category includes fees for the audits of the Company's annual financial statements, review of financial statements included in the Company's Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years. PKF O’Connor Davies LLP and Marcum LLP were $243,050 and $15,437, respectively, for the fiscal year ended September 30, 2022. PKF O’Connor Davies LLP and Marcum LLP were $219,000 and $42,951, respectively, for the fiscal year ended September 30, 2021.

Audit-Related Fees. This category consists of audits performed in connection with certain acquisitions. PKF O’Connor Davies LLP and Marcum LLP were $42,500 and $26,044, respectively, for the fiscal year ended September 30, 2021.

Tax Fees. This category consists of professional services rendered for tax compliance, tax planning and tax advice. The services for the fees disclosed under this category include tax return preparation, research and technical tax advice.

There were no other fees paid or accrued to PKF O’Connor Davies, LLP and Marcum LLP in the fiscal years ended September 30, 2022 or September 30, 2021.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal year ended September 30, 2022, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

– Reports of Independent Registered Public Accounting Firm

–Consolidated Balance Sheets as of September 30, 2022 and 2021

–Consolidated Statements of Operations for the years ended September 30, 2022 and 2021

–Consolidated Statements of Comprehensive Income/(Loss) for the years ended September 30, 2022 and 2021

–Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2022 and 2021

–Consolidated Statements of Cash Flows for the years ended September 30, 2022 and 2021

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

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended	10-Q	May 15, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	December 14, 2018	3.1

3.3	Amendment to the Amended and Restated Bylaws of Bridgeline Digital, Inc., dated September 9, 2021	8-K	September 10, 2021	3.1

3.4	Certificate of Designation of the Series A Convertible Preferred Stock	8-K	November 4, 2014	3.1

3.5	Certificate of Designation of the Series B Convertible Preferred Stock	8-K	October 19, 2018	3.1

4.1	Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto	8-K	November 4, 2016	10.3

10.1	Amended and Restated Stock Incentive Plan, as amended	DEF 14 A	July 14, 2014	Appendix C

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
10.2	Form of Common Stock Purchase Warrant Issued to Placement Agent	8-K	November 4, 2014	10.2

10.3	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated January 7, 2015	8-K	January 9, 2015	10.2

10.4	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated February 17, 2015	10-Q	February 17, 2015	10.2

10.5	Form of Restricted Stock Agreement	10-Q	May 15, 2015	10.6

10.6	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated May 12, 2015	10-Q	May 15, 2015	10.9

10.7	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated July 21, 2015	8-K	July 24, 2015	10.2

10.8	Bridgeline Digital Inc. 2016 Stock Incentive Plan	DEF 14 A	March 22, 2016	Appendix B

10.9	Form of Common Stock Purchase Warrant issued to Placement Agent	8-K	May 17, 2016	10.3

10.10	Placement Agreement between Bridgeline Digital, Inc and Taglich Brothers, Inc dated March 31, 2016	8-K	June 15, 2016	10.3

10.11	Form of Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.1

10.12	Form of Purchaser Warrant	8-K	November 4, 2016	10.2

10.13	Form of Registration Rights Agreement dated November 3, 2016	8-K	November 4, 2016	10.3

10.14	Form of Insider Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.4

10.15	Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P. dated October 10, 2017	8-K	October 13, 2017	10.1

10.16	Form of Warrant to Purchase Stock issued to Montage Capital II, L.P	8-K	October 13, 2017	10.2

10.17	Intercreditor Agreement between Heritage Bank of Commerce and Montage Capital II, L.P dated October 10, 2017	8-K	October 13, 2017	10.3

10.18	First Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II. LP, dated May 10, 2018	10-Q	May 15, 2018	10.2

10.19	Form of Note Purchase Agreement	8-K	September 11, 2018	10.1

10.20	Form of Promissory Note	8-K	September 11, 2018	10.2

10.21	Form of Subordination Agreement	8-K	September 11, 2018	10.3

10.22	Second Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P., dated October 22, 2018	8-K	October 24, 2018	10.1

10.23	First Amendment to the Bridgeline Digital Inc. 2016 Stock Incentive Plan	DEF 14 A	August 23, 2019	Appendix B

10.24	Share Purchase Agreement, by and between the Company and WooRank SRL., dated February 2, 2021	8-K	February 3, 2021	10.1

10.25	Form of Securities Purchase Agreement, dated February 4, 2021	8-K	February 9, 2021	10.1

10.26	Form of Placement Agent Warrant, dated February 4, 2021	8-K	February 9, 2021	10.2

10.27	Employment Agreement dated September 13, 2019 between Bridgeline Digital, Inc. and Roger “Ari” Kahn	8-K	September 19, 2018	10.1

10.28	First Amendment to Roger “Ari” Kahn’s Employment Agreement dated February 25, 2021	8-K	March 2, 2021	10.1

10.29	Share Purchase Agreement, by and between the Company, Svanaco, Inc., an Illinois corporation, Svanawar, Inc., an Illinois corporation, and HawkSearch Inc., an Illinois corporation, dated May 11, 2021	8-K	May 12, 2021	10.1

10.30	Employment Agreement dated November 30, 2021 between Bridgeline Digital, Inc. and Thomas R. Windhausen	10-K	December 20, 2021	10.29

10.31	Second Amendment to the Bridgeline Digital Inc. 2016 Stock Incentive Plan	DEF 14 A	February 14, 2022	Appendix A

10.32	Amendment to Stock Purchase Agreement, among Bridgeline Digital, Inc., Svanaco, Inc., Svanawar, Inc., and HawkSearch Inc., dated June 15, 2022.	8-K	June 22, 2022	10.1

10.33	Second Amendment to Roger “Ari” Kahn’s Employment Agreement, effective August 14, 2022	8-K	August 24, 2022	10.1

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
21.1	Subsidiaries of the Registrant				X

23.1	Consent of PKF O’Connor Davies, LLP				X

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS**	Inline XBRL Instance				X
101.SCH**	Inline XBRL Taxonomy Extension Schema				X
101.CAL**	Inline XBRL Taxonomy Extension Calculation				X
101.DEF**	Inline XBRL Taxonomy Extension Definition				X
101.LAB**	Inline XBRL Taxonomy Extension Labels				X
101.PRE**	Inline XBRL Taxonomy Extension Presentation				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

(c) Financial Statement Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Roger Kahn

Name: Roger Kahn

December 20, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	President and Chief Executive Officer, Director (Principal Executive Officer)	December 20, 2022
Roger Kahn

/s/ Thomas R. Windhausen	Chief Financial Officer	December 20, 2022
Thomas R. Windhausen	(Principal Financial Officer)

/s/Kenneth Galaznik	Director	December 20, 2022
Kenneth Galaznik

/s/ Joni Kahn	Director	December 20, 2022
Joni Kahn

/s/ Scott Landers	Director	December 20, 2022
Scott Landers

/s/ Michael Taglich	Director	December 20, 2022
Michael Taglich

Index of Exhibits

Exhibit No.	Description of Document
21.1	Subsidiaries of the Registrant
23.1	Consent of PKF O’Connor Davies, LLP
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.