Form 10-Q
period 2022-12-31
Bridgeline Digital, Inc.
filed 2023-02-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares of common stock par value $0.001 per share, outstanding as of February 14, 2023 was 10,417,609.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2022

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2022

Statements contained in this Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc.  These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of the COVID–19 pandemic and related public health measures that may affect our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability, our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission.  Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Bridgeline Digital, Inc. assumes no obligation to, and does not currently intend to, update any such forward-looking statements, except as required by applicable law. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited) December 31, 2022	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,508	$2,856
Accounts receivable, net	1,589	1,182
Prepaid expenses and other current assets	577	242
Total current assets	4,674	4,280
Property and equipment, net	239	268
Operating lease assets	539	589
Intangible assets, net	5,927	6,268
Goodwill	15,985	15,985
Other assets	115	123
Total assets	$27,479	$27,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$443	$429
Current portion of operating lease liabilities	199	199
Accounts payable	1,198	972
Accrued liabilities	1,319	995
Current portion of purchase price and contingent consideration payable	-	250
Deferred revenue	1,913	1,943
Total current liabilities	5,072	4,788
Long-term debt, net of current portion (Note 7)	625	588
Operating lease liabilities, net of current portion	340	390
Warrant liabilities	452	749
Other long-term liabilities	686	646
Total liabilities	7,175	7,161

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;	-	-
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at December 31, 2022 and September 30, 2022	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,417,609 shares issued and outstanding at December 31, 2022, and September 30, 2022	10	10
Additional paid-in capital	100,797	100,704
Accumulated deficit	(80,222)	(80,142)
Accumulated other comprehensive loss	(281)	(220)
Total stockholders’ equity	20,304	20,352
Total liabilities and stockholders’ equity	$27,479	$27,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Net revenue:
Digital engagement services	$854	$869
Subscription and perpetual licenses	3,229	3,417
Total net revenue	4,083	4,286
Cost of revenue:
Digital engagement services	418	451
Subscription and perpetual licenses	861	829
Total cost of revenue	1,279	1,280
Gross profit	2,804	3,006
Operating expenses:
Sales and marketing	1,209	1,231
General and administrative	832	873
Research and development	747	859
Depreciation and amortization	378	424
Restructuring and acquisition related expenses	-	98
Total operating expenses	3,166	3,485
Loss from operations	(362)	(479)
Change in fair value of contingent consideration, interest (income) expense and other, net	(9)	(87)
Change in fair value of warrant liabilities	297	2,441
Income (loss) before income taxes	(74)	1,875
Provision for income taxes	6	3
Net income (loss)	(80)	1,872
Net income (loss) per share attributable to common shareholders:
Basic net income (loss) per share	$(0.01)	$0.18
Diluted net income (loss) per share	$(0.01)	$0.06
Number of weighted average shares outstanding:
Basic	10,417,609	10,189,012
Diluted	10,430,822	10,625,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Net income (loss)	$(80)	$1,872
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(61)	41
Comprehensive income (loss)	$(141)	$1,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended December 31, 2022
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2022	350	$-	10,417,609	$10	$100,704	$(80,142)	$(220)	$20,352
Stock-based compensation expense	-	-	-	-	93	-	-	93
Net loss	-	-	-	-	-	(80)	-	(80)
Foreign currency translation	-	-	-	-	-	-	(61)	(61)
Balance at December 31, 2022	350	$-	10,417,609	$10	$100,797	$(80,222)	$(281)	$20,304

	For the Three Months Ended December 31, 2021
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2021	350	$-	10,187,128	$10	$100,207	$(82,287)	$(353)	$17,577
Stock-based compensation expense	-	-	-	-	63	-	-	63
Issuance of common stock –warrants exercised	-	-	17,148	-	-	-	-	-
Net loss	-	-	-	-	-	1,872	-	1,872
Foreign currency translation	-	-	-	-	-	-	41	41
Balance at December 31, 2021	350	$-	10,204,276	$10	$100,270	$(80,415)	$(312)	$19,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(80)	$1,872
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	342	401
Depreciation and other amortization	42	23
Change in fair value of contingent consideration	-	70
Change in fair value of warrant liabilities	(297)	(2,441)
Stock-based compensation	93	63
Changes in operating assets and liabilities
Accounts receivable	(400)	106
Prepaid expenses and other current assets	(339)	(188)
Other assets	9	(5)
Accounts payable and accrued liabilities	528	506
Deferred revenue	31	(307)
Other liabilities	(11)	(21)
Total adjustments	(2)	(1,793)
Net cash provided by (used in) operating activities	(82)	79
Cash flows from investing activities:
Software development capitalization costs	-	(46)
Purchase of property and equipment	(6)	(18)
Net cash used in investing activities	(6)	(64)
Cash flows from financing activities:
Payments of contingent consideration and deferred cash payable	(250)	(2,423)
Payments of long-term debt	(46)	(81)
Net cash used in financing activities	(296)	(2,504)
Effect of exchange rate changes on cash and cash equivalents	36	(7)
Net decrease in cash and cash equivalents	(348)	(2,496)
Cash and cash equivalents at beginning of period	2,856	8,852
Cash and cash equivalents at end of period	$2,508	$6,356

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$2	$3
Income taxes	$5	$-

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for the year ending September 30, 2023. The accompanying September 30, 2022 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on December 21, 2022.

Recently Adopted Accounting Pronouncements

Debt—Debt with Conversion and Other Options

In  August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) (“ASU 2020-06”). The ASU 2020-06 simplifies the accounting for convertible instruments and application of the equity classification guidance and made certain disclosure amendments. In addition, this ASU also amends certain aspects of the earnings per share (“EPS”) guidance. ASU 2020-06 is effective for financial reporting periods beginning after  December 15, 2021, except smaller reporting companies for which this ASU is effective for financial reporting periods beginning after  December 15, 2023. Early adoption is permitted, and an entity should adopt this ASU as of the beginning of its annual fiscal year. The Company elected to early adopt ASU 2020-06 as of the first day of the fiscal year ending  September 30, 2023, using the modified retrospective approach which allows for a cumulative-effect adjustment to the opening balance of retained earnings or accumulated deficit in the period of adoption. The adoption of ASU 2020-06 did not have any impact on the accumulated deficit or any other components of the condensed consolidated balance sheet as of October 1, 2022 nor did it have a material impact on earnings per share for the three months ended December 31, 2022.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of December 31, 2022	As of September 30, 2022
Accounts receivable	$1,767	$1,332
Allowance for doubtful accounts	(178)	(150)
Accounts receivable, net	$1,589	$1,182

As of December 31, 2022 and September 30, 2022, no customer exceeded 10% of accounts receivable.

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

The carrying value of the Company’s accounts receivable and accounts payable approximates fair value due to their short-term nature. As of December 31, 2022 and September 30, 2022, the aggregate fair values of long-term debts were each $0.9 million, with an aggregate carrying value of $1.1 million. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 28.0% - 65.1% and 54.8%, respectively, as of December 31, 2022, and 26.6% - 64.3% and 55.3%, respectively, as of September 30, 2022. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	As of December 31, 2022			As of September 30, 2022
	Montage Capital	Series C Preferred	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred
Volatility	81.4%	83.4%	80.8%	82.0%	83.9%	84.7%
Risk-free rate	4.30%	4.50%	4.12%	4.20%	4.20%	4.10%
Stock price	$1.05	$1.05	$1.05	$1.31	$1.31	$1.31

The Company recognized gains of $297 and $2,441 for the three months ended December 31, 2022 and 2021, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price, to the Monte Carlo option-pricing model.

The Company’s contingent consideration obligations are from arrangements resulting from acquisitions completed in prior periods not presented that involve potential future payment of consideration that is contingent upon the achievement of revenue targets and operational goals. Contingent consideration is recognized at its estimated fair value at the date of acquisition based on the Company’s expected probability of future payment, discounted using a weighted-average cost of capital in accordance with accepted valuation methodologies.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2022 and September 30, 2022, are as follows:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$12	$12
Series A and C	-	-	113	113
Series D	-	-	327	327
Total warrant liabilities			$452	$452

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$12	$12
Series A and C	-	-	234	234
Series D	-	-	503	503
Total warrant liabilities			749	749
Contingent consideration obligations	-	-	250	250
Total Liabilities	$-	$-	$999	$999

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

	Contingent Consideration Obligations	Warrant Liabilities
Balance at beginning of period, October 1, 2022	$250	$749
Additions	-	-
Payments or exercises	(250)	-
Adjustment to fair value	-	(297)
Balance at end of period, December 31, 2022	$-	$452

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of December, 2022	As of September 30, 2022
Domain and trade names	$669	$682
Customer related	4,313	4,522
Technology	945	1,064
Balance at end of period	$5,927	$6,268

Total amortization expense was $342 and $401 related to intangible assets for the three months ended December 31, 2022 and 2021, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2023 (remaining), 2024, 2025, 2026, and 2027 and thereafter is $1,016, $1,015, $725, $668, $555 and $1,948, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31, 2022	As of September 30, 2022
Compensation and benefits	$559	$477
Professional fees	156	186
Taxes	127	98
Insurance	140	-
Other	337	234
Balance at end of period	$1,319	$995

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7.   Long-term debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders. The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consisted of the following:

	As of December 31, 2022	As of September 30, 2022
Vendor loan payable (“Vendor loan”), accruing interest at 3.0% per annum. Principal and interest are payable in one remaining installment in March 2023.	$320	$292
Term loan payable, accruing interest at fixed rates ranging between 0.99% to 1.5% per annum, payable in monthly or quarterly payments of interest and principal and matured in October 2022.	-	44
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	428	389
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures in September 2025.	320	292
Total debt	1,068	1,017
Less: current portion	(443)	(429)
Long-term debt, net of current portion	$625	$588

At December 31, 2022, future maturities of long-term debt are as follows:

Fiscal year:
2023 (remaining)	$423
2024	206
2025	206
2026	78
2027	78
Thereafter	77
Total long-term debt	$1,068

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

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10 and (ii) divided by the conversion price in effect at the time of conversion. As of December 31, 2022 and September 30, 2022, the Company had no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 5,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The shares of Series B Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series B Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. As of December 31, 2022 and  September 30, 2022, the Company had no shares of Series B Preferred Stock outstanding.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The shares of Series C Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. Series C Preferred Stock vote on an as-converted basis along with shares of the Company’s common stock, are not entitled to receive dividends, unless specifically declared by our Board of Directors, and in the event of any liquidation, dissolution or winding up of the Company the holders of Series C Preferred Stock are entitled to receive in preference to the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any other stock, the amount equal to the stated value per share of Series C Preferred Stock. The Company  may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of December 31, 2022 and  September 30, 2022, the Company had 350 shares of Series C Preferred Stock outstanding, which were convertible into an aggregate of 38,889 shares of the Company’s common stock.

Series D Convertible Preferred Stock

The Company has designated 4,200 shares of its preferred stock as Series D Convertible Preferred Stock (“Series D Preferred Stock”).  The shares of Series D Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series D Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of December 31, 2022 and September 30, 2022, the Company had no shares of Series D Preferred Stock outstanding.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2016 Plan provides for the issuance in the aggregate of up to 1,650,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of December 31, 2022, there were 1,192,094 options outstanding and 204,907 shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the three months ended December 31, 2022 and 2021, compensation expense related to share-based payments was as follows:

	Three Months Ended December 31,
	2022	2021
Cost of revenue	$5	$8
Operating expenses	88	55
	$93	$63

As of December 31, 2022, the Company had approximately $0.7 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.2 years.

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

As of  December 31, 2022, the number of shares issuable upon exercise of the (i) Series A Warrants were 872,625 shares; (ii) Series C Warrants were 13,738 shares; (iii) the Placement Agent Warrants issued in connection with the Series C Preferred Stock were 11,992 shares; and (iv) Investor Warrants were 41,621 shares.

Series D Preferred Warrants – In May 2021, in connection with the issuance of the Company’s Series D Preferred Stock, the Company issued warrants to purchase the Company’s common stock. These warrants consisted of (i) warrants issued to investors in Series D Preferred Stock to purchase in the aggregate up to 592,106 shares of common stock with an initial term of five and a half years which ends on  November 16, 2026 and an initial exercise price of $2.51 and (ii) Placement Agents warrants to purchase an aggregate of 179,536 shares of common stock with an initial term of five years which ends on  May 12, 2026 and an initial exercise price of $2.85. Collectively, these warrants are referred to as the “Series D Preferred Warrants.”

The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of  December 31, 2022, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During three months ended December 31, 2022, and 2021, there were no warrants exercised and 26,605 Placement Agent Warrants were exercised, respectively.

Total warrants outstanding as December 31, 2022, were as follows:

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

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended December 31, 2022, the Company granted options to purchase 50,000 shares at an exercise price of $1.34, which vest ratably over a three-year period. During the three months ended December 31, 2021, the Company granted options to purchase 5,000 shares at an exercise price of $4.11, which vest ratably over a three-year period commencing on October 1, 2021.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the periods ended are as follows:

	Three months ended December 31,
	2022	2021
Weighted-average fair value per share option	$1.12	$2.96
Expected life (in years)	6.0	6.0
Volatility	108.5%	90.8%
Risk-free interest rate	3.8%	1.1%
Dividend yield	0.0%	0.0%

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

A summary of combined restricted stock, stock option and warrant activity for the three months ended December 31, 2022, is as follows:

	Restricted Stock	Stock Options		Stock Warrants
			Weighted Average		Weighted Average
	Awards	Awards	Exercise Price	Warrants	Exercise Price
Outstanding, October 1, 2022	200,000	1,157,927	$3.49	1,757,629	$3.64
Granted	-	50,000	1.34	-	-
Exercised	-	-	-	-	-
Forfeited	-	(15,833)	2.51	-	-
Expired	-	-	-	-	-
Outstanding, December 31, 2022	200,000	1,192,094	$3.41	1,757,629	$3.64
Options vested and exercisable, December 31, 2022		780,257	$4.23

As of December 31, 2022, there was no aggregate intrinsic value of options outstanding and exercisable, and the weighted-average remaining contractual term was 8.3 and 7.8 years, respectively.

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

Basic and diluted net income (loss) per share is computed as follows:

	Three Months Ended December 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net income (loss) - basic earnings per share	$(80)	$1,872
Effect on dilutive securities:
Change in fair value of in-the-money warrant derivative liabilities	(2)	(1,247)
Net income (loss) applicable to common shareholders – diluted earnings per share	$(82)	$625

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,417,609	10,189,012
Effect on dilutive securities:
Options	-	242,699
Warrants	13,213	155,017
Preferred Stock	-	38,889
Weighted-average shares outstanding for diluted earnings per share	10,430,822	10,625,617

Basic net income (loss) per share	$(0.01)	$0.18
Diluted net income (loss) per share	$(0.01)	$0.06

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	As of December 31,
	2022	2021
Stock options	1,192,094	244,348
Warrants	1,744,416	976,520
Convertible preferred stock	38,889	-

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended December 31,
	2022	2021
Revenues:
United States	$3,295	$3,360
International	788	926
	$4,083	$4,286

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $6.5 million and $6.7 million as of December 31, 2022 and September 30, 2022, respectively.

The Company’s revenue by type is as follows:

	Three Months Ended December 31,
	2022	2021
Revenues:
Digital engagement services	$854	$869
Subscription	2,832	3,014
Maintenance	136	117
Hosting	261	221
Perpetual licenses	-	65
	$4,083	$4,286

For the three months ended December 31, 2022 and 2021, no customers exceeded 10% of the Company’s total revenue.

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

The following table summarizes the classification and net change in deferred revenue as of and for the three months ended December 31, 2022:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2022	$1,943	$384
Increase (decrease)	(30)	(12)
Balance as of December 31, 2022	$1,913	$372

11.  Income Taxes

Income tax expense consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During the three months ended December 31, 2022 and 2021, the Company recognized an income tax expense of $6 and $3, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three months ended December 31, 2022, the Company was also a lessee/sublessor for certain office locations.

The components of net lease costs were as follows:

	Three Months Ended December 31,
	2022	2021
Condensed Consolidated Statement of Operations:
Operating lease cost	$50	$54
Variable lease cost	10	14
Less: Sublease income, net	(19)	(25)
Total	$41	$43

Cash paid for amounts included in the measurement of lease liabilities was $58 thousand and $47 thousand for the three months ended December 31, 2022 and 2021, all of which represents operating cash flows from operating leases. As of December 31, 2022, the weighted average remaining lease term was 3.5 years and the weighted average discount rate was 7.0%.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At December 31, 2022, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2023 (remaining)	$175	56	119
2024	157	25	132
2025	141	-	141
2026	72	-	72
2027	61	-	61
Thereafter	11	-	11
Total lease commitments	617	81	536
Less: Amount representing interest	(78)
Present value of lease liabilities	539
Less: current portion	(199)
Operating lease liabilities, net of current portion	$340

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of December 31, 2022 and September 30, 2022.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of December 31, 2022 and September 30, 2022, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of December 31, 2022, the Company was not engaged with any material legal proceedings.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

14.  Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. (“Taglich Brothers”), a New York based securities firm. Taglich Brothers were the Placement Agents for many of the Company’s private offerings and debt issuances. In connection with previous private offerings and debt issuances which occurred prior to the fiscal years presented in these consolidated financial statements, Taglich Brothers were granted Placement Agent Warrants to purchase 10,926 shares of common stock at a weighted average price of $761.61 per share. As of December 31, 2022, Michael Taglich beneficially owns approximately 3.6% of the Company’s stock.

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

In connection with February and May 2021 Offerings, Taglich Brothers, Inc. received warrants to purchase 82,945 shares of the Company’s common stock with a weighted average exercise price of $3.21 and weighted average term of 5.0 years.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements included in this section, other than statements or characterizations of historical fact, are forward-looking statements. These “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may" "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of the COVID–19 pandemic and related public health measures on our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission. Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as well as in the other documents that we file with the Securities and Exchange Commission.

This section should be read in combination with the accompanying unaudited condensed consolidated financial statements and related notes prepared in accordance with United States generally accepted accounting principles.

Overview

We offer a suite of marketing technology products that help companies grow online revenue by driving more traffic to their websites, converting more visitors to purchasers, and increasing average order value.

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

Customer Information

We currently have over 2,000 active customers. For the three months ended December 31, 2022 and 2021, no customer exceeded 10% of the Company’s revenue.

Results of Operations for the Three Months Ended December 31, 2022 compared to the Three Months Ended December 31, 2021

Total net revenue for each of the three months ended December 31, 2022 and 2021, was $4.1 million and $4.3 million, respectively. We had net income (loss) of ($0.08) million and $1.9 million for the three months ended December 31, 2022 and 2021, respectively. Included in the net loss for the three months ended December 31, 2022, was a gain of $0.3 million as a result of the change in the fair value of certain warrant liabilities. Included in the net income for the three months ended December 31, 2021, was a gain of $2.4 million as a result of the change in fair value of certain warrant liabilities. Basic and diluted net loss per share attributable to common shareholders was ($0.01) for the three months ended December 31, 2022. Basic net income per share attributable to common shareholders was $0.18 and diluted net income per share attributed to common shareholders was $0.06 for the three months ended December 31, 2021.

(in thousands)	Three Months Ended December 31,
			$	%
Revenue	2022	2021	Change	Change
Digital engagement services	$854	$869	$(15)	(2%)
% of total net revenue	21%	20%
Subscription and perpetual licenses	3,229	3,417	(188)	(6%)
% of total net revenue	79%	80%
Total net revenue	4,083	4,286	(203)	(5%)

Cost of revenue
Digital engagement services	418	451	(33)	(7%)
% of digital engagement services revenue	49%	52%
Subscription and perpetual licenses	861	829	32	4%
% of subscription and perpetual revenue	27%	24%
Total cost of revenue	1,279	1,280	(1)	0%
Gross profit	2,804	3,006	(202)	(7%)
Gross profit margin	69%	70%

Operating expenses
Sales and marketing	1,209	1,231	(22)	(2%)
% of total revenue	30%	29%
General and administrative	832	873	(41)	(5%)
% of total revenue	20%	20%
Research and development	747	859	(112)	(13%)
% of total revenue	18%	20%
Depreciation and amortization	378	424	(46)	(11%)
% of total revenue	9%	10%
Restructuring and acquisition related expenses	-	98	(98)	(100)%
% of total revenue	0%	2%
Total operating expenses	3,166	3,485	(319)	(9%)

Loss from operations	(362)	(479)	117	(24%)
Change in fair value of contingent consideration, interest income (expense), and other, net	(9)	(87)	78	90%
Change in fair value of warrant liabilities	297	2,441	(2,144)	(88%)
Income (loss) before income taxes	(74)	1,875	(1,949)	(104%)
Provision for income taxes	6	3	3	100%
Net income (loss)	$(80)	$1,872	$(1,952)	(104%)
Non-GAAP Measure:
Adjusted EBITDA	$115	$106	$9	8%

Revenue

Our revenue is derived from two sources: (i) digital engagement services and (ii) subscription and perpetual licenses.

Digital Engagement Services

Digital engagement services revenue is comprised of implementation and retainer-related services. Total revenue from digital engagement services of $0.9 million in December 31, 2022 decreased 2% from $0.9 million in December 31, 2021. Digital engagement services revenue as a percentage of total revenue increased to 21% in December 31, 2022 from 20% in December 31, 2021.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses decreased $0.2 million, or 6%, to $3.2 million for the three months ended December 31, 2022 compared to $3.4 million for the three months ended December 31, 2021. The decrease compared to the prior period is primarily due to a large customer, renewing for their 9th year, restructured their Website which reduced their subscription by half to $75 thousand per quarter and $0.1 million of non-recurring perpetual licenses in the three months ended December 31, 2021. Subscription and perpetual license revenue as a percentage of total revenue decreased to 79% from 80% for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

Cost of Revenue

Total cost of revenue for December 31, 2022 of $1.3 million was consistent with $1.3 million in the prior year comparable period.

Cost of Digital Engagement Services

Cost of digital engagement services decreased 7%, to $0.4 million for the three months ended December 31, 2022 from $0.5 million for the three months ended December 31, 2021. The decrease in cost of digital engagement services is primarily due to personnel costs. The cost of total digital engagement services as a percentage of total digital engagement services revenue decreased to 49% from 52%. The decrease as a percentage of revenues in December 2022 compared to December 2021 is primarily due to the overall decrease in personnel costs.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses increased 4% to $0.9 million for the three months ended December 31, 2022 from $0.8 million for the three months ended December 31, 2021. The increase in cost of subscription and perpetual licenses is primarily due to higher costs to operate our cloud-based hosting model with Amazon Web Services to support increased holiday traffic and additional personnel costs. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 27% for the three months ended December 31, 2022 from 24% for the three months ended December 31, 2021. The increase as a percentage of revenues is primarily due to the overall decrease in subscription and perpetual license revenue.

Gross Profit

Gross profit of $2.8 million decreased $0.2 million, or 7%, for the three months ended December 31, 2022 as compared to $3.0 million for the three months ended December 31, 2021. The gross profit margin decreased to 69% for the three months ended December 31, 2022 compared to 70% for the three months ended December 31, 2021. The decrease in the gross profit margin for December 2022 compared to December 2021 is primarily attributable to the decrease in the proportion of license revenue, which is generally associated with higher margins, to digital engagement service revenue.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $1.2 million for the three months ended December 31, 2022 decreased 2% from $1.2 million for the three months ended December 31, 2021. Sales and marketing expense as a percentage of total revenue was 30% for the three months ended December 31, 2022 and 29% for the three months ended December 31, 2021, respectively. The decrease in expenses compared to the prior period is primarily attributable to lower personnel costs offsetting additional sales and marketing costs.

General and Administrative Expenses

General and administrative expenses of $0.8 million for the three months ended December 31, 2022 decreased 5% from $0.9 million for the three months ended December 31, 2021. General and administrative expense as a percentage of total revenue remained consistent at 20% for the three months ended December 31, 2022 and 2021. The decrease in costs is primarily due to lower personnel costs.

Research and Development

Research and development expense of $0.7 million for the three months ended December 31, 2022 decreased $0.1 million, or 13%, from $0.9 million for the three months ended December 31, 2021. Research and development expense as a percentage of total revenue decreased to 18% for the three months ended December 31, 2022 compared to 20% for the three months ended December 31, 2021. These decreases compared to the prior period are primarily attributable to lower personnel costs.

Depreciation and Amortization

Depreciation and amortization expense of $0.4 million for the three months ended December 31, 2022 decreased 11% from $0.4 million for the three months ended December 31, 2021. Depreciation and amortization as a percentage of total revenue decreased to 9% for the three months ended December 31, 2022 compared to 10% for the three months ended December 31, 2021. These decreases are primarily due to completion of amortization of certain intangible assets from prior business acquisitions.

Income (loss) from Operations

The loss from operations was $0.4 million for the three months ended December 31, 2022 compared to a loss from operations of $0.5 million for the three months ended December 31, 2021, a decrease of $0.1 million or 24%.

Change in fair value of warrant liabilities

The Company recognized a gain related to the change in fair value of warrant liabilities of $0.3 million and $2.4 million, for the three months ended December 31, 2022 and December 31, 2021, respectively.

Provision for Income Taxes

The provision for income taxes was $6 thousand for the three months ended December 31, 2022 and $3 thousand for the three months ended December 31, 2021, respectively. Income tax expense consists of estimated liability for federal and state income taxes owed by the Company.  Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company maintains a valuation allowance against its net deferred tax assets.

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

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended December 31,
	2022	2021
Net income (loss)	$(80)	$1,872
Provision for income taxes	6	3
Change in fair value of contingent consideration and interest expense, net	9	87
Change in fair value of warrant liabilities	(297)	(2,441)
Amortization of intangible assets	342	401
Depreciation and other amortization	42	23
Restructuring and acquisition related charges	-	98
Stock-based compensation	93	63
Adjusted EBITDA	$115	$106

Adjusted EBITDA increased in the three months ended December 31, 2022 compared to December 31, 2021, which is primarily attributable to lower operating expenses.

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $82 thousand for the three months ended December 31, 2022, compared to cash provided by operating activities of $79 thousand for the three months ended December 31, 2021. The change in cash provided by operating activities, compared to the prior period, was primarily due to changes in accounts receivable and prepaid expenses and other current assets.

Investing Activities

Cash used in investing activities was $6 thousand for the three months ended December 31, 2022, related primarily to purchases of property and equipment. Cash used in investing activities was $64 thousand for the three months ended December 31, 2021, related software capitalization costs and purchases of property and equipment.

Financing Activities

Cash used in financing activities was $0.3 million for the three months ended December 31, 2022, primarily related to contingent consideration payments related to acquisitions completed during fiscal 2021. Cash used in financing activities was $2.5 million for the three months ended December 31, 2021, primarily related to payments of long-term debt and deferred purchase price payable and contingent consideration payments.

Capital Resources and Liquidity Outlook

In connection with an acquisition of a business completed during the 2021 fiscal year (WooRank), the Company assumed the outstanding long-term debt obligations of which approximately $1.1 million remains outstanding at December 31, 2022, with $0.4 million payable over the next twelve months.

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

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases and subleases is $0.5 million, of which $0.2 million is expected in the next twelve months. Debt payments on the Company’s various debt obligations total $1.1 million of which $0.4 million is expected to be paid in the next twelve months.

Critical Accounting Policies

These critical accounting policies and estimates by our management were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2022.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Revenue recognition;
●	Allowance for doubtful accounts;
●	Accounting for goodwill and other intangible assets;
●	Accounting for business combinations;
●	Accounting for common stock purchase warrants; and
●	Accounting for stock-based compensation.

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

Accounting for Common Stock Purchase Warrants

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

Accounting for Stock-Based Compensation

At December 31, 2022, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 8 of these consolidated financial statements.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2022.

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

From time to time, we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission on December 21, 2022.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission on December 21, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities in the three months ended December 31, 2022.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on December 14, 2018).

3.3	Amendment to the Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on September 20, 2021).

3.4	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014).

3.5	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 19, 2018).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Bridgeline Digital, Inc.
(Registrant)

February 14, 2023	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

February 14, 2023	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)