Form 10-Q
period 2023-03-31
Bridgeline Digital, Inc.
filed 2023-05-15
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of common stock par value $0.001 per share, outstanding as of May 15, 2023 was 10,417,609.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2023

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2023

Statements contained in this Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc.  These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of the COVID–19 pandemic and related public health measures that may affect our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability, instability in the financial markets, including the banking sector; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission.  Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Bridgeline Digital, Inc. assumes no obligation to, and does not currently intend to, update any such forward-looking statements, except as required by applicable law. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited) March 31, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,819	$2,856
Accounts receivable, net	1,148	1,182
Prepaid expenses and other current assets	463	242
Total current assets	4,430	4,280
Property and equipment, net	214	268
Operating lease assets	489	589
Intangible assets, net	5,582	6,268
Goodwill	15,985	15,985
Other assets	106	123
Total assets	$26,806	$27,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$210	$429
Current portion of operating lease liabilities	186	199
Accounts payable	1,250	972
Accrued liabilities	1,060	995
Current portion of purchase price and contingent consideration payable	-	250
Deferred revenue	2,420	1,943
Total current liabilities	5,126	4,788
Long-term debt, net of current portion (Note 7)	552	588
Operating lease liabilities, net of current portion	303	390
Warrant liabilities	281	749
Other long-term liabilities	672	646
Total liabilities	6,934	7,161

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at March 31, 2023 and September 30, 2022	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,417,609 shares issued and outstanding at March 31, 2023, and September 30, 2022	10	10
Additional paid-in capital	100,881	100,704
Accumulated deficit	(80,733)	(80,142)
Accumulated other comprehensive loss	(286)	(220)
Total stockholders’ equity	19,872	20,352
Total liabilities and stockholders’ equity	$26,806	$27,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net revenue:
Subscription and perpetual licenses	3,273	3,306	6,502	6,723
Digital engagement services	$821	$811	$1,675	$1,680
Total net revenue	4,094	4,117	8,177	8,403
Cost of revenue:
Subscription and perpetual licenses	840	868	1,701	1,697
Digital engagement services	422	466	840	917
Total cost of revenue	1,262	1,334	2,541	2,614
Gross profit	2,832	2,783	5,636	5,789
Operating expenses:
Sales and marketing	1,386	1,267	2,595	2,498
General and administrative	756	775	1,588	1,648
Research and development	926	865	1,673	1,724
Depreciation and amortization	381	416	759	840
Restructuring and acquisition related expenses	45	66	45	164
Total operating expenses	3,494	3,389	6,660	6,874
Loss from operations	(662)	(606)	(1,024)	(1,085)
Change in fair value of contingent consideration, interest expense and other, net	(10)	523	(19)	435
Change in fair value of warrant liabilities	171	434	468	2,875
Income (loss) before income taxes	(501)	351	(575)	2,225
Provision for income taxes	10	5	16	8
Net income (loss)	(511)	346	(591)	2,217
Net income (loss) per share attributable to common shareholders:
Basic net income (loss) per share	$(0.05)	$0.03	$(0.06)	$0.22
Diluted net income (loss) per share	$(0.05)	$0.03	$(0.06)	$0.10
Number of weighted average shares outstanding:
Basic	10,417,609	10,204,276	10,417,609	10,196,550
Diluted	10,430,710	10,340,910	10,430,766	10,423,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income (loss)	$(511)	$346	$(591)	$2,217
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(5)	42	(66)	83
Comprehensive income (loss)	$(516)	$388	$(657)	$2,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Three and Six Months Ended March 31, 2023
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2022	350	$-	10,417,609	$10	$100,704	$(80,142)	$(220)	$20,352
Stock-based compensation expense	-	-	-	-	93	-	-	93
Net income (loss)	-	-	-	-	-	(80)	-	(80)
Foreign currency translation	-	-	-	-	-	-	(61)	(61)
Balance at December 31, 2022	350	$-	10,417,609	$10	$100,797	$(80,222)	$(281)	$20,304
Stock-based compensation expense	-	-	-	-	84	-	-	84
Net income (loss)	-	-	-	-	-	(511)	-	(511)
Foreign currency translation	-	-	-	-	-	-	(5)	(5)
Balance at March 31, 2023	350	$-	10,417,609	$10	$100,881	$(80,733)	$(286)	$19,872

	For the Three and Six Months Ended March 31, 2022
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2021	350	$-	10,187,128	$10	$100,207	$(82,287)	$(353)	$17,577
Stock-based compensation expense	-	-	-	-	63	-	-	63
Issuance of common stock – warrants exercised	-	-	17,148	-	-	-	-	-
Net income (loss)	-	-	-	-	-	1,872	-	1,872
Foreign currency translation	-	-	-	-	-	-	41	41
Balance at December 31, 2021	350	$-	10,204,276	$10	$100,270	$(80,415)	$(312)	$19,553
Stock-based compensation expense	-	-	-	-	52	-	-	52
Issuance of common stock – stock options exercised	-	-	13,333	-	19	-	-	19
Net income (loss)	-	-	-	-	-	346	-	346
Foreign currency translation	-	-	-	-	-	-	42	42
Balance at March 31, 2022	350	$-	10,217,609	$10	$100,341	$(80,069)	$(270)	$20,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(591)	$2,217
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	686	797
Depreciation and other amortization	87	43
Change in fair value of contingent consideration	-	(471)
Change in fair value of warrant liabilities	(468)	(2,875)
Stock-based compensation	177	115
Changes in operating assets and liabilities
Accounts receivable	33	(38)
Prepaid expenses and other current assets	(221)	(284)
Other assets	-	(21)
Accounts payable and accrued liabilities	322	157
Deferred revenue	544	(506)
Other liabilities	(38)	(17)
Total adjustments	1,122	(3,100)
Net cash provided by (used in) operating activities	531	(883)
Cash flows from investing activities:
Software development capitalization costs	-	(46)
Purchase of property and equipment	(16)	(30)
Net cash used in investing activities	(16)	(76)
Cash flows from financing activities:
Proceeds from stock option exercises	-	19
Payments of contingent consideration and deferred cash payable	(250)	(2,681)
Payments of long-term debt	(329)	(494)
Net cash used in financing activities	(579)	(3,156)
Effect of exchange rate changes on cash and cash equivalents	27	(51)
Net decrease in cash and cash equivalents	(37)	(4,166)
Cash and cash equivalents at beginning of period	2,856	8,852
Cash and cash equivalents at end of period	$2,819	$4,686

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$29	$22
Income taxes	$42	$31

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and six months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending September 30, 2023. The accompanying September 30, 2022 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on December 21, 2022.

Recently Adopted Accounting Pronouncements

Debt—Debt with Conversion and Other Options

In  August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) (“ASU 2020-06”). The ASU 2020-06 simplifies the accounting for convertible instruments and application of the equity classification guidance and made certain disclosure amendments. In addition, this ASU also amends certain aspects of the earnings per share (“EPS”) guidance. ASU 2020-06 is effective for financial reporting periods beginning after  December 15, 2021, except smaller reporting companies for which this ASU is effective for financial reporting periods beginning after  December 15, 2023. Early adoption is permitted, and an entity should adopt this ASU as of the beginning of its annual fiscal year. The Company elected to early adopt ASU 2020-06 as of the first day of the fiscal year ending  September 30, 2023, using the modified retrospective approach which allows for a cumulative-effect adjustment to the opening balance of retained earnings or accumulated deficit in the period of adoption. The adoption of ASU 2020-06 did not have any impact on the accumulated deficit or any other components of the condensed consolidated balance sheet as of October 1, 2022 nor did it have a material impact on earnings per share for the three and six months ended March 31, 2023.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3.    Accounts Receivable

Accounts receivable consist of the following:

	As of March 31, 2023	As of September 30, 2022
Accounts receivable	$1,299	$1,332
Allowance for doubtful accounts	(151)	(150)
Accounts receivable, net	$1,148	$1,182

As of March 31, 2023 and September 30, 2022, no customer exceeded 10% of accounts receivable.

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

The carrying value of the Company’s accounts receivable and accounts payable approximates fair value due to their short-term nature. As of March 31, 2023 and September 30, 2022, the aggregate fair values of long-term debts were $0.6 million and $0.9 million, respectively, with an aggregate carrying value of $0.8 million and $1.0 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 27.7% - 93.3% and 54.4%, respectively, as of March 31, 2023, and 26.6% - 64.3% and 55.3%, respectively, as of September 30, 2022. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of March 31, 2023			As of September 30, 2022
	Montage Capital	Series C Preferred	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred
Volatility	78.2%	64.8%	78.5%	82.0%	83.9%	84.7%
Risk-free rate	3.90%	4.40%	3.74%	4.20%	4.20%	4.10%
Stock price	$0.91	$0.91	$0.91	$1.31	$1.31	$1.31

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company recognized gains of $171 and $434 for the three months ended March 31, 2023 and 2022, respectively, and $468 and $2,875 for the six months ended March 31, 2023 and 2022, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price, to the Monte Carlo option-pricing model.

The Company’s contingent consideration obligations were from arrangements resulting from acquisitions completed in prior periods not presented that involved potential future payment of consideration that was contingent upon the achievement of revenue targets and operational goals. Contingent consideration is recognized at its estimated fair value at the date of acquisition based on the Company’s expected probability of future payment, discounted using a weighted-average cost of capital in accordance with accepted valuation methodologies.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2023 and September 30, 2022, are as follows:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$12	$12
Series A and C	-	-	31	31
Series D	-	-	238	238
Total warrant liabilities	$-	$-	$281	$281

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$12	$12
Series A and C	-	-	234	234
Series D	-	-	503	503
Total warrant liabilities	-	-	749	749
Contingent consideration obligations	-	-	250	250
Total Liabilities	$-	$-	$999	$999

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

	Contingent Consideration Obligations	Warrant Liabilities
Balance at beginning of period, October 1, 2022	$250	$749
Additions	-	-
Payments or exercises	(250)	-
Adjustment to fair value	-	(297)
Balance at end of period, December 31, 2022	$-	$452
Additions	-	-
Payments or exercises	-	-
Adjustment to fair value	-	(171)
Balance at end of period, March 31, 2023	$-	$281

5.    Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of March 31, 2023	As of September 30, 2022
Domain and trade names	$657	$682
Customer related	4,101	4,522
Technology	824	1,064
Balance at end of period	$5,582	$6,268

Total amortization expense was $344 and $396 related to intangible assets for the three months ended March 31, 2023 and 2022, respectively, and $686 and $797 for the six months ended March 31, 2023 and 2022, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2023 (remaining), 2024, 2025, 2026, and 2027 and thereafter is $668, $1,018, $725, $668, $555 and $1,948, respectively.

6.    Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2023	As of September 30, 2022
Compensation and benefits	$540	$477
Professional fees	171	186
Taxes	83	98
Insurance	86	-
Other	180	234
Balance at end of period	$1,060	$995

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

7.    Long-term debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders. The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consisted of the following:

	As of March 31, 2023	As of September 30, 2022
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$435	$389
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures in September 2025.	327	292
Vendor loan payable (“Vendor loan”), accruing interest at 3.0% per annum. Matured in March 2023.	-	292
Term loan payable, accruing interest at fixed rates ranging between 0.99% to 1.5% per annum, payable in monthly or quarterly payments of interest and principal. Matured in October 2022.	-	44
Total debt	762	1,017
Less: current portion	(210)	(429)
Long-term debt, net of current portion	$552	$588

At March 31, 2023, future maturities of long-term debt are as follows:

Fiscal year:
2023 (remaining)	$105
2024	210
2025	210
2026	79
2027	79
Thereafter	79
Total long-term debt	$762

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

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10 and (ii) divided by the conversion price in effect at the time of conversion. As of March 31, 2023 and September 30, 2022, the Company had no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 5,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The shares of Series B Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series B Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. As of March 31, 2023 and  September 30, 2022, the Company had no shares of Series B Preferred Stock outstanding.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The shares of Series C Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. Series C Preferred Stock vote on an as-converted basis along with shares of the Company’s common stock, are not entitled to receive dividends, unless specifically declared by our Board of Directors, and in the event of any liquidation, dissolution or winding up of the Company the holders of Series C Preferred Stock are entitled to receive in preference to the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any other stock, the amount equal to the stated value per share of Series C Preferred Stock. The Company  may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of March 31, 2023 and  September 30, 2022, the Company had 350 shares of Series C Preferred Stock outstanding, which were convertible into an aggregate of 38,889 shares of the Company’s common stock.

Series D Convertible Preferred Stock

The Company has designated 4,200 shares of its preferred stock as Series D Convertible Preferred Stock (“Series D Preferred Stock”).  The shares of Series D Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series D Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of March 31, 2023 and September 30, 2022, the Company had no shares of Series D Preferred Stock outstanding.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2016 Plan provides for the issuance in the aggregate of up to 1,650,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of March 31, 2023, there were 1,184,538 options outstanding and 212,407 shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the three and six months ended March 31, 2023 and 2022, compensation expense related to share-based payments was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Cost of revenue	$1	$5	$6	$13
Operating expenses	83	47	171	102
	$84	$52	$177	$115

As of March 31, 2023, the Company had approximately $0.6 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 1.9 years.

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

As of  March 31, 2023, the number of shares issuable upon exercise of the (i) Series A Warrants were 872,625 shares; (ii) Series C Warrants were 13,738 shares; (iii) the Placement Agent Warrants issued in connection with the Series C Preferred Stock were 11,992 shares; and (iv) Investor Warrants were 41,621 shares.

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

The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of  March 31, 2023, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

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

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

During six months ended March 31, 2023, and 2022, there were no warrants exercised and 26,605 Placement Agent Warrants were exercised, respectively.

Total warrants outstanding as March 31, 2023, were as follows:

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

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended March 31, 2023 and 2022, no options were granted. During the six months ended March 31, 2023, the Company granted options to purchase 50,000 shares at an exercise price of $1.34, which vest ratably over a three-year period. During the six months ended March 31, 2022, the Company granted options to purchase 5,000 shares at an exercise price of $3.99, which vest ratably over a three-year period commencing on October 1, 2021.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the periods ended are as follows:

	Six months ended March 31,
	2023	2022
Weighted-average fair value per share option	$1.12	$2.96
Expected life (in years)	6.0	6.0
Volatility	108.5%	90.8%
Risk-free interest rate	3.8%	1.1%
Dividend yield	0.0%	0.0%

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

A summary of combined restricted stock, stock option and warrant activity for the three months ended March 31, 2023, is as follows:

	Restricted Stock	Stock Options		Stock Warrants
			Weighted Average		Weighted Average
	Awards	Awards	Exercise Price	Warrants	Exercise Price
Outstanding, October 1, 2022	200,000	1,157,927	$3.49	1,757,629	$3.64
Granted	-	50,000	1.34	-	-
Exercised	-	-	-	-	-
Forfeited	-	(23,333)	2.51	-	-
Expired	-	(56)	1,946.43	-	-
Outstanding, March 31, 2023	200,000	1,184,538	$3.33	1,757,629	$3.64
Options vested and exercisable, March 31, 2023		807,035	$4.00

As of March 31, 2023, there was no aggregate intrinsic value of options outstanding and exercisable, and the weighted-average remaining contractual term was 8.0 and 7.6 years, respectively.

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

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net income (loss) – basic earnings per share	$(511)	$346	$(591)	$2,217
Effect of dilutive securities:
Change in fair value of in-the-money warrant derivative liabilities	(3)	(4)	(5)	(1,144)
Net income (loss) applicable to common shareholders - diluted earnings per share	$(514)	$342	$(596)	$1,073

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,417,609	10,204,276	10,417,609	10,196,550
Effect of dilutive securities:
Options	-	84,361	-	163,530
Warrants	13,101	13,384	13,157	24,817
Preferred stock	-	38,889	-	38,889
Weighted-average shares outstanding for diluted earnings per share	10,430,710	10,340,910	10,430,766	10,423,786

Basic net income (loss) per share	$(0.05)	$0.03	$(0.06)	$0.22
Diluted net income (loss) per share	$(0.05)	$0.03	$(0.06)	$0.10

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Stock options	1,184,538	263,938	1,184,538	242,938
Warrants	1,743,891	1,748,162	1,743,891	1,156,056
Series C Convertible Preferred Stock	350	-	350	-

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues:	2023	2022	2023	2022
United States	$3,331	$3,121	$6,626	$6,481
International	763	996	1,551	1,922
	$4,094	$4,117	$8,177	$8,403

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $6.3 million and $6.7 million as of March 31, 2023 and September 30, 2022, respectively.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues:	2023	2022	2023	2022
Subscription	$2,869	$2,953	$5,701	$6,032
Maintenance	146	120	282	237
Hosting	258	233	519	454
Digital engagement services	821	811	1,675	1,680
	$4,094	$4,117	$8,177	$8,403

For the three and six months ended March 31, 2023 and 2022, no customers exceeded 10% of the Company’s total revenue.

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

The following table summarizes the classification and net change in deferred revenue as of and for the three and six months ended March 31, 2023:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2022	$1,943	$384
Increase (decrease)	(30)	(12)
Balance as of December 31, 2022	$1,913	$372
Increase (decrease)	507	(24)
Balance as of March 31, 2023	$2,420	$348

11.  Income Taxes

Income tax expense consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During the three months ended March 31, 2023 and 2022, the Company recognized an income tax expense of $10 and $5, respectively, and during the six months ended March 31, 2023 and 2022, the Company recognized an income tax of $16 and $8, respectively.

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three and six months ended March 31, 2023, the Company was also a lessee/sublessor for certain office locations.

The components of net lease costs were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Condensed Consolidated Statement of Operations:
Operating lease cost	$50	$34	$100	$78
Variable lease cost	10	11	20	27
Less: Sublease income, net	(19)	(20)	(37)	(51)
Total	$41	$25	$83	$54

Cash paid for amounts included in the measurement of lease liabilities was $116 thousand and $177 thousand for the six months ended March 31, 2023 and 2022, all of which represents operating cash flows from operating leases. As of March 31, 2023, the weighted average remaining lease term was 3.3 years and the weighted average discount rate was 7.0%.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

At March 31, 2023, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2023 (remaining)	$117	37	80
2024	157	25	132
2025	141	-	141
2026	72	-	72
2027	61	-	61
Thereafter	9	-	9
Total lease commitments	557	62	495
Less: Amount representing interest	(68)
Present value of lease liabilities	489
Less: current portion	(186)
Operating lease liabilities, net of current portion	$303

13.   Commitments and Contingencies

The Company leases certain of its buildings under noncancelable lease agreements. Refer to the Leases footnote (Note 12) of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of March 31, 2023 and September 30, 2022.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of March 31, 2023 and September 30, 2022, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of March 31, 2023, the Company was not engaged with any material legal proceedings.

BRIDGELINE DIGITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

14.  Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. (“Taglich Brothers”), a New York based securities firm. Taglich Brothers were the Placement Agents for many of the Company’s private offerings and debt issuances. In connection with previous private offerings and debt issuances which occurred prior to the fiscal years presented in these consolidated financial statements, Taglich Brothers were granted Placement Agent Warrants to purchase 10,926 shares of common stock at a weighted average price of $761.61 per share. As of March 31, 2023, Michael Taglich beneficially owns approximately 3.6% of the Company’s stock.

In consideration of previous loans made by Michael Taglich to the Company and the personal guaranty on a former third-party credit facility no longer maintained by the Company, Mr. Taglich has been issued warrants to purchase common stock totaling 1,080 shares at an exercise price of $1,000 per share.

In November 2018, the Company engaged Taglich Brothers Inc, on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities. Michael Taglich, a director and shareholder of the Company, is the President and Chairman of Taglich Brothers Inc. Fees for the services were $8 per month for three months and $5 per month thereafter, cancellable at any time. Taglich Brothers Inc. could also earn a success fee ranging from $200 thousand for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million.

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

All statements included in this section, other than statements or characterizations of historical fact, are forward-looking statements. These “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may" "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, the impact of the COVID–19 pandemic and related public health measures that may affect our financial results; business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; instability in the financial markets, including the banking sector; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission. Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as well as in the other documents that we file with the Securities and Exchange Commission.

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

Customer Information

We currently have over 2,000 active customers. For the three and six months ended March 31, 2023 and 2022, no customer exceeded 10% of the Company’s revenue.

Results of Operations for the Three and Six Months Ended March 31, 2023 compared to the Three and Six Months Ended March 31, 2022

Total net revenue for each of the three months ended March 31, 2023 and 2022, was $4.1 million and $4.1 million, respectively. We had net income (loss) of ($0.5) million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Included in the net income (loss) for the three months ended March 31, 2023 and 2022, was a gain of $0.2 million and $0.4 million, respectively, as a result of the change in the fair value of certain warrant liabilities. Basic and diluted net loss per share attributable to common shareholders was ($0.05) for the three months ended March 31, 2023. Basic and diluted net loss per share attributable to common shareholders was $0.03 for the three months ended March 31, 2022.

Total net revenue for the six months ended March 31, 2023 and 2022, was $8.2 million and $8.4 million, respectively. We had net income (loss) of ($0.6) million and $2.2 million for the six months ended March 31, 2023 and 2022, respectively. Included in the net income (loss) for the six months ended March 31, 2023, was a gain of $0.5 million and $2.9 million, respectively, as a result of the change in the fair value of certain warrant liabilities. Basic and diluted net loss per share attributable to common shareholders was ($0.06) for the six months ended March 31, 2023. Basic net income per share attributable to common shareholders was $0.22 and diluted net income per share attributed to common shareholders was $0.10 for the six months ended March 31, 2022.

(in thousands)	Three Months Ended March 31,						Six Months Ended March 31,
					$	%					$	%
Revenue	2023	%	2022	%	Change	Change	2023	%	2022	%	Change	Change
Subscription and perpetual licenses	$3,273	80%	$3,306	80%	$(33)	(1%)	$6,502	80%	$6,723	80%	(221)	(3%)
Digital engagement services	821	20%	811	20%	10	1%	1,675	20%	1,680	20%	(5)	(0%)
Total net revenue	4,094		4,117		(23)	(1%)	8,177		8,403		(226)	(3%)

Cost of revenue
Subscription and perpetual licenses	840	26%	868	26%	(28)	(3%)	1,701	26%	1,697	25%	4	0%
Digital engagement services	422	51%	466	57%	(44)	(9%)	840	50%	917	55%	(77)	(8%)
Total cost of revenue	1,262	31%	1,334	32%	(72)	(5%)	2,541	31%	2,614	31%	(73)	(3%)
Gross profit	2,832	69%	2,783	68%	49	2%	5,636	69%	5,789	69%	(153)	(3%)

Operating expenses
Sales and marketing	1,386	34%	1,267	31%	119	9%	2,595	32%	2,498	30%	96	4%
General and administrative	756	18%	775	19%	(19)	(2%)	1,588	19%	1,648	20%	(60)	(4%)
Research and development	926	23%	865	21%	61	7%	1,673	20%	1,724	21%	(101)	(6%)
Depreciation and amortization	381	9%	416	10%	(35)	(8%)	759	9%	840	10%	(81)	(10%)
Restructuring and acquisition related expenses	45	1%	66	2%	(21)	(32%)	45	1%	164	2%	(119)	(73%)
Total operating expenses	3,494		3,389		105	3%	6,660		6,874		(214)	(3%)

Loss from operations	(662)		(606)		(56)	9%	(1,024)		(1,085)		61	(6%)
Change in fair value of contingent consideration, interest expense and other, net	(10)		523		(533)	(102%)	(19)		435		(454)	(104%)
Change in fair value of warrant liabilities	171		434		(263)	(61%)	468		2,875		(2,407)	(84%)
Income (loss) before income taxes	(501)		351		(852)	(243%)	(575)		2,225		(2,800)	(126%)
Provision for income taxes	10		5		5	100%	16		8		8	100%
Net income (loss)	$(511)		$346		$(857)	(248%)	$(591)		$2,217		$(2,808)	(127%)
Non-GAAP Measure:
Adjusted EBITDA	$(144)		$(72)		$(72)	100%	$(29)		$34		$(63)	(185%)

Revenue

Our revenue is derived from two sources: (i) subscription and perpetual licenses and (ii) digital engagement services.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses for the three months ended March 31, 2023 of $3.3 million decreased slightly from $3.3 million for the three months ended March 31, 2022. Revenue from subscription (SaaS) and perpetual licenses for the six months ended March 31, 2023 of $6.5 million decreased $0.2 million or 3%, from $6.7 million for the six months ended March 31, 2022. The decrease for the six months ended March 31, 2023 compared to the prior period partially resulted from $0.1 million of perpetual license sales in the prior year period. Subscription and perpetual license revenue as a percentage of total revenue remained consistent at 80% for the three and six months ended March 31, 2023 and 2022.

Digital Engagement Services

Revenue from digital engagement services of $0.8 million for the three months ended March 31, 2023 increased slightly from $0.8 million for the three months ended March 31, 2022. Revenue from digital engagement services for the six months ended March 31, 2023 and 2022 was $1.7 million. Digital engagement services revenue as a percentage of total revenue remained consistent at 20% during the three and six months ended March 31, 2023 and 2022.

Cost of Revenue

Total cost of revenue of $1.3 million for the three months ended March 31, 2023 decreased slightly from $1.3 million in the prior comparable period. Total cost of revenue of $2.5 million for the six months ended March 31, 2023 decreased $0.1 million, or 3%, compared to $2.6 million in the comparable period.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses of $0.8 million for the three months ended March 31, 2023 decreased 3% from $0.9 million for the three months ended March 31, 2022. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue remained consistent at 26% for the three months ended March 31, 2023 and 2022.

Cost of subscription and perpetual licenses of $1.7 million for the six months ended March 31, 2023 remained consistent with the prior comparable period. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 26% for the six months ended March 31, 2023 from 25% for the six months ended March 31, 2022.

The increase as a percentage of revenues is primarily due to the overall decrease in subscription and perpetual license revenue.

Cost of Digital Engagement Services

Cost of digital engagement services of $0.4 million for the three months ended March 31, 2023 decreased 9% from $0.5 million for the three months ended March 31, 2022. The cost of total digital engagement services as a percentage of total digital engagement services revenue decreased to 51% from 57%.

Cost of digital engagement services of $0.8 million for the six months ended March 31, 2023 decreased 8% from $0.9 million for the six months ended March 31, 2022. The cost of total digital engagement services as a percentage of total digital engagement services revenue decreased to 50% from 55%.

The decrease in cost of digital engagement services in each of the three and six month periods is primarily due to an overall decrease in personnel costs.

Gross Profit

Gross profit of $2.8 million for the three months ended March 31, 2023 increased 2%, compared to $2.8 million for the three months ended March 31, 2022. The gross profit margin was 69% and 68% for the three months ended March 31, 2023 and 2022, respectively. Gross profit of $5.6 million decreased $0.2 million, or 3%, for the six months ended March 31, 2023, compared to $5.8 million for the six months ended March 31, 2022. The gross profit margin was consistent of 69% for the six months ended March 31, 2023 and 2022.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $1.4 million for the three months ended March 31, 2023 increased 9% from $1.3 million for the three months ended March 31, 2022. Sales and marketing expense as a percentage of total revenue was 34% for the three months ended March 31, 2023 and 31% for the three months ended March 31, 2022.

Sales and marketing expenses of $2.6 million for the six months ended March 31, 2023 increased 4% from $2.5 million for the six months ended March 31, 2022. Sales and marketing expense as a percentage of total revenue was 32% for the six months ended March 31, 2023 and 30% for the six months ended March 31, 2022.

The increases in expenses compared to the prior period is primarily attributable to additional marketing spend on leads and conferences.

General and Administrative Expenses

General and administrative expenses of $0.8 million for the three months ended March 31, 2023 decreased 2% from $0.8 million for the three months ended March 31, 2022. General and administrative expense as a percentage of total revenue was 18% for the three months ended March 31, 2023 and 19% for the three months ended March 31, 2022.

General and administrative expenses of $1.6 million for the six months ended March 31, 2023 decreased 4% from $1.6 million for the three months ended March 31, 2022. General and administrative expense as a percentage of total revenue was 19% for the three months ended March 31, 2023 and 20% for the three months ended March 31, 2022.

The decrease in costs in both the three and six month comparable period is primarily due to lower external professional fees.

Research and Development

Research and development expenses of $0.9 million for the three months ended March 31, 2023 increased 7%, from $0.9 million for the three months ended March 31, 2022. Research and development expenses as a percentage of total revenue was 23% for the three months ended March 31, 2023 and 21% for the three months ended March 31, 2022.

Research and development expenses of $1.7 million for the six months ended March 31, 2023 decreased $0.1 million, or 3%, from $1.7 million for the six months ended March 31, 2022. Research and development expenses as a percentage of total revenue decreased to 20% for the six months ended March 31, 2023 from 21% for the six months ended March 31, 2022.

The changes for each of the comparable periods is primarily attributable to personnel costs.

Depreciation and Amortization

Depreciation and amortization expense of $0.4 million for the three months ended March 31, 2023 was 8% lower than the $0.4 million for the three months ended March 31, 2022. Depreciation and amortization as a percentage of total revenue decreased to 9% for the three months ended March 31, 2023, compared to 10% for the three months ended March 31, 2022. Depreciation and amortization expense of $0.8 million for the six months ended March 31, 2023 was 10% lower than the $0.8 million for the six months ended March 31, 2022. Depreciation and amortization as a percentage of total revenue decreased to 9% for the six months ended March 31, 2023, compared to 10% for the six months ended March 31, 2022. These decreases are primarily due to completion of amortization of certain intangible assets from prior business acquisitions.

Restructuring and Acquisition-Related Expenses

During the three and six months ended March 31, 2023, the Company incurred acquisition-related expenses of $45 thousand.   During the three and six months ended March 31, 2022, the Company incurred acquisition-related expenses of $66 thousand and $164 thousand, respectively. During the three and six months ended March 31, 2023, expenses incurred were primarily related to legal costs.  During the three and six months ended March 31, 2022, expenses incurred were related to further acquisition integrations.

Loss from Operations

The loss from operations was $0.7 million and $0.6 million for the three months ended March 31, 2023 and 2022, an increase of $0.1 million or 9%. The loss from operations was $1.0 million for the six months ended March 31, 2023, compared to a loss from operations of $1.1 million for the six months ended March 31, 2022, a decrease of $0.1 million or 6%.

Change in fair value of contingent consideration, interest expense and other, net

During the three and six months ended March 31, 2023, the change in fair value of contingent consideration, interest expense and other, net, decreased $0.5 million and $0.4 million, respectively, compared to the prior period. During the three and six months ended March 31, 2022, change in fair value of contingent consideration, interest expense and other, net, was $0.5 million and $0.4 million, respectively, and was primarily the result of changes in fair value of contingent consideration.

Change in fair value of warrant liabilities

The Company recognized a gain related to the change in fair value of warrant liabilities of $0.2 million and $0.4 million, for the three months ended March 31, 2023 and 2022, respectively. The Company recognized a gain related to the change in fair value of warrant liabilities of $0.5 million and $2.9 million, for the six months ended March 31, 2023 and 2022, respectively.

Provision for Income Taxes

The provision for income taxes was $10 thousand for the three months ended March 31, 2023 and $5 thousand for the three months ended March 31, 2022, respectively. The provision for income taxes was $16 thousand for the six months ended March 31, 2023 and $8 thousand for the three months ended March 31, 2022, respectively. Income tax expense consists of estimated liability for federal and state income taxes owed by the Company.  Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company maintains a valuation allowance against its net deferred tax assets.

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

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income (loss)	$(511)	$346	$(591)	$2,217
Provision for income tax	10	5	16	8
Change in fair value of contingent consideration, interest expense and other, net	10	(523)	19	(435)
Change in fair value of warrants	(171)	(434)	(468)	(2,875)
Amortization of intangible assets	344	396	686	797
Depreciation and other amortization	45	20	87	43
Restructuring and acquisition related charges	45	66	45	164
Stock-based compensation	84	52	177	115
Adjusted EBITDA	$(144)	$(72)	$(29)	$34

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $0.5 million for the six months ended March 31, 2023, compared to cash used in operating activities of $0.9 million for the six months ended March 31, 2022. The change in cash provided by operating activities, compared to the prior period, was primarily due to changes in accounts payable and deferred revenue.

Investing Activities

Cash used in investing activities was $16 thousand for the six months ended March 31, 2023, related primarily to purchases of property and equipment. Cash used in investing activities was $76 thousand for the six months ended March 31, 2022, related to software capitalization costs and purchases of property and equipment.

Financing Activities

Cash used in financing activities was $0.6 million for the six months ended March 31, 2023, primarily related to contingent consideration and long-term debt payments related to acquisitions completed during fiscal 2021. Cash used in financing activities was $3.2 million for the six months ended March 31, 2022, primarily related to payments of long-term debt and deferred purchase price payable and contingent consideration payments.

Capital Resources and Liquidity Outlook

In connection with an acquisition of a business completed during the 2021 fiscal year (WooRank), the Company assumed the outstanding long-term debt obligations of which approximately $0.8 million remains outstanding at March 31, 2023, with $0.2 million payable over the next twelve months.

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

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases is $0.6 million, of which $0.2 million is expected in the next twelve months. Debt payments on the Company’s various debt obligations total $0.8 million of which $0.2 million is expected to be paid in the next twelve months.

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

Accounting for Stock-Based Compensation

At March 31, 2023, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 8 of these consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2023.

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

There were no sales of unregistered equity securities in the six months ended March 31, 2023.

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

Bridgeline Digital, Inc.
(Registrant)

May 15, 2023	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

May 15, 2023	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)