Form 10-Q
period 2023-06-30
Bridgeline Digital, Inc.
filed 2023-08-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of common stock par value $0.001 per share, outstanding as of August 10, 2023 was 10,417,609.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2023

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2023

Statements contained in this Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc.  These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability, instability in the financial markets, including the banking sector; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission.  Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Bridgeline Digital, Inc. assumes no obligation to, and does not currently intend to, update any such forward-looking statements, except as required by applicable law. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited) June 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,607	$2,856
Accounts receivable, net	1,005	1,182
Prepaid expenses and other current assets	400	242
Total current assets	4,012	4,280
Property and equipment, net	185	268
Operating lease assets	439	589
Intangible assets, net	5,236	6,268
Goodwill	15,985	15,985
Other assets	87	123
Total assets	$25,944	$27,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$210	$429
Current portion of operating lease liabilities	167	199
Accounts payable	1,138	972
Accrued liabilities	862	995
Current portion of purchase price and contingent consideration payable	-	250
Deferred revenue	2,512	1,943
Total current liabilities	4,889	4,788
Long-term debt, net of current portion (Note 7)	533	588
Operating lease liabilities, net of current portion	272	390
Warrant liabilities	388	749
Other long-term liabilities	644	646
Total liabilities	6,726	7,161

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at June 30, 2023 and September 30, 2022	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,417,609 shares issued and outstanding at June 30, 2023 and September 30, 2022	10	10
Additional paid-in capital	100,980	100,704
Accumulated deficit	(81,514)	(80,142)
Accumulated other comprehensive loss	(258)	(220)
Total stockholders’ equity	19,218	20,352
Total liabilities and stockholders’ equity	$25,944	$27,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net revenue:
Subscription and perpetual licenses	$3,168	$3,394	$9,670	$10,117
Digital engagement services	742	812	2,417	2,492
Total net revenue	3,910	4,206	12,087	12,609
Cost of revenue:
Subscription and perpetual licenses	848	835	2,549	2,532
Digital engagement services	419	436	1,259	1,353
Total cost of revenue	1,267	1,271	3,808	3,885
Gross profit	2,643	2,935	8,279	8,724
Operating expenses:
Sales and marketing	1,197	1,382	3,792	3,880
General and administrative	779	812	2,367	2,460
Research and development	936	771	2,609	2,495
Depreciation and amortization	384	373	1,143	1,213
Restructuring and acquisition related expenses	12	-	57	164
Total operating expenses	3,308	3,338	9,968	10,212
Loss from operations	(665)	(403)	(1,689)	(1,488)
Change in fair value of contingent consideration, interest expense and other, net	-	(8)	(19)	427
Change in fair value of warrant liabilities	(107)	818	361	3,693
Income (loss) before income taxes	(772)	407	(1,347)	2,632
Provision for income taxes	9	4	25	12
Net income (loss)	(781)	403	(1,372)	2,620
Net income (loss) per share attributable to common shareholders:
Basic net income (loss) per share	$(0.07)	$0.04	$(0.13)	$0.26
Diluted net income (loss) per share	$(0.07)	$0.04	$(0.13)	$0.25
Number of weighted average shares outstanding:
Basic	10,417,609	10,217,609	10,417,609	10,203,570
Diluted	10,417,609	10,269,752	10,424,187	10,364,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(781)	$403	$(1,372)	$2,620
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	28	24	(38)	107
Comprehensive income (loss)	$(753)	$427	$(1,410)	$2,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Three and Nine Months Ended June 30, 2023
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2022	350	$-	10,417,609	$10	$100,704	$(80,142)	$(220)	$20,352
Stock-based compensation expense	-	-	-	-	93	-	-	93
Net income (loss)	-	-	-	-	-	(80)	-	(80)
Foreign currency translation	-	-	-	-	-	-	(61)	(61)
Balance at December 31, 2022	350	$-	10,417,609	$10	$100,797	$(80,222)	$(281)	$20,304
Stock-based compensation expense	-	-	-	-	84	-	-	84
Net income (loss)	-	-	-	-	-	(511)	-	(511)
Foreign currency translation	-	-	-	-	-	-	(5)	(5)
Balance at March 31, 2023	350	$-	10,417,609	$10	$100,881	$(80,733)	$(286)	$19,872
Stock-based compensation expense	-	-	-	-	99	-	-	99
Net income (loss)	-	-	-	-	-	(781)	-	(781)
Foreign currency translation	-	-	-	-	-	-	28	28
Balance at June 30, 2023	350	$-	10,417,609	$10	$100,980	$(81,514)	$(258)	$19,218

	For the Three and Nine Months Ended June 30, 2022
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2021	350	$-	10,187,128	$10	$100,207	$(82,287)	$(353)	$17,577
Stock-based compensation expense	-	-	-	-	63	-	-	63
Issuance of common stock – warrants exercised	-	-	17,148	-	-	-	-	-
Net income	-	-	-	-	-	1,872	-	1,872
Foreign currency translation	-	-	-	-	-	-	41	41
Balance at December 31, 2021	350	$-	10,204,276	$10	$100,270	$(80,415)	$(312)	$19,553
Stock-based compensation expense	-	-	-	-	52	-	-	52
Issuance of common stock – stock options exercised	-	-	13,333	-	19	-	-	19
Net income	-	-	-	-	-	346	-	346
Foreign currency translation	-	-	-	-	-	-	42	42
Balance at March 31, 2022	350	$-	10,217,609	$10	$100,341	$(80,069)	$(270)	$20,012
Stock-based compensation expense	-	-	-	-	249	-	-	249
Net income	-	-	-	-	-	403	-	403
Foreign currency translation	-	-	-	-	-	-	24	24
Balance at June 30, 2022	350	$-	10,217,609	$10	$100,590	$(79,666)	$(246)	$20,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,372)	$2,620
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	1,032	1,151
Depreciation and other amortization	132	62
Change in fair value of contingent consideration	-	(631)
Change in fair value of warrant liabilities	(361)	(3,693)
Stock-based compensation	276	364
Changes in operating assets and liabilities
Accounts receivable	186	(412)
Prepaid expenses and other current assets	(162)	(167)
Other assets	10	(6)
Accounts payable and accrued liabilities	7	(17)
Deferred revenue	636	(293)
Other liabilities	(35)	24
Total adjustments	1,721	(3,618)
Net cash provided by (used in) operating activities	349	(998)
Cash flows from investing activities:
Purchase of property and equipment	(23)	(89)
Software development capitalization costs	-	(78)
Net cash used in investing activities	(23)	(167)
Cash flows from financing activities:
Payments of contingent consideration and deferred cash payable	(250)	(3,139)
Payments of long-term debt	(385)	(555)
Proceeds from stock option exercises	-	19
Net cash used in financing activities	(635)	(3,675)
Effect of exchange rate changes on cash and cash equivalents	60	(119)
Net decrease in cash and cash equivalents	(249)	(4,959)
Cash and cash equivalents at beginning of period	2,856	8,852
Cash and cash equivalents at end of period	$2,607	$3,893

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$49	$36
Income taxes	$42	$31

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and nine months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending September 30, 2023. The accompanying September 30, 2022 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on December 21, 2022.

Recently Adopted Accounting Pronouncements

Debt—Debt with Conversion and Other Options

In  August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) (“ASU 2020-06”). The ASU 2020-06 simplifies the accounting for convertible instruments and application of the equity classification guidance and made certain disclosure amendments. In addition, this ASU also amends certain aspects of the earnings per share (“EPS”) guidance. ASU 2020-06 is effective for financial reporting periods beginning after  December 15, 2021, except smaller reporting companies for which this ASU is effective for financial reporting periods beginning after  December 15, 2023. Early adoption is permitted, and an entity should adopt this ASU as of the beginning of its annual fiscal year. The Company elected to early adopt ASU 2020-06 as of the first day of the fiscal year ending  September 30, 2023, using the modified retrospective approach which allows for a cumulative-effect adjustment to the opening balance of retained earnings or accumulated deficit in the period of adoption. The adoption of ASU 2020-06 did not have any impact on the accumulated deficit or any other components of the condensed consolidated balance sheet as of October 1, 2022 nor did it have a material impact on earnings per share for the three and nine months ended June 30, 2023.

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

BRIDGELINE D
IGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of June 30, 2023	As of September 30, 2022
Accounts receivable	$1,169	$1,332
Allowance for doubtful accounts	(164)	(150)
Accounts receivable, net	$1,005	$1,182

As of June 30, 2023 and September 30, 2022, no customer exceeded 10% of accounts receivable.

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

The carrying value of the Company’s accounts receivable and accounts payable approximates fair value due to their short-term nature. As of June 30, 2023 and September 30, 2022, the aggregate fair values of long-term debts were $0.6 million and $0.9 million, respectively, with an aggregate carrying value of $0.7 million and $1.0 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 28.1% - 61.8% and 50.3%, respectively, as of June 30, 2023, and 26.6% - 64.3% and 54.7%, respectively, as of September 30, 2022. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of June 30, 2023			As of September 30, 2022
	Montage Capital	Series C Preferred	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred
Volatility	75.7%	59.4%	79.1%	82.0%	83.9%	84.7%
Risk-free rate	4.8%	5.3%	4.4%	4.2%	4.2%	4.1%
Stock price	$1.18	$1.18	$1.18	$1.31	$1.31	$1.31

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company recognized gains/(losses) of ($107) and $818 for the three months ended June 30, 2023 and 2022, respectively, and $361 and $3,693 for the nine months ended June 30, 2023 and 2022, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price, to the Monte Carlo option-pricing model.

The Company’s contingent consideration obligations were from arrangements resulting from acquisitions completed in prior periods not presented that involve potential future payment of consideration that were contingent upon the achievement of revenue targets and operational goals. Contingent consideration is recognized at its estimated fair value at the date of acquisition based on the Company’s expected probability of future payment, discounted using a weighted-average cost of capital in accordance with accepted valuation methodologies.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2023 and September 30, 2022, are as follows:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$12	$12
Series A and C	-	-	37	37
Series D	-	-	339	339
Total warrant liabilities	$-	$-	$388	$388

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$12	$12
Series A and C	-	-	234	234
Series D	-	-	503	503
Total warrant liabilities	-	-	749	749
Contingent consideration obligations	-	-	250	250
Total Liabilities	$-	$-	$999	$999

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

	Contingent Consideration Obligations	Warrant Liabilities
Balance at beginning of period, October 1, 2022	$250	$749
Additions	-	-
Payments or exercises	(250)	-
Adjustment to fair value	-	(297)
Balance at end of period, December 31, 2022	$-	$452
Additions	-	-
Payments or exercises	-	-
Adjustment to fair value	-	(171)
Balance at end of period, March 31, 2023	$-	$281
Additions	-	-
Exercises or payments	-	-
Adjustment to fair value	-	107
Balance at end of period, June 30, 2023	$-	$388

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of June 30, 2023	As of September 30, 2022
Domain and trade names	$643	$682
Customer related	3,889	4,522
Technology	704	1,064
Balance at end of period	$5,236	$6,268

Total amortization expense was $346 and $354 related to intangible assets for the three months ended June 30, 2023 and 2022, respectively, and $1,032 and $1,151 for the nine months ended June 30, 2023 and 2022, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2023 (remaining), 2024, 2025, 2026, and 2027 and thereafter is $333, $1,007, $729, $670, $556 and $1,941, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2023	As of September 30, 2022
Compensation and benefits	$358	$477
Professional fees	229	186
Taxes	69	98
Insurance	32	-
Other	174	234
Balance at end of period	$862	$995

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7.    Long-term debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders. The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consisted of the following:

	As of June 30, 2023	As of September 30, 2022
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$416	$389
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures in September 2025.	327	292
Vendor loan payable (“Vendor loan”), accruing interest at 3.0% per annum.	-	292
Term loan payable, accruing interest at fixed rates ranging between 0.99% to 1.5% per annum, payable in monthly or quarterly payments of interest and principal and matured in October 2022.	-	44
Total debt	743	1,017
Less: current portion	(210)	(429)
Long-term debt, net of current portion	$533	$588

At June 30, 2023, future maturities of long-term debt are as follows:

Fiscal year:
2023 (remaining)	$86
2024	210
2025	210
2026	79
2027	79
Thereafter	79
Total long-term debt	$743

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

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10 and (ii) divided by the conversion price in effect at the time of conversion. As of June 30, 2023 and September 30, 2022, the Company had no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 5,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The shares of Series B Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series B Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. As of June 30, 2023 and  September 30, 2022, the Company had no shares of Series B Preferred Stock outstanding.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The shares of Series C Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. Series C Preferred Stock vote on an as-converted basis along with shares of the Company’s common stock, are not entitled to receive dividends, unless specifically declared by our Board of Directors, and in the event of any liquidation, dissolution or winding up of the Company the holders of Series C Preferred Stock are entitled to receive in preference to the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any other stock, the amount equal to the stated value per share of Series C Preferred Stock. The Company  may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of June 30, 2023 and  September 30, 2022, the Company had 350 shares of Series C Preferred Stock outstanding, which were convertible into an aggregate of 38,889 shares of the Company’s common stock.

Series D Convertible Preferred Stock

The Company has designated 4,200 shares of its preferred stock as Series D Convertible Preferred Stock (“Series D Preferred Stock”).  The shares of Series D Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series D Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of June 30, 2023 and September 30, 2022, the Company had no shares of Series D Preferred Stock outstanding.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2016 Plan provides for the issuance in the aggregate of up to 2,400,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of June 30, 2023, there were 1,636,530 options outstanding and approximately 510,000 shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the three and nine months ended June 30, 2023 and 2022, compensation expense related to share-based payments was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1	$6	$7	$19
Operating expenses	98	86	269	188
Change in fair value of contingent consideration, interest expense and other, net	-	157	-	157
	$99	$249	$276	$364

Change in fair value of contingent consideration, interest expense and other, net includes compensation expense related to the fair value of fully-vested stock options granted to directors in April 2021. As of June 30, 2023, the Company had approximately $0.8 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.1 years.

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

As of  June 30, 2023, the number of shares issuable upon exercise of the (i) Series A Warrants were 872,625 shares; (ii) Series C Warrants were 13,738 shares; (iii) the Placement Agent Warrants issued in connection with the Series C Preferred Stock were 11,992 shares; and (iv) Investor Warrants were 41,621 shares.

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

The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of  June 30, 2023, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During nine months ended June 30, 2023, no warrants were exercised. During the nine months ended June 30, 2022, 26,605 Placement Agent Warrants were exercised.

Total warrants outstanding as June 30, 2023, were as follows:

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

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended June 30, 2023, the Company, (i) issued 300,000 total options to its Chief Executive Officer at an exercise price of $1.18, which vest in 36 equal monthly installments over a three-year period, and (ii) issued 152,000 total options to employees at an exercise price of $1.18, which vest in 12 equal quarterly installments over a three-year period. During the three months ended June 30, 2022, the Company, (i) issued 120,000 total options to Board members at an exercise price of $1.85, which vested immediately upon issuance, (ii) issued 362,000 total options to its Chief Executive Officer at an exercise price of $1.85, which vest ratably over a 3-year period, and (iii) issued 48,000 total options to employees at an exercise price of $1.27, which vest ratably over a 3-year period. During the nine months ended June 30, 2023, the Company previously granted options to employees to purchase 50,000 shares at an exercise price of $1.34, which vest ratably over a three-year period. During the nine months ended June 30, 2022, the Company granted options to purchase 5,000 shares at an exercise price of $3.99, which vest ratably over a three-year period commencing on October 1, 2021. In July 2023, the Company issued 100,000 total options to Board members at an exercise price of $1.19, which vested immediately upon issuance.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the periods ended are as follows:

	2023	2022
	Non-Board	Board	Non-Board
Weighted-average fair value per share option	$0.90	$1.30	$1.40
Expected life (in years)	5.8	5.0	6.0
Volatility	90.7%	89.2%	95.0%
Risk-free interest rate	4.0%	2.8%	2.8%
Dividend yield	0.0%	0.0%	0.0%

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

A summary of combined restricted stock, stock option and warrant activity for the nine months ended June 30, 2023, is as follows:

	Restricted Stock	Stock Options		Stock Warrants
			Weighted Average		Weighted Average
	Awards	Awards	Exercise Price	Warrants	Exercise Price
Outstanding, October 1, 2022	200,000	1,157,927	$3.49	1,757,629	$3.64
Granted	-	502,000	1.20	-	-
Exercised	-	-	-	-	-
Forfeited	-	(23,333)	2.51	-	-
Expired	-	(64)	1,873.44	-	-
Outstanding, June 30, 2023	200,000	1,636,530	$2.73	1,757,629	$3.64
Options vested and exercisable, June 30, 2023		869,195	$3.83

As of June 30, 2023, there was no aggregate intrinsic value of options outstanding and exercisable, and the weighted-average remaining contractual term was 8.4 and 7.4 years, respectively.

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

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) – basic earnings per share	$(781)	$403	$(1,372)	$2,620
Effect of dilutive securities:	-	-	-	-
Change in fair value of in-the-money warrant derivative liabilities	-	(10)	(1)	(40)
Net income (loss) applicable to common shareholders - diluted earnings per share	$(781)	$393	$(1,373)	$2,580

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,417,609	10,217,609	10,417,609	10,203,570
Effect of dilutive securities:
Options	-	-	-	109,020
Warrants	-	13,254	6,578	13,423
Preferred stock	-	38,889	-	38,889
Weighted-average shares outstanding for diluted earnings per share	10,417,609	10,269,752	10,424,187	10,364,902

Basic net income (loss) per share	$(0.07)	$0.04	$(0.13)	$0.26
Diluted net income (loss) per share	$(0.07)	$0.04	$(0.13)	$0.25

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Stock options	1,226,065	1,178,065	1,226,065	729,712
Warrants	1,757,629	1,743,891	1,743,891	1,743,891
Series C Convertible Preferred Stock	350	-	350	-

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2023	2022	2023	2022
United States	$3,183	$3,325	$9,809	$9,944
International	727	881	2,278	2,665
	$3,910	$4,206	$12,087	$12,609

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $6.1 million and $6.7 million as of June 30, 2023 and September 30, 2022, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2023	2022	2023	2022
Subscription	$2,788	$3,022	$8,489	$8,984
Maintenance	131	129	413	366
Hosting	249	207	768	661
Perpetual licenses	-	36	-	106
Digital engagement services	742	812	2,417	2,492
	$3,910	$4,206	$12,087	$12,609

For the three and nine months ended June 30, 2023 and 2022, no customers exceeded 10% of the Company’s total revenue.

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

The following table summarizes the classification and net change in deferred revenue as of and for the three and nine months ended June 30, 2023:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2022	$1,943	$384
Increase (decrease)	(30)	(12)
Balance as of December 31, 2022	$1,913	$372
Increase (decrease)	507	(24)
Balance as of March 31, 2023	$2,420	$348
Increase (decrease)	92	(2)
Balance as of June 30, 2023	$2,512	$346

11.  Income Taxes

Provision for income taxes consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During the three months ended June 30, 2023 and 2022, the Company recognized a provision for income taxes of $9 and $4, respectively, and during the nine months ended June 30, 2023 and 2022, the Company recognized a provision for income taxes of $25 and $12, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three and nine months ended June 30, 2023, the Company was also a lessee/sublessor for certain office locations.

The components of net lease costs were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Condensed Consolidated Statement of Operations:
Operating lease cost	$65	$59	$195	$195
Variable lease cost	36	22	108	68
Less: Sublease income, net	(39)	(41)	(117)	(129)
Total	$62	$40	$186	$134

Cash paid for amounts included in the measurement of lease liabilities was $149 thousand and $124 thousand for the nine months ended June 30, 2023 and 2022, all of which represents operating cash flows from operating leases. As of June 30, 2023, the weighted average remaining lease term was 3.2 years and the weighted average discount rate was 7.0%.

At June 30, 2023, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2023 (remaining)	$59	$19	$40
2024	157	25	132
2025	140	-	140
2026	72	-	72
2027	61	-	61
Thereafter	9	-	9
Total lease commitments	498	44	454
Less: Amount representing interest	(59)
Present value of lease liabilities	439
Less: current portion	(167)
Operating lease liabilities, net of current portion	$272

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of June 30, 2023 and September 30, 2022.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of June 30, 2023 and September 30, 2022, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of June 30, 2023, the Company was not engaged with any material legal proceedings.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements included in this section, other than statements or characterizations of historical fact, are forward-looking statements. These “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may" "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; instability in the financial markets, including the banking sector; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission. Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as well as in the other documents that we file with the Securities and Exchange Commission.

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

Customer Information

We currently have over 2,000 active customers. For the three and nine months ended June 30, 2023 and 2022, no customer exceeded 10% of the Company’s revenue.

Results of Operations for the Three and Nine Months Ended June 30, 2023 compared to the Three and Nine Months Ended June 30, 2022

Total net revenue for each of the three months ended June 30, 2023 and 2022, was $3.9 million and $4.2 million, respectively. We had net income (loss) of ($0.8) million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. Included in the net income (loss) for the three months ended June 30, 2023 and 2022, was a loss of $0.1 million and a gain of $0.8 million, respectively, as a result of the change in the fair value of certain warrant liabilities. Basic and diluted net income (loss) per share attributable to common shareholders was ($0.07) for the three months ended June 30, 2023. Basic and diluted net income per share attributable to common shareholders was $0.04 for the three months ended June 30, 2022.

Total net revenue for the nine months ended June 30, 2023 and 2022, was $12.1 million and $12.6 million, respectively. We had net income (loss) of ($1.4) million and $2.6 million for the nine months ended June 30, 2023 and 2022, respectively. Included in the net income (loss) for the nine months ended June 30, 2023 and 2022, was a gain of $0.4 million and $3.7 million, respectively, as a result of the change in the fair value of certain warrant liabilities. Basic and diluted net loss per share attributable to common shareholders was ($0.13) for the nine months ended June 30, 2023. Basic net income per share attributable to common shareholders was $0.26 and diluted net income per share attributed to common shareholders was $0.25 for the nine months ended June 30, 2022.

(in thousands)	Three Months Ended June 30,						Nine Months Ended June 30,
					$	%					$	%
Revenue	2023	%	2022	%	Change	Change	2023	%	2022	%	Change	Change
Subscription and perpetual licenses	$3,168	81%	$3,394	81%	$(226)	(7%)	$9,670	80%	$10,117	80%	(447)	(4%)
Digital engagement services	742	19%	812	19%	(70)	(9%)	2,417	20%	2,492	20%	(75)	(3%)
Total net revenue	3,910		4,206		(296)	(7%)	12,087		12,609		(522)	(4%)

Cost of revenue
Subscription and perpetual licenses	848	27%	835	25%	13	2%	2,549	26%	2,532	25%	17	1%
Digital engagement services	419	56%	436	54%	(17)	(4%)	1,259	52%	1,353	54%	(94)	(7%)
Total cost of revenue	1,267	32%	1,271	30%	(4)	(0%)	3,808	32%	3,885	31%	(77)	(2%)
Gross profit	2,643	68%	2,935	70%	(292)	(10%)	8,279	68%	8,724	69%	(445)	(5%)

Operating expenses
Sales and marketing	1,197	31%	1,382	33%	(185)	(13%)	3,792	31%	3,880	31%	(88)	(2%)
General and administrative	779	20%	812	19%	(33)	(4%)	2,367	20%	2,460	20%	(93)	(4%)
Research and development	936	24%	771	18%	165	21%	2,609	22%	2,495	20%	114	5%
Depreciation and amortization	384	10%	373	9%	11	3%	1,143	9%	1,213	10%	(70)	(6%)
Restructuring and acquisition related expenses	12	0%	-	0%	12	100%	57	0%	164	1%	(107)	(65%)
Total operating expenses	3,308		3,338		(30)	(1%)	9,968		10,212		(244)	(2%)

Loss from operations	(665)		(403)		(262)	65%	(1,689)		(1,488)		(201)	14%
Change in fair value of contingent consideration, interest expense and other, net	-		(8)		8	-	(19)		427		(446)	(104%)
Change in fair value of warrant liabilities	(107)		818		(925)	(113%)	361		3,693		(3,332)	(90%)
Income (loss) before income taxes	(772)		407		(1,179)	(290%)	(1,347)		2,632		(3,979)	(151%)
Provision for income taxes	9		4		5	125%	25		12		13	108%

Net income (loss)	$(781)		$403		$(1,184)	(294%)	$(1,372)		$2,620		$(3,992)	(152%)

Non-GAAP Measure:
Adjusted EBITDA	$(163)		$63		$(226)	(359%)	$(192)		$97		$(289)	(298%)

Revenue

Our revenue is derived from two sources: (i) subscription and perpetual licenses and (ii) digital engagement services.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses for the three months ended June 30, 2023 of $3.2 million decreased $0.2 million from $3.4 million for the three months ended June 30, 2022. Revenue from subscription (SaaS) and perpetual licenses for the nine months ended June 30, 2023 of $9.7 million decreased $0.4 million, from $10.1 million for the nine months ended June 30, 2022. The decrease for the nine months ended June 30, 2023 compared to the prior period partially resulted from a reduction in revenue from a particular customer and $0.1 million of perpetual license sales in the prior year period. Subscription and perpetual licenses revenue as a percentage of total revenue remained consistent at approximately 81% for the three month periods, and 80% for the nine month periods ended June 30, 2023 and 2022, respectively.

Digital Engagement Services

Revenue from digital engagement services of $0.7 million for the three months ended June 30, 2023 decreased slightly from $0.8 million for the three months ended June 30, 2022. Revenue from digital engagement services of $2.4 million for the nine months ended June 30, 2023 decreased slightly from $2.5 million for the three months ended June 30, 2022. Digital engagement services revenue as a percentage of total revenue remained consistent at approximately 19% during the three month periods and 20% for the nine month periods ended June 30, 2023 and 2022, respectively.

Cost of Revenue

Total cost of revenue of $1.3 million for the three months ended June 30, 2023 was consistent with the $1.3 million in the prior comparable period. Total cost of revenue of $3.8 million for the nine months ended June 30, 2023 decreased $0.1 million compared to $3.9 million in the comparable period.

Cost of Subscription and Perpetual Licenses

Cost of subscription and perpetual licenses of $0.8 million for the three months ended June 30, 2023 was consistent with the $0.8 million in the prior comparable period. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual licenses revenue was 27% and 25% for the three months ended June 30, 2023 and 2022, respectively.

Cost of subscription and perpetual licenses of $2.5 million for the nine months ended June 30, 2023 was consistent with the $2.5 million in the comparable period. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual licenses revenue increased to 26% for the nine months ended June 30, 2023 from 25% for the nine months ended June 30, 2022.

Cost of Digital Engagement Services

Cost of digital engagement services of $0.4 million for the three months ended June 30, 2023 was consistent with the $0.4 million in the comparable period. The cost of total digital engagement services as a percentage of total digital engagement services revenue increased to 56% from 54%.

Cost of digital engagement services of $1.3 million for the nine months ended June 30, 2023 was consistent with the $1.4 million in the comparable period. The cost of total digital engagement services as a percentage of total digital engagement services revenue decreased to 52% from 54%.

Gross Profit

Gross profit of $2.6 million for the three months ended June 30, 2023 decreased $0.3 million as compared to $2.9 million for the three months ended June 30, 2022. The gross profit margin was 68% and 70% for the three months ended June 30, 2023 and 2022, respectively. Gross profit of $8.3 million decreased $0.4 million for the nine months ended June 30, 2023, as compared to $8.7 million for the nine months ended June 30, 2022. The gross profit margin was 68% and 69% for the nine months ended June 30, 2023 and 2022, respectively.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $1.2 million for the three months ended June 30, 2023 decreased from $1.4 million for the three months ended June 30, 2022. Sales and marketing expense as a percentage of total revenue was 31% and 33% for the three months ended June 30, 2023 and 2022, respectively.

Sales and marketing expenses of $3.8 million for the nine months ended June 30, 2023 decreased from $3.9 million for the nine months ended June 30, 2022. Sales and marketing expense as a percentage of total revenue was 31% for the nine months ended June 30, 2023 and 31% for the nine months ended June 30, 2022.

The changes for each of the comparable periods is primarily attributable to lower personnel costs and additional marketing spend on leads and conferences.

General and Administrative Expenses

General and administrative expenses of $0.8 million for the three months ended June 30, 2023 was consistent with $0.8 million for the three months ended June 30, 2022. General and administrative expense as a percentage of total revenue was 20% for the three months ended June 30, 2023 and 19% for the three months ended June 30, 2022.

General and administrative expenses of $2.4 million for the nine months ended June 30, 2023 decreased from $2.5 million for the three months ended June 30, 2022. General and administrative expense as a percentage of total revenue was 20% for the nine months ended June 30, 2023 and 2022.

The changes for each of the comparable periods is primarily attributable to lower personnel costs.

Research and Development

Research and development expenses of $0.9 million for the three months ended June 30, 2023 increased $0.1 million, from $0.8 million for the three months ended June 30, 2022. Research and development expenses as a percentage of total revenue was 24% for the three months ended June 30, 2023 and 18% for the three months ended June 30, 2022.

Research and development expenses of $2.6 million for the nine months ended June 30, 2023 increased $0.1 million, from $2.5 million for the nine months ended June 30, 2022. Research and development expenses as a percentage of total revenue increased to 22% for the nine months ended June 30, 2023 from 20% for the nine months ended June 30, 2022.

The changes for each of the comparable periods is primarily attributable to higher personnel costs.

Depreciation and Amortization

Depreciation and amortization expense was $0.4 million for the three months ended June 30, 2023 and 2022. Depreciation and amortization as a percentage of total revenue increased to 10% for the three months ended June 30, 2023 compared to 9% for the three months ended June 30, 2022. Depreciation and amortization expense decreased to $1.1 million from $1.2 million for the nine months ended June 30, 2023 and 2022. Depreciation and amortization as a percentage of total revenue decreased to 9% for the nine months ended June 30, 2023 compared to 10% for the nine months ended June 30, 2022. The decrease was primarily due to completion of amortization of certain intangible assets from prior business acquisitions.

Restructuring and Acquisition-Related Expenses

During the three and nine months ended June 30, 2023, the Company incurred acquisition-related expenses of $12 thousand and $57 thousand, respectively. During the three months ended June 30, 2022, the Company did not incur any restructuring or acquisition-related expenses. During the nine months ended June 30, 2022, the Company incurred acquisition-related expenses of $0.2 million. During the three and nine months ended June 30, 2023, expenses incurred were related to merger and acquisition costs and during the nine months ended June 30, 2022, expenses incurred were related to further acquisition integrations.

Loss from Operations

The loss from operations was ($0.7) million and ($0.4) million for the three months ended June 30, 2023 and 2022. The loss from operations was ($1.7) million for the nine months ended June 30, 2023 compared to a loss from operations of ($1.5) million for the nine months ended June 30, 2022.

Change in fair value of contingent consideration, interest expense and other, net

During the three and nine months ended June 30, 2023, the change in fair value of contingent consideration, interest expense and other, net, was $0 and ($19) thousand, respectively. During the three and nine months ended June 30, 2022, change in fair value of contingent consideration, interest expense and other, net, was ($8) thousand and $0.4 million, respectively. The impact for the nine months ended June 30, 2022 was primarily the result of changes in fair value of contingent consideration.

Change in fair value of warrant liabilities

The Company recognized a gain/(loss) related to the change in fair value of warrant liabilities of ($0.1) million and $0.8 million, for the three months ended June 30, 2023 and 2022, respectively. The Company recognized a gain related to the change in fair value of warrant liabilities of $0.4 million and $3.7 million, for the nine months ended June 30, 2023 and 2022, respectively.

Provision for Income Taxes

The provision for income taxes was $9 thousand for the three months ended June 30, 2023 and $4 thousand for the three months ended June 30, 2022. The provision for income taxes was $25 thousand for the nine months ended June 30, 2023 and $12 thousand for the nine months ended June 30, 2022. The provision for income taxes consists of estimated liability for federal and state income taxes owed by the Company.  Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company maintains a valuation allowance against its net deferred tax assets.

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

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(781)	$403	$(1,372)	$2,620
Provision for income tax	9	4	25	12
Change in fair value of contingent consideration and interest expense, net	-	(148)	19	(583)
Change in fair value of warrants	107	(818)	(361)	(3,693)
Amortization of intangible assets	346	354	1,032	1,151
Depreciation and other amortization	45	19	132	62
Restructuring and acquisition related charges	12	-	57	164
Stock-based compensation	99	249	276	364
Adjusted EBITDA	$(163)	$63	$(192)	$97

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $349 thousand for the nine months ended June 30, 2023, compared to cash used in operating activities of ($998) thousand for the nine months ended June 30, 2022. The change in cash provided by operating activities, compared to the prior period, was primarily due to changes in accounts receivable and deferred revenue.

Investing Activities

Cash used in investing activities was $23 thousand for the nine months ended June 30, 2023, related primarily to purchases of property and equipment. Cash used in investing activities was ($167) thousand for the nine months ended June 30, 2022, related to software capitalization costs and purchases of property and equipment.

Financing Activities

Cash used in financing activities was $635 thousand for the nine months ended June 30, 2023, primarily related to contingent consideration and long-term debt payments related to acquisitions completed during fiscal 2021. Cash used in financing activities was ($3.7) million for the nine months ended June 30, 2022, primarily related to payments of long-term debt and deferred purchase price payable and contingent consideration payments related to acquisitions completed during fiscal 2021.

Capital Resources and Liquidity Outlook

In connection with an acquisition of a business completed during the 2021 fiscal year (WooRank), the Company assumed the outstanding long-term debt obligations of which approximately $0.7 million remains outstanding at June 30, 2023, with $0.2 million payable over the next twelve months.

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

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases is $0.4 million, of which $0.2 million is expected in the next twelve months. Debt payments on the Company’s various debt obligations total $0.7 million of which $0.2 million is expected to be paid in the next twelve months.

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

Accounting for Stock-Based Compensation

At June 30, 2023, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 8 of these consolidated financial statements.

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation.  Share-based payments (to the extent they are compensatory) are recognized in our consolidated statements of operations based on their fair values.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2023.

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

There were no sales of unregistered equity securities in the nine months ended June 30, 2023.

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

Bridgeline Digital, Inc.
(Registrant)

August 11, 2023	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

August 11, 2023	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)