Form 10-K
period 2023-09-30
Bridgeline Digital, Inc.
filed 2023-12-27
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-139298

Bridgeline Digital, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2263942	52-2263942
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.	IRS Employer Identification No.

100 Sylvan Road, Suite G700
Woburn, Massachusetts	01801
(Address of Principal Executive Offices)	(Zip Code)

(781) 376-5555
(Registrant’s telephone number, including area code) (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value per share	BLIN	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.5 million based on the closing price of $0.91 of the issuer’s common stock, par value $0.001 per share, as reported by the Nasdaq Capital Market on March 31, 2023.

As of December 27, 2023, there were 10,417,609 shares of the registrant’s common stock outstanding.

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

Bridgeline's product offerings include:

HawkSearch: a site search, recommendation, and personalization software application, built for marketers, merchandisers, and developers to enhance, normalize, and enrich an online customer's content search and product discovery experience.

Celebros Search: a commerce-oriented site search product that provides Natural Language Processing with artificial intelligence to present relevant search results based on long-tail keyword searches.

Woorank: a Search Engine Optimization (“SEO”) audit tool that generates an instant performance audit of the site’s technical, on-page, and off-page SEO.

Unbound: a Digital Experience Platform that includes Web Content Management, eCommerce, Digital Marketing, and Web Analytics.

TruPresence: a web content management and eCommerce platform that supports the needs of multi-unit organizations and franchises.

OrchestraCMS: the only content and digital experience platform built 100% native on Salesforce and helps customers create websites and intranets for their customers, partners, and employees.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate headquarters is located in Woburn, Massachusetts. The Company maintains regional field offices serving the following geographical locations: Woodbury, New York; Rosemont, Illinois; Atascadero, California; Ontario, Canada; and Brussels, Belgium.

The Company has four wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd., located in Bangalore, India; Bridgeline Digital Canada, Inc., located in Ontario, Canada; Hawk Search Inc. located in Rosemont, Illinois and Bridgeline Digital Belgium BV, located in Brussels, Belgium.

Products and Services

Products

Subscription and Perpetual Licenses

All of Bridgeline’s software is available through a cloud-based Software as a Service (“SaaS”) model, whose flexible architecture provides customers hosting and support. Additionally, HawkSearch and Unbound have the option to be available via a traditional perpetual licensing business model, in which the software can reside on a dedicated infrastructure either on premise at the customer’s facility, or manage-hosted by Bridgeline via a cloud-based, dedicated hosted services model. This software is reported as Subscription and Perpetual Licenses in the accompanying consolidated financial statements.

Bridgeline offers enterprise site search solutions with its HawkSearch and Celebros Search products.

●

HawkSearch is an AI-powered site search, recommendation, and personalization software application for marketers, merchandisers, and developers to enhance, normalize, and enrich an online customer's product discovery. HawkSearch leverages artificial intelligence, machine learning and industry-leading merchandising features to deliver accurate, relevant and personalized results and recommendations derived from multiple data sources. HawkSearch has integrations and partner relationships with platforms such as Adobe, BigCommerce, Optimizely, Sitefinity, Shopify and others.

●

Celebros Search is a commerce-oriented, site search product that provides for Natural Language Processing and incorporates artificial intelligence to present relevant search results based on long-tail keyword searches. Celebros Search is a semantic search and conversion technology that is available in seven languages. Celebros Search has plug-ins into the Bridgeline Unbound Commerce offering in addition to many other third-party Commerce platforms such as Adobe, Hybris and Shopify.

Bridgeline offers Search Engine Optimization auditing through its WooRank by Bridgeline software.

●

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

●

TruPresence is a Web Content Management and eCommerce platform that supports the needs of multi-unit organizations and franchises. The TruPresence product empowers large franchises, brand networks, and other multi-unit organizations to manage a large hierarchy of digital properties at scale. TruPresence provides centralized and distributed management of content and products from parent sites down to multiple child sites for consistency in branding and messaging while also enabling regional / local site owners to manage the local messaging, products and promotions specific to their local market.

Bridgeline offers Bridgeline Unbound as a Digital Experience Platform.

●

Unbound is a Digital Experience Platform that includes Web Content Management, eCommerce, Digital Marketing, and Web Analytics. Unbound Content, Unbound Marketing, Unbound Commerce, and Unbound Insights empower marketers to easily manage their digital experiences and create personalized customer journeys. Each Unbound implementation incorporates a set of flexible templates and modules to accelerate implementation speed and reduce costs. The Unbound platform, combined with its professional services, assists customers in powering engaging digital experiences that drive lead generation, increase revenue, improve customer service and loyalty, enhance employee knowledge, and reduce operational costs.

Bridgeline also offers OrchestraCMS as a Digital Experience Platform.

●

OrchestraCMS is a digital experience platform built 100% native on Salesforce and helps customers create websites and intranets for their customers, partners, and employees. The software combines content with business data, processes and applications, including Salesforce Communities, social media, portals, intranets, websites, applications and services. OrchestraCMS also has a rich set of APIs to enable development of custom solutions, third-party integrations and delivery of digital transformation initiatives on the Salesforce platform, helping customers drive deeper engagement and collaboration, increase efficiency and minimize risk.

Services

Revenue from Digital Engagement Services

Revenue from all digital engagement services is reported as “Digital engagement services” in the accompanying consolidated financial statements.

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

Sales and Marketing

Overview

Bridgeline employs a direct sales force, which focuses its efforts on selling to mid-sized and large companies. These companies are generally categorized in the following vertical markets:

●	Associations and Foundations
●	Banks and Credit Unions
●	eCommerce Retailers
●	Franchises & Enterprises
●	Health Services and Life Sciences
●	Industrial Distribution and Wholesale
●	Manufacturers
●	Technology

We also pursue strategic alliances and partnerships to enhance the sales and distribution opportunities of Bridgeline intellectual property. We currently have partner relationships with platforms such as Adobe, BigCommerce, Optimizely, Sitefinity, Shopify, and others.

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

New Lead Generation Programs

We generate targeted leads and new business opportunities by leveraging online marketing strategies. We receive leads by maximizing the SEO capabilities of our own websites. Through our websites, we provide various educational whitepapers and promote upcoming online seminars. In addition, we utilize banner advertisements on various independent newsletters and paid search advertisements that are linked to our website. We also participate and exhibit at targeted online and in-person events and conferences.

Customer Retention Programs

We have a dedicated Customer Success team that engages with customers regularly to conduct strategic business reviews and audits to ensure they are getting the most value out of the Bridgeline product offerings. We use surveying techniques to gauge and monitor customer sentiment as well as digital marketing capabilities to inform our customer base of the latest feature releases and product innovations. We make product releases available via email campaigns as well as publication on our website. Bridgeline also provides educational white papers and featured case studies, to inform customers of best practices and enhancements. We also host educational online webinars for customers as well as face-to-face customer focus groups and training sessions.

Social Media Programs

We market Bridgeline’s upcoming events, white papers, blogs, case studies, digital product tutorials, announcements, and related articles frequently on leading social media platforms such as Twitter, LinkedIn, YouTube and Facebook.

Research and Development

We have research and development activities focusing on creating new products and innovations, product enhancements, and funding future market opportunities. Research and development expenses were approximately $3.7 million or 23% of revenues and $3.2 million or 19% of revenues during fiscal 2023 and 2022, respectively.

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

As of September 30, 2023, we had approximately 55 full-time employees. Of our full-time employees, approximately 40 were in the United States and the remaining were based in our various international locations. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Compensation and Benefits Program

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, incentive bonuses, and long-term stock option awards tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating individuals based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer employees benefits such as life and health (medical, dental & vision) insurance, paid time off, and a 401(k) plan.

Customers

We primarily serve the following vertical markets that we believe have a history of investing in information technology enhancements and initiatives:

●	Associations and Foundations
●	Banks and Credit Unions
●	eCommerce Retailers
●	Franchises & Enterprises
●	Health Services and Life Sciences
●	Industrial Distribution and Wholesale
●	Manufacturers
●	Technology

For the years ended September 30, 2023 and 2022, no customer exceeded 10% of the Company’s total revenues.

Competition

The markets for our products and services, including eCommerce platform software, eMarketing software, software for web content management, web analytics software and digital engagement services are highly competitive, fragmented, and rapidly changing. Barriers to entry in such markets remain relatively low. The markets are significantly affected by new product introductions and other market activities of industry participants. With the introduction of new technologies and market entrants, we expect competition to persist and intensify in the future.

We believe we compete adequately with others and we distinguish ourselves from our competitors in a number of ways, including:

●

Our competitors generally offer their web application software with an emphasis on a singular focus/function (such as content management only, or commerce only) as compared to the deeply integrated and multi-faceted approach provided by Bridgeline’s platforms.

●	The architecture comprising Bridgeline’s platforms are flexible and some are capable of being deployed in either a SaaS or dedicated server environment.

●

The majority of our competitors do not provide interactive technology development services that complement their software products. Our ability to develop mission critical websites and online stores on our own deeply integrated platforms provides a quality end-to-end solution.

●	The interface of the Bridgeline platforms have been designed for ease of use without requiring substantial technical skills from our customers.

●	Finally, we believe the Bridgeline platforms offer a competitive price-to-functionality ratio when compared to our competitors.

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

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available upon request, on our website www.bridgeline.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies of the following are also available through our website on the “About – Investor Relations” page and are available in print to any stockholder who requests it:

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

We incurred net loss of approximately $9.4 million for the year ended September 30, 2023, which includes gains related to the change in the fair value of warrant liabilities and a goodwill impairment charge of $7.5 million. Since our inception in 2000 and through fiscal 2019, and in fiscal 2021 and fiscal 2023, we have incurred net losses, and may do so again. As of September 30, 2023, we had an accumulated deficit of approximately $90 million. Our prior losses have had an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of any future losses or when we may become profitable. If we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We may require additional financing to execute our business plan and further expand our operations.

We may require additional funding to further expand our operations. We depend on financing sources, either debt or equity, or a combination thereof, which may not be available to us in a timely basis if at all, or on terms acceptable to us. Further, our ability to obtain financing may be limited by rules of the Nasdaq Stock Market.

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

The length of our sales cycle can alternate markedly, which could result in significant fluctuations in the recognition of license revenues from quarter to quarter.

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

We operate in a highly competitive marketplace and generally encounter intense competition to create and maintain demand for our services and to obtain service contracts. If we are unable to successfully compete for new business and license renewals, our revenue growth and operating margins may decline. The market for our platforms and web development services are competitive and rapidly changing. Barriers to entry in such markets are relatively low. Competitors and partners are investing in artificial intelligence. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Some of our principal competitors offer their products at a lower price, which may result in pricing pressures. Such pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

The marketplace is highly fragmented with a large number of competitors and potential competitors. Our competitors include companies such as Algolia, Bloomreach, Coveo, Searchspring, Semrush, Sitecore and Yext. We face competition from customers and potential customers who develop their own applications internally. We also face competition from potential competitors that are substantially larger than we are and who have significantly greater financial, technical and marketing resources, and established direct and indirect channels of distribution. As a result, they are able to devote greater resources to the development, promotion and sale of their products than we can.

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

The average shares traded per day in fiscal 2023 was approximately 56,000 shares per day compared to approximately 286,000 for fiscal 2022, and 2,839,000 for fiscal 2021. Our average trading volume of our common stock can be very sporadic and may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. A low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve.

The market price of our common stock is volatile, which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this Annual Report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. During fiscal 2023, the closing price of our common stock as reported by the Nasdaq Capital Market fluctuated between $0.82 and $1.42. We are required to meet certain financial criteria in order to maintain our listing on the Nasdaq Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. If we fail this requirement then Nasdaq will issue a notice that we are not in compliance and we will need to take corrective actions in order to not be delisted. Such corrective actions could include a reverse stock split, which may adversely affect the liquidity of our common stock. Additionally, there is no way to guarantee that such a measure, if implemented, would help us regain compliance with Nasdaq's minimum bid price requirement or maintain compliance with its other listing rules.

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

Our business can be impacted by geopolitical events, trade and other international disputes, war, terrorism, natural disasters, public health issues, and other business interruptions.

Geopolitical events, trade and other international disputes, war, terrorism, natural disasters, public health issues, and other business interruptions can adversely impact international commerce and the global economy, and could have a material adverse effect on our business, customers, employees, and partners.

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

We have acquired multiple businesses since our inception in 2000, including two in fiscal 2021. Acquisitions could involve substantial investment of funds or financings by issuance of debt or equity securities and could result in one-time charges and expenses and have the potential to either dilute the interests of existing stockholders or result in the issuance or assumption of debt. Any such acquisition may not be successful in generating revenues, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions, or may have to do so based upon less than optimal capital structure. Our inability to take advantage of growth opportunities for our business or to address risks associated with acquisitions or investments in businesses may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment, or charges to earnings associated with any acquisition or investment activity, may materially reduce our earnings which, in turn, may have a material adverse effect on the price of our common stock.

We have issued preferred stock with rights senior to our common stock, and may issue additional preferred stock in the future, in order to consummate a merger or other transaction necessary to continue as a going concern.

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.001 per share, without stockholder approval and on terms established by our board of directors, of which 264,000 shares have been designated as Series A Preferred, 5,000 shares have been designated as Series B Preferred, 11,000 shares have been designated as Series C Preferred and 4,200 shares have been designated as Series D Preferred. We may issue additional shares of preferred stock in order to consummate a financing or other transaction, in lieu of the issuance of common stock. The rights and preferences of any such class or series of preferred stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Not applicable.

Item 2. Properties.

The following table lists our office locations, all of which are leased:

Geographic Location	Address	Description
Woburn, Massachusetts	100 Sylvan Rd, Suite G-700 Woburn, MA 01801	Professional office space
Woodbury, New York	150 Woodbury Road Woodbury, NY 11797	Professional office space
Rosemont, Illinois	5600 North River Rd, Suite 100 Rosemont, IL 60018	Professional office space
Atascadero, California	6225 Atascadero Ave Atascadero, CA 93422	Professional office space
Ontario, Canada	Perth Mews RO Perth, ON K7H 3A0, Canada	PO Box
Brussels, Belgium	Cours Saint Michel 30B 1040 Etterbeek Brussels, Belgium	Professional office space

Professional office space is of varying size, ranging up to approximately 3,600 square feet.

Item 3. Legal Proceedings.

From time to time, we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the Nasdaq Capital Market under the trading symbol “BLIN”.

Number of Stockholders

As of December 27, 2023, we had approximately 60 stockholders of record. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 6,000.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our common stockholders in the near future.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

There were no sales of unregistered or registered equity securities during the fiscal year ended September 30, 2023.

Item 6. [Reserved].

Not applicable.

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

Bridgeline's product offerings include:

HawkSearch: a site search, recommendation, and personalization software application, built for marketers, merchandisers, and developers to enhance, normalize, and enrich an online customer's content search and product discovery experience.

Celebros Search: a commerce-oriented site search product that provides Natural Language Processing with artificial intelligence to present relevant search results based on long-tail keyword searches.

Woorank: a Search Engine Optimization (“SEO”) audit tool that generates an instant performance audit of the site’s technical, on-page, and off-page SEO.

Unbound: a Digital Experience Platform that includes Web Content Management, eCommerce, Digital Marketing, and Web Analytics.

TruPresence: a web content management and eCommerce platform that supports the needs of multi-unit organizations and franchises.

OrchestraCMS: the only content and digital experience platform built 100% native on Salesforce and helps customers create websites and intranets for their customers, partners, and employees.

Sales and Marketing

Bridgeline employs a direct sales force, which focuses its efforts on selling to mid-sized and large companies. These companies are generally categorized in the following vertical markets:

●	Associations and Foundations
●	Banks and Credit Unions
●	eCommerce Retailers
●	Franchises & Enterprises
●	Health Services and Life Sciences
●	Industrial Distribution and Wholesale
●	Manufacturers
●	Technology

Each of the Bridgeline companies goes to market through two main types of partnerships. The first partner category includes platforms such as Adobe, BigCommerce, Optimizely, Sitefinity, Shopify and others. The Bridgeline software often embeds directly into these platforms through connectors and SDK solutions that Bridgeline develops in concert with each platform. The second category includes web-development agencies which typically have deep relationships with end-customers and have the technical expertise to implement the Bridgeline software solutions according to client needs, platform requirements, and industry standards.

Goodwill and Intangible Asset Impairment

During the year ended September 30, 2023, the Company recognized a goodwill impairment charge of $7.5 million.  There were no goodwill impairment charges recognized during the year ended September 30, 2022.

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

Customer Information

We currently have over 2,000 active customers. For the years ended September 30, 2023 and 2022, no customers exceeded 10% of the Company’s total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2023 (“fiscal 2023”) decreased to $15.9 million from $16.8 million for the fiscal year ended September 30, 2022 (“fiscal 2022”). The loss from operations for fiscal 2023 was $9.9 million, compared with a loss from operations of $1.9 million for fiscal 2022. We had a net loss for fiscal 2023 of $9.4 million, which included income of approximately $0.6 million as a result of the change in fair value of certain warrant liabilities, and a goodwill impairment charge of $7.5 million in fiscal 2023, compared with a net income of $2.1 million, which included income of approximately $3.7 million as a result of the change in fair value of certain warrant liabilities fiscal 2022. Basic net loss per share attributable to common stockholders for fiscal 2023 was $(0.91) compared with the equivalent basic net income per share attributable to common stockholders of $0.21 for fiscal 2022. Diluted net loss per share attributable to common stockholders for fiscal 2023 was $(0.91) compared with the equivalent diluted net income per share attributable to common stockholders of $0.20 for fiscal 2022.

(in thousands)	Year Ended September 30,
					$	%
	2023	%	2022	%	Change	Change
Net Revenue
Subscription and perpetual licenses	$12,742	80%	$13,560	81%	$(818)	(6)%
Digital engagement services	3,143	20%	3,259	19%	(116)	(4)%
Total net revenue	15,885		16,819		(934)	(6)%

Cost of revenue
Subscription and perpetual licenses	3,364	26%	3,358	25%	6	0%
Digital engagement services	1,650	52%	1,759	54%	(109)	(6)%
Total cost of revenue	5,014	32%	5,117	30%	(103)	(2)%
Gross profit	10,871	68%	11,702	70%	(831)	(7)%

Operating expenses
Sales and marketing	4,757	30%	5,232	31%	(475)	(9)%
General and administrative	3,173	20%	3,387	20%	(214)	(6)%
Research and development	3,679	23%	3,217	19%	462	14%
Depreciation and amortization	1,528	10%	1,599	10%	(71)	(4)%
Goodwill impairment	7,517	47%	-	0%	7,517	N/A
Restructuring and acquisition related expenses	132	1%	164	1%	(32)	(20)%
Total operating expenses	20,786		13,599		7,187	53%

Loss from operations	(9,915)		(1,897)		(8,018)	423%
Change in fair value of contingent consideration, interest expense and other, net	(189)		417		(606)	(145)%
Change in fair value of warrant liabilities	575		3,655		(3,080)	(84)%
Income (loss) before income taxes	(9,529)		2,175		(11,704)	(538)%
Provision for (benefit from) income taxes	(94)		30		(124)	(413)%

Net (loss) income	$(9,435)		$2,145		$(11,580)	(540)%

Non-GAAP Measure:
Adjusted EBITDA	$(309)		$196		$(505)	(258)%

Revenue

Our revenue is derived from two sources: (i) Subscription and Perpetual licenses and (ii) Digital Engagement Services.

Subscription and Perpetual Licenses

Revenue from Subscription and perpetual licenses decreased $0.8 million, or 6%, to $12.7 million in fiscal 2023 from $13.6 million in fiscal 2022. The decrease compared to the prior period included a reduction in revenue from a particular customer. Subscription and perpetual license revenue as a percentage of total revenue decreased to 80% in fiscal 2023 from 81% in fiscal 2022.

Digital Engagement Services

Digital engagement services revenue is comprised of implementation and retainer-related services. Total revenue from digital engagement services of $3.1 million in fiscal 2023 decreased 4% from $3.3 million in fiscal 2022. Digital engagement services revenue as a percentage of total revenue increased to 20% in fiscal 2023 from 19% in fiscal 2022.

Cost of Revenue

Total cost of revenue for fiscal 2023 of $5.0 million decreased $0.1 million, or 2% compared to the prior period.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses of $3.4 million in fiscal 2023 increased slightly from fiscal 2022. The increase in cost of subscription and perpetual licenses in fiscal 2023 compared to fiscal 2022 is primarily due to higher costs to operate our cloud-based hosting model with Amazon Web Services, offset by a decrease in personnel costs. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 26% in fiscal 2023 from 25% in fiscal 2022. These increases are primarily due to the overall decrease in subscription and perpetual license revenue.

Cost of Digital Engagement Services

Cost of digital engagement services decreased 6%, to $1.7 million in fiscal 2023 from $1.8 million in fiscal 2022. The cost of total digital engagement services as a percentage of total digital engagement services revenue decreased to 52% in fiscal 2023 from 54% in fiscal 2022. These decreases are primarily due to the overall decrease in personnel costs.

Gross Profit

Gross profit of $10.9 million decreased $0.8 million, or 7%, in fiscal 2023 compared to $11.7 million for fiscal 2022. The gross profit margin decreased to 68% for fiscal 2023 compared to 70% for fiscal 2022. The decrease in the gross profit margin for fiscal 2023 compared to fiscal 2022 is primarily attributable to the decrease in the proportion of subscription and perpetual license revenue, which is generally associated with higher margins, to digital engagement service revenue.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $4.8 million in fiscal 2023 decreased $0.5 million, or 9%, from $5.2 million in fiscal 2022. Sales and marketing expense as a percentage of total revenue decreased to 30% in fiscal 2023 compared to 31% in fiscal 2022. The decrease compared to the prior period is primarily attributable to lower personnel costs and marketing spend on leads and conferences.

General and Administrative Expenses

General and administrative expenses of $3.2 million in fiscal 2023 decreased $0.2 million, or 6%, from $3.4 million in fiscal 2022. General and administrative expense as a percentage of revenue was 20% in fiscal 2023 and fiscal 2022. These decreases are primarily due to lower personnel costs.

Research and Development

Research and development expense of $3.7 million in fiscal 2023 increased $0.5 million, or 14%, from $3.2 million in fiscal 2022. Research and development expense as a percentage of total revenue increased to 23% in fiscal 2023 compared to 19% for fiscal 2022. These increases compared to the prior period are primarily attributable to higher personnel costs.

Depreciation and Amortization

Depreciation and amortization expense of $1.5 million in fiscal 2023 decreased by $0.1 million, or 4%, from $1.6 million in fiscal 2022. Depreciation and amortization as a percentage of total revenue remained consistent at 10% in fiscal 2023 and 2022.

Goodwill Impairment

During the year ended September 30, 2023, the Company recognized a goodwill impairment charge of $7.5 million. There were no goodwill impairment charges recognized during the year ended September 30, 2022.

Restructuring and Acquisition Related Expenses

Restructuring and acquisition related expenses was $0.1 million in fiscal 2023, compared to $0.2 million in fiscal 2022. During fiscal 2023 expenses incurred were related to severance and merger and acquisition costs and during fiscal 2022 expenses incurred were related to further acquisition integrations.

Loss from Operations

The loss from operations was $9.9 million for fiscal 2023 compared to a loss from operations of $1.9 million for fiscal 2022, a decrease of $8.0 million or 423%.

Change in fair value of contingent consideration, interest expense and other, net

The change in fair value of contingent consideration, interest expense and other, net, was $0.2 million of expense in fiscal 2023, which primarily consisted of non-recurring non-operating costs, compared to $0.4 million of income in fiscal 2022, which primarily consisted of the change in fair value of contingent consideration.

Change in fair value of warrant liabilities

The Company recognized a gain related to the change in fair value of warrant liabilities of $0.6 million for fiscal 2023, and a gain related to the change in fair value of warrant liabilities of $3.7 million for fiscal 2022.

Provision for Income Taxes

The provision for (benefit from) income taxes was ($94) thousand for fiscal 2023 and $30 thousand for fiscal 2022. Income tax expense consists of estimated liability for federal and state income taxes owed by the Company. Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company maintains a valuation allowance against its net deferred tax assets. As of September 30, 2023 and 2022, the Company had a valuation allowance on its net deferred tax assets of $10.8 million and $10.5 million, respectively.

The Federal NOL carryforward is approximately $37.3 million as of September 30, 2023 of which $29.6 million is subject to the 20-year carryforward and expire on various dates through 2038. The remaining federal NOL carryforward of $7.7 million is indefinite. Net operating losses incurred after December 31, 2017 carry forward indefinitely. Internal Revenue Code Section 382 places certain limitations on the amount of taxable income that can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation on utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards. The Company also has approximately $45.4 million in state NOLs which expire on various dates through 2041.

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

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA:

	Year Ended September 30,
	2023	2022
Net income (loss)	$(9,435)	$2,145
Provision for income tax	(94)	30
Change in fair value of contingent consideration, interest expense and other, net	189	(417)
Change in fair value of warrants	(575)	(3,655)
Amortization of intangible assets	1,378	1,487
Depreciation and other amortization	177	121
Goodwill impairment	7,517	-
Restructuring and acquisition related charges	132	164
Stock-based compensation	402	321
Adjusted EBITDA	$(309)	$196

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $0.3 million during fiscal 2023 compared to cash used in operating activities of $0.1 million during fiscal 2022. The change in cash used in operating activities compared to the prior period was primarily due to a decrease in net earnings and changes in non-cash items, including changes in fair value of warrant liabilities and goodwill impairment, and changes to accounts payable and accrued liabilities as well as deferred revenue.

Investing Activities

Cash used in investing activities was $25 thousand during fiscal 2023 compared to cash used in investing activities of $0.2 million during fiscal 2022. Cash used in investing activities during fiscal 2023 related primarily to purchases of property and equipment. Cash used in investing activities during fiscal 2022 was primarily related to capitalized software development costs and purchases of property and equipment.

Financing Activities

Cash used in financing activities was $0.6 million during fiscal 2023 compared with $5.5 million during fiscal 2022. Cash used in financing activities during both fiscal 2023 and fiscal 2022 was primarily related to payments of long-term debt and deferred purchase price and contingent consideration payments related to acquisitions completed during fiscal 2021.

Capital Resources and Liquidity Outlook

The Company has historically incurred operating losses and used cash on hand and from financing activities to fund operations as well as develop new products. The Company believes that future revenues and cash flows will supplement its working capital and it has an appropriate cost structure to support future revenue growth.

The Company may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof. Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-262764), which was initially filed with the Securities and Exchange Commission on February 16, 2022 and declared effective on March 4, 2022 (the “Shelf Registration”). A complete description of the types of securities that the Company may sell is described in the Preliminary Prospectus contained in the Shelf Registration. As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration. There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us. Further, our ability to offer or sell such securities may be limited by rules of the Nasdaq Stock Market.

Off-Balance Sheet Arrangements

At this time, the Company does not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, other than our operating leases.

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases and subleases is $0.4 million of which $0.2 million is expected in the next twelve months. Debt payments on the Company’s various debt obligations total $0.7 million of which $0.3 million is expected to be paid in the next twelve months.

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

Revenue Recognition

Overview

The Company derives its revenue from two sources: (i) Subscription and Perpetual Licenses, which are comprised of software subscription fees (“SaaS”), perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses, and (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering search. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”, do not take possession of the software.

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

1.

Identify the customer contract - A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability and consideration is probable.

2.

Identify performance obligations that are distinct - A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the Company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

3.

Determine the transaction price - The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.

4.

Allocate the transaction price to distinct performance obligations - The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. The Company determines the SSP of its goods and services based upon the historical average sales prices for each type of software license and professional services sold.

5.

Recognize revenue as the performance obligations are satisfied - Revenue is recognized when or as control of the promised goods or services is transferred to customers. Revenue from SaaS licenses is recognized ratably over the subscription period beginning on the date the license is made available to customers. Most subscription contracts are three-year terms. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period and an option to purchase post-customer support (“PCS”). PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized upon delivery. The Company also offers hosting services for those customers who purchase a perpetual license and do not want to run the software in their environment. Revenue from hosting is recognized ratably over the service period, ranging from one to three-year terms. The Company recognizes revenue from professional services as the services are provided.

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

Accounting for Stock-Based Compensation

At September 30, 2023, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 12 – Stockholders’ Equity of these consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Bridgeline Digital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Bridgeline Digital, Inc. and Subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill and Intangible Assets

As described in Notes 6 and 7 to the consolidated financial statements, the carrying values of the Company’s goodwill and intangible assets, net of accumulated amortization, was $8.5 million and $4.9 million, respectively, as of September 30, 2023.

The carrying value of goodwill is not amortized, but is tested for impairment annually as of September 30, as well as whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may not be recoverable. Goodwill is assessed at the consolidated level as one reporting unit. The Company periodically reviews its long-lived assets, which includes its finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may exceed their fair value. During the quarter ended September 30, 2023, due to macro-economic conditions and a sustained decline in the Company's market capitalization, management determined a quantitative impairment test should be performed. Therefore management, with the assistance of an independent valuation expert, performed a quantitative test of impairment on goodwill and finite-lived intangible assets as of September 30, 2023. As a result, based on the quantitative assessment performed, the Company recognized a goodwill impairment charge of $7.5 million during the year ended September 30, 2023, and concluded that its finite-lived intangible assets were not impaired.

Given the determination of the fair value of goodwill and finite-lived intangible assets required significant judgment by management when developing the fair value estimate of the consolidated reporting unit and estimating the recoverability of the asset group, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, and including the need to involve professionals in our firm having the expertise in the valuation of long-lived assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●	obtaining an independent third-party valuation report to gain an understanding of management’s key assumptions used in determining the fair value of goodwill and finite-lived intangible assets.
●	evaluating the mathematical accuracy of the calculations including the completeness and accuracy of underlying data used in the models.
●	evaluating the reasonableness of significant assumptions used by management related to growth rates, including management’s ability to accurately forecast future revenue and cash flows by comparing actual results to management’s historical forecasts and evidence obtained in other areas of the audit.
●	using professionals with specialized skills and knowledge to assist in evaluating the appropriateness of the Company’s undiscounted and discounted cash flow models including key assumptions used by management.
●	assessing the appropriateness of the disclosures in the consolidated financial statements.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●	evaluating management’s assessment and accounting analysis as to the classification of warrant liabilities.
●	obtaining independent third-party valuation reports to gain an understanding of management’s key assumptions used in determining the fair value of warrant liabilities.
●

with the assistance of our valuation specialists, evaluating the methodologies and key assumptions used by management to assess the Company’s fair value of warrant liabilities, including assessing the reasonableness of the source information underlying the valuation assumptions.

●	performing independent shadow calculations to test the reasonableness of the fair values for warrant liabilities concluded on by the Company’s specialist.
●	assessing the appropriateness of the disclosures in the consolidated financial statements.

/s/ PKF O'Connor Davies, LLP

New York, New York

December 27, 2023

We have served as the Company’s auditor since 2021.

PCAOB ID No. 127

BRIDGELINE DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,377	$2,856
Accounts receivable, net	1,004	1,182
Prepaid expenses and other current assets	278	242
Total current assets	3,659	4,280
Property and equipment, net	151	268
Operating lease assets	390	589
Intangible assets, net	4,890	6,268
Goodwill, net	8,468	15,985
Other assets	73	123
Total assets	$17,631	$27,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$267	$429
Current portion of operating lease liabilities	148	199
Accounts payable	1,255	972
Accrued liabilities	995	995
Purchase price and contingent consideration payable, current portion	-	250
Deferred revenue	2,084	1,943
Total current liabilities	4,749	4,788

Long-term debt, net of current portion	435	588
Operating lease liabilities, net of current portion	241	390
Warrant liabilities	174	749
Other long-term liabilities	572	646
Total liabilities	6,171	7,161

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at September 30, 2023 and 2022	-	-
Series D Convertible Preferred stock: 4,200 shares authorized; no shares issued and outstanding at September 30, 2023 and 2022	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,417,609 shares issued and outstanding at September 30, 2023 and September 30, 2022	10	10
Additional paid-in capital	101,275	100,704
Accumulated deficit	(89,577)	(80,142)
Accumulated other comprehensive loss	(248)	(220)
Total stockholders’ equity	11,460	20,352
Total liabilities and stockholders’ equity	$17,631	$27,513

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended September 30,
	2023	2022
Net revenue:
Subscription and perpetual licenses	$12,742	$13,560
Digital engagement services	3,143	3,259
Total net revenue	15,885	16,819

Cost of revenue:
Subscription and perpetual licenses	3,364	3,358
Digital engagement services	1,650	1,759
Total cost of revenue	5,014	5,117
Gross profit	10,871	11,702

Operating expenses:
Sales and marketing	4,757	5,232
General and administrative	3,173	3,387
Research and development	3,679	3,217
Depreciation and amortization	1,528	1,599
Goodwill impairment	7,517	-
Restructuring and acquisition related expenses	132	164
Total operating expenses	20,786	13,599

Loss from operations	(9,915)	(1,897)
Interest (income) expense and other, net	(189)	417
Change in fair value of warrant liabilities	575	3,655
Income (loss) before income taxes	(9,529)	2,175
Provision for (benefit from) income taxes	(94)	30

Net (loss) income	$(9,435)	$2,145

Net (loss) income per share attributable to common stockholders:
Basic	$(0.91)	$0.21
Diluted	$(0.91)	$0.20
Number of weighted average shares outstanding:
Basic	10,417,609	10,232,862
Diluted	10,424,187	10,366,907

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

	Year Ended September 30,
	2023	2022
Net income (loss)	$(9,435)	$2,145
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(28)	133
Comprehensive income (loss)	$(9,463)	$2,278

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2021	350	$-	10,187,128	$10	$100,207	$(82,287)	$(353)	$17,577
Stock-based compensation expense	-	-	-	-	478	-	-	478
Issuance of common stock – stock options exercised	-	-	13,333	-	19	-	-	19
Issuance of common stock – warrants exercised	-	-	17,148	-	-	-	-	-
Issuance of restricted common stock	-	-	200,000	-	-	-	-	-
Net income	-	-	-	-	-	2,145	-	2,145
Foreign currency translation	-	-	-	-	-	-	133	133
Balance at September 30, 2022	350	$-	10,417,609	$10	$100,704	$(80,142)	$(220)	$20,352
Stock-based compensation expense	-	-	-	-	571	-	-	571
Net loss	-	-	-	-	-	(9,435)	-	(9,435)
Foreign currency translation	-	-	-	-	-	-	(28)	(28)
Balance at September 30, 2023	350	$-	10,417,609	$10	$101,275	$(89,577)	$(248)	$11,460

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(9,435)	$2,145
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of intangible assets	1,378	1,487
Depreciation and other amortization	177	121
Change in fair value of contingent consideration	-	(631)
Change in fair value of warrant liabilities	(575)	(3,655)
Stock-based compensation	571	478
Deferred income taxes	(63)	(45)
Goodwill impairment	7,517	-
Changes in operating assets and liabilities
Accounts receivable	184	159
Prepaid expenses and other current assets	(39)	(20)
Other assets	33	-
Accounts payable and accrued liabilities	264	87
Deferred revenue	194	(223)
Other liabilities	71	(37)
Total adjustments	9,712	(2,279)
Net cash provided by (used in) operating activities	277	(134)
Cash flows from investing activities:
Purchase of property and equipment	(25)	(117)
Software development capitalization costs	-	(78)
Net cash (used in) investing activities	(25)	(195)
Cash flows from financing activities:
Payments of long-term debt	(399)	(611)
Payments of contingent consideration and deferred cash payable	(250)	(4,891)
Proceeds from stock option and warrant exercises	-	19
Net cash (used in) financing activities	(649)	(5,483)
Effect of exchange rate changes on cash and cash equivalents	(82)	(184)
Net (decrease) in cash and cash equivalents	(479)	(5,996)
Cash and cash equivalents at beginning of year	2,856	8,852
Cash and cash equivalents at end of year	$2,377	$2,856
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$51	$38
Income taxes	$50	$31
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	$-	$282

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

Bridgeline's product offerings include:

HawkSearch: a site search, recommendation, and personalization software application, built for marketers, merchandisers, and developers to enhance, normalize, and enrich an online customer's content search and product discovery experience.

Celebros Search: a commerce-oriented site search product that provides Natural Language Processing with artificial intelligence to present relevant search results based on long-tail keyword searches.

Woorank: a Search Engine Optimization (“SEO”) audit tool that generates an instant performance audit of the site’s technical, on-page, and off-page SEO.

Unbound: a Digital Experience Platform that includes Web Content Management, eCommerce, Digital Marketing, and Web Analytics.

TruPresence: a web content management and eCommerce platform that supports the needs of multi-unit organizations and franchises.

OrchestraCMS: the only content and digital experience platform built 100% native on Salesforce and helps customers create websites and intranets for their customers, partners, and employees.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

The Company’s corporate headquarters is located in Woburn, Massachusetts. The Company maintains regional field offices serving the following geographical locations: Woodbury, New York; Rosemont, Illinois; Atascadero, California; Ontario, Canada; and Brussels, Belgium.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these consolidated financial statements are the valuation of accounts receivable, including the adequacy of the allowance for doubtful accounts, valuation of long-lived assets, recognition and measurement of deferred revenues, fair value of contingent consideration and fair value measurements related to the valuation of warrants. The complexity of the estimation process and factors relating to assumptions, risks and uncertainties inherent with the use of the estimates affect the amount of revenue and related expenses reported in the Company’s consolidated financial statements. Internal and external factors can affect the Company’s estimates. Actual results could differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company derives its revenue from two sources: (i) Subscription and Perpetual Licenses, which are comprised of software subscription fees (“SaaS”), perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses, and (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering search. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS,” do not take possession of the software.

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

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.

Identify the customer contract - A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability and consideration is probable.

2.

Identify performance obligations that are distinct - A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the Company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

3.

Determine the transaction price - The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.

4.

Allocate the transaction price to distinct performance obligations - The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. The Company determines the SSP of its goods and services based upon the historical average sales prices for each type of software license and professional services sold.

5.

Recognize revenue as the performance obligations are satisfied - Revenue is recognized when or as control of the promised goods or services is transferred to customers. Revenue from SaaS licenses is recognized ratably over the subscription period beginning on the date the license is made available to customers. Most subscription contracts are three-year terms. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period and an option to purchase post-customer support (“PCS”). PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized upon delivery. The Company also offers hosting services for those customers who purchase a perpetual license and do not want to run the software in their environment. Revenue from hosting is recognized ratably over the service period, ranging from one to three-year terms. The Company recognizes revenue from professional services as the services are provided.

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

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements. The Company did not incur any development costs during fiscal 2023 and incurred $0.1 of development costs in fiscal 2022.

Intangible Assets

All intangible assets have finite lives and are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method as follows:

Description	Estimated Useful Life (in years)
Technology	3 - 5
Customer related	3 - 10
Domain and trade names	1 - 15

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. Goodwill is not amortized, but it is subject to an annual assessment for impairment, which the Company performs during the fourth quarter, or more frequently if events occur or circumstances change such that it is more likely than not that an impairment  may exist. Goodwill is assessed at the consolidated level as one reporting unit.

In applying the goodwill impairment test, the Company has the option to perform a qualitative test (also known as “Step 0”) or a quantitative test (“Step 1”). Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors  may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the Step 1 quantitative test is necessary.

Step 1 of the quantitative test requires comparison of the fair value of the reporting unit to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. Otherwise, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value up to the amount of goodwill.

The Company generally estimates the fair value using a weighting of the income and market approaches. The Company uses industry accepted valuation models. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method, the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciles the aggregate fair values of its reporting unit to its current market capitalization, allowing for a reasonable control premium. See Note 6.

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

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined. If such fair value is less than the current carrying value, the asset is written down to the estimated fair value. There were no impairments of long-lived assets, other than impairment of goodwill, in fiscal 2023 or 2022.

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

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment in which it operates or the reporting currency of the Company, the U.S. dollar. The Company has determined that the functional currency of its foreign subsidiaries are the local currencies of their respective jurisdictions. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Equity accounts are translated at historical rates, except for the change in retained earnings as a result of the income statement translation process. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recognized as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net gains (losses) for fiscal 2023 and 2022 were ($28) and $133, respectively. Transaction gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

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

Common Stock Purchase Warrants

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

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $112 and $169 for fiscal 2023 and 2022, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan allowing all full-time employees who meet prescribed service requirements to participate. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2023 or fiscal 2022.

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

Net Income (Loss) Per Share

The Company presents basic and diluted income (loss) per share information for its common stock. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share attributable to common stockholders is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible preferred stock using the as-if-converted method. The computation of diluted earnings per share does not include the effect of outstanding stock options, warrants and convertible preferred stock that are considered anti-dilutive.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Recently Adopted Accounting Standards

Debt—Debt with Conversion and Other Options

In  August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) (“ASU 2020-06”). The ASU 2020-06 simplifies the accounting for convertible instruments and application of the equity classification guidance and made certain disclosure amendments. In addition, this ASU also amends certain aspects of the earnings per share (“EPS”) guidance. ASU 2020-06 is effective for financial reporting periods beginning after  December 15, 2021, except smaller reporting companies for which this ASU is effective for financial reporting periods beginning after  December 15, 2023. Early adoption is permitted, and an entity should adopt this ASU as of the beginning of its annual fiscal year. The Company elected to early adopt ASU 2020-06 as of the first day of the fiscal year ending  September 30, 2023, using the modified retrospective approach which allows for a cumulative-effect adjustment to the opening balance of retained earnings or accumulated deficit in the period of adoption. The adoption of ASU 2020-06 did not have any impact on the accumulated deficit or any other components of the consolidated balance sheet as of October 1, 2022 nor did it have a material impact on earnings per share for the year ended September 30, 2023.

Recently Issued Accounting Pronouncements Not Yet Effective

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for smaller reporting companies for annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, with early adoption permitted. The adoption of ASU 2016-13 during the Company's fiscal 2024 first quarter did not have a material impact on its consolidated financial statements and related disclosures.

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with U.S. GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. The adoption of ASU 2021-08 during the Company's fiscal 2024 first quarter did not have a material impact on its consolidated financial statements and related disclosures.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future consolidated financial statements or related disclosures.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3. Accounts Receivable

Accounts receivable consist of the following:

	As of September 30,
	2023	2022
Accounts receivable	$1,184	$1,332
Allowance for doubtful accounts	(180)	(150)
Accounts receivable, net	$1,004	$1,182

As of and for the years ended September 30, 2023 and 2022 no customers exceeded 10% of accounts receivable and no customers exceeded 10% of the Company’s total revenues.

4. Property and equipment

Property and equipment consist of the following:

	As of September 30,
	2023	2022
Furniture and fixtures	$166	$166
Purchased software	18	18
Computer equipment	217	195
Leasehold improvements	206	202
Total cost	607	581
Less accumulated depreciation and amortization	(456)	(313)
Property and equipment, net	$151	$268

Depreciation and amortization on the above assets were $144 and $102 in fiscal 2023 and 2022, respectively.

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

The carrying value of the Company’s accounts receivable and accounts payable approximate their fair value due to their short-term nature. As of September 30, 2023 and 2022, the aggregate fair values of long-term debts were $0.6 million and $0.9 million, respectively, with an aggregate carrying value of $0.7 million and $1.0 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the consolidated financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 27.7% - 84.5% and 45.5%, respectively, as of September 30, 2023, and 26.6% - 64.3% and 55.3%, respectively, as of September 30, 2022. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of September 30, 2023			As of September 30, 2022
	Montage Capital	Series C Preferred	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred
Volatility	60.7%	51.7%	73.6%	82.0%	83.9%	84.7%
Risk-free rate	5.0%	5.5%	4.8%	4.2%	4.2%	4.1%
Stock price	$0.83	$0.83	$0.83	$1.31	$1.31	$1.31

The Company recognized a gain $0.6 million and $3.7 million for the years ended September 30, 2023 and 2022, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price and the risk-free rate, to the Monte Carlo option-pricing model.

The Company’s goodwill (see Note 6) and contingent consideration obligations were from arrangements resulting from acquisitions, completed in prior periods not presented. The contingent consideration was a result of former potential future payments of consideration that were contingent upon the achievement of revenue targets and operational goals. Contingent consideration is recognized at its estimated fair value at the date of acquisition based on the Company’s expected probability of future payment, discounted using a weighted average cost of capital in accordance with accepted valuation methodologies.

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

The fair value of contingent consideration was $250 thousand on  September 30, 2022, all of which was paid in October 2022. There were no contingent consideration amounts remaining thereafter.

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2023 and 2022, are as follows:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Goodwill, net	$-	$-	$8,468	$8,468
Liabilities:
Warrant liabilities:
Montage	-	-	12	12
Series A and C	-	-	11	11
Series D	-	-	151	151
Total warrant liabilities	$-	$-	$174	$174

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities:
Montage	$-	$-	$12	$12
Series A and C	-	-	234	234
Series D	-	-	503	503
Total warrant liabilities	-	-	749	749
Contingent consideration obligations	-	-	250	250
Total Liabilities	$-	$-	$999	$999

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, as follows:

	Contingent Consideration Obligations	Warrant Liabilities
Balance at beginning of period, October 1, 2021	$3,649	$4,404
Additions	-	-
Exercises or payments	(2,768)	-
Adjustment to fair value	(631)	(3,655)
Balance at end of period, September 30, 2022	$250	$749
Additions	-	-
Exercises or payments	(250)	-
Adjustment to fair value	-	(575)
Balance at end of period, September 30, 2023	$-	$174

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

Annual tests were performed at September 30, 2023 and 2022. Due to the current inflationary macro-economic conditions and a sustained decline in the Company's market capitalization, for the 2023 test, the Company elected to forgo the qualitative test and performed a quantitative goodwill impairment test by comparing the fair value of its reporting unit to its respective carrying value. The Company estimated the fair value of the reporting unit using a 75% and 25% weighting to the market approach and income approach, respectively, and a discount rate of 22.9%. The Company used industry accepted valuation models. Under the income approach (level 3 inputs), the Company used a discounted cash flow methodology which required management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company used the guideline public company method. Under this method, the Company utilized information from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit, to create valuation multiples that were applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciled the aggregate fair value of its reporting unit to its current market capitalization, allowing for a reasonable control premium.

Based on the impairment assessment performed, the Company recognized a goodwill impairment charge of $7.5 million, all of which was attributable to goodwill, during fiscal 2023. The Company concluded that the definite-lived and other long-lived assets were not impaired.

For fiscal 2022 management performed a qualitative assessment that did not result in any impairment indicators at  September 30, 2022.

Changes in the carrying value of goodwill are as follows:

	As of September 30,
	2023	2022
Balance at beginning of period	$15,985	$15,985
Impairments	(7,517)	-
Balance at end of period	$8,468	$15,985

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7. Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of September 30,
	2023	2022
Domain and trade names	$629	$682
Customer related	3,678	4,522
Technology	583	1,064
Intangible, assets net	$4,890	$6,268

Total amortization expense related to intangible assets was $1,378 and $1,487 for the years ended September 30, 2023 and 2022, respectively, and is reflected in Operating expenses on the consolidated statements of operations. The estimated amortization expense for fiscal years 2024, 2025, 2026, 2027, 2028 and thereafter is $990, $730, $671, $557, $557 and $1,385, respectively.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30,
	2023	2022
Compensation and benefits	$517	$477
Professional fees	260	186
Taxes	4	98
Other	214	234
Accrued liabilities	$995	$995

9. Restructuring and Acquisition Related Expenses

The Company incurred restructuring and acquisition related expenses of $0.1 million and $0.2 million during the year ended September 30, 2023 and 2022, which are included in Restructuring and acquisition related expenses in the consolidated statements of operations.

10. Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling stockholders. The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consists as follows:

	As of September 30,
	2023	2022
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$385	$389
Seller’s note payable (“Seller’s note”), due to one of the selling stockholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures in September 2025.	317	292
Vendor loan payable (“Vendor loan”), accruing interest at 3.0% per annum. Principal and interest are payable in one remaining installment in March 2023.	-	292
Term loan payable, accruing interest at fixed rates ranging between 0.99% to 1.5% per annum, payable in monthly or quarterly payments of interest and principal and matured in October 2022.	-	44
Total debt	702	1,017
Less current portion:	(267)	(429)
Long-term debt, net of current portion	$435	$588

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At September 30, 2023, future maturities of long-term debt are as follows:

Fiscal year:
2024	$267
2025	204
2026	77
2027	77
2028	77
Total debt	$702

11. Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the years ended September 30, 2023 and 2022, the Company was also a lessee/sublessor for certain office locations.

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

The components of net lease costs were as follows:

	As of September 30,
	2023	2022
Operating lease cost	$260	$258
Variable lease cost	145	97
Less: Sublease income, net	(156)	(170)
Total	$249	$185

Cash paid for amounts included in the measurement of lease liabilities was $233 thousand and $108 thousand for the years ended September 30, 2023 and 2022, respectively, all of which represents operating cash flows from operating leases. As of September 30, 2023 and 2022, the weighted average remaining lease term was 3.1 and 3.4 years, respectively, and the weighted average discount rate was 7.0% for both periods.

At September 30, 2023, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year, which have commenced, were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2024	$177	$25	$152
2025	151	-	151
2026	72	-	72
2027	61	-	61
2028	11	-	11
Total lease commitments	472	$25	$447
Less: Amount representing interest	(83)
Present value of lease liabilities	389
Less: Current portion	(148)
Operating lease liabilities, net of current portion	$241

As of September 30, 2023, the Company had no lease commitments that extend past fiscal 2028.

Starting October 1, 2023, the Company has subleased its office space in Rosemont, Illinois. The sublease is for $6 thousand per month, through August 31, 2025.

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

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10 and (ii) divided by the conversion price in effect at the time of conversion. As of  September 30, 2023 and 2022, the Company had no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 5,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The shares of Series B Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series B Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. As of September 30, 2023 and 2022, the Company had no shares of Series B Preferred Stock outstanding.

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The shares of Series C Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. Series C Preferred Stock vote on an as-converted basis along with shares of the Company’s common stock, are not entitled to receive dividends, unless specifically declared by our Board of Directors, and in the event of any liquidation, dissolution or winding up of the Company the holders of Series C Preferred Stock are entitled to receive in preference to the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any other stock, the amount equal to the stated value per share of Series C Preferred Stock. The Company  may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of  September 30, 2023 and 2022, the Company had 350 shares of Series C Preferred Stock outstanding, which were convertible into an aggregate of 38,889 shares of the Company’s common stock.

Series D Convertible Preferred Stock

The Company has designated 4,200 shares of its preferred stock as Series D Convertible Preferred Stock (“Series D Preferred Stock”). The shares of Series D Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series D Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of  September 30, 2023 and 2022, the Company had no shares of Series D Preferred Stock outstanding.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2016 Plan provides for the issuance in the aggregate of up to 2,400,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of  September 30, 2023, there were 1,831,515 options outstanding and approximately 315,422 shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the years ended September 30, 2023 and 2022, compensation expense related to share-based payments was as follows:

	Year Ended September 30,
	2023	2022
Cost of revenue	$7	$26
Operating expenses	395	295
Change in fair value of contingent consideration, interest expense and other, net	169	157
Total	$571	$478

Change in fair value of contingent consideration, interest expense and other, net includes compensation expense related to the fair value of fully-vested stock options granted to directors in August 2023 and April 2022. As of September 30, 2023, the Company had approximately $0.7 million of unrecognized compensation costs related to unvested shared-based payments, which is expected to be recognized over a weighted-average period of 1.9 years.

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

As of  September 30, 2023, the number of shares issuable upon exercise of the (i) Series A Warrants were 872,625 shares; (ii) Series C Warrants were 13,738 shares; (iii) the Placement Agent Warrants issued in connection with the Series C Preferred Stock were 11,992 shares; and (iv) Investor Warrants were 41,621 shares.

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

The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of  September 30, 2023, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

The Montage Warrants, Series A and C Preferred Warrants, the Placement Agent Warrants issued in connection with the Series C Preferred Stock, and the Series D Warrants were all determined to be derivative liabilities and are subject to remeasurement each reporting period (see Note 5).

During years ended September 30, 2023 and 2022, there were 0 and 26,605 Placement Agent Warrants exercised, respectively.

Total warrants outstanding as September 30, 2023, were as follows:

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

Warrant Issuances

The Company did not issue warrants to purchase common stock during the years ended September 30, 2023 and 2022.

Summary of Option and Warrant Activity and Outstanding Shares

During the year ended September 30, 2023, the Company, (i) issued 300,000 total options to its Chief Executive Officer at an exercise price of $1.18, which vest in 36 equal monthly installments over a three-year period, (ii) issued 50,000 total options to employees at an exercise price of $1.34, which vest ratably over a three-year period in equal quarterly installments, (iii) issued 152,000 total options to employees at an exercise price of $1.18, which vest ratably over a three-year period in equal quarterly installments, and (iv) issued 200,000 total options to the Board of Directors at an exercise price of $1.18, which vested immediately.

During the year ended September 30, 2022,the Company, (i) issued 5,000 total options at an exercise price of $3.99, which vest ratably over a 3-year period, (ii) issued 120,000 total options to Board members at an exercise price of $1.85, which vested immediately upon issuance, (iii) issued 362,000 total options to its Chief Executive Officer at an exercise price of $1.85, which vest ratably over a 3-year period, (iv) issued 48,000 total options to employees at an exercise price of $1.27, which vest ratably over a 3-year period and (v) issued 200,000 total shares of restricted stock to its Chief Executive Officer at grant-date fair value of $1.29, based upon the closing price of the Company’s common stock on the grant date, which vest quarterly over a 3-year period. All such options granted expire ten years from date of grant.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the year ended September 30, 2023 and 2022 are as follows:

	2023		2022
	Board	Non-Board	Board	Non-Board
Weighted-average fair value per share option	$0.84	$0.90	$1.30	$1.40
Expected life (in years)	5.0	5.8	5.0	6.0
Volatility	88.5%	90.7%	89.2%	95.0%
Risk-free interest rate	4.1%	4.0%	2.8%	2.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

A summary of combined restricted stock, stock option and warrant activity is as follows:

	Restricted Stock	Stock Options		Stock Warrants
			Weighted Average		Weighted Average
	Awards	Awards	Exercise Price	Warrants	Exercise Price
Outstanding, October 1, 2021	-	750,232	$4.84	1,788,745	$4.18
Granted	200,000	535,000	1.82	-	-
Exercised	-	(13,334)	1.40	(26,605)	3.88
Forfeited	-	(113,838)	3.69	-	-
Expired	-	(133)	937.88	(4,511)	218.89
Outstanding, September 30, 2022	200,000	1,157,927	$3.49	1,757,629	$3.64
Granted	-	702,000	1.19	-	-
Exercised	-	-	-	-	-
Forfeited	-	(28,348)	2.49	-	-
Expired	-	(64)	1,873.44	-	-
Outstanding, September 30, 2023	200,000	1,831,515	$2.56	1,757,629	$3.64

There were 1,148,097 and 619,461 options vested and exercisable as of September 30, 2023 and 2022, respectively. The options outstanding at September 30, 2023 and 2022 had an aggregate intrinsic value of $0 and $2, respectively.

A summary of the status of unvested options is as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested at October 1, 2022	538,466	$1.37
Granted	702,000	0.89
Vested	(541,048)	1.08
Forfeited/Cancelled	(16,000)	1.75
Unvested at September 30, 2023	683,418	$1.10

The following table summarizes information about outstanding stock options at September 30, 2023:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	1,831,515	8.3	$2.56	$-
Options exercisable	1,148,097	7.8	$3.23	$-

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

13.  Net Income (Loss) Per Share Attributable to Common Stockholders

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except share and per share data)
	Years Ended September 30,
	2023	2022
Numerator:
Net income (loss) applicable to common stockholders - basic earnings per share	$(9,435)	$2,145
Effect of dilutive securities:
Change in fair value of in-the-money warrant derivative liabilities	(6)	(39)
Net income (loss) applicable to common stockholders - diluted earnings per share	$(9,441)	$2,106

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,417,609	10,232,862
Effect of dilutive securities:
Options	-	81,765
Warrants	6,578	13,391
Preferred stock	-	38,889
Weighted-average shares outstanding for diluted earnings per share	10,424,187	10,366,907

Basic net income (loss) per share	$(0.91)	$0.21
Diluted net income (loss) per share	$(0.91)	$0.20

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	As of September 30,
	2023	2022
Stock options	1,831,515	712,907
Warrants	1,743,891	1,743,891
Convertible preferred stock	350	-

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has not paid any material amounts related to warranties for its solutions. The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2023 and 2022.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2023 and 2022, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding. The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of September 30, 2023, the Company was not engaged in any material legal proceedings.

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

The Company’s revenue by geography (based on customer address) is as follows:

	Year Ended September 30,
Revenues:	2023	2022
United States	$12,828	$13,202
International	3,057	3,617
	$15,885	$16,819

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $1.3 million and $2.3 million as of September 30, 2023 and 2022, respectively.

The Company’s revenue by type is as follows:

	Years Ended September 30,
Revenues:	2023	2022
Digital Engagement Services	$3,146	$3,259
Subscription	11,182	11,995
Perpetual Licenses	-	136
Maintenance	541	501
Hosting	1,016	928
	$15,885	$16,819

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

The following table summarizes the classification and net change in deferred revenue as of and for the years ended September 30, 2023 and 2022:

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2021	$2,097	$418
Increase (decrease)	(154)	(34)
Balance as of September 30, 2022	1,943	384
Increase (decrease)	141	(39)
Balance as of September 30, 2023	$2,084	$345

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

16. Income Taxes

The components of the Company’s tax provision (benefit) as of September 30, 2023 and 2022, is as follows:

	Year Ended September 30,
	2023	2022
Current:
Federal	$-	$(11)
State	6	49
Foreign	(37)	37
Total current	(31)	75
Deferred:
Federal	-	-
State	-	-
Foreign	(63)	(45)
Total deferred	(63)	(45)
Grand total	$(94)	$30

The Company’s income tax provision was computed using the federal statutory rate and average state statutory rates, net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to pretax income, as follows:

	Year Ended September 30,
	2023	2022

Income tax provision/(benefit) at the federal statutory rate of 21%	$(1,995)	$457
Permanent differences, net	1,498	(691)
State income tax provision/(benefit)	(30)	39
Foreign income taxed at different rates	91	(55)
Change in valuation allowance on deferred tax assets	260	407
True up adjustments	82	(127)
Total	$(94)	$30

As of September 30, 2023, the Company has federal net operating loss (“NOL”) carryforwards of approximately $37.3 million of which $29.6 million is subject to the 20-year carryforward and expire on various dates through 2038. The remaining federal NOL carryforward of $7.7 million is indefinite. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company’s NOL carryforwards. The Company also has approximately $45.4 million in state NOLs which expire on various dates through 2041.

The Company has deferred tax assets that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance against a portion of its deferred tax assets at September 30, 2023 and 2022. For the years ended September 30, 2023 and 2022, the valuation allowance for deferred tax assets increased by $0.3 million and $0.4 million, respectively.

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

We recognize deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction. We also recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of tax expense.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The tax periods from 2020 – 2023 generally remain open to examination by the IRS and state authorities.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2023	2022
Deferred tax assets:
Bad debt reserve	$46	$37
Accrued expenses	78	80
Net operating loss carryforwards	10,627	10,456
Right of use liability	248	146
Stock options	379	309
Other	17	17
Total deferred tax assets	11,395	11,045
Valuation allowance	(10,802)	(10,542)
Net deferred tax assets	593	503

Deferred tax liabilities:
Right of use asset	248	146
Depreciation	47	47
Intangibles	525	572
Total deferred tax liabilities	820	765
Net deferred tax liabilities	$(227)	$(262)

Net deferred tax assets are reflected in Other assets and net deferred tax liabilities are reflected in Other long-term liabilities on the consolidated balance sheets. There were no undistributed earnings of the Company’s foreign subsidiaries at September 30, 2023 and 2022. The 2017 Tax Act subjects a U.S. stockholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Additionally, the 2017 Tax Act provides for a tax benefit to U.S. taxpayers that sell goods or services to foreign customers under the new Foreign Derived Intangible Income Deduction (“FDII”) rules. As of September 30, 2023, the Company did not have GILTI to be reported and as of September 30, 2022, the Company reported GILTI of $0.4 million, which resulted in $0.1 million of tax expense for the year ended September 30, 2022. When accounting for uncertain income tax positions, the impact of uncertain tax positions is recognized in the consolidated financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of September 30, 2023 and 2022. The Company does not expect any change to this determination in the next twelve months.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

17. Related Party Transactions

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc. (“Taglich Brothers”), a New York based securities firm. Taglich Brothers acted as placement agents for many of the Company’s private offerings and debt issuances.

In connection with previous private offerings and debt issuances which occurred prior to the fiscal years presented in these consolidated financial statements, Taglich Brothers were granted Placement Agent Warrants to purchase 4,246 shares of common stock at a weighted average price of $321.00 per share and were granted Placement Agent Warrants to purchase 10,926 shares of common stock at a weighted average price of $761.61 per share.

In consideration of previous loans made by Michael Taglich to the Company and the personal guaranty on a former third-party credit facility no longer maintained by the Company, Mr. Taglich has been issued warrants to purchase common stock totaling 1,080 shares at an exercise price of $1,000 per share.

In November 2018, the Company engaged Taglich Brothers Inc, on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities.  Fees for the services were $8 thousand per month for three months and $5 thousand per month thereafter, cancellable at any time. Taglich Brothers Inc. could also earn a success fee ranging from $200 thousand for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million.  In connection with the asset purchase of Stantive, Taglich Brothers earned a success fee of $200,000.

Michael Taglich purchased 350 units in the amount of $350 of Series C Preferred Stock and associated warrants in the private transaction consummated on March 13, 2019. Mr. Taglich’s purchase was subject to stockholder approval pursuant to the Nasdaq Stock Market Rule 5635(c), for which approval by the stockholders of the Company was obtained on April 26, 2019.

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

As of September 30, 2023, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recognized properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Our management has concluded that as of September 30, 2023, our internal control over financial reporting (as defined in Rule 15d-15(e) under the Exchange Act) was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management reviewed the results of its assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2023 that have materially, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9 C .  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position	Director Class	Expiration of Class Term

Joni Kahn	68	Chairperson (1)(2)(3)(4)	Class I	2024 Annual Meeting

Kenneth Galaznik	72	Director (1)(2)(4)	Class II	2025 Annual Meeting

Scott Landers	53	Director (1)(2)(3)(4)	Class II	2025 Annual Meeting

Michael Taglich	58	Director	Class III	2023 Annual Meeting

Roger Kahn	54	Director, President and Chief Executive Officer	Class I	2024 Annual Meeting

Thomas R. Windhausen	45	Chief Financial Officer, Treasurer and Secretary

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

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

Scott Landers has been a member of our Board of Directors since 2010. Mr. Landers is the Chair of the Nominating and Corporate Governance Committee and serves as a member of the Audit and Compensation Committees. Mr. Landers was the Chief Executive Officer of Harver, a volume hiring solution enabling global enterprises to hire at scale, from January 2022 to October 2023. From 2016 to July 2021, he was President and Chief Executive Officer of Monotype Imaging Holdings, Inc., and he also held the positions of Chief Operating Officer and Chief Financial Officer from 2008 to 2015. Monotype is a leading provider of fonts and font software, and the company was under both public and private ownership during his tenure. Prior to joining Monotype, from September 2007 until July 2008, Mr. Landers was the Vice President of Global Finance at Pitney Bowes Software, a leading global provider of location intelligence solutions. From 1997 until September 2007, Mr. Landers held several senior finance positions at MapInfo, a publicly held company which was acquired by Pitney Bowes in April 2007. Earlier in his career, Mr. Landers was a Business Assurance Manager with Coopers & Lybrand. Mr. Landers holds a bachelor's degree in accounting from Le Moyne College in Syracuse, N.Y. and a master’s degree in business administration from The College of Saint Rose in Albany, N.Y. Mr. Landers brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and a chief executive officer and a chief financial officer of a publicly-held company.

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

Thomas Windhausen has served as the Company’s Chief Financial Officer and Treasurer since November 2021. Prior to that he served as the Company’s VP of Finance since October 2021. Mr. Windhausen came to Bridgeline with more than 20 years of experience in both public accounting and industry. Prior to joining the Company, Mr. Windhausen served as a VP of Finance with Comtech Telecommunications Corp. from July 2019 to September 2021, and from June 2011 to June 2019, Mr. Windhausen held various accounting and finance roles with Dealertrack Technologies, Inc., and its successor Cox Automotive Inc. Mr. Windhausen started his career at PricewaterhouseCoopers, where he spent more than 10 years. He received his Bachelor’s of Science degree in Accounting from Le Moyne College in Syracuse, N.Y. and he is a member of the American Institute of Certified Public Accountants and New York State Society of Certified Public Accountants.

There are no family relationships between any of the directors and the Company’s executive officers, including between Ms. Joni Kahn and Mr. Roger Kahn, the Company’s President and Chief Executive Officer.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on a review of the copies of such forms and amendments thereto received by it, the Company believes that during the fiscal year ended September 30, 2023, all Section 16(a) filing requirements applicable to our officers, directors, and greater than 10% beneficial owners have been met, with the exception of two Form 4s for Roger Kahn that were both inadvertently filed untimely, disclosing four transactions and three transactions, respectively.

Code of Conduct and Ethics

The Company’s Board of Directors has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Act that applies to all of the Company’s officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics codifies the business and ethical principles that govern the Company’s business. A copy of the Code of Ethics is available on the Company's website www.bridgeline.com. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to its principal executive officer, principal financial officer or principal accounting officer) on its website. The Company’s website is not incorporated herein by reference.

Meetings of the Board of Directors

During fiscal 2023, the Board of Directors met 6 times.

Committees of the Board of Directors

The Company has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of our accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Audit Committee is comprised of Mr. Galaznik (Chair), Ms. Kahn and Mr. Landers. Our Board has determined that each of the members of the Audit Committee meet the criteria for independence under the standards provided by the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company’s website, www.bridgeline.com. During fiscal 2023, the Audit Committee met 4 times. Each member of the Audit Committee attended each such meeting. The Chairman of the Audit Committee was present at all meetings.

Our Board has also determined that Mr. Galaznik and Mr. Landers both qualify as an “audit committee financial expert” as defined under Item 407(d)-(5) of Regulation S-K and as an independent director as defined by the Nasdaq listing standards.

Compensation Committee

The Compensation Committee evaluates the performance of our senior executives, considers the design and competitiveness of our compensation plans, including the review of independent research and data regarding compensation paid to executives of public companies of similar size and geographic location, reviews and approves senior executive compensation and administers our equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee is comprised of Ms. Kahn (Chair), Mr. Galaznik and Mr. Landers, all of whom are independent directors. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company’s website, www.bridgeline.com. During fiscal 2023, the Compensation Committee met 2 times and acted 1 time by unanimous written consent.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the stockholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. A copy of such charter is available on the Company's website, www.bridgeline.com. Our Nominating and Governance Committee is comprised of Mr. Landers (Chair) and Ms. Kahn, each of whom are independent directors. During fiscal 2023, the Nominating and Governance Committee met 3 times.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended September 30, 2023 and September 30, 2022 for our principal executive officer and our other two most highly compensated executive officers who were serving as executive officers as of September 30, 2023. We refer to these officers as our named executive officers.

Name and Principal Position	Fiscal Year End	Salary	Bonus	Total
Roger Kahn - President and Chief Executive Officer	2023	$400,000	$99,188	$499,188
	2022	$339,333	$114,411	$453,744

Thomas R. Windhausen - Chief Financial Officer, Treasurer, and Secretary	2023	$251,250	$42,534	$293,784
	2022	$240,000	$16,818	$256,818

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

On August 18, 2022, an amendment to the employment agreement between the Company and Mr. Kahn was made, effective August 14, 2022 (the“Second Amendment”). The Second Amendment provides for the following: (i) an increase in Mr. Kahn’s annual salary to $400,000; (ii) the opportunity for Mr. Kahn to earn a periodic incentive bonus, subject to his satisfaction of certain performance metrics; and (iii) the Company’s right, but not its obligation, to issue discretionary equity incentive awards to Mr. Kahn, subject to applicable award agreements, equity incentive plans, and other such applicable terms, restrictions, and provisions. In connection with the Second Amendment, Mr. Kahn was given the opportunity to earn a $100,000 bonus with respect to the second half of fiscal 2022 and was awarded 200,000 shares of restricted stock (the “Restricted Stock Award”), pursuant to the Company’s 2016 Stock Incentive Plan. Mr. Kahn’s Restricted Stock Award vests in quarterly installments over a three year period. Mr. Kahn will also have the opportunity to earn one or more future incentive bonuses aggregating $200,000 for each year. All other terms of Mr. Kahn’s employment agreement, as amended are unchanged.

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

Outstanding Equity Awards at Fiscal 2023 Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2023.

Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (1)	Exercise Price ($/sh)	Option Expiration Date

Roger Kahn	8/24/2015	(1)	800	-	$287.50	8/24/2025
	8/19/2016	(1)	4,446	-	$205.00	8/19/2026
	11/20/2019	(1)	249,353	-	$1.40	11/20/2029
	4/14/2022	(2)	181,000	181,000	$1.85	4/14/2032
	6/30/2023	(2)	25,000	275,000	$1.18	6/30/2033
	Total		460,599	456,000

Thomas R. Windhausen	9/30/2021	(1)	20,000	10,000	$4.11	9/30/2031
	6/30/2023	(3)	2,500	27,500	$1.18	6/30/2033
	Total		22,500	37,500

(1)	Shares vest in equal installments upon the anniversary date of the grant over three years.
(2)	Shares vest in equal installments on a monthly basis over three years.
(3)	Shares vest in equal installments on a quarterly basis over three years.

Roger Kahn also holds 200,000 shares of restricted stock granted which were granted in August 2022 and which vest in quarterly installments over a three year period. As of September 30, 2023, 133,336 shares remained restricted.

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

Director Compensation Table

The following table sets forth information concerning the compensation paid to our non-employee directors during the fiscal year ended September 30, 2023.

Director	Annual Retainer	Board Meetings	Chairman	Additional	Total
Ken Galaznik	$12,000	$6,000	$10,000	$-	$28,000
Joni Kahn	12,000	6,000	15,000	3,000	36,000
Scott Landers	12,000	6,000	5,000	3,000	26,000
Michael Taglich	12,000	6,000	-	-	18,000
	$48,000	$24,000	$30,000	$6,000	$108,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after December 22, 2023 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each individual named below is our address, 100 Sylvan Road, Suite G-700, Woburn, Massachusetts 01801.

The following tables set forth, as of December 22, 2023, the beneficial ownership of our Series C Preferred and Common Stock by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of each class of the outstanding securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. At the close of business on December 22, 2023, there were 350 shares of our Series C Preferred and 10,417,609 shares of our Common Stock issued and outstanding.

Except as indicated in the footnotes to the tables below, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

This information is based upon information received from or on behalf of the individuals named herein.

Series C Preferred Stock

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Michael and Claudia Taglich, 790 New York Avenue, Huntington, NY 11743	350	(A)	100%
All current executive officers and directors as a group	350		*

(A)

Holder of Series C Preferred are entitled to vote on all matters presented to our stockholders on an as-converted basis. Each share of Series C Preferred Stock is convertible, at the option of each respective holder, into approximately 111.11 shares of Common Stock.

Common Stock

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Roger Kahn President - Chief Executive Officer, Director	1,488,397	(1)	13.57%
Michael Taglich - Director	318,934	(2)	2.99%
Joni Kahn - Director	118,153	(3)	1.12%
Scott Landers - Director	118,150	(4)	1.12%
Kenneth Galaznik - Director	118,187	(5)	1.12%
Thomas R. Windhausen - Chief Financial Officer, Treasurer, and Secretary	25,000	(6)	0.24%
All current executive officers and directors as a group	2,186,821	(7)	18.84%

(1)

Includes 552,544 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 22, 2023). Includes 200,000 shares of restricted stock. Includes 545 shares of common stock owned by Mr. Kahn’s spouse.

(2)

Includes 117,668 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 22, 2023) and 100,500 shares issuable upon the exercise of warrants, and 38,889 shares issuable upon the exercise of Series C preferred stock Also includes 35 shares of Common Stock and 2 shares issuable upon the exercise of warrants owned by Mr. Taglich’s spouse.

(3)	Includes 117,588 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 22, 2023).

(4)

Includes 117,588 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 22, 2023). Includes 8 shares of Common Stock owned by Mr. Lander’s children.

(5)	Includes 117,588 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 22, 2023).

(6)	Includes 25,000 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 22, 2023).

(7)

Includes 1,047,976 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 22, 2023), and 139,389 other issuable shares including warrants and preferred stock.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2023, regarding the shares of our common stock available for grant or granted under our equity compensation plans.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,831,515	$2.56	315,422

Equity compensation plans not approved by security holders (1)	1,757,629	3.64	-

Total	3,589,144	$-	315,422

(1)	At September 30, 2023, there were 1,757,629 total warrants outstanding.

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

In October 2013, Mr. Michael Taglich joined the Board of Directors. Michael Taglich is the Chairman and President of Taglich Brothers, Inc., a New York based securities firm. Taglich Brothers, Inc. acted as placement agents for many of the Company’s private offerings and debt issuances. In consideration of previous loans made by Michael Taglich to the Company and the personal guaranty on a former third-party credit facility no longer maintained by the Company, Mr. Taglich has been issued warrants to purchase common stock totaling 1,080 shares at an exercise price of $1,000.00 per share.

In connection with previous private offerings and debt issuances, which occurred prior to the fiscal years presented in these consolidated financial statements, Taglich Brothers, Inc. was granted Placement Agent Warrants to purchase 4,246 shares of common stock at a weighted average price of $321.00 per share and were granted Placement Agent Warrants to purchase 10,926 shares of common stock at a weighted average price of $761.61 per share.

In November 2018, the Company engaged Taglich Brothers, on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities. Fees for the services were $8 thousand per month for three months and $5 thousand thereafter, cancellable at any time. Taglich Brothers could also earn a success fee ranging from $200,000 for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million. In connection with the asset purchase of Stantive, Taglich Brothers earned a success fee of $200,000.

Michael Taglich purchased 350 units in the amount of $350,000 of Series C Preferred Stock and associated warrants in the private transaction consummated on March 13, 2019. Mr. Taglich’s purchase was subject to stockholder approval pursuant to the Nasdaq Stock Market Listing 5635(c), for which approval by the stockholders of the Company was obtained on April 26, 2019.

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

The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by PKF O’Connor Davies LLP for the fiscal year ended September 30, 2023 and 2022. The Company did not engage its independent registered public accounting firm during either of the fiscal years ended September 30, 2023 or September 30, 2022 for any other non-audit services.

Type of Service	Amount of Fee for Fiscal Year Ended
	September 30, 2023	September 30, 2022
Audit Fees	$245,500	$243,050
Audit-Related Fees	—	—
Tax Fees	—	—
Total	$245,500	$243,050

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

There were no other fees paid or accrued to PKF O’Connor Davies, LLP in the fiscal years ended September 30, 2023 or September 30, 2022.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal year ended September 30, 2023, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

– Reports of Independent Registered Public Accounting Firm

–Consolidated Balance Sheets as of September 30, 2023 and 2022

–Consolidated Statements of Operations for the years ended September 30, 2023 and 2022

–Consolidated Statements of Comprehensive Income/(Loss) for the years ended September 30, 2023 and 2022

–Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2023 and 2022

–Consolidated Statements of Cash Flows for the years ended September 30, 2023 and 2022

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

		Incorporated by Reference
Exhibit No.	Exhibit	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended	10-Q	May 15, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	December 14, 2018	3.1

3.3	Amendment to the Amended and Restated Bylaws of Bridgeline Digital, Inc., dated September 9, 2021	8-K	September 10, 2021	3.1

3.4	Certificate of Designation of the Series A Convertible Preferred Stock	8-K	November 4, 2014	3.1

3.5	Certificate of Designation of the Series B Convertible Preferred Stock	8-K	October 19, 2018	3.1

4.1	Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto	8-K	November 4, 2016	10.3

10.1	Amended and Restated Stock Incentive Plan, as amended	DEF 14 A	July 14, 2014	Appendix C

10.2	Form of Common Stock Purchase Warrant Issued to Placement Agent	8-K	November 4, 2014	10.2

10.3	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated January 7, 2015	8-K	January 9, 2015	10.2

10.4	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated February 17, 2015	10-Q	February 17, 2015	10.2

10.5	Form of Restricted Stock Agreement	10-Q	May 15, 2015	10.6

10.6	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated May 12, 2015	10-Q	May 15, 2015	10.9

10.7	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated July 21, 2015	8-K	July 24, 2015	10.2

10.8	Bridgeline Digital Inc. 2016 Stock Incentive Plan	DEF 14 A	March 22, 2016	Appendix B

10.9	Form of Common Stock Purchase Warrant issued to Placement Agent	8-K	May 17, 2016	10.3

10.10	Placement Agreement between Bridgeline Digital, Inc and Taglich Brothers, Inc dated March 31, 2016	8-K	June 15, 2016	10.3

10.11	Form of Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.1

10.12	Form of Purchaser Warrant	8-K	November 4, 2016	10.2

10.13	Form of Registration Rights Agreement dated November 3, 2016	8-K	November 4, 2016	10.3

10.14	Form of Insider Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.4

10.15	Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P. dated October 10, 2017	8-K	October 13, 2017	10.1

10.16	Form of Warrant to Purchase Stock issued to Montage Capital II, L.P	8-K	October 13, 2017	10.2

10.17	Intercreditor Agreement between Heritage Bank of Commerce and Montage Capital II, L.P dated October 10, 2017	8-K	October 13, 2017	10.3

10.18	First Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II. LP, dated May 10, 2018	10-Q	May 15, 2018	10.2

10.19	Form of Note Purchase Agreement	8-K	September 11, 2018	10.1

10.20	Form of Promissory Note	8-K	September 11, 2018	10.2

10.21	Form of Subordination Agreement	8-K	September 11, 2018	10.3

10.22	Second Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P., dated October 22, 2018	8-K	October 24, 2018	10.1

10.23	First Amendment to the Bridgeline Digital, Inc. 2016 Stock Incentive Plan	DEF 14-A	August 23, 2019	Appendix B

10.24	Share Purchase Agreement, by and between the Company and WooRank SRL., dated February 2, 2021	8-K	February 3, 2021	10.1

10.25	Form of Securities Purchase Agreement, dated February 4, 2021	8-K	February 9, 2021	10.1

10.26	Form of Placement Agent Warrant, dated February 4, 2021	8-K	February 9, 2021	10.2

10.27	Employment Agreement dated September 13, 2019 between Bridgeline Digital, Inc. and Roger “Ari” Kahn	8-K	September 19, 2018	10.1

10.28	First Amendment to Roger “Ari” Kahn’s Employment Agreement dated February 25, 2021	8-K	March 2, 2021	10.1

10.29	Share Purchase Agreement, by and between the Company, Svanaco, Inc., an Illinois corporation, Svanawar, Inc., an Illinois corporation, and HawkSearch Inc., an Illinois corporation, dated May 11, 2021	8-K	May 12, 2021	10.1

10.30	Employment Agreement dated November 30, 2021 between Bridgeline Digital, Inc. and Thomas R. Windhausen	10-K	December 20, 2021	10.29

10.31	Second Amendment to the Bridgeline Digital, Inc. 2016 Stock Incentive Plan	DEF 14-A	February 14, 2022	Appendix A

10.32	Amendment to Stock Purchase Agreement, among Bridgeline Digital, Inc., Svanaco, Inc., Svanawar, Inc., and HawkSearch Inc., dated June 15, 2022.	8-K	June 22, 2022	10.1

10.33	Second Amendment to Roger “Ari” Kahn’s Employment Agreement, effective August 14, 2022	8-K	August 24, 2022	10.1

10.34	Third Amendment to the Bridgeline Digital, Inc. 2016 Stock Incentive Plan	DEF 14-A	April 17, 2023	Appendix A

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
21.1	Subsidiaries of the Registrant				X

23.1	Consent of PKF O’Connor Davies, LLP				X

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	Clawback Policy				X

101.INS**	Inline XBRL Instance				X
101.SCH**	Inline XBRL Taxonomy Extension Schema				X
101.CAL**	Inline XBRL Taxonomy Extension Calculation				X
101.DEF**	Inline XBRL Taxonomy Extension Definition				X
101.LAB**	Inline XBRL Taxonomy Extension Labels				X
101.PRE**	Inline XBRL Taxonomy Extension Presentation				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

(c) Financial Statement Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Roger Kahn

Name: Roger Kahn

December 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	President and Chief Executive Officer, Director (Principal Executive Officer)	December 27, 2023
Roger Kahn

/s/ Thomas R. Windhausen	Chief Financial Officer	December 27, 2023
Thomas R. Windhausen	(Principal Financial Officer)

/s/Kenneth Galaznik	Director	December 27, 2023
Kenneth Galaznik

/s/ Joni Kahn	Director	December 27, 2023
Joni Kahn

/s/ Scott Landers	Director	December 27, 2023
Scott Landers

/s/ Michael Taglich	Director	December 27, 2023
Michael Taglich