Form 10-Q
period 2023-12-31
Bridgeline Digital, Inc.
filed 2024-02-14
CIK 1378590

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

(781) 376-5555
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section (12)b of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BLIN	The NASDAQ Capital Market

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

The number of shares of common stock par value $0.001 per share, outstanding as of February 14, 2024 was 10,417,609.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2023

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2023

Statements contained in this Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc.  These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability, instability in the financial markets, including the banking sector; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission.  Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Bridgeline Digital, Inc. assumes no obligation to, and does not currently intend to, update any such forward-looking statements, except as required by applicable law. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	December 31, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,409	$2,377
Accounts receivable, net	1,251	1,004
Prepaid expenses and other current assets	463	278
Total current assets	3,123	3,659
Property and equipment, net	112	151
Operating lease assets	294	390
Intangible assets, net	4,544	4,890
Goodwill	8,468	8,468
Other assets	61	73
Total assets	$16,602	$17,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$213	$267
Current portion of operating lease liabilities	172	148
Accounts payable	1,126	1,255
Accrued liabilities	1,207	995
Deferred revenue	1,660	2,084
Total current liabilities	4,378	4,749
Long-term debt, net of current portion	433	435
Operating lease liabilities, net of current portion	122	241
Warrant liabilities	156	174
Other long-term liabilities	582	572
Total liabilities	5,671	6,171

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at December 31, 2023 and September 30, 2023	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,417,609 shares issued and outstanding at December 31, 2023 and September 30, 2023	10	10
Additional paid-in capital	101,387	101,275
Accumulated deficit	(90,199)	(89,577)
Accumulated other comprehensive loss	(267)	(248)
Total stockholders’ equity	10,931	11,460
Total liabilities and stockholders’ equity	$16,602	$17,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Net revenue:
Subscription and perpetual licenses	$3,086	$3,229
Digital engagement services	669	854
Total net revenue	3,755	4,083
Cost of revenue:
Subscription and perpetual licenses	827	861
Digital engagement services	376	418
Total cost of revenue	1,203	1,279
Gross profit	2,552	2,804
Operating expenses:
Sales and marketing	913	1,209
General and administrative	781	832
Research and development	1,093	747
Depreciation and amortization	385	378
Restructuring and acquisition related expenses	15	-
Total operating expenses	3,187	3,166
Loss from operations	(635)	(362)
Change in fair value of contingent consideration, interest expense and other, net	-	(9)
Change in fair value of warrant liabilities	18	297
Loss before income taxes	(617)	(74)
Provision for income taxes	5	6
Net loss	(622)	(80)
Net loss per share attributable to common shareholders:
Basic net loss per share	$(0.06)	$(0.01)
Diluted net loss per share	$(0.06)	$(0.01)
Number of weighted average shares outstanding:
Basic	10,417,609	10,417,609
Diluted	10,417,609	10,430,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Net loss	$(622)	$(80)
Other comprehensive loss:
Net change in foreign currency translation adjustment	(19)	(61)
Comprehensive loss	$(641)	$(141)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended December 31, 2023
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2023	350	$-	10,417,609	$10	$101,275	$(89,577)	$(248)	$11,460
Stock-based compensation expense	-	-	-	-	112	-	-	112
Net loss	-	-	-	-	-	(622)	-	(622)
Foreign currency translation	-	-	-	-	-	-	(19)	(19)
Balance at December 31, 2023	350	$-	10,417,609	$10	$101,387	$(90,199)	$(267)	$10,931

	For the Three Months Ended December 31, 2022
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2022	350	$-	10,417,609	$10	$100,704	$(80,142)	$(220)	$20,352
Stock-based compensation expense	-	-	-	-	93	-	-	93
Net loss	-	-	-	-	-	(80)	-	(80)
Foreign currency translation	-	-	-	-	-	-	(61)	(61)
Balance at December 31, 2022	350	$-	10,417,609	$10	$100,797	$(80,222)	$(281)	$20,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(622)	$(80)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	346	342
Depreciation and other amortization	45	42
Change in fair value of warrant liabilities	(18)	(297)
Stock-based compensation	112	93
Changes in operating assets and liabilities
Accounts receivable	(243)	(400)
Prepaid expenses and other current assets	(185)	(339)
Other assets	4	9
Accounts payable and accrued liabilities	67	528
Deferred revenue	(402)	31
Other liabilities	-	(11)
Total adjustments	(274)	(2)
Net cash used in operating activities	(896)	(82)
Cash flows from investing activities:
Purchase of property and equipment	-	(6)
Cash flows from financing activities:
Payments of long-term debt	(84)	(46)
Payments of contingent consideration and deferred cash payable	-	(250)
Net cash used in financing activities	(84)	(296)
Effect of exchange rate changes on cash and cash equivalents	12	36
Net decrease in cash and cash equivalents	(968)	(348)
Cash and cash equivalents at beginning of period	2,377	2,856
Cash and cash equivalents at end of period	$1,409	$2,508

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$5	$2
Income taxes	$-	$5

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

All of Bridgeline's software is available through a cloud-based Software as a Service (“SaaS”) model, whose flexible architecture provides customers hosting and support. Additionally, Unbound and HawkSearch have the option to be available via a traditional perpetual licensing business model, in which the software can reside on a dedicated infrastructure either on premise at the customer’s facility, or manage-hosted by Bridgeline via a cloud-based, dedicated hosted services model.

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

Liquidity and Management’s Plans

The Company has historically incurred operating losses and used cash on hand and from financing activities to fund operations as well as develop new products. The Company is continuing to maintain tight control over discretionary spending for the 2024 fiscal year. The Company believes that future revenues and cash flows will supplement its working capital and it has an appropriate cost structure to support future revenue growth.

The Company may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof.  Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-262764), which was initially filed with the Securities and Exchange Commission on February 16, 2022 and declared effective on March 4, 2022 (the “Shelf Registration”).  A complete description of the types of securities that the Company may sell is described in the Preliminary Prospectus contained in the Shelf Registration.   As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration.  There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us.  Further, our ability to offer or sell such securities may be limited by rules of the NASDAQ Capital Market

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three months ended December 31, 2023 are not necessarily indicative of the results to be expected for the year ending September 30, 2024. The accompanying  September 30, 2023 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2023.

Recently Adopted Accounting Pronouncements

Financial Instruments – Credit Losses

Effective October 1, 2023, the Company adopted the requirements of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), along with the subsequently issued guidance amending and clarifying various aspects of ASU 2016-13, using the modified retrospective method of adoption. In accordance with that method, the comparative periods’ information continues to be reported under the relevant accounting guidance in effect for that period. For the current period, the standard replaces the existing incurred credit loss model with the current expected credit losses model for financial instruments, including accounts receivable, through a cumulative-effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is effective.  Although the adoption of ASU 2016-13 did not have a material impact on the condensed consolidated financial statements it represented a change in the accounting policy with respect to the estimation of allowance for uncollectible accounts.

The allowance for credit losses is determined based upon a variety of judgments and factors. Factors considered in determining the allowance include historical collection, write-off experience, and management's assessment of collectability from customers, including current conditions, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic indicators. Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written-off against the allowance for credit losses when such balances are deemed to be uncollectible.

Business Combinations

In October 2021, the FASB issued ASU No. 2021 - 08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with U.S. GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. The adoption of ASU 2021 - 08 during the Company's fiscal 2024 first quarter did not have a material impact on its consolidated financial statements and related disclosures.

Accounting Pronouncements Pending Adoption

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of December 31, 2023	As of September 30, 2023
Accounts receivable	$1,446	$1,184
Allowance for credit losses	(195)	(180)
Accounts receivable, net	$1,251	$1,004

As of  December 31, 2023 and September 30, 2023, no customer exceeded 10% of accounts receivable.

Allowance for Credit Losses

The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of October 1, 2023	$180
Credit loss expense (recovery)	15
Write-off/adjustments	-
Balance as of December 31, 2023	$195

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

The carrying value of the Company’s accounts receivable and accounts payable approximates fair value due to their short-term nature. As of December 31, 2023 and September 30, 2023, the aggregate fair values of long-term debts were $0.6 million and $0.6 million, respectively, with an aggregate carrying value of $0.6 million and $0.7 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 22.3% - 81.9% and 41.9%, respectively, as of December 31, 2023, and 27.7% - 84.5% and 45.5%, respectively, as of September 30, 2023. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of December 31, 2023			As of September 30, 2023
	Montage Capital	Series C Preferred	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred
Volatility	56.8%	49.3%	72.1%	60.7%	51.7%	73.6%
Risk-free rate	4.4%	5.1%	4.0%	5.0%	5.5%	4.8%
Stock price	$0.87	$0.87	$0.87	$0.83	$0.83	$0.83

The Company recognized a gain of $18 thousand and $0.3 million for the three months ended December 31, 2023 and 2022, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price, to the Monte Carlo option-pricing model.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2023 and September 30, 2023, are as follows:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$12	$12
Series A and C	-	-	11	11
Series D	-	-	133	133
Total warrant liabilities	$-	$-	$156	$156

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total

Assets:
Goodwill, net	$-	$-	$8,468	$8,468
Liabilities:
Warrant liabilities:
Montage	-	-	12	12
Series A and C	-	-	11	11
Series D	-	-	151	151
Total warrant liabilities	$-	$-	$174	$174

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

Warrant Liabilities
Balance at beginning of period, October 1, 2023	$174
Additions	-
Payments or exercises	-
Adjustment to fair value	(18)
Balance at end of period, December 31, 2023	$156

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of December 31, 2023	As of September 30, 2023
Domain and trade names	$615	$629
Customer related	3,466	3,678
Technology	463	583
Balance at end of period	$4,544	$4,890

Total amortization expense was $346 and $342 related to intangible assets for the three months ended December 31, 2023 and 2022, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2024 (remaining), 2025, 2026, 2027, and 2028 and thereafter is $638, $732, $672, $558, $558 and $1,386, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31, 2023	As of September 30, 2023
Compensation and benefits	$587	$517
Professional fees	287	260
Insurance	144	-
Taxes	3	4
Other	186	214
Balance at end of period	$1,207	$995

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7.    Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders. The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consisted of the following:

	As of December 31, 2023	As of September 30, 2023
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$381	$385
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures in September 2025.	265	317
Total debt	646	702
Less: current portion	(213)	(267)
Long-term debt, net of current portion	$433	$435

At December 31, 2023, future maturities of long-term debt are as follows:

Fiscal year:
2024 (remaining)	$193
2025	213
2026	80
2027	80
2028	80
Total long-term debt	$646

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

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10 and (ii) divided by the conversion price in effect at the time of conversion. As of December 31, 2023 and September 30, 2023, the Company had no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 5,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The shares of Series B Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series B Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. As of December 31, 2023 and September 30, 2023, the Company had no shares of Series B Preferred Stock outstanding.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The shares of Series C Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. Series C Preferred Stock vote on an as-converted basis along with shares of the Company’s common stock, are not entitled to receive dividends, unless specifically declared by our Board of Directors, and in the event of any liquidation, dissolution or winding up of the Company the holders of Series C Preferred Stock are entitled to receive in preference to the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any other stock, the amount equal to the stated value per share of Series C Preferred Stock. The Company  may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of December 31, 2023 and September 30, 2023, the Company had 350 shares of Series C Preferred Stock outstanding, which were convertible into an aggregate of 38,889 shares of the Company’s common stock.

Series D Convertible Preferred Stock

The Company has designated 4,200 shares of its preferred stock as Series D Convertible Preferred Stock (“Series D Preferred Stock”).  The shares of Series D Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series D Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of December 31, 2023 and September 30, 2023, the Company had no shares of Series D Preferred Stock outstanding.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2016 Plan provides for the issuance in the aggregate of up to 2,400,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of December 31, 2023, there were 1,802,479 options outstanding and approximately 344 thousand shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the three months ended December 31, 2023 and 2022, compensation expense related to share-based payments was as follows:

	Three Months Ended December 31,
	2023	2022
Cost of revenue	$-	$5
Operating expenses	112	88
	$112	$93

As of December 31, 2023, the Company had approximately $0.5 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 1.7 years.

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

As of  December 31, 2023, the number of shares issuable upon exercise of the (i) Series A Warrants were 872,625 shares; (ii) Series C Warrants were 13,738 shares; and (iii) the Placement Agent Warrants issued in connection with the Series C Preferred Stock were 11,992 shares.

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

The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of  December 31, 2023, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the three months ended December 31, 2023 and 2022, no warrants were exercised.

Total warrants outstanding as December 31, 2023, were as follows:

Type	Issue Date	Shares	Price	Expiration
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Investors	3/12/2019	872,625	$4.00	9/12/2024
Investors	3/12/2019	13,738	$0.05	9/12/2024
Placement Agent	3/12/2019	11,992	$4.00	9/12/2024
Placement Agent	2/4/2021	31,564	$3.88	2/4/2026
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	5/14/2021	179,536	$2.85	5/12/2026
		1,702,888

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended December 31, 2023, the Company did not grant any options. During the three months ended December 31, 2022, the Company granted options to purchase 50,000 shares at an exercise price of $1.34, which vest ratably over a three-year period.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the period ended December 31, 2022 are as follows:

Non-Board
Weighted-average fair value per share option	$1.12
Expected life (in years)	6.0
Volatility	108.5%
Risk-free interest rate	3.8%
Dividend yield	0.0%

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

A summary of combined restricted stock, stock option and warrant activity for the three months ended December 31, 2023, is as follows:

	Restricted Stock	Stock Options		Stock Warrants
	Awards	Awards	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, October 1, 2023	200,000	1,831,515	$2.56	1,757,629	$3.64
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	(29,018)	1.58	-	-
Expired	-	(18)	1,362.50	(54,741)	10.17
Outstanding, December 31, 2023	200,000	1,802,479	$2.56	1,702,888	$3.43
Options vested and exercisable, December 31, 2023		1,192,642	$3.14

As of December 31, 2023, there was no aggregate intrinsic value of options outstanding and exercisable, and the weighted-average remaining contractual term was 8.1 and 7.6 years, respectively.

In February 2024, the Company issued 250,000 total options to members of management at an exercise price of $0.83, which vest quarterly over three years.

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

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended December 31,
	2023	2022
Numerator:
Net loss – basic earnings per share	$(622)	$(80)
Effect of dilutive securities:	-	-
Change in fair value of in-the-money warrant derivative liabilities	-	(2)
Net income (loss) applicable to common shareholders - diluted earnings per share	$(622)	$(82)

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,417,609	10,417,609
Effect of dilutive securities:
Options	-	-
Warrants	-	13,213
Preferred stock	-	-
Weighted-average shares outstanding for diluted earnings per share	10,417,609	10,430,822

Basic net loss per share	$(0.06)	$(0.01)
Diluted net loss per share	$(0.06)	$(0.01)

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	Three Months Ended December 31,
	2023	2022
Stock options	1,802,479	1,192,094
Warrants	1,702,888	1,744,416
Series C Convertible Preferred Stock	38,889	38,889

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended December 31,
Revenues:	2023	2022
United States	$3,097	$3,295
International	658	788
	$3,755	$4,083

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $1.2 million and $1.3 million as of December 31, 2023 and September 30, 2023, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Three Months Ended December 31,
Revenues:	2023	2022
Subscription	$2,706	$2,832
Maintenance	124	136
Hosting	256	261
Digital engagement services	669	854
	$3,755	$4,083

For the three months ended December 31, 2023 and 2022, no single customer exceeded 10% of the Company’s total revenue.

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

The following table summarizes the classification and net change in deferred revenue as of and for the three months ended December 31, 2023:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2023	$2,084	$345
Decrease	(424)	-
Balance as of December 31, 2023	$1,660	$345

11.  Income Taxes

Provision for income taxes consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During the three months ended December 31, 2023 and 2022, the Company recognized a provision for income taxes of $5 and $6, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three months ended December 31, 2023, the Company was also a lessee/sublessor for certain office locations. During the first quarter of fiscal 2024, the Company remeasured its operating lease liability for one its sublet locations as a result of a change in the expected lease term. Such remeasurement resulted in an adjustment to the operating lease asset of less than $0.1 million, equal to the amount in which the operating lease liability was remeasured.

The components of net lease costs were as follows:

	Three Months Ended December 31,
	2023	2022
Condensed Consolidated Statement of Operations:
Operating lease cost	$66	$64
Variable lease cost	35	37
Less: Sublease income, net	(55)	(39)
Total	$46	$62

Cash paid for amounts included in the measurement of lease liabilities was $174 thousand and $58 thousand for the three months ended December 31, 2023 and 2022, all of which represents operating cash flows from operating leases. As of December 31, 2023, the weighted average remaining lease term was 1.7 years and the weighted average discount rate was 7.0%.

At December 31, 2023, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2024 (remaining)	$118	$60	$58
2025	192	66	126
2026	-	-	-
2027	-	-	-
2028	-	-	-
Thereafter	-	-	-
Total lease commitments	310	126	184
Less: Amount representing interest	(16)
Present value of lease liabilities	294
Less: current portion	(172)
Operating lease liabilities, net of current portion	$122

During the three months ended December 31, 2023 the Company entered into a sublease for its Rosemont, Illinois location.  The sublease is for $6 thousand a month and has a term through August 31, 2025.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

13.   Commitments and Contingencies

The Company leases certain of its buildings under non-cancelable lease agreements. Refer to the Leases footnote (Note 12) of the Notes to the Condensed Consolidated Financial Statements for additional information.

The Company frequently warrants that the technology solutions it develops for its clients will operate in accordance with the project specifications without defects for a specified warranty period, subject to certain limitations that the Company believes are standard in the industry. In the event that defects are discovered during the warranty period, and none of the limitations apply, the Company is obligated to remedy the defects until the solution that the Company provided operates within the project specifications. The Company is not typically obligated by contract to provide its clients with any refunds of the fees they have paid, although a small number of its contracts provide for the payment of liquidated damages upon default. The Company has purchased and maintains insurance policies covering professional errors and omissions, property damage and general liability that reduce its monetary exposure for warranty-related claims and enable it to recover a portion of any future amounts paid.

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of December 31, 2023 and September 30, 2023.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of December 31, 2023 and September 30, 2023, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of December 31, 2023, the Company was not engaged with any material legal proceedings.

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

In consideration of previous loans made by Mr. Taglich to the Company and the personal guaranty on a former third-party credit facility no longer maintained by the Company, Mr. Taglich has been issued warrants to purchase common stock totaling 1,080 shares at an exercise price of $1,000 per share.

In November 2018, the Company engaged Taglich Brothers Inc, on a non-exclusive basis, to perform advisory and investment banking services to identify possible acquisition target possibilities.  Fees for the services were $8 thousand per month for three months and $5 thousand per month thereafter, cancellable at any time. Taglich Brothers could also earn a success fee ranging from $200 thousand for a revenue target acquisition of under $5 million up to $1 million for an acquisition target over $200 million.  In connection with the asset purchase of Stantive, Taglich Brothers earned a success fee of $200,000. The services agreement is no longer in place.

Mr. Taglich purchased 350 units in the amount of $350 of Series C Preferred Stock and associated warrants in the private transaction consummated on March 13, 2019. Mr. Taglich’s purchase was subject to stockholder approval pursuant to The Nasdaq Stock Market Listing Rule 5635(c), for which approval by the stockholders of the Company was obtained on April 26, 2019.

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

15.  Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements, except as already disclosed in Note 8.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements included in this section, other than statements or characterizations of historical fact, are forward-looking statements. These “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may" "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; instability in the financial markets, including the banking sector; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission. Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as well as in the other documents that we file with the Securities and Exchange Commission.

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

All of Bridgeline's software is available through a cloud-based Software as a Service (“SaaS”) model, whose flexible architecture provides customers hosting and support. Additionally, Unbound and HawkSearch have the option to be available via a traditional perpetual licensing business model, in which the software can reside on a dedicated infrastructure either on premise at the customer’s facility, or manage-hosted by Bridgeline via a cloud-based, dedicated hosted services model.

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

Customer Information

We currently have over 2,000 active customers. For the three months ended December 31, 2023 and 2022, no customer exceeded 10% of the Company’s revenue.

Results of Operations for the Three Months Ended December 31, 2023 compared to the Three Months Ended December 31, 2022

Total net revenue for each of the three months ended December 31, 2023 and 2022, was $3.8 million and $4.1 million, respectively. We had net loss of ($0.6) million and ($0.08) million for the three months ended December 31, 2023 and 2022, respectively. Included in the net loss for the three months ended December 31, 2023 and 2022, was a gain of $18 thousand and $0.3 million, respectively, as a result of the change in the fair value of certain warrant liabilities. Basic and diluted loss per share attributable to common shareholders was $0.06 for the three months ended December 31, 2023. Basic and diluted net loss per share attributable to common shareholders was $0.01 for the three months ended December 31, 2022.

(in thousands)	Three Months Ended December 31,
Revenue	2023	%	2022	%	Change	% Change
Subscription and perpetual licenses	$3,086	82%	$3,229	79%	$(143)	(4)%
Digital engagement services	669	18%	854	21%	(185)	(22)%
Total net revenue	3,755		4,083		(328)	(8)%

Cost of revenue
Subscription and perpetual licenses	827	27%	861	27%	(34)	(4)%
Digital engagement services	376	56%	418	49%	(42)	(10)%
Total cost of revenue	1,203	32%	1,279	31%	(76)	(6)%
Gross profit	2,552	68%	2,804	69%	(252)	(9)%

Operating expenses
Sales and marketing	913	24%	1,209	30%	(296)	(24)%
General and administrative	781	21%	832	20%	(51)	(6)%
Research and development	1,093	29%	747	18%	346	46%
Depreciation and amortization	385	10%	378	9%	7	2%
Restructuring and acquisition related expenses	15	0%	-	0%	15	0%
Total operating expenses	3,187		3,166		21	1%

Loss from operations	(635)		(362)		(273)	75%
Change in fair value of contingent consideration, interest expense and other, net	-		(9)		9	(100)%
Change in fair value of warrant liabilities	18		297		(279)	(94)%
Loss before income taxes	(617)		(74)		(543)	733%
Provision for income taxes	5		6		(1)	(17)%

Net loss	$(622)		$(80)		$(542)	677%

Non-GAAP Measure:
Adjusted EBITDA	$(117)		$115		$(232)	(202)%

Revenue

Our revenue is derived from two sources: (i) subscription and perpetual licenses and (ii) digital engagement services.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses for the three months ended December 31, 2023 of $3.1 million decreased $0.1 million from $3.2 million for the three months ended December 31, 2022. The decrease for the three months ended December 31, 2023 compared to the prior period partially resulted from a reduction in revenue from a particular customer. Subscription and perpetual licenses revenue as a percentage of total revenue increased to 82% from 79% for the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

Digital Engagement Services

Revenue from digital engagement services of $0.7 million for the three months ended December 31, 2023 decreased from $0.9 million for the three months ended December 31, 2022. Digital engagement services revenue as a percentage of total revenue decreased to 18% in December 31, 2023 from 21% in December 31, 2022

Cost of Revenue

Total cost of revenue of $1.2 million for the three months ended December 31, 2023 decreased from $1.3 million for the three months ended December 31, 2022.

Cost of Subscription and Perpetual Licenses

Cost of subscription and perpetual licenses decreased 4% to $0.8 million for the three months ended December 31, 2023 from $0.9 million for the three months ended December 31, 2022. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual licenses revenue was 27% for each of the three months ended December 31, 2023 and 2022, respectively.

Cost of Digital Engagement Services

Cost of digital engagement services decreased 10% to $0.4 million for the three months ended December 31, 2023 from $0.4 million for the three months ended December 31, 2022. The cost of total digital engagement services as a percentage of total digital engagement services revenue was 56% and 49% for the three months ended December 31, 2023 and 2022, respectively.

Gross Profit

Gross profit of $2.6 million for the three months ended December 31, 2023 decreased $0.3 million as compared to $2.8 million for the three months ended December 31, 2022. The gross profit margin was 68% and 69% for the three months ended December 31, 2023 and 2022, respectively.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $0.9 million for the three months ended December 31, 2023 decreased from $1.2 million for the three months ended December 31, 2022. Sales and marketing expense as a percentage of total revenue was 24% and 30% for the three months ended December 31, 2023 and 2022, respectively.

The changes for the comparable periods is primarily attributable to lower personnel costs.

General and Administrative Expenses

General and administrative expenses of $0.8 million for the three months ended December 31, 2023 decreased from $0.8 million for the three months ended December 31, 2022. General and administrative expense as a percentage of total revenue was 21% for the three months ended December 31, 2023 and 20% for the three months ended December 31, 2022.

Research and Development

Research and development expenses of $1.1 million for the three months ended December 31, 2023 increased $0.3 million, from $0.7 million for the three months ended December 31, 2022. Research and development expenses as a percentage of total revenue was 29% for the three months ended December 31, 2023 and 18% for the three months ended December 31, 2022.

The changes for each of the comparable periods is primarily attributable to additional personnel costs.

Depreciation and Amortization

Depreciation and amortization expense was $0.4 million for the three months ended December 31, 2023 and 2022. Depreciation and amortization as a percentage of total revenue increased to 10% for the three months ended December 31, 2023 compared to 9% for the three months ended December 31, 2022.

Loss from Operations

The loss from operations was ($0.6) million and ($0.4) million for the three months ended December 31, 2023 and 2022.

Change in fair value of contingent consideration, interest expense and other, net

During the three months ended December 31, 2023, the change in fair value of contingent consideration, interest expense and other, net, was $0 and ($9) thousand, respectively.

Change in fair value of warrant liabilities

The Company recognized a gain related to the change in fair value of warrant liabilities of $18 thousand and $0.3 million, for the three months ended December 31, 2023 and 2022, respectively.

Provision for Income Taxes

The provision for income taxes was $5 thousand for the three months ended December 31, 2023 and $6 thousand for the three months ended December 31, 2022. The provision for income taxes consists of estimated liability for federal and state income taxes owed by the Company.  Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company maintains a valuation allowance against its net deferred tax assets.

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

The following table reconciles net loss (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended December 31,
	2023	2022
Net loss	$(622)	$(80)
Provision for income tax	5	6
Change in fair value of contingent consideration and interest expense, net	-	9
Change in fair value of warrants	(18)	(297)
Amortization of intangible assets	346	342
Depreciation and other amortization	45	42
Restructuring and acquisition related charges	15	-
Stock-based compensation	112	93
Adjusted EBITDA	$(117)	$115

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $0.9 million for the three months ended December 31, 2023, compared to $0.1 million for the three months ended December 31, 2022. The change in cash used in operating activities, compared to the prior period, was primarily due to a decrease in net earnings and changes in non-cash items, including changes in fair value of warrant liabilities, and changes in accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities and deferred revenue.

Investing Activities

There was no cash used in investing activities for the three months ended December 31, 2023. Cash used in investing activities was $6 thousand for the three months ended December 31, 2022, related primarily to purchases of property and equipment.

Financing Activities

Cash used in financing activities was $0.1 million for the three months ended December 31, 2023, related to long-term debt payments related to acquisitions completed during fiscal 2021. Cash used in financing activities was $0.3 million for the three months ended December 31, 2022, primarily related to payments of long-term debt and deferred purchase price payable and contingent consideration payments related to acquisitions completed during fiscal 2021.

Capital Resources and Liquidity Outlook

The Company has historically incurred operating losses and used cash on hand and from financing activities to fund operations as well as develop new products. The Company is continuing to maintain tight control over discretionary spending for the 2024 fiscal year. The Company believes that future revenues and cash flows will supplement its working capital and it has an appropriate cost structure to support future revenue growth.

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

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases is $0.3 million, of which $0.2 million is expected in the next twelve months. Debt payments on the Company’s various debt obligations total $0.6 million of which $0.2 million is expected to be paid in the next twelve months.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Revenue recognition;
●	Allowance for credit losses;
●	Accounting for goodwill and other intangible assets;
●	Accounting for business combinations;
●	Accounting for common stock purchase warrants; and
●	Accounting for stock-based compensation.

Revenue Recognition

The Company derives its revenue from two sources: (i) Software Licenses, which are comprised of subscription fees, perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses, and (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering search. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”, do not take possession of the software.

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

Allowance for Credit Losses

The allowance for credit losses is determined based upon a variety of judgments and factors. Factors considered in determining the allowance include historical collection, write-off experience, and management's assessment of collectability from customers, including current conditions, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic indicators. Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written-off against the allowance for credit losses when such balances are deemed to be uncollectible.

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

Accounting for Stock-Based Compensation

At December 31, 2023, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 8 of these condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2023.

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

From time to time, we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission on December 27, 2023.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission on December 27, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities in the three months ended December 31, 2023.

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

Bridgeline Digital, Inc.
(Registrant)

February 14, 2024	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

February 14, 2024	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)