Form 10-Q
period 2024-03-31
Bridgeline Digital, Inc.
filed 2024-05-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of common stock par value $0.001 per share, outstanding as of May 14, 2024 was 10,417,609.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2024

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2024

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	March 31, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,302	$2,377
Accounts receivable, net	1,462	1,004
Prepaid expenses and other current assets	388	278
Total current assets	3,152	3,659
Property and equipment, net	84	151
Operating lease assets	246	390
Intangible assets, net	4,278	4,890
Goodwill	8,468	8,468
Other assets	54	73
Total assets	$16,282	$17,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$273	$267
Current portion of operating lease liabilities	165	148
Accounts payable	1,204	1,255
Accrued liabilities	796	995
Deferred revenue	2,161	2,084
Total current liabilities	4,599	4,749
Long-term debt, net of current portion	339	435
Operating lease liabilities, net of current portion	81	241
Warrant liabilities	181	174
Other long-term liabilities	577	572
Total liabilities	5,777	6,171

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at March 31, 2024 and September 30, 2023	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,417,609 shares issued and outstanding at March 31, 2024 and September 30, 2023	10	10
Additional paid-in capital	101,569	101,275
Accumulated deficit	(90,801)	(89,577)
Accumulated other comprehensive loss	(273)	(248)
Total stockholders’ equity	10,505	11,460
Total liabilities and stockholders’ equity	$16,282	$17,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net revenue:
Subscription and perpetual licenses	$3,010	$3,273	$6,096	$6,502
Digital engagement services	794	821	1,463	1,675
Total net revenue	3,804	4,094	7,559	8,177
Cost of revenue:
Subscription and perpetual licenses	860	840	1,687	1,701
Digital engagement services	420	422	796	840
Total cost of revenue	1,280	1,262	2,483	2,541
Gross profit	2,524	2,832	5,076	5,636
Operating expenses:
Sales and marketing	941	1,386	1,854	2,595
General and administrative	766	756	1,547	1,588
Research and development	1,037	926	2,130	1,673
Depreciation and amortization	299	381	684	759
Restructuring and acquisition related expenses	-	45	15	45
Total operating expenses	3,043	3,494	6,230	6,660
Loss from operations	(519)	(662)	(1,154)	(1,024)
Interest expense and other, net	(53)	(10)	(53)	(19)
Change in fair value of warrant liabilities	(25)	171	(7)	468
Loss before income taxes	(597)	(501)	(1,214)	(575)
Provision for income taxes	5	10	10	16
Net loss	(602)	(511)	(1,224)	(591)
Net loss per share attributable to common shareholders:
Basic net loss per share	$(0.06)	$(0.05)	$(0.12)	$(0.06)
Diluted net loss per share	$(0.06)	$(0.05)	$(0.12)	$(0.06)
Number of weighted average shares outstanding:
Basic	10,417,609	10,417,609	10,417,609	10,417,609
Diluted	10,430,602	10,430,710	10,430,602	10,430,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net loss	$(602)	$(511)	$(1,224)	$(591)
Other comprehensive loss:
Net change in foreign currency translation adjustment	(6)	(5)	(25)	(66)
Comprehensive loss	$(608)	$(516)	$(1,249)	$(657)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended March 31, 2024
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2023	350	$-	10,417,609	$10	$101,275	$(89,577)	$(248)	$11,460
Stock-based compensation expense	-	-	-	-	112	-	-	112
Net loss	-	-	-	-	-	(622)	-	(622)
Foreign currency translation	-	-	-	-	-	-	(19)	(19)
Balance at December 31, 2023	350	$-	10,417,609	$10	$101,387	$(90,199)	$(267)	$10,931
Stock-based compensation expense	-	-	-	-	182	-	-	182
Net loss	-	-	-	-	-	(602)	-	(602)
Foreign currency translation	-	-	-	-	-	-	(6)	(6)
Balance at March 31, 2024	350	$-	10,417,609	$10	$101,569	$(90,801)	$(273)	$10,505

	For the Three Months Ended March 31, 2023
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2022	350	$-	10,417,609	$10	$100,704	$(80,142)	$(220)	$20,352
Stock-based compensation expense	-	-	-	-	93	-	-	93
Net loss	-	-	-	-	-	(80)	-	(80)
Foreign currency translation	-	-	-	-	-	-	(61)	(61)
Balance at December 31, 2022	350	$-	10,417,609	$10	$100,797	$(80,222)	$(281)	$20,304
Stock-based compensation expense	-	-	-	-	84	-	-	84
Net loss	-	-	-	-	-	(511)	-	(511)
Foreign currency translation	-	-	-	-	-	-	(5)	(5)
Balance at March 31, 2023	350	$-	10,417,609	$10	$100,881	$(80,733)	$(286)	$19,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,224)	$(591)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	612	686
Depreciation and other amortization	86	87
Change in fair value of warrant liabilities	7	(468)
Stock-based compensation	294	177
Changes in operating assets and liabilities
Accounts receivable	(457)	33
Prepaid expenses and other current assets	(111)	(221)
Other assets	(10)	-
Accounts payable and accrued liabilities	(250)	322
Deferred revenue	71	544
Other liabilities	-	(38)
Total adjustments	242	1,122
Net cash used in operating activities	(982)	531
Cash flows from investing activities:
Purchase of property and equipment	(5)	(16)
Cash flows from financing activities:
Payments of long-term debt	(105)	(329)
Payments of contingent consideration and deferred cash payable	-	(250)
Net cash used in financing activities	(105)	(579)
Effect of exchange rate changes on cash and cash equivalents	17	27
Net decrease in cash and cash equivalents	(1,075)	(37)
Cash and cash equivalents at beginning of period	2,377	2,856
Cash and cash equivalents at end of period	$1,302	$2,819

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$5	$29
Income taxes	$15	$42

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

The Company may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof.  Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-262764), which was initially filed with the Securities and Exchange Commission on February 16, 2022 and declared effective on March 4, 2022 (the “Shelf Registration Statement”).  A complete description of the types of securities that the Company may sell is described in the Preliminary Prospectus contained in the Shelf Registration Statement.   As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration Statement.  There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us.  Further, our ability to offer or sell such securities may be limited by rules of the NASDAQ Capital Market.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and six months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending September 30, 2024. The accompanying  September 30, 2023 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2023.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of March 31, 2024	As of September 30, 2023
Accounts receivable	$1,694	$1,184
Allowance for credit losses	(232)	(180)
Accounts receivable, net	$1,462	$1,004

As of  March 31, 2024 and September 30, 2023, no customer exceeded 10% of accounts receivable.

Allowance for Credit Losses

The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of October 1, 2023	$180
Credit loss expense (recovery)	60
Write-off/adjustments	(8)
Balance as of March 31, 2024	$232

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s financial instruments consist principally of accounts receivable, accounts payable, warrant liabilities, and long-term debt arrangements. The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, under U.S. GAAP, companies are required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

The carrying value of the Company’s accounts receivable and accounts payable approximates fair value due to their short-term nature. As of March 31, 2024 and September 30, 2023, the aggregate fair values of long-term debts were $0.6 million and $0.6 million, respectively, with an aggregate carrying value of $0.6 million and $0.7 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 20.0% - 58.9% and 41.0%, respectively, as of March 31, 2024, and 27.7% - 84.5% and 45.5%, respectively, as of September 30, 2023. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of March 31, 2024			As of September 30, 2023
	Montage Capital	Series C Preferred	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred
Volatility	51.0%	54.7%	58.4%	60.7%	51.7%	73.6%
Risk-free rate	4.8%	5.4%	4.5%	5.0%	5.5%	4.8%
Stock price	$1.16	$1.16	$1.16	$0.83	$0.83	$0.83

The Company recognized a loss of $25 thousand and a gain of $171 thousand for the three months ended March 31, 2024 and 2023, respectively, and a loss of $7 thousand and a gain of $468 thousand for the six months ended  March 31, 2024 and 2023, respectively related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price, to the Monte Carlo option-pricing model.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2024 and September 30, 2023, are as follows:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$12	$12
Series A and C	-	-	15	15
Series D	-	-	154	154
Total warrant liabilities	$-	$-	$181	$181

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	-	-	12	12
Series A and C	-	-	11	11
Series D	-	-	151	151
Total warrant liabilities	$-	$-	$174	$174

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

Warrant Liabilities
Balance at beginning of period, October 1, 2023	$174
Additions	-
Payments or exercises	-
Adjustment to fair value	(18)
Balance at end of period, December 31, 2023	$156
Additions	-
Payments or exercises	-
Adjustment to fair value	25
Balance at end of period, March 31, 2024	$181

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of March 31, 2024	As of September 30, 2023
Domain and trade names	$601	$629
Customer related	3,302	3,678
Technology	375	583
Balance at end of period	$4,278	$4,890

Total amortization expense was $266 thousand and $344 thousand related to intangible assets for the three months ended March 31, 2024 and 2023, respectively, and $612 thousand and $686 thousand for the six months ended March 31, 2024 and 2023, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2024 (remaining), 2025, 2026, 2027, and 2028 and thereafter is $369, $734, $673, $559, $559 and $1,384 thousand, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2024	As of September 30, 2023
Compensation and benefits	$365	$517
Professional fees	163	260
Insurance	91	-
Other	177	218
Balance at end of period	$796	$995

7.    Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders. The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consisted of the following:

	As of March 31, 2024	As of September 30, 2023
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$353	$385
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures in September 2025.	259	317
Total debt	612	702
Less: current portion	(273)	(267)
Long-term debt, net of current portion	$339	$435

At March 31, 2024, future maturities of long-term debt are as follows:

Fiscal year:
2024 (remaining)	$169
2025	208
2026	79
2027	79
2028	77
Total long-term debt	$612

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

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10 and (ii) divided by the conversion price in effect at the time of conversion. As of March 31, 2024 and September 30, 2023, the Company had no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 5,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The shares of Series B Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series B Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. As of March 31, 2024 and September 30, 2023, the Company had no shares of Series B Preferred Stock outstanding.

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The shares of Series C Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. Series C Preferred Stock vote on an as-converted basis along with shares of the Company’s common stock, are not entitled to receive dividends, unless specifically declared by our Board of Directors, and in the event of any liquidation, dissolution or winding up of the Company the holders of Series C Preferred Stock are entitled to receive in preference to the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any other stock, the amount equal to the stated value per share of Series C Preferred Stock. The Company  may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of March 31, 2024 and September 30, 2023, the Company had 350 shares of Series C Preferred Stock outstanding, which were convertible into an aggregate of 38,889 shares of the Company’s common stock.

Series D Convertible Preferred Stock

The Company has designated 4,200 shares of its preferred stock as Series D Convertible Preferred Stock (“Series D Preferred Stock”).  The shares of Series D Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series D Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of March 31, 2024 and September 30, 2023, the Company had no shares of Series D Preferred Stock outstanding.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2016 Plan provides for the issuance in the aggregate of up to 2,400,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of March 31, 2024, there were 2,121,562 options outstanding and approximately 25 thousand shares available for future issuance under the 2016 Plan.

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

During the three and six months ended March 31, 2024 and 2023, compensation expense related to share-based payments was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Cost of revenue	$1	$1	$1	$6
Operating expenses	128	83	240	171
Interest expense and other, net	53	-	53	-
	$182	$84	$294	$177

As of March 31, 2024, the Company had approximately $0.5 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 1.7 years.

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

As of  March 31, 2024, the number of shares issuable upon exercise of the (i) Series A Warrants were 872,625 shares; (ii) Series C Warrants were 13,738 shares; and (iii) the Placement Agent Warrants issued in connection with the Series C Preferred Stock were 11,992 shares.

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

The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of  March 31, 2024, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the six months ended March 31, 2024 and 2023, no warrants were exercised and 54,741 warrants expired.  During the six months ended March 31, 2023 there were no warrant expirations.

Total warrants outstanding as March 31, 2024, were as follows:

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
		1,702,888

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended March 31, 2024, the Company granted (i) options to purchase 250,000 shares to members of management at an exercise price of $0.81, which vest ratably on a quarterly basis over a three-year period and (ii) options to purchase 80,000 shares to board members at an exercise price of $0.90, which vested immediately.

During the six months ended March 31, 2024, the Company did not grant any options besides those granted in three months ended March 31, 2024.

During the three months ended  March 31, 2023 no options were granted.  During the six months ended  March 31, 2023, the Company granted options to purchase 50,000 shares at an exercise price of $1.34, which vest ratably over a three-year period.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the six months ended March 31, 2024 and 2023 are as follows:

	2024		2023
	Board	Non-Board	Non-Board
Weighted-average fair value per share option	$0.67	$0.67	$1.12
Expected life (in years)	5.8	5.0	6.0
Volatility	108.5%	96.1%	108.5%
Risk-free interest rate	4.0%	4.2%	3.8%
Dividend yield	0.0%	0.0%	0.0%

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

A summary of combined restricted stock, stock option and warrant activity for the six months ended March 31, 2024, is as follows:

	Restricted Stock	Stock Options		Stock Warrants
	Awards	Awards	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, October 1, 2023	200,000	1,831,515	$2.56	1,757,629	$3.64
Granted	-	330,000	0.83	-	-
Exercised	-	-	-	-	-
Forfeited	-	(39,851)	1.26	-	-
Expired	-	(102)	1,425	(54,741)	10.17
Outstanding, March 31, 2024	200,000	2,121,562	$2.16	1,702,888	$3.43
Options vested and exercisable, March 31, 2024		1,344,394	$2.83

As of March 31, 2024, there was no aggregate intrinsic value of options outstanding and exercisable, and the weighted-average remaining contractual term was 8.1 and 7.6 years, respectively.

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

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net loss – basic earnings per share	$(602)	$(511)	$(1,224)	$(591)
Effect of dilutive securities:
Change in fair value of in-the-money warrant derivative liabilities	-	(3)	-	(5)
Net income (loss) applicable to common shareholders - diluted earnings per share	$(602)	$(514)	$(1,224)	$(596)

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,417,609	10,417,609	10,417,609	10,417,609
Effect of dilutive securities:
Options	-	-	-	-
Warrants	12,993	13,101	12,993	13,157
Preferred stock	-	-	-	-
Weighted-average shares outstanding for diluted earnings per share	10,430,602	10,430,710	10,430,602	10,430,766

Basic net loss per share	$(0.06)	$(0.05)	$(0.12)	$(0.06)
Diluted net loss per share	$(0.06)	$(0.05)	$(0.12)	$(0.06)

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Stock options	2,121,562	1,184,538	2,121,562	1,184,538
Warrants	1,689,150	1,743,891	1,689,150	1,743,891
Series C Convertible Preferred Stock	38,899	38,899	38,899	38,899

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues:	2024	2023	2024	2023
United States	$3,199	$3,331	$6,296	$6,626
International	605	763	1,263	1,551
	$3,804	$4,094	$7,559	$8,177

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $5.6 million and $1.3 million as of March 31, 2024 and September 30, 2023, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues:	2024	2023	2024	2023
Subscription	$2,652	$2,869	$5,358	$5,701
Maintenance	110	146	234	282
Hosting	248	258	504	519
Digital engagement services	794	821	1,463	1,675
	$3,804	$4,094	$7,559	$8,177

For the three and six months ended March 31, 2024 and 2023, no single customer exceeded 10% of the Company’s total revenue.

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

The following table summarizes the classification and net change in deferred revenue as of and for the three and six months ended March 31, 2024:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2023	$2,084	$345
Decrease	(424)	-
Balance as of December 31, 2023	$1,660	$345
Increase	501	-
Balance as of March 31, 2024	$2,161	$345

11.  Income Taxes

Provision for income taxes consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During the three months ended March 31, 2024 and 2023, the Company recognized a provision for income taxes of $5 thousand and $10 thousand, respectively, and during the six months ended  March 31, 2024 and 2023, the Company recognized an income tax of $10 thousand and $16 thousand, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three and six months ended March 31, 2024, the Company was also a lessee/sublessor for certain office locations. During the first quarter of fiscal 2024, the Company remeasured its operating lease liability for one its sublet locations as a result of a change in the expected lease term. Such remeasurement resulted in an adjustment to the operating lease asset of less than $0.1 million, equal to the amount in which the operating lease liability was remeasured.

The components of net lease costs were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Condensed Consolidated Statement of Operations:
Operating lease cost	$52	$50	$119	$100
Variable lease cost	15	10	50	20
Less: Sublease income, net	(33)	(19)	(88)	(37)
Total	$34	$41	$81	$83

Cash paid for amounts included in the measurement of lease liabilities was $174 thousand and $116 thousand for the six months ended March 31, 2024 and 2023, all of which represents operating cash flows from operating leases. As of March 31, 2024, the weighted average remaining lease term was 1.5 years and the weighted average discount rate was 7.0%.

At March 31, 2024, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2024 (remaining)	$74	$36	$38
2025	184	66	118
Total lease commitments	258	102	156
Less: Amount representing interest	(12)
Present value of lease liabilities	246
Less: current portion	(165)
Operating lease liabilities, net of current portion	$81

In October 2023, the Company entered into a sublease for its Rosemont, Illinois location.  The sublease is for $6 thousand a month and has a term through August 31, 2025.

As of March 31, 2024, the Company had no lease commitments that extend past fiscal 2025.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of March 31, 2024 and September 30, 2023.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of March 31, 2024 and September 30, 2023, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of March 31, 2024, the Company was not engaged with any material legal proceedings.

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

Overview

We are a marketing technology company that offers a suite of products that help companies grow online revenue and share information with customers, partners, and employees.

All of our software is available through a cloud-based Software as a Service (“SaaS”) model, whose flexible architecture provides customers hosting and support. Additionally, Unbound and HawkSearch have the option to be available via a traditional perpetual licensing business model, in which the software can reside on a dedicated infrastructure either on premise at the customer’s facility, or manage-hosted by us via a cloud-based, dedicated hosted services model.

Our product offerings include:

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

We were incorporated under the laws of the State of Delaware on August 28, 2000.

Locations

Our corporate office is located in Woburn, Massachusetts. We maintain regional field offices serving the following geographical locations: Woodbury, New York; Rosemont, Illinois; Atascadero, California; Ontario, Canada; and Brussels, Belgium.

We have four wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd., located in Bangalore, India; Bridgeline Digital Canada, Inc., located in Ontario, Canada; Hawk Search Inc. located in Rosemont, Illinois and Bridgeline Digital Belgium BV, located in Brussels, Belgium.

Customer Information

We currently have over 2,000 active customers. For the three and six months ended March 31, 2024 and 2023, no customer exceeded 10% of our revenue.

Results of Operations for the Three and Six Months Ended March 31, 2024 compared to the Three and Six Months Ended March 31, 2023

Total net revenue for each of the three months ended March 31, 2024 and 2023, was $3.8  million and $4.1  million, respectively. We had net loss of $(0.6)  million and $(0.5)  million for the three months ended March 31, 2024 and 2023, respectively.  Basic and diluted loss per share attributable to common shareholders was $ (0.06) for the three months ended March 31, 2024. Basic and diluted net loss per share attributable to common shareholders was $ (0.05) for the three months ended March 31, 2023.

Total net revenue for each of the six months ended March 31, 2024 and 2023, was $7.6  million and $8.2  million, respectively. We had net loss of $(1.2)  million and $(0.6)  million for the six months ended March 31, 2024 and 2023, respectively. Included in the net loss for the six months ended March 31, 2023, was a gain of $0.5  million as a result of the change in the fair value of certain warrant liabilities. Basic and diluted loss per share attributable to common shareholders was $ (0.12) for the six months ended March 31, 2024. Basic and diluted net loss per share attributable to common shareholders was $ (0.06) for the six months ended March 31, 2023.

(in thousands)	Three Months Ended March 31,						Six Months Ended March 31,
Revenue	2024	%	2023	%	Change	% Change	2024	%	2023	%	Change	% Change
Subscription and perpetual licenses	$3,010	79%	$3,273	80%	$(263)	(8)%	$6,096	81%	$6,502	80%	$(406)	(6)%
Digital engagement services	794	21%	821	20%	(27)	(3)%	1,463	19%	1,675	20%	(212)	(13)%
Total net revenue	3,804		4,094		(290)	(7)%	7,559		8,177		(618)	(8)%

Cost of revenue
Subscription and perpetual licenses	860	29%	840	26%	20	2%	1,687	28%	1,701	26%	(14)	(1)%
Digital engagement services	420	53%	422	51%	(2)	(0)%	796	54%	840	50%	(44)	(5)%
Total cost of revenue	1,280	34%	1,262	31%	18	1%	2,483	33%	2,541	31%	(58)	(2)%
Gross profit	2,524	66%	2,832	69%	(308)	(11)%	5,076	67%	5,636	69%	(560)	(10)%

Operating expenses
Sales and marketing	941	25%	1,386	34%	(445)	(32)%	1,854	25%	2,595	32%	(741)	(29)%
General and administrative	766	20%	756	18%	10	1%	1,547	20%	1,588	19%	(41)	(3)%
Research and development	1,037	27%	926	23%	111	12%	2,130	28%	1,673	20%	457	27%
Depreciation and amortization	299	8%	381	9%	(82)	(22)%	684	9%	759	9%	(75)	(10)%
Restructuring and acquisition related expenses	-	0%	45	1%	(45)	(100)%	15	0%	45	1%	(30)	(67)%
Total operating expenses	3,043		3,494		(451)	(13)%	6,230		6,660		(430)	(6)%

Loss from operations	(519)		(662)		143	(22)%	(1,154)		(1,024)		(130)	13%
Interest expense and other, net	(53)		(10)		(43)	430%	(53)		(19)		(34)	179%
Change in fair value of warrant liabilities	(25)		171		(196)	(115)%	(7)		468		(475)	(101)%
Loss before income taxes	(597)		(501)		(96)	19%	(1,214)		(575)		(639)	111%
Provision for income taxes	5		10		(5)	(50)%	10		16		(6)	(38)%

Net loss	$(602)		$(511)		$(91)	18%	$(1,224)		$(591)		$(633)	107%

Non-GAAP Measure:
Adjusted EBITDA	$(83)		$(144)		$61	(42)%	$(200)		$(29)		$(171)	590%

Revenue

Our revenue is derived from two sources: (i) subscription and perpetual licenses and (ii) digital engagement services.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses for the three months ended March 31, 2024 of $3.0 million decreased $(0.3) million from $3.3 million for the three months ended March 31, 2023.

The decrease for the three months ended March 31, 2024 compared to the prior period was a result of reduced subscriptions on legacy products, which offset increases in revenue from HawkSearch.

Revenue from subscription (SaaS) and perpetual licenses for the six months ended March 31, 2024 of $6.1 million decreased $(0.4) million from $6.5 million for the six months ended March 31, 2023.

The decrease for the six months ended March 31, 2024 compared to the prior period partially resulted from a reduction in revenue from a particular customer as well as reduced subscriptions on legacy products, which offset increases in revenue from HawkSearch.

Subscription and perpetual licenses revenue as a percentage of total revenue decreased to 79% from 80% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Subscription and perpetual licenses revenue as a percentage of total revenue increased to 81% for the six months ended March 31, 2024 from 80% for the six months ended March 31, 2023.

Digital Engagement Services

Revenue from digital engagement services of $0.8 million for the three months ended March 31, 2024 remained consistent with the three months ended March 31, 2023.

Revenue from digital engagement services of $1.5 million for the six months ended March 31, 2024 decreased from $1.7 million for the six months ended March 31, 2023 with a majority of the decrease in the three months ended March 31, 2024.

Digital engagement services revenue as a percentage of total revenue increased to 21% for the three months ended March 31, 2024 from 20% for the three months ended March 31, 2023.

Digital engagement services revenue as a percentage of total revenue decreased to 19% for the six months ended March 31, 2024 from 20% for the six months ended March 31, 2023.

Cost of Revenue

Total cost of revenue of $1.3 million for the three months ended March 31, 2024 remained consistent with the three months ended March 31, 2023.

Total cost of revenue of $2.5 million for the six months ended March 31, 2024 remained consistent with the six months ended March 31, 2023.

Cost of Subscription and Perpetual Licenses

Cost of subscription and perpetual licenses increased 2% to $0.9 million for the three months ended March 31, 2024, from $0.8 million for the three months ended March 31, 2023.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual licenses revenue was 29% and 26% for the three months ended March 31, 2024 and 2023, respectively.

Cost of subscription and perpetual licenses decreased (1)% to $1.7 million for the six months ended March 31, 2024, from $1.7 million for the six months ended March 31, 2023.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual licenses revenue was 28% and 26% for the six months ended March 31, 2024 and 2023, respectively.

The changes are primarily due to server costs and personnel costs.

Cost of Digital Engagement Services

Cost of digital engagement services of $0.4 million remained consistent for the three months ended March 31, 2024, with the three months ended March 31, 2023.

The cost of total digital engagement services as a percentage of total digital engagement services revenue was 53% and 51% for the three months ended March 31, 2024 and 2023, respectively.

Cost of digital engagement services decreased (5)% to $0.8 million for the six months ended March 31, 2024 from $0.8 million for the six months ended March 31, 2023.

The cost of total digital engagement services as a percentage of total digital engagement services revenue was 54% and 50% for the six months ended March 31, 2024 and 2023, respectively.

The decrease in cost of digital engagement services in the six month period is primarily due to lower total digital engagement services revenue.

Gross Profit

Gross profit of $2.5 million for the three months ended March 31, 2024 decreased $(0.3) million from $2.8 million for the three months ended March 31, 2023.

The gross profit margin was 66% and 69% for the three months ended March 31, 2024 and 2023, respectively.

Gross profit of $5.1 million for the six months ended March 31, 2024 decreased $(0.6) million from $5.6 million for the six months ended March 31, 2023.

The gross profit margin was 67% and 69% for the six months ended March 31, 2024 and 2023, respectively.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $0.9 million for the three months ended March 31, 2024 decreased from $1.4 million for the three months ended March 31, 2023.

Sales and marketing expense as a percentage of total revenue was 25% and 34% for the three months ended March 31, 2024 and 2023, respectively.

Sales and marketing expenses of $1.9 million for the six months ended March 31, 2024 decreased from $2.6 million for the six months ended March 31, 2023.

Sales and marketing expense as a percentage of total revenue was 25% and 32% for the six months ended March 31, 2024 and 2023, respectively.

The decrease in expenses compared to the prior periods is primarily attributable to lower personnel costs and lower marketing spend on leads and conferences.

General and Administrative Expenses

General and administrative expenses of $0.8 million for the three months ended March 31, 2024 remained consistent with the three months ended March 31, 2023.

General and administrative expense as a percentage of total revenue was 20% for the three months ended March 31, 2024 and 18% for the three months ended March 31, 2023.

General and administrative expenses of $1.5 million for the six months ended March 31, 2024 decreased from $1.6 million for the six months ended March 31, 2023.

General and administrative expense as a percentage of total revenue was 20% for the six months ended March 31, 2024 and 19% for the six months ended March 31, 2023.

The increases changes as a percentage of total revenue in both the three and six month comparable period is primarily due to the decrease in revenue.

Research and Development

Research and development expenses of $1.0 million for the three months ended March 31, 2024 increased $0.1 million, from $0.9 million for the three months ended March 31, 2023.

Research and development expenses as a percentage of total revenue was 27% for the three months ended March 31, 2024 and 23% for the three months ended March 31, 2023.

Research and development expenses of $2.1 million for the six months ended March 31, 2024 increased $0.5 million, from $1.7 million for the six months ended March 31, 2023.

Research and development expenses as a percentage of total revenue was 28% for the six months ended March 31, 2024 and 20% for the six months ended March 31, 2023.

The increases for each of the comparable periods is primarily attributable to additional personnel costs.

Depreciation and Amortization

Depreciation and amortization expense was $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

Depreciation and amortization as a percentage of total revenue was 8% and 9% for the three months ended  March 31, 2024 and 2023, respectively.

Depreciation and amortization expense was $0.7 million and $0.8 million for the six months ended March 31, 2024 and 2023, respectively.

Depreciation and amortization as a percentage of total revenue was 9% for the six months ended March 31, 2024 and 2023.

Loss from Operations

The loss from operations was $(0.5) million and $(0.7) for the three months ended March 31, 2024 and 2023. The loss from operations was $(1.2) million and $(1.0) million for the six months ended March 31, 2024 and 2023.

Interest expense and other, net

During the three months ended March 31, 2024 and 2023, interest expense and other, net, was $(53) and $(10) thousand, respectively.

During the six months ended March 31, 2024 and 2023, interest expense and other, net, was $(53) thousand and $(19) thousand, respectively.

The increase were primarily the result of stock based compensation from options issued to board members.

Change in fair value of warrant liabilities

We recognized a gain/(loss) related to the change in fair value of warrant liabilities of $(25) thousand and $0.2 million, for the three months ended March 31, 2024 and 2023, respectively.

We recognized a gain/(loss) related to the change in fair value of warrant liabilities of $(7) thousand and $0.5 million, for the six months ended March 31, 2024 and 2023, respectively.

Provision for Income Taxes

The provision for income taxes was $5 thousand for the three months ended March 31, 2024 and $10 thousand for the three months ended March 31, 2023. The provision for income taxes was $10 thousand for the six months ended March 31, 2024 and $16 thousand for the six months ended March 31, 2023. The provision for income taxes consists of estimated liability for federal and state income taxes owed by us.  Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We maintain a valuation allowance against its net deferred tax assets.

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

The following table reconciles net loss (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net loss	$(602)	$(511)	$(1,224)	$(591)
Provision for income tax	5	10	10	16
Interest expense and other, net	53	10	53	19
Change in fair value of warrants	25	(171)	7	(468)
Amortization of intangible assets	266	344	612	686
Depreciation and other amortization	41	45	86	87
Restructuring and acquisition related charges	-	45	15	45
Stock-based compensation	129	84	241	177
Adjusted EBITDA	$(83)	$(144)	$(200)	$(29)

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $(1.0)  million for the six months ended March 31, 2024, compared to $0.5 million cash provided by operating activities for the six months ended March 31, 2023. The change in cash used in operating activities, compared to the prior period, was primarily due to a decrease in net earnings and changes in non-cash items, including changes in fair value of warrant liabilities, and changes in accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities and deferred revenue.

Investing Activities

There was $(5) thousand cash used in investing activities for the six months ended March 31, 2024 and $(16) thousand for the six months ended March 31, 2023, related primarily to purchases of property and equipment.

Financing Activities

Cash used in financing activities was $(0.1) million for the six months ended March 31, 2024, related to long-term debt payments related to acquisitions completed during fiscal 2021. Cash used in financing activities was $(0.6) million for the six months ended March 31, 2023, primarily related to payments of long-term debt and deferred purchase price payable and contingent consideration payments related to acquisitions completed during fiscal 2021.

Capital Resources and Liquidity Outlook

We have historically incurred operating losses and used cash on hand and from financing activities to fund operations as well as develop new products. We continue to maintain tight control over discretionary spending for the 2024 fiscal year. We believe that future revenues and cash flows will supplement our working capital and have an appropriate cost structure to support future revenue growth.

We may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof.  Such securities offerings may be made pursuant to our currently effective registration statement on Form S-3 (File No. 333-262764), which was initially filed with the Securities and Exchange Commission on February 16, 2022, and declared effective on March 4, 2022 (the “Shelf Registration Statement”).  A complete description of the types of securities that we may sell is described in the Preliminary Prospectus contained in the Shelf Registration Statement. As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of our securities pursuant to the Shelf Registration Statement.  There can be no assurances that we will offer any securities for sale or that if we do offer any securities that we will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us.  Further, our ability to offer or sell such securities may be limited by rules of the NASDAQ Capital Market.

Off-Balance Sheet Arrangements

At this time, we do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, other than our operating leases.

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases is $0.3 million, of which $0.2 million is expected to be paid in the next twelve months. Debt payments on our various debt obligations total $0.6 million of which $0.2 million is expected to be paid in the next twelve months.

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

Revenue Recognition

We derive our revenue from two sources: (i) Software Licenses, which are comprised of subscription fees, perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses, and (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering search. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”, do not take possession of the software.

Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. If the consideration promised in a contract includes a variable amount, for example, overage fees, contingent fees or service level penalties, we include an estimate of the amount we expect to receive for the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur. Our subscription service arrangements are non-cancelable and do not contain refund-type provisions. Revenue is reported net of applicable sales and use tax.

We recognize revenue from contracts with customers using a five-step model, which is described below:

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

Accounting for Business Combinations

We allocate the amount we pay for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows and discounts rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through general and administrative expense on the consolidated statements of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. We re-measure this liability each reporting period and recognizes changes in the fair value through income (loss) before income taxes within the consolidated statements of operations.

Accounting for Common Stock Purchase Warrants

We evaluate common stock warrants as they are issued to determine whether they should be classified as an equity instrument or a liability. Those warrants that are classified as a liability are carried at fair value at each reporting period, with changes in their fair value recognized in change in fair value of warrant liabilities in the consolidated statements of operations. The fair value of our warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of our common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility.

Accounting for Stock-Based Compensation

At March 31, 2024, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 8 of these condensed consolidated financial statements.

We account for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation.  Share-based payments (to the extent they are compensatory) are recognized in our consolidated statements of operations based on their fair values.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2024.

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

There were no sales of unregistered equity securities in the six months ended March 31, 2024.

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

Bridgeline Digital, Inc.
(Registrant)

May 14, 2024	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

May 14, 2024	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)