Form 10-Q
period 2024-06-30
Bridgeline Digital, Inc.
filed 2024-08-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of common stock par value $0.001 per share, outstanding as of August 14, 2024 was 10,417,609.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2024

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2024

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	June 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,200	$2,377
Accounts receivable, net	1,531	1,004
Prepaid expenses and other current assets	332	278
Total current assets	3,063	3,659
Property and equipment, net	87	151
Operating lease assets	205	390
Intangible assets, net	4,094	4,890
Goodwill	8,468	8,468
Other assets	48	73
Total assets	$15,965	$17,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$207	$267
Current portion of operating lease liabilities	165	148
Accounts payable	1,133	1,255
Accrued liabilities	931	995
Deferred revenue	2,167	2,084
Total current liabilities	4,603	4,749
Long-term debt, net of current portion	317	435
Operating lease liabilities, net of current portion	39	241
Warrant liabilities	93	174
Other long-term liabilities	575	572
Total liabilities	5,627	6,171

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at June 30, 2024 and September 30, 2023	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,417,609 shares issued and outstanding at June 30, 2024 and September 30, 2023	10	10
Additional paid-in capital	101,696	101,275
Accumulated deficit	(91,106)	(89,577)
Accumulated other comprehensive loss	(262)	(248)
Total stockholders’ equity	10,338	11,460
Total liabilities and stockholders’ equity	$15,965	$17,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net revenue:
Subscription and perpetual licenses	$3,013	$3,168	$9,109	$9,670
Digital engagement services	923	742	2,386	2,417
Total net revenue	3,936	3,910	11,495	12,087
Cost of revenue:
Subscription and perpetual licenses	846	848	2,533	2,549
Digital engagement services	384	419	1,180	1,259
Total cost of revenue	1,230	1,267	3,713	3,808
Gross profit	2,706	2,643	7,782	8,279
Operating expenses:
Sales and marketing	949	1,197	2,803	3,792
General and administrative	878	779	2,425	2,367
Research and development	1,008	936	3,138	2,609
Depreciation and amortization	201	384	885	1,143
Restructuring and acquisition related expenses	53	12	68	57
Total operating expenses	3,089	3,308	9,319	9,968
Loss from operations	(383)	(665)	(1,537)	(1,689)
Interest expense and other, net	(5)	-	(58)	(19)
Change in fair value of warrant liabilities	88	(107)	81	361
Loss before income taxes	(300)	(772)	(1,514)	(1,347)
Provision for income taxes	5	9	15	25
Net loss	(305)	(781)	(1,529)	(1,372)
Net loss per share attributable to common shareholders:
Basic net loss per share	$(0.03)	$(0.07)	$(0.15)	$(0.13)
Diluted net loss per share	$(0.03)	$(0.07)	$(0.15)	$(0.13)
Number of weighted average shares outstanding:
Basic	10,417,609	10,417,609	10,417,609	10,417,609
Diluted	10,430,763	10,417,609	10,430,763	10,424,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(305)	$(781)	$(1,529)	$(1,372)
Other comprehensive loss:
Net change in foreign currency translation adjustment	11	28	(14)	(38)
Comprehensive loss	$(294)	$(753)	$(1,543)	$(1,410)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Three and Nine Months Ended June 30, 2024
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2023	350	$-	10,417,609	$10	$101,275	$(89,577)	$(248)	$11,460
Stock-based compensation expense	-	-	-	-	112	-	-	112
Net loss	-	-	-	-	-	(622)	-	(622)
Foreign currency translation	-	-	-	-	-	-	(19)	(19)
Balance at December 31, 2023	350	$-	10,417,609	$10	$101,387	$(90,199)	$(267)	$10,931
Stock-based compensation expense	-	-	-	-	182	-	-	182
Net loss	-	-	-	-	-	(602)	-	(602)
Foreign currency translation	-	-	-	-	-	-	(6)	(6)
Balance at March 31, 2024	350	$-	10,417,609	$10	$101,569	$(90,801)	$(273)	$10,505
Stock-based compensation expense	-	-	-	-	127	-	-	127
Net loss	-	-	-	-	-	(305)	-	(305)
Foreign currency translation	-	-	-	-	-	-	11	11
Balance at June 30, 2024	350	$-	10,417,609	$10	$101,696	$(91,106)	$(262)	$10,338

	For the Three and Nine Months Ended June 30, 2023
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2022	350	$-	10,417,609	$10	$100,704	$(80,142)	$(220)	$20,352
Stock-based compensation expense	-	-	-	-	93	-	-	93
Net loss	-	-	-	-	-	(80)	-	(80)
Foreign currency translation	-	-	-	-	-	-	(61)	(61)
Balance at December 31, 2022	350	$-	10,417,609	$10	$100,797	$(80,222)	$(281)	$20,304
Stock-based compensation expense	-	-	-	-	84	-	-	84
Net loss	-	-	-	-	-	(511)	-	(511)
Foreign currency translation	-	-	-	-	-	-	(5)	(5)
Balance at March 31, 2023	350	$-	10,417,609	$10	$100,881	$(80,733)	$(286)	$19,872
Stock-based compensation expense	-	-	-	-	99	-	-	99
Net loss	-	-	-	-	-	(781)	-	(781)
Foreign currency translation	-	-	-	-	-	-	28	28
Balance at June 30, 2023	350	$-	10,417,609	$10	$100,980	$(81,514)	$(258)	$19,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,529)	$(1,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	796	1,032
Depreciation and other amortization	108	132
Change in fair value of warrant liabilities	(81)	(361)
Stock-based compensation	421	276
Changes in operating assets and liabilities
Accounts receivable	(527)	186
Prepaid expenses and other current assets	(55)	(162)
Other assets	3	10
Accounts payable and accrued liabilities	(187)	7
Deferred revenue	69	636
Other liabilities	-	(35)
Total adjustments	547	1,721
Net cash (used in) provided by operating activities	(982)	349
Cash flows from investing activities:
Purchase of property and equipment	(24)	(23)
Cash flows from financing activities:
Payments of long-term debt	(189)	(385)
Payments of contingent consideration and deferred cash payable	-	(250)
Net cash used in financing activities	(189)	(635)
Effect of exchange rate changes on cash and cash equivalents	18	60
Net decrease in cash and cash equivalents	(1,177)	(249)
Cash and cash equivalents at beginning of period	2,377	2,856
Cash and cash equivalents at end of period	$1,200	$2,607

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$25	$49
Income taxes	$20	$42

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

The Company has four wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd., located in Bangalore, India; Bridgeline Digital Canada, Inc., located in Ontario, Canada; Hawk Search, Inc. located in Rosemont, Illinois and Bridgeline Digital Belgium BV, located in Brussels, Belgium.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and nine months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending September 30, 2024. The accompanying  September 30, 2023 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2023.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of June 30, 2024	As of September 30, 2023
Accounts receivable	$1,798	$1,184
Allowance for credit losses	(267)	(180)
Accounts receivable, net	$1,531	$1,004

As of  June 30, 2024 and September 30, 2023, no customer exceeded 10% of accounts receivable.

Allowance for Credit Losses

The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of October 1, 2023	$180
Credit loss expense (recovery)	104
Write-off/adjustments	(17)
Balance as of June 30, 2024	$267

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

The carrying value of the Company’s accounts receivable and accounts payable approximates fair value due to their short-term nature. As of June 30, 2024 and September 30, 2023, the aggregate fair values of long-term debts were $0.5 million and $0.6 million, respectively, with an aggregate carrying value of $0.5 million and $0.7 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 20.0% - 58.0% and 40.4%, respectively, as of June 30, 2024, and 27.7% - 84.5% and 45.5%, respectively, as of September 30, 2023. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of June 30, 2024			As of September 30, 2023
	Montage Capital	Series C Preferred	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred
Volatility	51.0%	54.7%	56.0%	60.7%	51.7%	73.6%
Risk-free rate	4.8%	5.4%	4.6%	5.0%	5.5%	4.8%
Stock price	$0.92	$0.92	$0.92	$0.83	$0.83	$0.83

The Company recognized gains/ (loss) of $88 thousand and $(107) thousand for the three months ended June 30, 2024 and 2023, respectively, and gains of $81 thousand and $361 thousand for the nine months ended June 30, 2024 and 2023, respectively related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price, to the Monte Carlo option-pricing model.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities at each reporting period and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company uses a simulation-based model to estimate the fair value of contingent consideration on the acquisition date and at each reporting period. The simulation model uses certain inputs and assumptions, including revenue projections, an estimate of revenue discount and volatility rate based on comparable public companies’ data, and risk-free rate. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability, with a higher liability limited to the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and each reporting period, and the amount paid will be recognized in earnings.

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2024 and September 30, 2023, are as follows:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$12	$12
Series A and C	-	-	15	15
Series D	-	-	66	66
Total warrant liabilities	$-	$-	$93	$93

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	-	-	12	12
Series A and C	-	-	11	11
Series D	-	-	151	151
Total warrant liabilities	$-	$-	$174	$174

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

Warrant Liabilities
Balance at beginning of period, October 1, 2023	$174
Additions	-
Payments or exercises	-
Adjustment to fair value	(18)
Balance at end of period, December 31, 2023	$156
Additions	-
Payments or exercises	-
Adjustment to fair value	25
Balance at end of period, March 31, 2024	$181
Additions	-
Exercises or payments	-
Adjustment to fair value	(88)
Balance at end of period, June 30, 2024	$93

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of June 30, 2024	As of September 30, 2023
Domain and trade names	$586	$629
Customer related	3,176	3,678
Technology	332	583
Balance at end of period	$4,094	$4,890

Total amortization expense was $184 thousand and $346 thousand related to intangible assets for the three months ended June 30, 2024 and 2023, respectively, and $796 thousand and $1,032 thousand for the nine months ended June 30, 2024 and 2023, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2024 (remaining), 2025, 2026, 2027, and 2028 and thereafter is $184, $733, $672, $558, $558 and $1,389 thousand, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2024	As of September 30, 2023
Compensation and benefits	$467	$517
Professional fees	238	260
Insurance	39	-
Other	187	218
Balance at end of period	$931	$995

7.    Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders. The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consisted of the following:

	As of June 30, 2024	As of September 30, 2023
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$317	$385
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures in September 2025.	207	317
Total debt	524	702
Less: current portion	(207)	(267)
Long-term debt, net of current portion	$317	$435

At June 30, 2024, future maturities of long-term debt are as follows:

Fiscal year:
2024 (remaining)	$84
2025	207
2026	78
2027	78
2028	77
Total long-term debt	$524

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

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10 and (ii) divided by the conversion price in effect at the time of conversion. As of June 30, 2024 and September 30, 2023, the Company had no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 5,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The shares of Series B Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series B Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. As of June 30, 2024 and September 30, 2023, the Company had no shares of Series B Preferred Stock outstanding.

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The shares of Series C Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. Series C Preferred Stock vote on an as-converted basis along with shares of the Company’s common stock, are not entitled to receive dividends, unless specifically declared by our Board of Directors, and in the event of any liquidation, dissolution or winding up of the Company the holders of Series C Preferred Stock are entitled to receive in preference to the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any other stock, the amount equal to the stated value per share of Series C Preferred Stock. The Company  may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of June 30, 2024 and September 30, 2023, the Company had 350 shares of Series C Preferred Stock outstanding, which are convertible into an aggregate of 38,889 shares of the Company’s common stock.

Series D Convertible Preferred Stock

The Company has designated 4,200 shares of its preferred stock as Series D Convertible Preferred Stock (“Series D Preferred Stock”).  The shares of Series D Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series D Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of June 30, 2024 and September 30, 2023, the Company had no shares of Series D Preferred Stock outstanding.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2016 Plan provides for the issuance in the aggregate of up to 2,400,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of June 30, 2024, there were 2,110,228 options outstanding and approximately 36 thousand shares available for future issuance under the 2016 Plan.

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

During the three and nine months ended June 30, 2024 and 2023, compensation expense related to share-based payments was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$-	$1	$1	$7
Operating expenses	127	98	367	269
Interest expense and other, net	-	-	53	-
	$127	$99	$421	$276

As of June 30, 2024, the Company had approximately $0.5 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 1.5 years.

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

As of  June 30, 2024, the number of shares issuable upon exercise of the (i) Series A Warrants were 872,625 shares; (ii) Series C Warrants were 13,738 shares; and (iii) the Placement Agent Warrants issued in connection with the Series C Preferred Stock were 11,992 shares.

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

The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of  June 30, 2024, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the nine months ended June 30, 2024, no warrants were exercised and 54,741 warrants expired.  During the nine months ended June 30, 2023, no warrants were exercised and no warrants expired.

Total warrants outstanding as June 30, 2024, were as follows:

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
		1,702,888

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended March 31, 2024, the Company granted (i) options to purchase 250,000 shares to members of management at an exercise price of $0.81, which vest ratably on a quarterly basis over a three-year period and (ii) options to purchase 80,000 shares to board members at an exercise price of $0.90, which vested immediately. During the nine months ended June 30, 2024, the Company did not grant any options besides those granted during the three months ended March 31, 2024.

During the three months ended  June 30, 2023 the Company, (i) issued 300,000 total options to its Chief Executive Officer at an exercise price of $1.18, which vest in 36 equal monthly installments over a three-year period, and (ii) issued 152,000 total options to employees at an exercise price of $1.18, which vest in 12 equal quarterly installments over a three-year period. During the nine months ended  June 30, 2023, the Company also granted options to employees to purchase 50,000 shares at an exercise price of $1.34, which vest ratably over a three-year period.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the nine months ended June 30, 2024 and 2023 are as follows:

	2024		2023
	Board	Non-Board	Non-Board
Weighted-average fair value per share option	$0.67	$0.67	$0.90
Expected life (in years)	5.8	5.0	5.8
Volatility	108.5%	96.1%	90.7%
Risk-free interest rate	4.0%	4.2%	4.0%
Dividend yield	0.0%	0.0%	0.0%

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

A summary of combined restricted stock, stock option and warrant activity for the nine months ended June 30, 2024, is as follows:

	Restricted Stock	Stock Options		Stock Warrants
	Awards	Awards	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, October 1, 2023	200,000	1,831,515	$2.56	1,757,629	$3.64
Granted	-	330,000	0.83	-	-
Exercised	-	-	-	-	-
Forfeited	-	(51,185)	1.47	-	-
Expired	-	(102)	1,414	(54,741)	10.17
Outstanding, June 30, 2024	200,000	2,110,228	$2.25	1,702,888	$3.43
Options vested and exercisable, June 30, 2024		1,442,556	$2.73

As of June 30, 2024, the aggregate intrinsic value of options outstanding and exercisable was $29 thousand and $4 thousand, respectively, and the weighted-average remaining contractual term was 7.9 and 7.5 years, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

9.   Net Loss Per Share Attributable to Common Shareholders

Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding.  Diluted net loss per share attributable to common shareholders is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method and convertible preferred stock using the “as-if-converted” method. The computation of diluted earnings per share does not include the effect of outstanding stock options, warrants and convertible preferred stock that are considered anti-dilutive.

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss – basic earnings per share	$(305)	$(781)	$(1,529)	$(1,372)
Effect of dilutive securities:
Change in fair value of in-the-money warrant derivative liabilities	-	-	-	(1)
Net loss applicable to common shareholders - diluted earnings per share	$(305)	$(781)	$(1,529)	$(1,373)

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,417,609	10,417,609	10,417,609	10,417,609
Effect of dilutive securities:
Options	-	-	-	-
Warrants	13,154	-	13,154	6,578
Preferred stock	-	-	-	-
Weighted-average shares outstanding for diluted earnings per share	10,430,763	10,417,609	10,430,763	10,424,187

Basic net loss per share	$(0.03)	$(0.07)	$(0.15)	$(0.13)
Diluted net loss per share	$(0.03)	$(0.07)	$(0.15)	$(0.13)

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Stock options	2,110,228	1,226,065	2,110,228	1,226,065
Warrants	1,689,734	1,757,629	1,689,734	1,743,891
Series C Convertible Preferred Stock	38,899	38,899	38,899	38,899

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2024	2023	2024	2023
United States	$3,236	$3,183	$9,532	$9,809
International	701	727	1,964	2,278
	$3,936	$3,910	$11,495	$12,087

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $2.5 million and $1.3 million as of June 30, 2024 and September 30, 2023, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2024	2023	2024	2023
Subscription	$2,666	$2,788	$8,024	$8,489
Maintenance	105	131	339	413
Hosting	242	249	746	768
Digital engagement services	923	742	2,386	2,417
	$3,936	$3,910	$11,495	$12,087

For the three and nine months ended June 30, 2024 and 2023, no single customer exceeded 10% of the Company’s total revenue.

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

The following table summarizes the classification and net change in deferred revenue as of and for the three and nine months ended June 30, 2024:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2023	$2,084	$345
Decrease	(424)	-
Balance as of December 31, 2023	$1,660	$345
Increase	501	-
Balance as of March 31, 2024	$2,161	$345
Decrease	6	-
Balance as of June 30, 2024	$2,167	$345

11.  Income Taxes

Provision for income taxes consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During the three months ended June 30, 2024 and 2023, the Company recognized a provision for income taxes of $5 thousand and $9 thousand, respectively, and during the nine months ended  June 30, 2024 and 2023, the Company recognized an income tax of $15 thousand and $25 thousand, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three and nine months ended June 30, 2024, the Company was also a lessee/sublessor for certain office locations. During the quarter ended December 31, 2024, the Company remeasured its operating lease liability for one its sublet locations as a result of a change in the expected lease term. Such remeasurement resulted in an adjustment to the operating lease asset of less than $0.1 million, equal to the amount in which the operating lease liability was remeasured.

The components of net lease costs were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Condensed Consolidated Statement of Operations:
Operating lease cost	$50	$65	$169	$195
Variable lease cost	16	36	66	108
Less: Sublease income, net	(18)	(39)	(106)	(117)
Total	$48	$62	$129	$186

Cash paid for amounts included in the measurement of lease liabilities was $140 thousand and $149 thousand for the nine months ended June 30, 2024 and 2023, all of which represents operating cash flows from operating leases. As of June 30, 2024, the weighted average remaining lease term was 1.2 years and the weighted average discount rate was 7.0%.

At June 30, 2024, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2024 (remaining)	$37	$18	$19
2025	175	66	109
Total lease commitments	212	84	128
Less: Amount representing interest	(8)
Present value of lease liabilities	204
Less: current portion	(165)
Operating lease liabilities, net of current portion	$39

In October 2023, the Company entered into a sublease for its Rosemont, Illinois location.  The sublease is for $6 thousand a month and has a term through August 31, 2025.

As of June 30, 2024, the Company had no lease commitments that extend past fiscal 2025.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of June 30, 2024 and September 30, 2023.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of June 30, 2024 and September 30, 2023, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of June 30, 2024, the Company was not engaged with any material legal proceedings.

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

We have four wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd., located in Bangalore, India; Bridgeline Digital Canada, Inc., located in Ontario, Canada; Hawk Search, Inc. located in Rosemont, Illinois and Bridgeline Digital Belgium BV, located in Brussels, Belgium.

Customer Information

We currently have over 2,000 active customers. For the three and nine months ended June 30, 2024 and 2023, no customer exceeded 10% of our revenue.

Results of Operations for the Three and Nine Months Ended June 30, 2024 compared to the Three and Nine Months Ended June 30, 2023

Total net revenue for each of the three months ended June 30, 2024 and 2023, was $3.9  million. We had net loss of $(0.3) million and $(0.8) million for the three months ended June 30, 2024 and 2023, respectively.  Basic and diluted loss per share attributable to common shareholders was $ (0.03) for the three months ended June 30, 2024. Basic and diluted net loss per share attributable to common shareholders was $ (0.07) for the three months ended June 30, 2023.

Total net revenue for each of the nine months ended June 30, 2024 and 2023, was $11.5 million and $12.1 million, respectively. We had net loss of $(1.5) million and $(1.4) million for the nine months ended June 30, 2024 and 2023, respectively. Included in the net loss for the nine months ended June 30, 2023, was a gain of $0.4 million as a result of the change in the fair value of certain warrant liabilities. Basic and diluted loss per share attributable to common shareholders was $ (0.15) for the nine months ended June 30, 2024. Basic and diluted net loss per share attributable to common shareholders was $ (0.13) for the nine months ended June 30, 2023.

(in thousands)	Three Months Ended June 30,						Nine Months Ended June 30,
Revenue	2024	%	2023	%	Change	% Change	2024	%	2023	%	Change	% Change
Subscription and perpetual licenses	$3,013	77%	$3,168	81%	$(155)	(5)%	$9,109	79%	$9,670	80%	$(561)	(6)%
Digital engagement services	923	23%	742	19%	181	24%	2,386	21%	2,417	20%	(31)	(1)%
Total net revenue	3,936		3,910		26	1%	11,495		12,087		(592)	(5)%

Cost of revenue
Subscription and perpetual licenses	846	28%	848	27%	(2)	(0)%	2,533	28%	2,549	26%	(16)	(1)%
Digital engagement services	384	42%	419	56%	(35)	(8)%	1,180	49%	1,259	52%	(79)	(6)%
Total cost of revenue	1,230	31%	1,267	32%	(37)	(3)%	3,713	32%	3,808	32%	(95)	(2)%
Gross profit	2,706	69%	2,643	68%	63	2%	7,782	68%	8,279	68%	(497)	(6)%

Operating expenses
Sales and marketing	949	24%	1,197	31%	(248)	(21)%	2,803	24%	3,792	31%	(989)	(26)%
General and administrative	878	22%	779	20%	99	13%	2,425	21%	2,367	20%	58	2%
Research and development	1,008	26%	936	24%	72	8%	3,138	27%	2,609	22%	529	20%
Depreciation and amortization	201	5%	384	10%	(183)	(48)%	885	8%	1,143	9%	(258)	(23)%
Restructuring and acquisition related expenses	53	1%	12	0%	41	342%	68	1%	57	0%	11	19%
Total operating expenses	3,089		3,308		(219)	(7)%	9,319		9,968		(649)	(7)%

Loss from operations	(383)		(665)		282	(42)%	(1,537)		(1,689)		152	(9)%
Interest expense and other, net	(5)		0		(5)	0%	(58)		(19)		(39)	205%
Change in fair value of warrant liabilities	88		(107)		195	(182)%	81		361		(280)	(78)%
Loss before income taxes	(300)		(772)		472	(61)%	(1,514)		(1,347)		(167)	12%
Provision for income taxes	5		9		(4)	(44)%	15		25		(10)	(40)%

Net loss	$(305)		$(781)		$476	(61)%	$(1,529)		$(1,372)		$(157)	11%

Non-GAAP Measure:
Adjusted EBITDA	$3		$(163)		$166	(102)%	$(197)		$(192)		$(5)	3%

Revenue

Our revenue is derived from two sources: (i) subscription and perpetual licenses and (ii) digital engagement services.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses of $3.0 million for the three months ended June 30, 2024 decreased from $3.2 million for the three months ended June 30, 2023.

The decrease for the three months ended June 30, 2024 compared to the prior period was a result of reduced subscriptions on legacy products, which offset increases in revenue from HawkSearch.

Revenue from subscription (SaaS) and perpetual licenses of $9.1 million for the nine months ended June 30, 2024 decreased from $9.7 million for the nine months ended June 30, 2023.

The decrease for the nine months ended June 30, 2024 compared to the prior period was a result of reduced subscriptions on legacy products, which offset increases in revenue from HawkSearch.

Subscription and perpetual licenses revenue as a percentage of total revenue of 77% for the three months ended June 30, 2024 decreased from 81% for the three months ended June 30, 2023.

Subscription and perpetual licenses revenue as a percentage of total revenue of 79% for the nine months ended June 30, 2024 decreased from 80% for the nine months ended June 30, 2023.

Digital Engagement Services

Revenue from digital engagement services of $0.9 million for the three months ended June 30, 2024 increased from $0.7 million for the three months ended June 30, 2023.

Revenue from digital engagement services of $2.4 million for the nine months ended June 30, 2024 remained consistent with $2.4 million for the nine months ended June 30, 2023.

Digital engagement services revenue as a percentage of total revenue of 23% for the three months ended June 30, 2024 increased from 19% for the three months ended June 30, 2023.

Digital engagement services revenue as a percentage of total revenue of 21% for the nine months ended June 30, 2024 increased from 20% for the nine months ended June 30, 2023.

The increase in revenue from digital engagement services for the three months ended June 30, 2024 was a result of additional services volumes in the three months ended June 30, 2024.

Cost of Revenue

Total cost of revenue of $1.2 million for the three months ended June 30, 2024 decreased from $1.3 million for the three months ended June 30, 2023.

Total cost of revenue of $3.7 million for the nine months ended June 30, 2024 decreased from $3.8 million for the nine months ended June 30, 2023.

Cost of Subscription and Perpetual Licenses

Cost of subscription and perpetual licenses of $0.8 million for the three months ended June 30, 2024 remained consistent with $0.8 million for the three months ended June 30, 2023.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual licenses revenue was 28% and 27% for the three months ended June 30, 2024 and 2023, respectively.

Cost of subscription and perpetual licenses of $2.5 million for the nine months ended June 30, 2024, remained consistent with $2.5 million for the nine months ended June 30, 2023.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual licenses revenue was 28% and 26% for the nine months ended June 30, 2024 and 2023, respectively.

The changes in cost of subscription and perpetual licenses are primarily due to server costs and personnel costs.

Cost of Digital Engagement Services

Cost of digital engagement services of $0.4 million for the three months ended June 30, 2024 remained consistent with $0.4 million for the three months ended June 30, 2023.

The cost of total digital engagement services as a percentage of total digital engagement services revenue was 42% and 56% for the three months ended June 30, 2024 and 2023, respectively.

Cost of digital engagement services of $1.2 million for the nine months ended June 30, 2024 decreased from $1.3 million for the nine months ended June 30, 2023.

The cost of total digital engagement services as a percentage of total digital engagement services revenue was 49% and 52% for the nine months ended June 30, 2024 and 2023, respectively.

The decrease in cost of digital engagement services in the three and nine month periods is primarily due to lower personnel costs.

Gross Profit

Gross profit of $2.7 million for the three months ended June 30, 2024 increased from $2.6 million for the three months ended June 30, 2023.

The gross profit margin was 69% and 68% for the three months ended June 30, 2024 and 2023, respectively.

Gross profit of $7.8 million for the nine months ended June 30, 2024 decreased from $8.3 million for the nine months ended June 30, 2023.

The gross profit margin was 68% for each of the nine months ended June 30, 2024 and 2023, respectively.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $0.9 million for the three months ended June 30, 2024 decreased from $1.2 million for the three months ended June 30, 2023.

Sales and marketing expense as a percentage of total revenue was 24% and 31% for the three months ended June 30, 2024 and 2023, respectively.

Sales and marketing expenses of $2.8 million for the nine months ended June 30, 2024 decreased from $3.8 million for the nine months ended June 30, 2023.

Sales and marketing expense as a percentage of total revenue was 24% and 31% for the nine months ended June 30, 2024 and 2023, respectively.

The decrease in expenses compared to the prior periods is primarily attributable to lower personnel costs and lower marketing spend on leads and conferences.

General and Administrative Expenses

General and administrative expenses of $0.9 million for the three months ended June 30, 2024 increased from $0.8 million for the three months ended June 30, 2023.

General and administrative expense as a percentage of total revenue was 22% and 20% for the three months ended June 30, 2024 and 2023, respectively.

General and administrative expenses of $2.4 million for the nine months ended June 30, 2024 remained consistent with $2.4 million for the nine months ended June 30, 2023.

General and administrative expense as a percentage of total revenue was 21% and 20% for the nine months ended June 30, 2024 and 2023, respectively.

The increases for each of the comparable periods is primarily attributable to additional personnel costs.

Research and Development

Research and development expenses of $1.0 million for the three months ended June 30, 2024 increased from $0.9 million for the three months ended June 30, 2023.

Research and development expenses as a percentage of total revenue was 26% and 24% for the three months ended June 30, 2024 and 2023, respectively.

Research and development expenses of $3.1 million for the nine months ended June 30, 2024 increased from $2.6 million for the nine months ended June 30, 2023.

Research and development expenses as a percentage of total revenue was 27% and 22% for the nine months ended June 30, 2024 and 2023, respectively.

The increases for each of the comparable periods is primarily attributable to additional personnel costs.

Depreciation and Amortization

Depreciation and amortization expense was $0.2 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively.

Depreciation and amortization as a percentage of total revenue was 5% and 10% for the three months ended June 30, 2024 and 2023, respectively.

Depreciation and amortization expense was $0.9 million and $1.1 million for the nine months ended June 30, 2024 and 2023, respectively.

Depreciation and amortization as a percentage of total revenue was 8% and 9% for the nine months ended June 30, 2024 and 2023, respectively.

Loss from Operations

The loss from operations was $(0.4) million and $(0.7) for the three months ended June 30, 2024 and 2023, respectively.

The loss from operations was $(1.5) million and $(1.7) million for the nine months ended June 30, 2024 and 2023, respectively.

Interest expense and other, net

Interest expense and other, net, was $5 thousand and $0 thousand for the three months ended June 30, 2024 and 2023.

Interest expense and other, net, was $58 thousand and $19 thousand for the nine months ended June 30, 2024 and 2023, respectively.

The increase is primarily the result of stock-based compensation from options issued to board members.

Change in fair value of warrant liabilities

We recognized a gain/(loss) related to the change in fair value of warrant liabilities of $88 thousand and $(107) thousand for the three months ended June 30, 2024 and 2023, respectively.

We recognized a gain related to the change in fair value of warrant liabilities of $81 thousand and $361 thousand for the nine months ended June 30, 2024 and 2023, respectively.

Provision for Income Taxes

The provision for income taxes was $5 thousand for the three months ended June 30, 2024 and $9 thousand for the three months ended June 30, 2023. The provision for income taxes was $15 thousand for the nine months ended June 30, 2024 and $25 thousand for the nine months ended June 30, 2023. The provision for income taxes consists of estimated liability for federal and state income taxes owed by us.  Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We maintain a valuation allowance against its net deferred tax assets.

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

The following table reconciles net loss (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(305)	$(781)	$(1,529)	$(1,372)
Provision for income tax	5	9	15	25
Interest expense and other, net	5	-	58	19
Change in fair value of warrants	(88)	107	(81)	(361)
Amortization of intangible assets	184	346	796	1,032
Depreciation and other amortization	22	45	108	132
Restructuring and acquisition related charges	53	12	68	57
Stock-based compensation	127	99	368	276
Adjusted EBITDA	$3	$(163)	$(197)	$(192)

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $(1.0) million for the nine months ended June 30, 2024, compared to $0.3 million cash provided by operating activities for the nine months ended June 30, 2023. The change in cash used in operating activities, compared to the prior period, was primarily due to a decrease in net earnings and changes in non-cash items, including changes in fair value of warrant liabilities, and changes in accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities and deferred revenue.

Investing Activities

There was $(24) thousand cash used in investing activities for the nine months ended June 30, 2024 and $(23) thousand for the nine months ended June 30, 2023, related primarily to purchases of property and equipment.

Financing Activities

Cash used in financing activities was $(0.2) million for the nine months ended June 30, 2024, related to long-term debt payments related to acquisitions completed during fiscal 2021. Cash used in financing activities was $(0.6) million for the nine months ended June 30, 2023, primarily related to payments of long-term debt and deferred purchase price payable and contingent consideration payments related to acquisitions completed during fiscal 2021.

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

Accounting for Stock-Based Compensation

At June 30, 2024, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 8 of these condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2024.

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

There were no sales of unregistered equity securities in the nine months ended June 30, 2024.

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

Bridgeline Digital, Inc.
(Registrant)

August 14, 2024	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

August 14, 2024	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)