Form 10-K
period 2024-09-30
Bridgeline Digital, Inc.
filed 2024-12-26
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $11.9 million based on the closing price of $1.16 of the issuer’s common stock, par value $0.001 per share, as reported by the Nasdaq Capital Market on March 28, 2024.

As of December 20, 2024, there were 10,417,609 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

BRIDGELINE DIGITAL, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2024

Forward Looking Statement

All statements included in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,”“ongoing,” similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to: business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers, increasing our recurring revenue, our ability to attract new customers, our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock, the ability to maintain our listing on the Nasdaq Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission. Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Bridgeline Digital, Inc. assumes no obligation to, and does not currently intend to, update any such forward-looking statements, except as required by applicable law. We urge readers to review carefully the risk factors described herein and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I

Item 1. Business.

Overview

Bridgeline Digital is an AI-powered marketing technology company that offers a suite of products that help companies grow online revenue by driving more visitors to their websites, converting more visitors to purchasers, and increasing average order value per purchaser.

Bridgeline’s software is available through a cloud-based Software as a Service (“SaaS”) model. Additionally, Bridgeline’s software is available via a perpetual licensing business model, in which the software can reside on premise at the customer’s facility, or manage-hosted by Bridgeline.

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

Developments

Bridgeline launched multiple new product enhancements this year, particularly in the area of Artificial Intelligence (“AI”) and Generative AI. The following are key capabilities of Bridgeline's software:

Category	Feature	Capability
Smart Search (Retrieval Augmentation)	Concept Search	NLP Multi-lingual
Smart Search (Retrieval Augmentation)	Visual Search	Image upload via mobile devices
Smart Search (Retrieval Augmentation)	Image Search	Search images with text
Smart Response (Generative AI)	Smart Summary	Prompt driven analysis of results
Smart Response (Generative AI)	Conversational Search	Thread maintained and prompt driven
Smart Response (Generative AI)	Smart Filters	Automated facet selection
Smart Tools	AI Multiplier	Machine learning based on site usage
Smart Tools	AI Content Assistant	Extension to WYSIWYG editor
Smart Tools	AI Synonym Generator	Extension of standard synonym option

Products and Services

Products

Subscription and Perpetual Licenses

Bridgeline’s software is available through a cloud-based SaaS model. Bridgeline's software is available via a perpetual licensing business model, in which the software can reside on premise at the customer’s facility, or manage-hosted by Bridgeline. This software is reported as Subscription and Perpetual Licenses in the accompanying consolidated financial statements.

Bridgeline offers enterprise site search solutions with its HawkSearch and Celebros Search products.

●

HawkSearch is an AI-powered site search, recommendation, and personalization software application for marketers to enhance an online customer's product discovery. HawkSearch leverages artificial intelligence, machine learning and merchandising features to deliver accurate, relevant and personalized results and recommendations from multiple data sources.

HawkSearch’s Keyword Search and Merchandising allows site visitors to search product catalogs and content using keywords and allows markets to improve search results with synonyms, unit of measure conversions, and trending products.

HawkSearch’s Smart Search allows site visitors to search by image upload or phone camera, textual image description, and concept (aka Natural Language Processing) through Retrieval Augmented Generation to get relevant results.

HawkSearch’s Smart Response leverages generative AI to summarize, synthesize, compare or start a conversation with the visitor to help find the most relevant results.

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

●

TruPresence is a Web Content Management and eCommerce platform that supports the needs of multi-unit organizations and franchises. The TruPresence product empowers large franchises, brand networks, and other multi-unit organizations to manage a large hierarchy of digital properties at scale. TruPresence provides centralized and distributed management of content and products from parent sites down to multiple child sites for consistency in branding and messaging while also enabling regional/local site owners to manage the local messaging, products and promotions specific to their local market.

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

For the years ended September 30, 2024 and 2023, no customer exceeded 10% of the Company’s total revenues.

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

Social Media Programs

We market Bridgeline’s upcoming events, white papers, blogs, case studies, digital product tutorials, announcements, and related articles frequently on leading social media platforms such as X, LinkedIn, YouTube and Facebook.

Research and Development

We have research and development activities focusing on creating new products and innovations, product enhancements, and funding future market opportunities. Research and development expenses were approximately $4.2 million or 27% of revenues and $3.7 million or 23% of revenues during fiscal 2024 and 2023, respectively.

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

As of September 30, 2024, we had approximately 51 full-time employees. Of our full-time employees, approximately 37 were in the United States and the remaining were based in our various international locations. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

We believe we compete adequately with others and we distinguish ourselves from our competitors in a number of ways, including:

●

Many AI software providers are offering a one size fits all solution for their customers which lack customer specific rules and insights, or what we call ‘Merchandising Capabilities’ that power the underlying AI and Machine Learning features. Bridgeline allows customers to tailor an AI that is specific to their needs.

●

Many of our competitors offer their web application software with an emphasis on a singular focus/function (such as content management only, or commerce only) as compared to the deeply integrated and multi-faceted approach provided by Bridgeline’s platforms.

●	Some of Bridgeline’s software can be deployed in either a SaaS or in a dedicated hosting environment.

●

Many of our competitors do not provide development services that complement their software products. Our ability to develop mission critical websites and online stores on our own deeply integrated platforms provides a quality end-to-end solution.

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

Available Information

This Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are made available upon request, on our website www.bridgeline.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of the following are also available through our website on the “About – Investor Relations” page and are available in print to any stockholder who requests it:

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

We incurred net loss of approximately $(2.0) million for the year ended September 30, 2024. Since our inception in 2000 and through fiscal 2019, in fiscal 2021, fiscal 2023 and fiscal 2024, we have incurred net losses, and may do so again. As of September 30, 2024, we had an accumulated deficit of approximately $92 million. Our prior losses have had an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of any future losses or when we may become profitable. If we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Artificial Intelligence is an emerging area of technology that has and may further impact various aspects of our business operations and customer interactions, we may not be successful in our artificial intelligence initiatives, which could adversely affect our business, financial condition and/or operating results.

We have made, and expect to continue making investments in the integration of AI into our platforms, products, and services. However, AI presents various risks, challenges, and potential unintended consequences that could disrupt our ability to effectively integrate and leverage these technologies. The process of refining and expanding our AI-driven offerings may involve significant costs, and there can be no assurance that our efforts will ultimately succeed.

The complexity of AI systems, coupled with rapidly evolving competition in the AI space, introduces significant uncertainty about our ability to successfully integrate and commercialize these technologies. Competitors may develop more effective or efficient AI solutions, potentially undermining our competitive position. Additionally, the regulatory environment surrounding AI is still in development, and new laws or regulations could emerge that require substantial adjustments to our business practices. These changes could impose unexpected costs or operational disruptions, and the full scope and impact of such regulatory developments remain uncertain.

Furthermore, we rely on third-party vendors that incorporate AI in the products and services they provide to us. As a result, we may not have full visibility or control over the quality, security, performance, or compliance of AI-powered solutions sourced externally. There is also a risk that the underlying algorithms used by us or our vendors may be flawed, or trained on incomplete or biased datasets, leading to inaccuracies, inefficiencies, or other negative consequences. AI technologies also carry the risk of generating content that is factually incorrect, offensive, or infringing on third-party intellectual property rights. Any of these factors, whether related to internal AI development, third-party dependencies, or regulatory changes, could have a material adverse effect on our business, financial performance, and operations.

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

Claims of infringement are becoming increasingly common as the software industry continues to develop and as related legal protections, including but not limited to patents, are applied to software products. Although we do not believe that our products infringe on the rights of third parties, a third party may assert that our technology or technologies of entities we acquire violates its intellectual property rights. As the number of software products in our markets increases, and the functionality of these products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

●	be expensive and time consuming to defend;
●	result in negative publicity;
●	force us to stop licensing our products that incorporate the challenged intellectual property;
●	divert management’s attention and our other resources; and/or
●

redesign our products / require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

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

The average shares traded per day in fiscal 2024 was approximately 41,000 shares per day compared to approximately 56,000 for fiscal 2023, and 286,000 for fiscal 2022. Our average trading volume of our common stock can be very sporadic and may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. A low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve.

The market price of our common stock is volatile, which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this Annual Report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. During fiscal 2024, the closing price of our common stock as reported by the Nasdaq Capital Market fluctuated between $0.70 and $1.42. We are required to meet certain financial criteria in order to maintain our listing on the Nasdaq Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. If we fail this requirement then Nasdaq will issue a notice that we are not in compliance and we will need to take corrective actions in order to not be delisted. Such corrective actions could include a reverse stock split, which may adversely affect the liquidity of our common stock. Additionally, there is no way to guarantee that such a measure, if implemented, would help us regain compliance with Nasdaq’s minimum bid price requirement or maintain compliance with its other listing rules.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our cybersecurity and risk management program is intended to protect the confidentiality, integrity, and availability of our critical information systems and the data resident on them. We have designed our IT systems and processes with the intention that our solutions should defend against the ever-evolving threat landscape while remaining agile to keep up with such threats. We have established processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to safeguard our information assets and operations from internal and external cyber threats, including protecting employee information from unauthorized access to or attacks on our networks and systems. These processes include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations and routine reviews of our policies and procedures to identify risks and enhance our practices. We also employ processes to identify material risks from cybersecurity threats associated with our use of third-party service providers.

In an effort to deter and detect cyber threats, we periodically provide training programs to our employees on issues related to privacy and data protection, cybersecurity risks, and the importance of reporting all incidents immediately. Topics include identifying phishing, password protection, securing confidential data, and mobile security. In addition, we use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. We also perform annual vulnerability assessments, conducted by independent, third-party cybersecurity firms. Additionally, as part of our overall risk mitigation strategy, the Company obtains certain insurance policies. However, such insurance may not be sufficient in type or amount to cover us fully against claims related to security breaches, cyber-attacks and other related breaches.

An incident response plan has been established which provides detailed information on actions to take in the event of an incident. The incident response plan includes the scope of the plan, establishes the incident response team, details the incident response lifecycle, and provides templates to make the process easier to document and follow. Timelines, communication methods, and notification information are included in the plan to ensure the process can be followed in high pressure situations which can occur during incidents.

Governance

The Audit Committee of our Board of Directors provides direct cybersecurity risk oversight. Our management provides timely disclosure and related updates to the Audit Committee regarding potential cybersecurity threats, incidents and general risks.

Our management periodically evaluates information on evolving cybersecurity risks and, based on its assessment of the processes the Company has put in place, does not believe there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition. Further, we have not had any cybersecurity incidents in 2024, and through the date of filing of this Form 10-K.

While prior incidents have not had a material impact on us, future incidents could have a material adverse effect on our business, results of operations and cash flows. For additional information about our cybersecurity risks, see Item 1A — Risk Factors on this Annual Report on Form 10-K.

Item 2. Properties.

The following table lists our office locations, all of which are leased:

Geographic Location	Address	Description
Woburn, Massachusetts	100 Sylvan Rd, Suite G-700 Woburn, MA 01801	Professional office space
Woodbury, New York	150 Woodbury Road Woodbury, NY 11797	Professional office space
Rosemont, Illinois	5600 North River Rd, Suite 100 Rosemont, IL 60018	Professional office space
Atascadero, California	6225 Atascadero Ave Atascadero, CA 93422	Professional office space
Ontario, Canada	Perth Mews RO Perth, ON K7H 3A0, Canada	PO Box
Brussels, Belgium	Cours Saint Michel 30B 1040 Etterbeek, Brussels, Belgium	Professional office space

We believe that our existing office space is adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate our operations.

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

Number of Stockholders

As of December 15, 2024, we had approximately 60 stockholders of record. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 6,000.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our common stockholders in the near future.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

There were no sales of unregistered or registered equity securities during the fiscal year ended September 30, 2024.

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

Overview

We are a an AI-powered marketing technology company that offers a suite of products that help companies grow online revenue by driving more visitors to their websites, converting more visitors to purchasers, and increasing average order value per purchaser.

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

Our product offerings include:

●

HawkSearch: a site search, recommendation, and personalization software application, built for marketers to enhance, normalize, and enrich an online customer's content search and product discovery experience.

●	Celebros Search: a commerce-oriented site search product that provides Natural Language Processing with artificial intelligence to present relevant search results based on long-tail keyword searches.

●	Woorank: a Search Engine Optimization (“SEO”) audit tool that generates an instant performance audit of the site’s technical, on-page, and off-page SEO.

●	Unbound: a Digital Experience Platform that includes Web Content Management, eCommerce, Digital Marketing, and Web Analytics.

●	TruPresence: a web content management and eCommerce platform that supports the needs of multi-unit organizations and franchises.

●	OrchestraCMS: the only content and digital experience platform built 100% native on Salesforce and helps customers create websites and intranets for their customers, partners, and employees.

Sales and Marketing

We employ a direct sales force, which focuses its efforts on selling to mid-sized and large companies. These companies are generally categorized in the following vertical markets:

●	Associations and Foundations
●	Banks and Credit Unions
●	eCommerce Retailers
●	Franchises & Enterprises
●	Health Services and Life Sciences
●	Industrial Distribution and Wholesale
●	Manufacturers
●	Technology

Each of our product offerings goes to market through two main types of partnerships. The first partner category includes platforms such as Adobe, BigCommerce, Optimizely, Sitefinity, Shopify and others. Our software often embeds directly into these platforms through connectors and SDK solutions that we develop in concert with each platform. The second category includes web-development agencies which typically have deep relationships with end-customers and have the technical expertise to implement our software solutions according to client needs, platform requirements, and industry standards.

Goodwill and Intangible Asset Impairment

There were no goodwill impairment charges recognized during the year ended September 30, 2024. During the year ended September 30, 2023, we recognized a goodwill impairment charge of $7.5 million.

Acquisitions

We continue to evaluate expanding the distribution of our suite of products and interactive development capabilities through acquisitions. We may make additional acquisitions in the foreseeable future. These potential acquisitions will be consistent with our growth strategy by providing us with new geographical distribution opportunities, an expanded customer base, an expanded sales force and an expanded developer force. In addition, integrating acquired companies into our existing operations allows us to consolidate the finance, human resources, legal, marketing, and research and development of the acquired businesses with our own internal resources. This integration may reduce the aggregate of such expenses for the combined businesses and similarly improve operating results.

Customer Information

We currently have over 2,000 active customers. For the years ended September 30, 2024 and 2023, no customers exceeded 10% of our total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2024 (“fiscal 2024”) decreased to $15.4 million from $15.9 million for the fiscal year ended September 30, 2023 (“fiscal 2023”). The loss from operations for fiscal 2024 was $(2.0) million, compared with a loss from operations of $(9.9) million for fiscal 2023. We had a net loss for fiscal 2024 of $(2.0) million, which included a gain of approximately $0.1 million as a result of the change in fair value of certain warrant liabilities, compared with a net loss of $(9.4) million, which included a gain of approximately $0.6 million as a result of the change in fair value of certain warrant liabilities, and a goodwill impairment charge of $7.5 million in fiscal 2023. Basic and diluted net loss per share attributable to common stockholders for fiscal 2024 was $(0.19) compared with the equivalent basic and diluted net loss per share attributable to common stockholders of $(0.91) for fiscal 2023.

(in thousands)	Year Ended September 30,
					$	%
	2024	%	2023	%	Change	Change
Net Revenue
Subscription and perpetual licenses	$12,134	79%	$12,742	80%	$(608)	(5)%
Digital engagement services	3,224	21%	3,143	20%	81	3%
Total net revenue	15,358		15,885		(527)	(3)%

Cost of revenue
Subscription and perpetual licenses	3,392	28%	3,364	26%	28	1%
Digital engagement services	1,532	48%	1,650	52%	(118)	(7)%
Total cost of revenue	4,924	32%	5,014	32%	(90)	(2)%
Gross profit	10,434	68%	10,871	68%	(437)	(4)%

Operating expenses
Sales and marketing	3,715	24%	4,757	30%	(1,042)	(22)%
General and administrative	3,282	21%	3,173	20%	109	3%
Research and development	4,160	27%	3,679	23%	481	13%
Depreciation and amortization	1,086	7%	1,528	10%	(442)	(29)%
Goodwill impairment	-	0%	7,517	47%	(7,517)	(100)%
Restructuring and acquisition related expenses	210	1%	132	1%	78	59%
Total operating expenses	12,453		20,786		(8,333)	(40)%

Loss from operations	(2,019)		(9,915)		7,896	(80)%
Interest expense and other, net	(61)		(189)		128	(68)%
Change in fair value of warrant liabilities	76		575		(499)	(87)%
Loss before income taxes	(2,004)		(9,529)		7,525	(79)%
Provision for benefit from income taxes	(43)		(94)		51	(54)%

Net loss	$(1,961)		$(9,435)		$7,474	(79)%

Non-GAAP Measure:
Adjusted EBITDA	$(192)		$(309)		$117	(38)%

Revenue

Our revenue is derived from two sources: (i) Subscription and Perpetual licenses and (ii) Digital Engagement Services.

Subscription and Perpetual Licenses

Revenue from Subscription and perpetual licenses of $12.1 million in fiscal 2024 decreased $(0.6) million, or (5)%, from $12.7 million in fiscal 2023. The decrease compared to the prior period included a reduction in revenue from a particular customer. Subscription and perpetual license revenue as a percentage of total revenue decreased to 79% in fiscal 2024 from 80% in fiscal 2023.

Digital Engagement Services

Digital engagement services revenue is comprised of implementation and retainer-related services. Total revenue from digital engagement services of $3.2 million in fiscal 2024 increased 3% from $3.1 million in fiscal 2023. Digital engagement services revenue as a percentage of total revenue increased to 21% in fiscal 2024 from 20% in fiscal 2023.

Cost of Revenue

Total cost of revenue for fiscal 2024 of $4.9 million decreased $(0.1) million, or (2)% compared to the prior period.

Cost of Subscription and Perpetual License

Cost of subscription and perpetual licenses of $3.4 million in fiscal 2024 increased slightly from fiscal 2023. The increase in cost of subscription and perpetual licenses in fiscal 2024 compared to fiscal 2023 is primarily due to higher costs to operate our cloud-based hosting model with Amazon Web Services, offset by a decrease in personnel costs. The cost of subscription and perpetual licenses as a percentage of subscription and perpetual license revenue increased to 28% in fiscal 2024 from 26% in fiscal 2023. This increase is primarily due to the overall decrease in subscription and perpetual license revenue.

Cost of Digital Engagement Services

Cost of digital engagement services of $1.5 million in fiscal 2024 decreased (7)%, from $1.7 million in fiscal 2023. The cost of total digital engagement services as a percentage of total digital engagement services revenue decreased to 48% in fiscal 2024 from 52% in fiscal 2023. These decreases are primarily due to the overall decrease in personnel costs.

Gross Profit

Gross profit of $10.4 million decreased $(0.4) million, or (4)%, in fiscal 2024 compared to $10.9 million for fiscal 2023. The gross profit margin remained consistent at 68% for fiscal 2024 and 2023.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $3.7 million in fiscal 2024 decreased $(1.0) million, or (22)%, from $4.8 million in fiscal 2023. Sales and marketing expense as a percentage of total revenue decreased to 24% in fiscal 2024 compared to 30% in fiscal 2023. The decrease compared to the prior period is primarily attributable to lower personnel costs and lower marketing spend on leads and conferences.

General and Administrative Expenses

General and administrative expenses of $3.3 million in fiscal 2024 increased $0.1 million, or 3%, from $3.2 million in fiscal 2023. General and administrative expense as a percentage of revenue was 21% in fiscal 2024 compared to 20% in fiscal 2023. These increases compared to the prior period are primarily attributable to higher personnel costs.

Research and Development

Research and development expense of $4.2 million in fiscal 2024 increased $0.5 million, or 13%, from $3.7 million in fiscal 2023. Research and development expense as a percentage of total revenue increased to 27% in fiscal 2024 compared to 23% for fiscal 2023. These increases compared to the prior period are primarily attributable to higher personnel costs.

Depreciation and Amortization

Depreciation and amortization expense of $1.1 million in fiscal 2024 decreased by $(0.4) million, or (29)%, from $1.5 million in fiscal 2023. Depreciation and amortization as a percentage of total revenue decreased to 7% in fiscal 2024 compared to 10% for fiscal 2023.  The decrease was due to intangible assets that became fully amortized.

Goodwill Impairment

During the year ended September 30, 2023, the Company recognized a goodwill impairment charge of $7.5 million.  During the year ended September 30, 2024, there were no goodwill impairment charges recognized.

Restructuring and Acquisition Related Expenses

Restructuring and acquisition related expenses was $0.2 million in fiscal 2024. During fiscal 2024, expenses incurred were related to severance and merger and acquisition costs, and during fiscal 2023, expenses incurred were related to further acquisition integrations.

Loss from Operations

The loss from operations was $(2.0) million for fiscal 2024 compared to a loss from operations of $(9.9) million for fiscal 2023, a decrease of $(7.9) million or (80)%.  The decrease is primarily due to the goodwill impairment in fiscal 2023.

Interest expense and other, net

Interest expense and other, net, was $(0.1) million of income in fiscal 2024, which primarily consisted of non-recurring non-operating costs, compared to $(0.2) million of income in fiscal 2023, which primarily consisted of non-recurring operating costs.

Change in fair value of warrant liabilities

The Company recognized a gain related to the change in fair value of warrant liabilities of $0.1 million for fiscal 2024, and a gain related to the change in fair value of warrant liabilities of $0.6 million for fiscal 2023.

Provision for Income Taxes

The provision for (benefit from) income taxes was $(43) thousand for fiscal 2024 and $(94) thousand for fiscal 2023. Income tax expense consists of estimated liability for federal and state income taxes owed by the Company. Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company maintains a valuation allowance against its net deferred tax assets. As of September 30, 2024 and 2023, the Company had a valuation allowance on its net deferred tax assets of $11.3 million and $10.8 million, respectively.

The federal NOL carryforward is approximately $36.8 million as of September 30, 2024 of which $29.0 million is subject to the 20-year carryforward and expires on various dates through 2038. The remaining federal NOL carryforward of $7.7 million is indefinite. Net operating losses incurred after December 31, 2017 carry forward indefinitely. Internal Revenue Code Section 382 places certain limitations on the amount of taxable income that can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation on utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards. The Company also has approximately $50.2 million in state NOLs which expire on various dates through 2044.

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

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA:

	Year Ended September 30,
	2024	2023
Net loss	$(1,961)	$(9,435)
Provision for (benefit from) income tax	(43)	(94)
Interest expense and other, net	61	189
Change in fair value of warrants	(76)	(575)
Amortization of intangible assets	982	1,378
Depreciation and other amortization	130	177
Goodwill impairment	-	7,517
Restructuring and acquisition related charges	210	132
Stock-based compensation	505	402
Adjusted EBITDA	$(192)	$(309)

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $(0.8) million during fiscal 2024 compared to cash provided by operating activities of $0.3 million during fiscal 2023. The change in cash used in operating activities compared to the prior period was primarily due to a decrease in net earnings and changes in non-cash items, including changes in fair value of warrant liabilities, amortization of intangible assets, and goodwill impairment, and changes to accounts receivable, accounts payable and accrued liabilities, as well as deferred revenue.

Investing Activities

Cash used in investing activities was $(29) thousand during fiscal 2024 compared to cash used in investing activities of $(25) thousand during fiscal 2023. Cash used in investing activities during fiscal 2024 and 2023 was related primarily to purchases of property and equipment.

Financing Activities

Cash used in financing activities was $(0.2) million during fiscal 2024 compared with $(0.6) million during fiscal 2023. Cash used in financing activities during both fiscal 2024 and fiscal 2023 was primarily related to payments of long-term debt, and in fiscal 2023, deferred purchase price and contingent consideration payments related to acquisitions completed during fiscal 2021.

Capital Resources and Liquidity Outlook

We have historically incurred operating losses and used cash on hand and from financing activities to fund operations as well as develop new products. We believe that future revenues and cash flows will supplement our working capital and that we have an appropriate cost structure to support future revenue growth.

We may offer and sell, from time to time, in one or more offerings, up to $50 million of our debt or equity securities, or any combination thereof. Such securities offerings may be made pursuant to our currently effective registration statement on Form S-3 (File No. 333-262764), which was initially filed with the Securities and Exchange Commission on February 16, 2022 and declared effective on March 4, 2022 (the “Shelf Registration Statement”). A complete description of the types of securities that we may sell is described in the Preliminary Prospectus contained in the Shelf Registration Statement. As of the date of the filing of this Annual Report, there are no active offerings for the sale or obligations to purchase any of our securities pursuant to the Shelf Registration Statement. There can be no assurances that we will offer any securities for sale or that if we do offer any securities that we will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us. Further, our ability to offer or sell such securities may be limited by rules of the Nasdaq Capital Market.

Off-Balance Sheet Arrangements

At this time, we do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, other than our operating leases.

Contractual Obligations

We lease all of our office space locations. The gross obligations for operating leases and subleases is $0.2 million of which $0.2 million is expected to be paid in the next twelve months. Debt payments on our various debt obligations total $0.5 million of which $0.3 million is expected to be paid in the next twelve months.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Revenue recognition;
●	Accounts receivable;
●	Accounting for goodwill and other intangible assets;
●	Accounting for business combinations;
●	Accounting for common stock purchase warrants; and
●	Accounting for stock-based compensation.

Revenue Recognition

Overview

We derive our revenue from two sources: (i) Subscription and Perpetual Licenses, which are comprised of software subscription fees (“SaaS”), perpetual software licenses, and maintenance for post-customer support (“PCS”) on perpetual licenses, and (ii) Digital Engagement Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering search. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”, do not take possession of the software.

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

We recognize revenue from contracts with customers using a five-step model, as described below:

1.

Identify the customer contract - A customer contract is generally identified when there is approval and commitment from both the Company and our customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability and consideration is probable.

2.

Identify performance obligations that are distinct - A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and our promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

3.

Determine the transaction price - The transaction price is the amount of consideration to which we expect to be entitled to in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.

4.

Allocate the transaction price to distinct performance obligations - The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. We determine the SSP of our goods and services based upon the historical average sales prices for each type of software license and professional services sold.

5.

Recognize revenue as the performance obligations are satisfied - Revenue is recognized when or as control of the promised goods or services is transferred to customers. Revenue from SaaS licenses is recognized ratably over the subscription period beginning on the date the license is made available to customers. Most subscription contracts are three-year terms. Customers who license the software on a perpetual basis receive rights to use the software for an indefinite time period and an option to purchase post-customer support (“PCS”). PCS revenue is recognized ratably on a straight-line basis over the period of performance and the perpetual license is recognized upon delivery. We also offer hosting services for those customers who purchase a perpetual license and do not want to run the software in their environment. Revenue from hosting is recognized ratably over the service period, ranging from one to three-year terms. We recognize revenue from professional services as the services are provided.

Customer Payment Terms

Payment terms with customers typically require payment 30 days from invoice date. Payment terms may vary by customer but generally do not exceed 45 days from invoice date. Invoicing for digital engagement services are either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoices for subscriptions and hosting are typically issued monthly and are generally due in the month of service. Our subscription and hosting agreements provide for refunds when service is interrupted for an extended period of time and are reserved for in the month in which they occur, if necessary.

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

Accounts Receivable

The allowance for credit losses is determined based upon a variety of judgments and factors. Factors considered in determining the allowance include historical collection, write-off experience, and management’s assessment of collectability from customers, including current conditions, reasonable forecasts, and expectations of future collectability and collection efforts. Management continuously assesses the collectability of receivables and adjusts estimates based on actual experience and future expectations based on economic indicators. Management also monitors the aging analysis of receivables to determine if there are changes in the collections of accounts receivable. Receivable balances are written-off against the allowance for credit losses when such balances are deemed to be uncollectible.

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

Accounting for Stock-Based Compensation

At September 30, 2024, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 12 – Stockholders’ Equity of these consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Bridgeline Digital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Bridgeline Digital, Inc. and Subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Assessment

As described in Note 1 to the consolidated financial statements, the Company has incurred net losses from operations for each of the two years in the period ended September 30, 2024, and net cash used in operating activities was $765,000 for the year ended September 30, 2024. The Company determined these, and other factors which include (1) current assets exceed current liabilities at September 30, 2024, when adjusted for deferred revenue and (2) the Company may offer and sell, from time to time, in one or more offerings, up to $50 million of their debt or equity securities, or any combination thereof, did not raise substantial doubt as to the Company's ability to continue as a going concern one year from the issuance date of the consolidated financial statements. In making this determination, management prepared a cash flow projection through December 2025. Management used significant assumptions in preparing the cash flow projection, which included expected revenue and cash receipts, operating costs and other obligations.

The principal considerations for our determination that the evaluation of management's going concern assessment was a critical audit matter are the significant judgment and subjectivity inherent in the Company's future cash flow estimate and a high degree of auditor judgment in evaluating management's forecasts for at least the next twelve months.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●

assessed the overall reasonableness of the Company's future cash flow projections, including significant assumptions utilized by the Company and comparison to historical trends and other information obtained during the audit.

●	compared October 2024 and November 2024 actual operating results to forecasted amounts, as well as the Company’s fiscal year 2024 operating budget to actual results, to determine overall accuracy of future operating cash flow projections.
●	evaluated the adequacy of the Company's financial statement disclosures.

/s/ PKF O'Connor Davies, LLP

New York, New York

December 23, 2024

We have served as the Company’s auditor since 2021.

PCAOB ID No. 127

BRIDGELINE DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,390	$2,377
Accounts receivable, net	1,288	1,004
Prepaid expenses and other current assets	269	278
Total current assets	2,947	3,659
Property and equipment, net	74	151
Operating lease assets	163	390
Intangible assets, net	3,908	4,890
Goodwill, net	8,468	8,468
Other assets	42	73
Total assets	$15,602	$17,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$282	$267
Current portion of operating lease liabilities	157	148
Accounts payable	1,112	1,255
Accrued liabilities	988	995
Deferred revenue	2,189	2,084
Total current liabilities	4,728	4,749

Long-term debt, net of current portion	244	435
Operating lease liabilities, net of current portion	6	241
Warrant liabilities	98	174
Other long-term liabilities	520	572
Total liabilities	5,596	6,171

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at September 30, 2024 and 2023	-	-
Series D Convertible Preferred stock: 4,200 shares authorized; no shares issued and outstanding at September 30, 2024 and 2023	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,417,609 shares issued and outstanding at September 30, 2024 and September 30, 2023	10	10
Additional paid-in capital	101,833	101,275
Accumulated deficit	(91,538)	(89,577)
Accumulated other comprehensive loss	(299)	(248)
Total stockholders’ equity	10,006	11,460
Total liabilities and stockholders’ equity	$15,602	$17,631

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended September 30,
	2024	2023
Net revenue:
Subscription and perpetual licenses	$12,134	$12,742
Digital engagement services	3,224	3,143
Total net revenue	15,358	15,885

Cost of revenue:
Subscription and perpetual licenses	3,392	3,364
Digital engagement services	1,532	1,650
Total cost of revenue	4,924	5,014
Gross profit	10,434	10,871

Operating expenses:
Sales and marketing	3,715	4,757
General and administrative	3,282	3,173
Research and development	4,160	3,679
Depreciation and amortization	1,086	1,528
Goodwill impairment	-	7,517
Restructuring and acquisition related expenses	210	132
Total operating expenses	12,453	20,786

Loss from operations	(2,019)	(9,915)
Interest expense and other, net	(61)	(189)
Change in fair value of warrant liabilities	76	575
Loss before income taxes	(2,004)	(9,529)
Provision for (benefit from) income taxes	(43)	(94)

Net loss	$(1,961)	$(9,435)

Net loss per share attributable to common stockholders:
Basic	$(0.19)	$(0.91)
Diluted	$(0.19)	$(0.91)
Number of weighted average shares outstanding:
Basic	10,417,609	10,417,609
Diluted	10,417,609	10,424,187

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

	Year Ended September 30,
	2024	2023
Net loss	$(1,961)	$(9,435)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(51)	(28)
Comprehensive loss	$(2,012)	$(9,463)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2022	350	$-	10,417,609	$10	$100,704	$(80,142)	$(220)	$20,352
Stock-based compensation expense	-	-	-	-	571	-	-	571
Net loss	-	-	-	-	-	(9,435)	-	(9,435)
Foreign currency translation	-	-	-	-	-	-	(28)	(28)
Balance at September 30, 2023	350	$-	10,417,609	$10	$101,275	$(89,577)	$(248)	$11,460
Stock-based compensation expense	-	-	-	-	558	-	-	558
Net loss	-	-	-	-	-	(1,961)	-	(1,961)
Foreign currency translation	-	-	-	-	-	-	(51)	(51)
Balance at September 30, 2024	350	$-	10,417,609	$10	$101,833	$(91,538)	$(299)	$10,006

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,961)	$(9,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	982	1,378
Depreciation and other amortization	130	177
Change in fair value of warrant liabilities	(76)	(575)
Stock-based compensation	558	571
Deferred income taxes	(65)	(63)
Goodwill impairment	-	7,517
Changes in operating assets and liabilities
Accounts receivable	(280)	184
Prepaid expenses and other current assets	7	(39)
Other assets	3	33
Accounts payable and accrued liabilities	(160)	264
Deferred revenue	95	194
Other liabilities	2	71
Total adjustments	1,196	9,712
Net cash (used in) provided by operating activities	(765)	277
Cash flows used in investing activities:
Purchase of property and equipment	(29)	(25)
Cash flows from financing activities:
Payments of long-term debt	(209)	(399)
Payments of contingent consideration and deferred cash payable	-	(250)
Net cash used in financing activities	(209)	(649)
Effect of exchange rate changes on cash and cash equivalents	16	(82)
Net decrease in cash and cash equivalents	(987)	(479)
Cash and cash equivalents at beginning of year	2,377	2,856
Cash and cash equivalents at end of year	$1,390	$2,377
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$29	$51
Income taxes	$21	$50

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business

Overview

Bridgeline Digital is an AI-powered marketing technology company that offers a suite of products that help companies grow online revenue by driving more visitors to their websites, converting more visitors to purchasers, and increasing average order value per purchaser.

Bridgeline’s software is available through a cloud-based Software as a Service (“SaaS”) model. Additionally, Bridgeline’s software is available via a perpetual licensing business model, in which the software can reside on premise at the customer’s facility, or manage-hosted by Bridgeline. Bridgeline’s product offerings include:

●

HawkSearch: a site search, recommendation, and personalization software application, built for marketers to enhance, normalize, and enrich an online customer's content search and product discovery experience.

●	Celebros Search: a commerce-oriented site search product that provides Natural Language Processing with artificial intelligence to present relevant search results based on long-tail keyword searches.
●	Woorank: a Search Engine Optimization (“SEO”) audit tool that generates an instant performance audit of the site’s technical, on-page, and off-page SEO.
●	Unbound: a Digital Experience Platform that includes Web Content Management, eCommerce, Digital Marketing, and Web Analytics.
●	TruPresence: a web content management and eCommerce platform that supports the needs of multi-unit organizations and franchises.
●	OrchestraCMS: the only content and digital experience platform built 100% native on Salesforce and helps customers create websites and intranets for their customers, partners, and employees.

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

Liquidity and Management’s Plans

The Company has historically incurred operating losses and used cash on hand and from financing activities to fund operations as well as develop new products. The Company is continuing to maintain tight control over discretionary spending for the 2025 fiscal year. The Company believes that future revenues and cash flows will supplement its working capital and it has an appropriate cost structure to support future revenue growth.

The Company  may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof.  Such securities offerings  may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-262764), which was initially filed with the Securities and Exchange Commission on  February 16, 2022 and declared effective on  March 4, 2022 (the “Shelf Registration Statement”).  A complete description of the types of securities that the Company  may sell is described in the Preliminary Prospectus contained in the Shelf Registration Statement. As of the date of the filing of this Annual Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration Statement.  There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us.  Further, our ability to offer or sell such securities  may be limited by rules of the NASDAQ Capital Market.

We are currently evaluating our future financing options, including the filing of a new shelf registration statement to replace our existing Shelf Registration Statement, which is set to expire on March 4, 2025. A new registration statement would provide us with continued flexibility to access capital and support our business objectives. The decision to file a new registration statement and the timing of any such filing will depend on several factors, including market conditions, our capital requirements, and our eligibility to utilize Form S-3 at the time of filing. There can be no assurance that we will proceed with filing a new registration statement or that, if filed, it will be declared effective by the SEC.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year end is September 30th. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these consolidated financial statements are the valuation of accounts receivable, including the adequacy of the allowance for credit losses, valuation of long-lived assets, recognition and measurement of deferred revenues, fair value of contingent consideration, fair value measurements related to the valuation of warrants and deferred tax valuation allowance. The complexity of the estimation process and factors relating to assumptions, risks and uncertainties inherent with the use of the estimates affect the amount of revenue and related expenses reported in the Company’s consolidated financial statements. Internal and external factors can affect the Company’s estimates. Actual results could differ from these estimates under different assumptions or conditions.

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

The Company extends credit to customers on an unsecured basis in the normal course of business. Management performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit when deemed necessary. Accounts receivable are carried at original invoice amount, less an estimate for credit losses based on a review of all outstanding amounts.

The Company has no off-balance sheets risks such as foreign exchange contracts, interest rate swaps, option contracts or other foreign hedging agreements.

Accounts Receivable

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

The Company recognizes revenue from contracts with customers using a five-step model as described below:

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

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements. The Company did not incur any development costs during fiscal 2024 and fiscal 2023.

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

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined. If such fair value is less than the current carrying value, the asset is written down to the estimated fair value. There were no impairments of long-lived assets, other than impairment of goodwill, in fiscal 2024 or 2023.

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

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment in which it operates or the reporting currency of the Company, the U.S. dollar. The Company has determined that the functional currency of its foreign subsidiaries are the local currencies of their respective jurisdictions. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Equity accounts are translated at historical rates, except for the change in retained earnings as a result of the income statement translation process. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recognized as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net losses for fiscal 2024 and 2023 were ($51) and ($28), respectively. Transaction gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

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

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $74 thousand and $112 thousand for fiscal 2024 and 2023, respectively.

Employee Benefits

The Company sponsors a contributory 401(k) plan allowing all full-time employees who meet prescribed service requirements to participate. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2024 or fiscal 2023.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Income Taxes

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

The Company recognizes deferred tax assets for stock-based awards that result in future deductible amounts on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction.

Net Loss Per Share

The Company presents basic and diluted loss per share information for its common stock. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share attributable to common stockholders is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of the weighted average of outstanding stock options and warrants using the “treasury stock” method and convertible preferred stock using the as-if-converted method. The computation of diluted earnings per share does not include the effect of outstanding stock options, warrants and convertible preferred stock that are considered anti-dilutive.

Recently Adopted Accounting Standards

Financial Instruments – Credit Losses

Effective October 1, 2023, the Company adopted the requirements of ASU 2016 - 13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016 - 13”), along with the subsequently issued guidance amending and clarifying various aspects of ASU 2016 - 13, using the modified retrospective method of adoption. In accordance with that method, the comparative periods’ information continues to be reported under the relevant accounting guidance in effect for that period. For the current period, the standard replaces the existing incurred credit loss model with the current expected credit losses model for financial instruments, including accounts receivable, through a cumulative-effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is effective. Although the adoption of ASU 2016 - 13 did not have a material impact on the condensed consolidated financial statements it represented a change in the accounting policy with respect to the estimation of allowance for uncollectible accounts.

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

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that an entity disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendment in the ASU is intended to enhance the transparency and decision usefulness to better understand the major components of an entity’s income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future consolidated financial statements or related disclosures.

3. Accounts Receivable

Accounts receivable consist of the following:

	As of September 30,
	2024	2023
Accounts receivable	$1,551	$1,184
Allowance	(263)	(180)
Accounts receivable, net	$1,288	$1,004

As of and for the years ended September 30, 2024 and 2023 no customers exceeded 10% of accounts receivable and no customers exceeded 10% of the Company’s total revenues.

Allowance for Credit Losses

The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of October 1, 2023	$180
Credit loss expense	160
Write-off/adjustments	(77)
Balance as of September 30, 2024	$263

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

4. Property and equipment

Property and equipment consist of the following:

	As of September 30,
	2024	2023
Furniture and fixtures	$166	$166
Purchased software	18	18
Computer equipment	243	217
Leasehold improvements	205	206
Total cost	632	607
Less accumulated depreciation and amortization	(558)	(456)
Property and equipment, net	$74	$151

Depreciation and amortization on the above assets were $102 and $144 in fiscal 2024 and 2023, respectively.

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

The carrying value of the Company’s accounts receivable and accounts payable approximate their fair value due to their short-term nature. As of September 30, 2024 and 2023, the aggregate fair values of long-term debts were $0.6 million and $0.6 million, respectively, with an aggregate carrying value of $0.5 million and $0.7 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the consolidated financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 21% - 55% and 40.3%, respectively, as of September 30, 2024, and 27.7% - 84.5% and 45.5%, respectively, as of September 30, 2023. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of September 30, 2024		As of September 30, 2023
	Montage Capital	Series D Preferred	Montage Capital	Series C Preferred	Series D Preferred
Volatility	51.0%	52.5%	60.7%	51.7%	73.6%
Risk-free rate	4.8%	3.7%	5.0%	5.5%	4.8%
Stock price	$1.15	$1.15	$0.83	$0.83	$0.83

The Company recognized a gain $0.1 million and $0.6 million for the years ended September 30, 2024 and 2023, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price and the risk-free rate, to the Monte Carlo option-pricing model.

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

Assets and liabilities of the Company measured at fair value as of September 30, 2024 and 2023, are as follows. Goodwill, net, is a non-recurring fair value measurement.

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities:
Montage	-	-	10	10
Series A and C	-	-	-	-
Series D	-	-	88	88
Total warrant liabilities	$-	$-	$98	$98

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Goodwill, net	$-	$-	$8,468	$8,468
Liabilities:
Warrant liabilities:
Montage	-	-	12	12
Series A and C	-	-	11	11
Series D	-	-	151	151
Total warrant liabilities	$-	$-	$174	$174

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, as follows:

	Contingent Consideration Obligations	Warrant Liabilities
Balance at beginning of period, October 1, 2022	$250	$749
Additions	-	-
Payments	(250)	-
Adjustment to fair value	-	(575)
Balance at end of period, September 30, 2023	$-	$174
Additions	-	-
Exercises or payments	-	-
Adjustment to fair value	-	(76)
Balance at end of period, September 30, 2024	$-	$98

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

Annual tests were performed at September 30, 2024 and 2023. Due to the current inflationary macro-economic conditions and a sustained decline in the Company’s market capitalization, for the 2023 test, the Company elected to forgo the qualitative test and performed a quantitative goodwill impairment test by comparing the fair value of its reporting unit to its respective carrying value. The Company estimated the fair value of the reporting unit using a 75% and 25% weighting to the market approach and income approach, respectively, and a discount rate of 22.9%. The Company used industry accepted valuation models. Under the income approach (level 3 inputs), the Company used a discounted cash flow methodology which required management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company used the guideline public company method. Under this method, the Company utilized information from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit, to create valuation multiples that were applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. The Company also reconciled the aggregate fair value of its reporting unit to its current market capitalization, allowing for a reasonable control premium.

For fiscal 2024, management performed a qualitative assessment that did not result in any impairment indicators at  September 30, 2024.

Based on the impairment assessment performed, the Company recognized a goodwill impairment charge of $7.5 million, all of which was attributable to goodwill, during fiscal 2023. The Company concluded that the definite-lived and other long-lived assets were not impaired.

Changes in the carrying value of goodwill are as follows:

	As of September 30,
	2024	2023
Balance at beginning of period	$8,468	$15,985
Impairments	-	(7,517)
Balance at end of period	$8,468	$8,468

7. Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of September 30,
	2024	2023
Domain and trade names	$572	$629
Customer related	3,048	3,678
Technology	288	583
Intangible, assets net	$3,908	$4,890

Total amortization expense related to intangible assets was $982 and $1,378 for the years ended September 30, 2024 and 2023, respectively, and is reflected in Operating expenses on the consolidated statements of operations. The estimated amortization expense for fiscal years 2025, 2026, 2027, 2028 and thereafter is $734, $673, $559, $559 and $1,383, respectively.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30,
	2024	2023
Compensation and benefits	$405	$517
Professional fees	268	260
Other	315	218
Accrued liabilities	$988	$995

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

9. Restructuring and Acquisition Related Expenses

The Company incurred restructuring and acquisition related expenses of $0.2 million and $0.1 million during the years ended September 30, 2024 and 2023, respectively, which are included in Restructuring and acquisition related expenses in the consolidated statements of operations.

10. Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling stockholders. The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consists as follows:

	As of September 30,
	2024	2023
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$325	$385
Seller’s note payable (“Seller’s note”), due to one of the selling stockholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures in September 2025.	201	317
Total debt	526	702
Less current portion:	(282)	(267)
Long-term debt, net of current portion	$244	$435

At September 30, 2024, future maturities of long-term debt are as follows:

Fiscal year:
2025	$282
2026	81
2027	81
2028	82
Total debt	$526

11. Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the years ended September 30, 2024 and 2023, the Company was also a lessee/sublessor for certain office locations.

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

The components of net lease costs were as follows:

	As of September 30,
	2024	2023
Operating lease cost	$220	$260
Variable lease cost	81	145
Less: Sublease income, net	(125)	(156)
Total	$176	$249

Cash paid for amounts included in the measurement of lease liabilities was $177 thousand and $233 thousand for the years ended September 30, 2024 and 2023, respectively, all of which represents operating cash flows from operating leases. As of September 30, 2024 and 2023, the weighted average remaining lease term was 1.0 and 3.1 years, respectively, and the weighted average discount rate was 9.4% and 7.0% for the years ended September 30, 2024 and 2023, respectively.

At September 30, 2024, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year, which have commenced, were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2025	$185	$66	$119
2026	7	-	7
Total lease commitments	192	$66	$126
Less: Amount representing interest	(29)
Present value of lease liabilities	163
Less: Current portion	(157)
Operating lease liabilities, net of current portion	$6

As of September 30, 2024, the Company had no lease commitments that extend past fiscal 2028, assuming the Company does not exercise its termination option in 2025. The Rosemont, Illinois lease contains an early termination clause, which the Company expects to execute, under which the lease can be terminated on August 31, 2025 upon payment of a $93 thousand termination fee.

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

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10 and (ii) divided by the conversion price in effect at the time of conversion. As of  September 30, 2024 and 2023, the Company had no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 5,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The shares of Series B Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series B Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. As of September 30, 2024 and 2023, the Company had no shares of Series B Preferred Stock outstanding.

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The shares of Series C Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. Series C Preferred Stock vote on an as-converted basis along with shares of the Company’s common stock, are not entitled to receive dividends, unless specifically declared by our Board of Directors, and in the event of any liquidation, dissolution or winding up of the Company the holders of Series C Preferred Stock are entitled to receive in preference to the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any other stock, the amount equal to the stated value per share of Series C Preferred Stock. The Company  may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of  September 30, 2024 and 2023, the Company had 350 shares of Series C Preferred Stock outstanding, which were convertible into an aggregate of 38,889 shares of the Company’s common stock.

Series D Convertible Preferred Stock

The Company has designated 4,200 shares of its preferred stock as Series D Convertible Preferred Stock (“Series D Preferred Stock”). The shares of Series D Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series D Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of  September 30, 2024 and 2023, the Company had no shares of Series D Preferred Stock outstanding.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2016 Plan provides for the issuance in the aggregate of up to 2,400,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of  September 30, 2024, there were 2,107,895 options outstanding and 38,940 shares available for future issuance under the 2016 Plan.

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

During the years ended September 30, 2024 and 2023, compensation expense related to share-based payments was as follows:

	Year Ended September 30,
	2024	2023
Cost of revenue	$-	$7
Operating expenses	505	395
Interest expense and other, net	53	169
Total	$558	$571

As of September 30, 2024, the Company had approximately $0.4 million of unrecognized compensation costs related to unvested shared-based payments, which is expected to be recognized over a weighted-average period of 1.4 years.

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

During fiscal 2024, all Series A, Series C, and Placement Agent Warrants issued in connection with the Series C Preferred Stock and Investor Warrants expired.

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

The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of  September 30, 2024, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

The Montage Warrants, Series A and C Preferred Warrants, the Placement Agent Warrants issued in connection with the Series C Preferred Stock, and the Series D Warrants were all determined to be derivative liabilities and are subject to remeasurement each reporting period (see Note 5).

During years ended September 30, 2024 and 2023, there were no warrants exercised.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Total warrants outstanding as September 30, 2024, were as follows:

Type	Issue Date	Shares	Price	Expiration
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Placement Agent	2/4/2021	31,564	$3.88	2/4/2026
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	5/14/2021	179,536	$2.85	5/12/2026
Total		804,533

Warrant Issuances

The Company did not issue warrants to purchase common stock during the years ended September 30, 2024 and 2023.

Summary of Option and Warrant Activity and Outstanding Shares

During the year ended  September 30, 2024 the Company granted (i) options to purchase 250,000 shares to members of management at an exercise price of $0.81, which vest ratably on a quarterly basis over a three-year period and (ii) options to purchase 80,000 shares to board members at an exercise price of $0.90, which vested immediately.

During the year ended  September 30, 2023 the Company, (i) issued 300,000 total options to its Chief Executive Officer at an exercise price of $1.18, which vest in 36 equal monthly installments over a three-year period, (ii) issued 50,000 total options to employees at an exercise price of $1.34, which vest ratably over a three-year period in equal quarterly installments, (iii) issued 152,000 total options to employees at an exercise price of $1.18, which vest ratably over a three-year period in equal quarterly installments, and (iv) issued 200,000 total options to the Board of Directors at an exercise price of $1.18, which vested immediately.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the year ended September 30, 2024 and 2023 are as follows:

	2024		2023
	Board	Non-Board	Board	Non-Board
Weighted-average fair value per share option	$0.67	$0.67	$0.84	$0.90
Expected life (in years)	5.8	5.0	5.0	5.8
Volatility	108.5%	96.1%	88.5%	90.7%
Risk-free interest rate	4.0%	4.2%	4.1%	4.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A summary of combined restricted stock, stock option and warrant activity is as follows:

	Restricted Stock	Stock Options		Stock Warrants
			Weighted Average		Weighted Average
	Awards	Awards	Exercise Price	Warrants	Exercise Price
Outstanding, October 1, 2022	200,000	1,157,927	$3.49	1,757,629	$3.64
Granted	-	702,000	1.19	-	-
Exercised	-	-	-	-	-
Forfeited	-	(28,348)	2.49	-	-
Expired	-	(64)	1,873.44	-	-
Outstanding, September 30, 2023	200,000	1,831,515	$2.56	1,757,629	$3.64
Granted	-	330,000	0.83	-	-
Exercised	-	-	-	-	-
Forfeited	-	(53,518)	1.50	-	-
Expired	-	(102)	1,413.97	(953,096)	2.85
Outstanding, September 30, 2024	200,000	2,107,895	$2.25	804,533	$2.85

There were 1,543,890 and 1,148,097 options vested and exercisable as of September 30, 2024 and 2023, respectively. The options outstanding at September 30, 2024 and 2023 had an aggregate intrinsic value of $105,000 and $0, respectively.

A summary of the status of unvested options is as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested at October 1, 2023	683,418	$1.10
Granted	330,000	0.67
Vested	(436,413)	1.06
Forfeited/Cancelled	(13,000)	1.07
Unvested at September 30, 2024	564,005	$0.88

The following table summarizes information about outstanding stock options at September 30, 2024:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	2,107,895	7.7	$2.25	$105,000
Options exercisable	1,543,890	7.3	$2.66	$34,166

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

13. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share is computed as follows:

(in thousands, except share and per share data)
	Years Ended September 30,
	2024	2023
Numerator:
Net loss applicable to common stockholders - basic earnings per share	$(1,961)	$(9,435)
Effect of dilutive securities:
Change in fair value of in-the-money warrant derivative liabilities	-	(6)
Net loss applicable to common stockholders - diluted earnings per share	$(1,961)	$(9,441)

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,417,609	10,417,609
Effect of dilutive securities:
Options	-	-
Warrants	-	6,578
Preferred stock	-	-
Weighted-average shares outstanding for diluted earnings per share	10,417,609	10,424,187

Basic net income (loss) per share	$(0.19)	$(0.91)
Diluted net income (loss) per share	$(0.19)	$(0.91)

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	As of September 30,
	2024	2023
Stock options	2,107,895	1,831,515
Warrants	804,533	1,743,891
Convertible preferred stock	38,889	38,889

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has not paid any material amounts related to warranties for its solutions. The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2024 and 2023.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2024 and 2023, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding. The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of September 30, 2024, the Company was not engaged in any material legal proceedings.

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

The Company’s revenue by geography (based on customer address) is as follows:

	Year Ended September 30,
Revenues:	2024	2023
United States	$12,824	$12,828
International	2,534	3,057
	$15,358	$15,885

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $1.0 million and $1.3 million as of September 30, 2024 and 2023, respectively.

The Company’s revenue by type is as follows:

	Years Ended September 30,
Revenues:	2024	2023
Digital Engagement Services	$3,224	$3,146
Subscription	10,699	11,182
Maintenance	437	541
Hosting	998	1,016
	$15,358	$15,885

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

The following table summarizes the classification and net change in deferred revenue as of and for the years ended September 30, 2024 and 2023:

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2022	$1,943	$384
Increase (decrease)	141	(39)
Balance as of September 30, 2023	2,084	345
Increase (decrease)	105	-
Balance as of September 30, 2024	$2,189	$345

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

16. Income Taxes

The components of the Company’s tax provision (benefit) as of September 30, 2024 and 2023, is as follows:

	Year Ended September 30,
	2024	2023
Current:
Federal	$-	$-
State	22	6
Foreign	-	(37)
Total current	22	(31)
Deferred:
Federal	-	-
State	-	-
Foreign	(65)	(63)
Total deferred	(65)	(63)
Grand total	$(43)	$(94)

The Company’s income tax provision was computed using the federal statutory rate and average state statutory rates, net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to pretax income, as follows:

	Year Ended September 30,
	2024	2023

Income tax provision/(benefit) at the federal statutory rate of 21%	$(421)	$(1,995)
Permanent differences, net	36	1,498
State income tax provision/(benefit)	17	(30)
Foreign income taxed at different rates	(118)	91
Change in valuation allowance on deferred tax assets	534	260
True up adjustments	(91)	82
Total	$(43)	$(94)

As of September 30, 2024, the Company has federal net operating loss (“NOL”) carryforwards of approximately $36.8 million of which $29.0 million is subject to the 20-year carryforward and expire on various dates through 2038. The remaining federal NOL carryforward of $7.7 million is indefinite. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation on utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company’s NOL carryforwards. The Company also has approximately $50.2 million in state NOLs which expire on various dates through 2044.

The Company has deferred tax assets that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance against a portion of its deferred tax assets at September 30, 2024 and 2023. For the years ended September 30, 2024 and 2023, the valuation allowance for deferred tax assets increased by $0.5 million and $0.3 million, respectively.

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

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The tax periods from 2021 to 2024 generally remain open to examination by the IRS and state authorities.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2024	2023
Deferred tax assets:
Bad debt reserve	$66	$46
Accrued expenses	139	78
Net operating loss carryforwards	10,699	10,627
Right of use liability	97	248
Stock options	498	379
Other	17	17
Total deferred tax assets	11,516	11,395
Valuation allowance	(11,336)	(10,802)
Net deferred tax assets	180	593

Deferred tax liabilities:
Right of use asset	97	248
Depreciation	7	47
Intangibles	251	525
Total deferred tax liabilities	355	820
Net deferred tax liabilities	$(175)	$(227)

Net deferred tax assets are reflected in Other assets and net deferred tax liabilities are reflected in Other long-term liabilities on the consolidated balance sheets. There were no undistributed earnings of the Company’s foreign subsidiaries at September 30, 2024 and 2023. The 2017 Tax Act subjects a U.S. stockholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Additionally, the 2017 Tax Act provides for a tax benefit to U.S. taxpayers that sell goods or services to foreign customers under the new Foreign Derived Intangible Income Deduction (“FDII”) rules. As of September 30, 2024 and  September 30, 2023, the Company did not have GILTI to be reported. When accounting for uncertain income tax positions, the impact of uncertain tax positions is recognized in the consolidated financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of September 30, 2024 and 2023. The Company does not expect any change to this determination in the next twelve months.

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

As of September 30, 2024, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recognized properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Our management has concluded that as of September 30, 2024, our internal control over financial reporting (as defined in Rule 15d-15(e) under the Exchange Act) was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management reviewed the results of its assessment with our Board of Directors.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2024 that have materially, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9 C .  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position	Director Class	Expiration of Class Term

Joni Kahn	69	Chairperson (1)(2)(3)(4)	Class I	2027 Annual Meeting

Kenneth Galaznik	73	Director (1)(2)(4)	Class II	2025 Annual Meeting

Scott Landers	54	Director (1)(2)(3)(4)	Class II	2025 Annual Meeting

Michael Taglich	59	Director	Class III	2026 Annual Meeting

Roger Kahn	55	Director, President and Chief Executive Officer	Class I	2027 Annual Meeting

Thomas R. Windhausen	46	Chief Financial Officer, Treasurer and Secretary

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

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

Scott Landers has been a member of our Board of Directors since 2010. Mr. Landers is the Chair of the Nominating and Corporate Governance Committee and serves as a member of the Audit and Compensation Committees. Mr. Landers is the Chief Executive Officer of Achievers, a leading recognition and reward platform for employee experience, since October 2024. Prior to that, Mr. Landers was the Chief Executive Officer of Harver, a volume hiring solution enabling global enterprises to hire at scale, from January 2022 to October 2023. From 2016 to July 2021, he was President and Chief Executive Officer of Monotype Imaging Holdings, Inc., and he also held the positions of Chief Operating Officer and Chief Financial Officer from 2008 to 2015. Monotype is a leading provider of fonts and font software, and the company was under both public and private ownership during his tenure. Prior to joining Monotype, from September 2007 until July 2008, Mr. Landers was the Vice President of Global Finance at Pitney Bowes Software, a leading global provider of location intelligence solutions. From 1997 until September 2007, Mr. Landers held several senior finance positions at MapInfo, a publicly held company which was acquired by Pitney Bowes in April 2007. Earlier in his career, Mr. Landers was a Business Assurance Manager with Coopers & Lybrand. Mr. Landers holds a bachelor's degree in accounting from Le Moyne College in Syracuse, N.Y. and a master’s degree in business administration from The College of Saint Rose in Albany, N.Y. Mr. Landers brings extensive experience to our Board and our Audit Committee as an experienced senior executive, a financial expert, and a chief executive officer and a chief financial officer of a publicly-held company.

Our Board of Directors has determined that Mr. Lander’s financial skills, public-company experience, strategic business acumen and executive leadership make him qualified to continue as a member of our Board of Directors.

Michael Taglich has been a member of our Board of Directors since 2013. He is the Chairman and President of Taglich Brothers, Inc., a New York based securities firm which he co-founded in 1992 with his brother Robert Taglich. Taglich Brothers, Inc. focuses on public and private micro-cap companies in a wide variety of industries. He is currently the Chairman of the Board of Mare Island Dry Dock Inc., a privately-held company. He also serves as a director of Air Industries Inc (NYSE/AMEX, AIRI), Intellinetics Inc (NYSE/AMEX INLX) and a number of other private companies. Michael Taglich brings extensive professional experience which spans various aspects of senior management, including finance, operations and strategic planning. Mr. Taglich has more than 35 years of financial industry experience and served on his first public company board over 25 years ago.

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

Thomas Windhausen has served as the Company’s Chief Financial Officer and Treasurer since November 2021, and the Secretary since February 2023. Prior to that he served as the Company’s VP of Finance since October 2021. Mr. Windhausen came to Bridgeline with more than 20 years of experience in both public accounting and industry. Prior to joining the Company, Mr. Windhausen served as a VP of Finance with Comtech Telecommunications Corp. from July 2019 to September 2021, and from June 2011 to June 2019, Mr. Windhausen held various accounting and finance roles with Dealertrack Technologies, Inc., and its successor Cox Automotive Inc. Mr. Windhausen started his career at PricewaterhouseCoopers, where he spent more than 10 years. He received his Bachelor’s of Science degree in Accounting from Le Moyne College in Syracuse, N.Y. and he is a member of the American Institute of Certified Public Accountants and New York State Society of Certified Public Accountants.

There are no family relationships between any of the directors and the Company’s executive officers, including between Ms. Joni Kahn and Mr. Roger Kahn, the Company’s President and Chief Executive Officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on a review of the copies of such forms and amendments thereto received by it, the Company believes that during the fiscal year ended September 30, 2024, all Section 16(a) filing requirements applicable to our officers, directors, and greater than 10% beneficial owners have been met, with the exception of one Form 4 for Michael Taglich that was inadvertently filed untimely, disclosing one transaction.

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

Insider Trading Policy and Procedures

The Company’s Board of Directors has adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq Stock Market listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Meetings of the Board of Directors

During fiscal 2024, the Board of Directors met six times and acted twice by unanimous written consent..

Committees of the Board of Directors

The Company has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of our accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Audit Committee is comprised of Mr. Galaznik (Chair), Ms. Kahn and Mr. Landers. Our Board has determined that each of the members of the Audit Committee meet the criteria for independence under the standards provided by the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company’s website, www.bridgeline.com. During fiscal 2024, the Audit Committee met four times. Each member of the Audit Committee attended each such meeting. The Chairman of the Audit Committee was present at all meetings.

Our Board has also determined that Mr. Galaznik and Mr. Landers both qualify as an “audit committee financial expert” as defined under Item 407(d)-(5) of Regulation S-K and as an independent director as defined by the listing standards of the Nasdaq Capital Market.

Compensation Committee

The Compensation Committee evaluates the performance of our senior executives, considers the design and competitiveness of our compensation plans, including the review of independent research and data regarding compensation paid to executives of public companies of similar size and geographic location, reviews and approves senior executive compensation and administers our equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee is comprised of Ms. Kahn (Chair), Mr. Galaznik and Mr. Landers, all of whom are independent directors. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company’s website, www.bridgeline.com. During fiscal 2024, the Compensation Committee met three times and acted twice by unanimous written consent.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the stockholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. A copy of such charter is available on the Company's website, www.bridgeline.com. Our Nominating and Governance Committee is comprised of Mr. Landers (Chair) and Ms. Kahn, each of whom are independent directors. During fiscal 2024, the Nominating and Governance Committee met twice.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended September 30, 2024 and September 30, 2023 for our principal executive officer and our other most highly compensated executive officer. We refer to these officers as our “named executive officers”.

Name and Principal Position	Fiscal Year End	Salary	Bonus	Stock & Option Awards (1)	All Other Compensation	Total
Roger Kahn - President and Chief Executive Officer	2024	$411,333	$118,774	$67,280	$22,304	$619,691
	2023	$400,000	$164,141	$265,044	$21,808	$850,993

Thomas R. Windhausen - Chief Financial Officer, Treasurer, and Secretary	2024	$262,083	$26,920	$33,640	$22,304	$344,947
	2023	$251,250	$35,669	$26,504	$21,804	$335,227

(1)	Column represents the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).

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

Outstanding Equity Awards at Fiscal 2024 Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2024.

Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (1)	Exercise Price ($/sh)	Option Expiration Date

Roger Kahn	8/24/2015	(1)	800	-	$287.50	8/24/2025
	8/19/2016	(1)	4,446	-	$205.00	8/19/2026
	11/20/2019	(1)	249,353	-	$1.40	11/20/2029
	4/14/2022	(2)	301,667	60,333	$1.85	4/13/2032
	6/30/2023	(2)	125,000	175,000	$1.18	6/30/2033
	2/7/2024	(3)	16,666	83,334	$0.81	2/7/2034
	Total		697,932	318,667

Thomas R. Windhausen	9/30/2021	(1)	30,000	-	$4.11	9/30/2031
	6/30/2023	(3)	12,500	17,500	$1.18	6/30/2033
	2/7/2024	(3)	8,333	41,667	$0.81	2/7/2034
	Total		50,833	59,167

(1)	Shares vest in equal installments upon the anniversary date of the grant over three years.
(2)	Shares vest in equal installments on a monthly basis over three years.
(3)	Shares vest in equal installments on a quarterly basis over three years.

Roger Kahn also holds 200,000 shares of restricted stock granted which were granted in August 2022 and which vest in quarterly installments over a three year period. As of September 30, 2024, 66,672 shares remained restricted.

Director Compensation

The non-employee members of our Board of Directors are compensated as follows:

●	Compensation: Each outside director receives an annual retainer of $23,000.

●	Committee Chair Bonus: The Chair of the Board of Directors receives an additional annual fee of $10,000. The Chair of the Audit Committee receives an additional annual fee of $10,000. The Chairs of the Compensation Committee and Nominating and Corporate Governance Committee each receive an additional annual fee of $5,000.

●	Audit Committee: Members of the Audit Committee receive additional annual compensation of $3,000.

Fees are paid quarterly. Other directors who serve on our standing committees, other than the Audit Committee, do not receive additional compensation for their committee services:

Director Compensation Table

The following table provides information on the total compensation earned by each non-employee director of the Company for the fiscal year ended September 30, 2024.

Director	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Ken Galaznik	$33,000	$-	$30,000	$-	$-	$63,000
Joni Kahn	41,000	-	30,000	-	-	71,000
Scott Landers	31,000	-	30,000	-	-	61,000
Michael Taglich	23,000	-	30,000	-	-	53,000
Total	$128,000	$-	$120,000	$-	$-	$248,000

The following table sets forth information concerning the compensation paid to our non-employee directors during the fiscal year ended September 30, 2024.

Director	Annual Retainer	Chairman	Additional	Total
Ken Galaznik	$23,000	$10,000	$-	$33,000
Joni Kahn	23,000	15,000	3,000	41,000
Scott Landers	23,000	5,000	3,000	31,000
Michael Taglich	23,000	-	-	23,000
	$92,000	$30,000	$6,000	$128,000

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

Common Stock

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Roger Kahn - President and Chief Executive Officer, Director	1,804,895	(1)	16.1%
Michael Taglich - Director	272,387	(2)	2.6%
Joni Kahn - Director	138,137	(3)	1.3%
Scott Landers - Director	138,134	(4)	1.3%
Kenneth Galaznik - Director	138,171	(5)	1.3%
Thomas R. Windhausen - Chief Financial Officer, Treasurer, and Secretary	61,666	(6)	0.6%
All current executive officers and directors as a group	2,553,390	(7)	21.5%

(1)

Includes 806,542 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 15, 2024). Includes 200,000 shares of restricted stock. Includes 545 shares of common stock owned by Mr. Kahn’s spouse.

(2)

Includes 137,632 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 15, 2024) and 13,000 shares issuable upon the exercise of warrants, and 38,889 shares issuable upon the exercise of Series C preferred stock Also includes 35 shares of Common Stock and 2 shares issuable upon the exercise of warrants owned by Mr. Taglich’s spouse.

(3)	Includes 137,572 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 15, 2024).

(4)

Includes 137,572 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 15, 2024). Includes 8 shares of Common Stock owned by Mr. Lander’s children.

(5)	Includes 137,572 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 15, 2024).

(6)	Includes 61,666 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 15, 2024).

(7)

Includes 1,418,556 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 15, 2024), and 51,889 other issuable shares including warrants and preferred stock.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2024, regarding the shares of our common stock available for grant or granted under our equity compensation plans.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,107,895	$2.25	38,940

Equity compensation plans not approved by security holders (1)	804,533	2.85	-

Total	2,912,428	$-	38,940

(1)	At September 30, 2024, there were 804,533 total warrants outstanding.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The firm of PKF O’Connor Davies, LLP acts as our principal independent registered public accounting firm (PCAOB ID No. 127). They have served as our independent auditors since February 27, 2021.

The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by PKF O’Connor Davies, LLP for the fiscal year ended September 30, 2024 and 2023. The Company did not engage its independent registered public accounting firm during either of the fiscal years ended September 30, 2024 or September 30, 2023 for any other non-audit services.

Type of Service	Amount of Fee for Fiscal Year Ended
	September 30, 2024	September 30, 2023
Audit Fees	$242,300	$245,500
Audit-Related Fees	—	—
Tax Fees	—	—
Total	$242,300	$245,500

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

There were no other fees paid or accrued to PKF O’Connor Davies, LLP in the fiscal years ended September 30, 2024 or September 30, 2023.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal year ended September 30, 2024, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

– Reports of Independent Registered Public Accounting Firm

–Consolidated Balance Sheets as of September 30, 2024 and 2023

–Consolidated Statements of Operations for the years ended September 30, 2024 and 2023

–Consolidated Statements of Comprehensive Income/(Loss) for the years ended September 30, 2024 and 2023

–Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2024 and 2023

–Consolidated Statements of Cash Flows for the years ended September 30, 2024 and 2023

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

		Incorporated by Reference
Exhibit No.	Exhibit	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended	10-Q	May 15, 2013	3.1

3.2	Amended and Restated By-Laws	8-K	December 14, 2018	3.1

3.3	Amendment to the Amended and Restated Bylaws of Bridgeline Digital, Inc., dated September 9, 2021	8-K	September 10, 2021	3.1

3.4	Certificate of Designation of the Series A Convertible Preferred Stock	8-K	November 4, 2014	3.1

3.5	Certificate of Designation of the Series B Convertible Preferred Stock	8-K	October 19, 2018	3.1

4.1	Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto	8-K	November 4, 2016	10.3

10.1	Amended and Restated Stock Incentive Plan, as amended	DEF 14 A	July 14, 2014	Appendix C

10.2	Form of Common Stock Purchase Warrant Issued to Placement Agent	8-K	November 4, 2014	10.2

10.3	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated January 7, 2015	8-K	January 9, 2015	10.2

10.4	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated February 17, 2015	10-Q	February 17, 2015	10.2

10.5	Form of Restricted Stock Agreement	10-Q	May 15, 2015	10.6

10.6	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated May 12, 2015	10-Q	May 15, 2015	10.9

10.7	Form of Common Stock Purchase Warrant Issued by Company to Michael Taglich dated July 21, 2015	8-K	July 24, 2015	10.2

10.8	Bridgeline Digital Inc. 2016 Stock Incentive Plan	DEF 14 A	March 22, 2016	Appendix B

10.9	Form of Common Stock Purchase Warrant issued to Placement Agent	8-K	May 17, 2016	10.3

10.10	Placement Agreement between Bridgeline Digital, Inc and Taglich Brothers, Inc dated March 31, 2016	8-K	June 15, 2016	10.3

10.11	Form of Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.1

10.12	Form of Purchaser Warrant	8-K	November 4, 2016	10.2

10.13	Form of Registration Rights Agreement dated November 3, 2016	8-K	November 4, 2016	10.3

10.14	Form of Insider Securities Purchase Agreement dated November 3, 2016	8-K	November 4, 2016	10.4

10.15	Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P. dated October 10, 2017	8-K	October 13, 2017	10.1

10.16	Form of Warrant to Purchase Stock issued to Montage Capital II, L.P	8-K	October 13, 2017	10.2

10.17	Intercreditor Agreement between Heritage Bank of Commerce and Montage Capital II, L.P dated October 10, 2017	8-K	October 13, 2017	10.3

10.18	First Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II. LP, dated May 10, 2018	10-Q	May 15, 2018	10.2

10.19	Form of Note Purchase Agreement	8-K	September 11, 2018	10.1

10.20	Form of Promissory Note	8-K	September 11, 2018	10.2

10.21	Form of Subordination Agreement	8-K	September 11, 2018	10.3

10.22	Second Amendment to the Loan and Security Agreement between Bridgeline Digital, Inc and Montage Capital II, L.P., dated October 22, 2018	8-K	October 24, 2018	10.1

10.23	First Amendment to the Bridgeline Digital, Inc. 2016 Stock Incentive Plan	DEF 14-A	August 23, 2019	Appendix B

10.24	Share Purchase Agreement, by and between the Company and WooRank SRL., dated February 2, 2021	8-K	February 3, 2021	10.1

10.25	Form of Securities Purchase Agreement, dated February 4, 2021	8-K	February 9, 2021	10.1

10.26	Form of Placement Agent Warrant, dated February 4, 2021	8-K	February 9, 2021	10.2

10.27	Employment Agreement dated September 13, 2019 between Bridgeline Digital, Inc. and Roger “Ari” Kahn	8-K	September 19, 2018	10.1

10.28	First Amendment to Roger “Ari” Kahn’s Employment Agreement dated February 25, 2021	8-K	March 2, 2021	10.1

10.29	Share Purchase Agreement, by and between the Company, Svanaco, Inc., an Illinois corporation, Svanawar, Inc., an Illinois corporation, and HawkSearch Inc., an Illinois corporation, dated May 11, 2021	8-K	May 12, 2021	10.1

10.30	Employment Agreement dated November 30, 2021 between Bridgeline Digital, Inc. and Thomas R. Windhausen	10-K	December 20, 2021	10.29

10.31	Second Amendment to the Bridgeline Digital, Inc. 2016 Stock Incentive Plan	DEF 14-A	February 14, 2022	Appendix A

10.32	Amendment to Stock Purchase Agreement, among Bridgeline Digital, Inc., Svanaco, Inc., Svanawar, Inc., and HawkSearch Inc., dated June 15, 2022.	8-K	June 22, 2022	10.1

10.33	Second Amendment to Roger “Ari” Kahn’s Employment Agreement, effective August 14, 2022	8-K	August 24, 2022	10.1

10.34	Third Amendment to the Bridgeline Digital, Inc. 2016 Stock Incentive Plan	DEF 14-A	April 17, 2023	Appendix A

Exhibit		Incorporated by Reference			Filed
No.	Exhibit	Form	Filing Date	Exhibit No.	Herewith
19.1	Insider Trading Policy				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of PKF O’Connor Davies, LLP				X

31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Clawback Policy	10-K	December 27, 2023	97

101.INS**	Inline XBRL Instance				X
101.SCH**	Inline XBRL Taxonomy Extension Schema				X
101.CAL**	Inline XBRL Taxonomy Extension Calculation				X
101.DEF**	Inline XBRL Taxonomy Extension Definition				X
101.LAB**	Inline XBRL Taxonomy Extension Labels				X
101.PRE**	Inline XBRL Taxonomy Extension Presentation				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

(c) Financial Statement Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Roger Kahn

Name: Roger Kahn

December 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	President and Chief Executive Officer, Director (Principal Executive Officer)	December 23, 2024
Roger Kahn

/s/ Thomas R. Windhausen	Chief Financial Officer	December 23, 2024
Thomas R. Windhausen	(Principal Financial Officer)

/s/Kenneth Galaznik	Director	December 23, 2024
Kenneth Galaznik

/s/ Joni Kahn	Director	December 23, 2024
Joni Kahn

/s/ Scott Landers	Director	December 23, 2024
Scott Landers

/s/ Michael Taglich	Director	December 23, 2024
Michael Taglich