Form 10-Q
period 2024-12-31
Bridgeline Digital, Inc.
filed 2025-02-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares of common stock par value $0.001 per share, outstanding as of February 13, 2025 was 10,442,609.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2024

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2024

Statements contained in this Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc.  These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability, instability in the financial markets, including the banking sector; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission.  Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Bridgeline Digital, Inc. assumes no obligation to, and does not currently intend to, update any such forward-looking statements, except as required by applicable law. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	December 31, 2024	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,483	$1,390
Accounts receivable, net	1,170	1,288
Prepaid expenses and other current assets	474	269
Total current assets	3,127	2,947
Property and equipment, net	65	74
Operating lease assets	122	163
Intangible assets, net	3,724	3,908
Goodwill	8,468	8,468
Other assets	39	42
Total assets	$15,545	$15,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$201	$282
Current portion of operating lease liabilities	122	157
Accounts payable	1,774	1,112
Accrued liabilities	1,162	988
Deferred revenue	1,823	2,189
Total current liabilities	5,082	4,728
Long-term debt, net of current portion	208	244
Operating lease liabilities, net of current portion	-	6
Warrant liabilities	212	98
Other long-term liabilities	493	520
Total liabilities	5,995	5,596

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 350 shares issued and outstanding at December 31, 2024 and September 30, 2024	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 10,417,609 shares issued and outstanding at December 31, 2024 and September 30, 2024	10	10
Additional paid-in capital	101,940	101,833
Accumulated deficit	(92,172)	(91,538)
Accumulated other comprehensive loss	(228)	(299)
Total stockholders’ equity	9,550	10,006
Total liabilities and stockholders’ equity	$15,545	$15,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Net revenue:
Subscription and perpetual licenses	$3,048	$3,086
Digital engagement services	743	669
Total net revenue	3,791	3,755
Cost of revenue:
Subscription and perpetual licenses	893	827
Digital engagement services	363	376
Total cost of revenue	1,256	1,203
Gross profit	2,535	2,552
Operating expenses:
Sales and marketing	982	913
General and administrative	786	781
Research and development	1,073	1,093
Depreciation and amortization	195	385
Restructuring and acquisition related expenses	10	15
Total operating expenses	3,046	3,187
Loss from operations	(511)	(635)
Interest expense and other, net	(4)	-
Change in fair value of warrant liabilities	(114)	18
Loss before income taxes	(629)	(617)
Provision for income taxes	5	5
Net loss	(634)	(622)
Net loss per share attributable to common shareholders:
Basic net loss per share	$(0.06)	$(0.06)
Diluted net loss per share	$(0.06)	$(0.06)
Number of weighted average shares outstanding:
Basic	10,417,609	10,417,609
Diluted	10,417,609	10,417,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Net loss	$(634)	$(622)
Other comprehensive loss:
Net change in foreign currency translation adjustment	71	(19)
Comprehensive loss	$(563)	$(641)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended December 31, 2024
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at October 1, 2024	350	$-	10,417,609	$10	$101,833	$(91,538)	$(299)	$10,006
Stock-based compensation expense	-	-	-	-	107	-	-	107
Net loss	-	-	-	-	-	(634)	-	(634)
Foreign currency translation	-	-	-	-	-	-	71	71
Balance at December 31, 2024	350	$-	10,417,609	$10	$101,940	$(92,172)	$(228)	$9,550

	For the Three Months Ended December 31, 2023
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2023	350	$-	10,417,609	$10	$101,275	$(89,577)	$(248)	$11,460
Stock-based compensation expense	-	-	-	-	112	-	-	112
Net loss	-	-	-	-	-	(622)	-	(622)
Foreign currency translation	-	-	-	-	-	-	(19)	(19)
Balance at December 31, 2023	350	$-	10,417,609	$10	$101,387	$(90,199)	$(267)	$10,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(634)	$(622)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operating activities:
Amortization of intangible assets	184	346
Depreciation and other amortization	17	45
Change in fair value of warrant liabilities	114	(18)
Stock-based compensation	107	112
Changes in operating assets and liabilities
Accounts receivable	107	(243)
Prepaid expenses and other current assets	(204)	(185)
Other assets	(3)	4
Accounts payable and accrued liabilities	860	67
Deferred revenue	(354)	(402)
Other liabilities	(16)	-
Total adjustments	812	(274)
Net cash provided by (used in) operating activities	178	(896)
Cash flows used by investing activities:
Purchase of property and equipment	(5)	-
Cash flows used by financing activities:
Payments of long-term debt	(83)	(84)
Effect of exchange rate changes on cash and cash equivalents	3	12
Net increase (decrease) in cash and cash equivalents	93	(968)
Cash and cash equivalents at beginning of period	1,390	2,377
Cash and cash equivalents at end of period	$1,483	$1,409

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4	$5
Income taxes	$-	$-

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three months ended December 31, 2024 are not necessarily indicative of the results to be expected for the year ending September 30, 2025. The accompanying  September 30, 2024 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on December 26, 2024.

Recently Adopted Accounting Pronouncements

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

Accounting Pronouncements Pending Adoption

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of December 31, 2024	As of September 30, 2024
Accounts receivable	$1,467	$1,551
Allowance for credit losses	(297)	(263)
Accounts receivable, net	$1,170	$1,288

As of  December 31, 2024 and September 30, 2024, no customer exceeded 10% of accounts receivable.

Allowance for Credit Losses

The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of October 1, 2024	$263
Credit loss expense (recovery)	45
Write-off/adjustments	(11)
Balance as of December 31, 2024	$297

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

The carrying value of the Company’s accounts receivable and accounts payable approximates fair value due to their short-term nature. As of December 31, 2024 and September 30, 2024, the aggregate fair values of long-term debts were $0.4 million and $0.5 million, respectively, with an aggregate carrying value of $0.4 million and $0.5 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 21.4% - 62.1% and 39.8%, respectively, as of December 31, 2024, and 21.0% - 55.0% and 40.3%, respectively, as of September 30, 2024. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of December 31, 2024		As of September 30, 2024
	Montage Capital	Series D Preferred	Montage Capital	Series D Preferred
Volatility	51.0%	56.2%	51.0%	52.5%
Risk-free rate	4.8%	4.3%	4.8%	3.7%
Stock price	$1.58	$1.58	$1.15	$1.15

The Company recognized a loss of $(114) thousand and a gain of $18 thousand for the three months ended December 31, 2024 and 2023, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price, to the Monte Carlo option-pricing model.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets and Liabilities of the Company measured at fair value on a recurring basis as of December 31, 2024 and September 30, 2024, are as follows:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$8	$8
Series D	-	-	204	204
Total warrant liabilities	$-	$-	$212	$212

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$10	$10
Series D	-	-	88	88
Total warrant liabilities	$-	$-	$98	$98

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

Warrant Liabilities
Balance at beginning of period, October 31, 2024	$98
Additions	-
Payments or exercises	-
Adjustment to fair value	114
Balance at end of period, December 31, 2024	$212

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of December 31, 2024	As of September 30, 2024
Domain and trade names	$558	$572
Customer related	2,922	3,048
Technology	244	288
Balance at end of period	$3,724	$3,908

Total amortization expense was $184 thousand and $346 thousand related to intangible assets for the three months ended December 31, 2024 and 2023, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2025 (remaining), 2026, 2027, 2028, 2029 and thereafter is $544, $669, $553, $554, $494 and $911 thousand, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31, 2024	As of September 30, 2024
Compensation and benefits	$593	$405
Professional fees	215	268
Insurance	150	-
Other	204	315
Balance at end of period	$1,162	$988

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7.    Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders. The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consisted of the following:

	As of December 31, 2024	As of September 30, 2024
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$284	$325
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures in September 2025.	125	201
Total debt	409	526
Less: current portion	(201)	(282)
Long-term debt, net of current portion	$208	$244

At December 31, 2024, future maturities of long-term debt are as follows:

Fiscal year:
2025 (remaining)	$182
2026	76
2027	76
2028	75
Total long-term debt	$409

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

Series C Convertible Preferred Stock

The Company has designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The shares of Series C Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. Series C Preferred Stock vote on an as-converted basis along with shares of the Company’s common stock, are not entitled to receive dividends, unless specifically declared by our Board of Directors, and in the event of any liquidation, dissolution or winding up of the Company the holders of Series C Preferred Stock are entitled to receive in preference to the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any other stock, the amount equal to the stated value per share of Series C Preferred Stock. The Company  may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of December 31, 2024 and September 30, 2024, the Company had 350 shares of Series C Preferred Stock outstanding, which are convertible into an aggregate of 38,889 shares of the Company’s common stock.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2016 Plan provides for the issuance in the aggregate of up to 2,400,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of December 31, 2024, there were 2,106,895 options outstanding and approximately 40 thousand shares available for future issuance under the 2016 Plan.

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

During the three months ended December 31, 2024 and 2023, compensation expense related to share-based payments was as follows:

	Three Months Ended December 31,
	2024	2023
Cost of revenue	$-	$-
Operating expenses	107	112
Interest expense and other, net	-	-
	$107	$112

As of December 31, 2024, the Company had approximately $0.4 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 1.2 years.

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

During fiscal 2024, all Series A, Series C and Placement Agent Warrants issued in connection with the Series C Preferred Stock and Investor Warrants expired.

Series D Preferred Warrants - In May 2021, in connection with the issuance of the Company’s Series D Preferred Stock, the Company issued warrants to purchase the Company’s common stock. These warrants consisted of (i) warrants issued to investors in Series D Preferred Stock to purchase in the aggregate up to 592,106 shares of common stock with an initial term of five and a half years which ends on  November 16, 2026 and an initial exercise price of $2.51 and (ii) Placement Agents warrants to purchase an aggregate of 179,536 shares of common stock with an initial term of five years which ends on  May 12, 2026 and an initial exercise price of $2.85. Collectively, these warrants are referred to as the “Series D Preferred Warrants.”

The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of  December 31, 2024, no Series D Warrants have been exercised and the aggregate number of shares issuable upon exercise was 592,106 and 179,536 shares for investors and placement agents, respectively.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the three months ended December 31, 2024 and 2023, there were no warrants that were exercised.

Total warrants outstanding as December 31, 2024, were as follows:

Type	Issue Date	Shares	Price	Expiration
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Placement Agent	2/4/2021	31,564	$3.88	2/4/2026
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	5/14/2021	179,536	$2.85	5/12/2026
		804,533

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended December 31, 2024 and 2023, the Company did not grant any options.

A summary of combined restricted stock, stock option and warrant activity for the three months ended December 31, 2024, is as follows:

	Restricted Stock	Stock Options		Stock Warrants
	Awards	Awards	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, October 31, 2024	200,000	2,107,895	$2.25	804,533	$2.85
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	(1,000)	1.40	-	-
Expired	-	-	-	-	-
Outstanding, December 31, 2024	200,000	2,106,895	$2.25	804,533	$2.85
Options vested and exercisable, December 31, 2024		1,637,226	$2.58

As of December 31, 2024, the aggregate intrinsic value of options outstanding and exercisable was $596 thousand and $355 thousand, respectively, and the weighted-average remaining contractual term was 7.4 and 7.1 years, respectively.

In January 2025, our Chief Executive Officer exercised 25,000 stock options with an exercise price of $0.81.

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

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended December 31,
	2024	2023
Numerator:
Net loss – basic earnings per share	$(634)	$(622)
Effect of dilutive securities:
Change in fair value of in-the-money warrant derivative liabilities	-	-
Net loss applicable to common shareholders - diluted earnings per share	$(634)	$(622)

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,417,609	10,417,609
Effect of dilutive securities:
Options	-	-
Warrants	-	-
Preferred stock	-	-
Weighted-average shares outstanding for diluted earnings per share	10,417,609	10,417,609

Basic net loss per share	$(0.06)	$(0.06)
Diluted net loss per share	$(0.06)	$(0.06)

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	Three Months Ended December 31,
	2024	2023
Stock options	2,106,895	1,802,479
Warrants	804,533	1,702,888
Series C Convertible Preferred Stock	38,889	38,889

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended December 31,
Revenues:	2024	2023
United States	$3,192	$3,097
International	599	658
	$3,791	$3,755

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $0.9 million and $1.0 million as of December 31, 2024 and September 30, 2024, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Three Months Ended December 31,
Revenues:	2024	2023
Subscription	$2,637	$2,706
Maintenance	110	124
Hosting	301	256
Digital engagement services	743	669
	$3,791	$3,755

For the three months ended December 31, 2024 and 2023, no single customer exceeded 10% of the Company’s total revenue.

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

The following table summarizes the classification and net change in deferred revenue as of and for the three months ended December 31, 2024:

	Deferred Revenue
	Current	Long-Term
Balance as of October 31, 2024	$2,189	$345
Decrease	(366)	(15)
Balance as of December 31, 2024	$1,823	$330

11.  Income Taxes

Provision for income taxes consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During each of the three months ended December 31, 2024 and 2023, the Company recognized a provision for income taxes of $5 thousand.

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three months ended December 31, 2024 and 2023, the Company was also a lessee/sublessor for certain office locations. During the quarter ended December 31, 2023, the Company remeasured its operating lease liability for one its sublet locations as a result of a change in the expected lease term. Such remeasurement resulted in an adjustment to the operating lease asset of less than $0.1 million, which approximated to the amount in which the operating lease liability was remeasured.

The components of net lease costs were as follows:

	Three Months Ended December 31,
	2024	2023
Condensed Consolidated Statement of Operations:
Operating lease cost	$50	$66
Variable lease cost	17	35
Less: Sublease income, net	(18)	(55)
Total	$49	$46

Cash paid for amounts included in the measurement of lease liabilities was $37 thousand and $174 thousand for the three months ended December 31, 2024 and 2023, all of which represents operating cash flows from operating leases. As of December 31, 2024, the weighted average remaining lease term was 0.7 years and the weighted average discount rate was 9.0%.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At December 31, 2024, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2025 (remaining)	$136	$48	$88
2026	7	-	7
Total lease commitments	143	48	95
Less: Amount representing interest	(21)
Present value of lease liabilities	122
Less: current portion	(122)
Operating lease liabilities, net of current portion	$-

As of December 31, 2024, the Company had no lease commitments that extend past fiscal 2028, assuming the Company does not exercise its termination option in 2025. The Rosemont, Illinois lease contains an early termination clause, which the Company expects to execute, under which the lease can be terminated on August 31, 2025 upon payment of a $93 thousand termination fee.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of December 31, 2024 and September 30, 2024.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of December 31, 2024 and September 30, 2024, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of December 31, 2024, the Company was not engaged with any material legal proceedings.

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

In connection with previous private offerings and debt issuances which occurred prior to the fiscal years presented in these condensed consolidated financial statements, Taglich Brothers were granted Placement Agent Warrants to purchase 4,246 shares of common stock at a weighted average price of $321.00 per share and were granted Placement Agent Warrants to purchase 10,926 shares of common stock at a weighted average price of $761.61 per share.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements included in this section, other than statements or characterizations of historical fact, are forward-looking statements. These “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may" "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; instability in the financial markets, including the banking sector; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission. Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as well as in the other documents that we file with the Securities and Exchange Commission.

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

Customer Information

We currently have over 2,000 active customers. For the three months ended December 31, 2024 and 2023, no customer exceeded 10% of our revenue.

Results of Operations for the Three Months Ended December 31, 2024 compared to the Three Months Ended December 31, 2023

Total net revenue for each of the three months ended December 31, 2024 and 2023, was $3.8 million. We had net loss of $(0.6) million for each of the three months ended December 31, 2024 and 2023.  Included in the net loss for the three months ended December 31, 2024 and 2023, was a loss of $114 thousand and a gain of $18 thousand, respectively, as a result of the change in fair value of certain warrant liabilities. Basic and diluted loss per share attributable to common shareholders was $ (0.06) for each of the three months ended December 31, 2024and 2023.

(in thousands)	Three Months Ended December 31,
Revenue	2024	%	2023	%	Change	% Change
Subscription and perpetual licenses	$3,048	80%	$3,086	82%	$(38)	(1)%
Digital engagement services	743	20%	669	18%	74	11%
Total net revenue	3,791		3,755		36	1%

Cost of revenue
Subscription and perpetual licenses	893	29%	827	27%	66	8%
Digital engagement services	363	49%	376	56%	(13)	(3)%
Total cost of revenue	1,256	33%	1,203	32%	53	4%
Gross profit	2,535	67%	2,552	68%	(17)	(1)%

Operating expenses
Sales and marketing	982	26%	913	24%	69	8%
General and administrative	786	21%	781	21%	5	1%
Research and development	1,073	28%	1,093	29%	(20)	(2)%
Depreciation and amortization	195	5%	385	10%	(190)	(49)%
Restructuring and acquisition related expenses	10	0%	15	0%	(5)	(33)%
Total operating expenses	3,046		3,187		(141)	(4)%

Loss from operations	(511)		(635)		124	(20)%
Interest expense and other, net	(4)		0		(4)	0%
Change in fair value of warrant liabilities	(114)		18		(132)	(733)%
Loss before income taxes	(629)		(617)		(12)	2%
Provision for income taxes	5		5		-	0%

Net loss	$(634)		$(622)		$(12)	2%

Non-GAAP Measure:
Adjusted EBITDA	$(193)		$(117)		$(76)	65%

Revenue

Our revenue is derived from two sources: (i) subscription and perpetual licenses and (ii) digital engagement services.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses of $3.1 million for the three months ended December 31, 2024 remained consistent with $3.1  million for the three months ended December 31, 2023.

Subscription and perpetual licenses revenue as a percentage of total revenue of 80% for the three months ended December 31, 2024 decreased from 82% for the three months ended December 31, 2023.

Digital Engagement Services

Revenue from digital engagement services of $0.7 million for the three months ended December 31, 2024 increased from $0.7 million for the three months ended December 31, 2023.

Digital engagement services revenue as a percentage of total revenue of 20% for the three months ended December 31, 2024 increased from 18% for the three months ended December 31, 2023.

The increase in revenue from digital engagement services as a percentage of total revenue for the three months ended December 31, 2024 was a result of additional services volumes in the three months ended December 31, 2024.

Cost of Revenue

Total cost of revenue of $1.3 million for the three months ended December 31, 2024 increased from $1.2 million for the three months ended December 31, 2023.

Cost of Subscription and Perpetual Licenses

Cost of subscription and perpetual licenses of $0.9 million for the three months ended December 31, 2024 increased from $0.8 million for the three months ended December 31, 2023.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual licenses revenue was 29% and 27% for the three months ended December 31, 2024 and 2023, respectively.

The changes in cost of subscription and perpetual licenses are primarily due to lower personnel costs and higher server costs.

Cost of Digital Engagement Services

Cost of digital engagement services of $0.4 million for the three months ended December 31, 2024 decreased from $0.4 million for the three months ended December 31, 2023.

The cost of total digital engagement services as a percentage of total digital engagement services revenue was 49% and 56% for the three months ended December 31, 2024 and 2023, respectively.

The decrease in cost of digital engagement services is primarily due to lower personnel costs.

Gross Profit

Gross profit of $2.5 million for the three months ended December 31, 2024 decreased from $2.6 million for the three months ended December 31, 2023.

The gross profit margin was 67% and 68% for the three months ended December 31, 2024 and 2023, respectively.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $1.0 million for the three months ended December 31, 2024 increased from $0.9 million for the three months ended December 31, 2023.

Sales and marketing expense as a percentage of total revenue was 26% and 24% for the three months ended December 31, 2024 and 2023, respectively.

The increase compared to the prior period is primarily attributable to higher personnel costs and higher marketing spend on leads and conferences.

General and Administrative Expenses

General and administrative expenses of $0.8 million for the three months ended December 31, 2024 remained consistent with $0.8 million for the three months ended December 31, 2023.

General and administrative expense as a percentage of total revenue was 21% for each of the three months ended December 31, 2024 and 2023.

Research and Development

Research and development expenses of $1.1 million for the three months ended December 31, 2024 decreased from $1.1 million for the three months ended December 31, 2023.

Research and development expenses as a percentage of total revenue was 28% and 29% for the three months ended December 31, 2024 and 2023, respectively.

The decrease compared to the prior period is primarily attributable to lower personnel costs.

Depreciation and Amortization

Depreciation and amortization expense was $0.2 million and $0.4 million for the three months ended December 31, 2024 and 2023, respectively.

Depreciation and amortization as a percentage of total revenue was 5% and 10% for the three months ended December 31, 2024 and 2023, respectively.

Loss from Operations

The loss from operations was $(0.5) million and $(0.6) for the three months ended December 31, 2024 and 2023, respectively.

Interest expense and other, net

Interest expense and other, net, was $4 thousand and $0 for the three months ended December 31, 2024 and 2023.

Change in fair value of warrant liabilities

We recognized a (loss)/gain related to the change in fair value of warrant liabilities of $(114) thousand and $18 thousand for the three months ended December 31, 2024 and 2023, respectively.

Provision for Income Taxes

The provision for income taxes was $5 thousand for each of the three months ended December 31, 2024 and December 31, 2023. The provision for income taxes consists of estimated liability for federal and state income taxes owed by us.  Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We maintain a valuation allowance against its net deferred tax assets.

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

The following table reconciles net loss (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended December 31,
	2024	2023
Net loss	$(634)	$(622)
Provision for income tax	5	5
Interest expense and other, net	4	-
Change in fair value of warrants	114	(18)
Amortization of intangible assets	184	346
Depreciation and other amortization	17	45
Restructuring and acquisition related charges	10	15
Stock-based compensation	107	112
Adjusted EBITDA	$(193)	$(117)

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $0.2 million for the three months ended December 31, 2024, compared to cash used in operating activities of $(0.9) million for the three months ended December 31, 2023. The change in cash used in operating activities, compared to the prior period, was primarily due to changes in non-cash items, including amortization and changes in fair value of warrant liabilities, and changes in accounts receivable and accounts payable and accrued liabilities.

Investing Activities

There was $(5) thousand cash used in investing activities for the three months ended December 31, 2024 and no cash used in investing activities for the three months ended December 31, 2023

Financing Activities

Cash used in financing activities was $ (0.1) million for each of the three months ended December 31, 2024, and 2023, primarily related to payments of long-term debt.

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

We may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof.  Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-262764), which was initially filed with the Securities and Exchange Commission on February 16, 2022 and declared effective on March 4, 2022 (the “Shelf Registration Statement”). A complete description of the types of securities that the Company may sell is described in the Preliminary Prospectus contained in the Shelf Registration Statement. As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration Statement. There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us. Further, our ability to offer or sell such securities may be limited by the rules of the NASDAQ Capital Market.

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

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases is $0.1 million, of which all is expected to be paid in the next twelve months. Debt payments on our various debt obligations total $0.4 million of which $0.2 million is expected to be paid in the next twelve months.

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

Accounting for Stock-Based Compensation

At December 31, 2024, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 8 of these condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2024.

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

From time to time, we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on December 26, 2024.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on December 26, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities in the three months ended December 31, 2024.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on December 14, 2018).

3.3	Amendment to the Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on September 10, 2021).

3.4	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014).

3.5	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 19, 2018).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Bridgeline Digital, Inc.
(Registrant)

February 13, 2025	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

February 13, 2025	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)