Form 10-Q
period 2025-03-31
Bridgeline Digital, Inc.
filed 2025-05-15
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of common stock par value $0.001 per share, outstanding as of May 15, 2025 was 11,916,588.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2025

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2025

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	March 31, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,751	$1,390
Accounts receivable, net	1,400	1,288
Prepaid expenses and other current assets	583	269
Total current assets	4,734	2,947
Property and equipment, net	53	74
Operating lease assets	197	163
Intangible assets, net	3,542	3,908
Goodwill	8,468	8,468
Other assets	25	42
Total assets	$17,019	$15,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$209	$282
Current portion of operating lease liabilities	96	157
Accounts payable	1,809	1,112
Accrued liabilities	1,222	988
Deferred revenue	2,139	2,189
Total current liabilities	5,475	4,728
Long-term debt, net of current portion	197	244
Operating lease liabilities, net of current portion	101	6
Warrant liabilities	185	98
Other long-term liabilities	471	520
Total liabilities	6,429	5,596

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and 350 shares issued and outstanding at September 30, 2024	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 11,916,588 shares issued and outstanding at March 31, 2025 and 10,417,609 issued and outstanding at September 30, 2024	12	10
Additional paid-in capital	103,717	101,833
Accumulated deficit	(92,902)	(91,538)
Accumulated other comprehensive loss	(237)	(299)
Total stockholders’ equity	10,590	10,006
Total liabilities and stockholders’ equity	$17,019	$15,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net revenue:
Subscription and perpetual licenses	$3,052	$3,010	$6,100	$6,096
Digital engagement services	823	794	1,566	1,463
Total net revenue	3,875	3,804	7,666	7,559
Cost of revenue:
Subscription and perpetual licenses	867	860	1,760	1,687
Digital engagement services	392	420	755	796
Total cost of revenue	1,259	1,280	2,515	2,483
Gross profit	2,616	2,524	5,151	5,076
Operating expenses:
Sales and marketing	1,076	941	2,058	1,854
General and administrative	783	766	1,569	1,547
Research and development	1,110	1,037	2,183	2,130
Depreciation and amortization	195	299	390	684
Restructuring and acquisition related expenses	197	-	207	15
Total operating expenses	3,361	3,043	6,407	6,230
Loss from operations	(745)	(519)	(1,256)	(1,154)
Interest expense and other, net	(5)	(53)	(9)	(53)
Change in fair value of warrant liabilities	25	(25)	(89)	(7)
Loss before income taxes	(725)	(597)	(1,354)	(1,214)
Provision for income taxes	5	5	10	10
Net loss	(730)	(602)	(1,364)	(1,224)
Redemption of Series C Convertible Preferred Stock	(331)	-	(331)	-
Net loss applicable to common shareholders	(1,061)	(602)	(1,695)	(1,224)
Net loss per share attributable to common shareholders:
Basic net loss per share	$(0.10)	$(0.06)	$(0.16)	$(0.12)
Diluted net loss per share	$(0.10)	$(0.06)	$(0.16)	$(0.12)
Number of weighted average shares outstanding:
Basic	10,507,720	10,417,609	10,461,674	10,417,609
Diluted	10,507,720	10,430,602	10,461,674	10,430,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(730)	$(602)	$(1,364)	$(1,224)
Other comprehensive loss:
Net change in foreign currency translation adjustment	(9)	(6)	62	(25)
Comprehensive loss	$(739)	$(608)	$(1,302)	$(1,249)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Six Months Ended March 31, 2025
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at October 1, 2024	350	$-	10,417,609	$10	$101,833	$(91,538)	$(299)	$10,006
Stock-based compensation expense	-	-	-	-	107	-	-	107
Net loss	-	-	-	-	-	(634)	-	(634)
Foreign currency translation	-	-	-	-	-	-	71	71
Balance at December 31, 2024	350	$-	10,417,609	$10	$101,940	$(92,172)	$(228)	$9,550
Stock-based compensation expense	-	-	-	-	107	-	-	107
Redemption of Series C Convertible Preferred Stock (Note 8)	(350)	-	-	-	(331)	-	-	(331)
Issuance of common stock, net of offering costs	-	-	1,473,979	2	1,981	-	-	1,983
Issuance of common stock - stock options exercised	-	-	25,000	-	20	-	-	20
Net loss	-	-	-	-	-	(730)	-	(730)
Foreign currency translation	-	-	-	-	-	-	(9)	(9)
Balance at March 31, 2025	-	$-	11,916,588	$12	$103,717	$(92,902)	$(237)	$10,590

	For the Six Months Ended March 31, 2024
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2023	350	$-	10,417,609	$10	$101,275	$(89,577)	$(248)	$11,460
Stock-based compensation expense	-	-	-	-	112	-	-	112
Net loss	-	-	-	-	-	(622)	-	(622)
Foreign currency translation	-	-	-	-	-	-	(19)	(19)
Balance at December 31, 2023	350	$-	10,417,609	$10	$101,387	$(90,199)	$(267)	$10,931
Stock-based compensation expense	-	-	-	-	182	-	-	182
Net loss	-	-	-	-	-	(602)	-	(602)
Foreign currency translation	-	-	-	-	-	-	(6)	(6)
Balance at March 31, 2024	350	$-	10,417,609	$10	$101,569	$(90,801)	$(273)	$10,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,364)	$(1,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	366	612
Depreciation and other amortization	37	86
Change in fair value of warrant liabilities	89	7
Stock-based compensation	214	294
Changes in operating assets and liabilities
Accounts receivable	(122)	(457)
Prepaid expenses and other current assets	(313)	(111)
Other assets	13	(10)
Accounts payable and accrued liabilities	945	(250)
Deferred revenue	(14)	71
Other liabilities	(45)	-
Total adjustments	1,170	242
Net cash used in operating activities	(194)	(982)
Cash flows used in investing activities:
Purchase of property and equipment	(7)	(5)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of offering costs	1,983	-
Proceeds from stock option exercised	20	-
Redemption of Series C Convertible Preferred Stock and warrants	(331)	-
Payments of long-term debt	(101)	(105)
Net cash provided by (used in) financing activities	1,571	(105)
Effect of exchange rate changes on cash and cash equivalents	(9)	17
Net increase (decrease) in cash and cash equivalents	1,361	(1,075)
Cash and cash equivalents at beginning of period	1,390	2,377
Cash and cash equivalents at end of period	$2,751	$1,302

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3	$5
Income taxes	$16	$15

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

The Company may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof. Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-285176), which was initially filed with the Securities and Exchange Commission on February 24, 2025 and declared effective on February 27, 2025 (the “Shelf Registration Statement”). A complete description of the types of securities that the Company may sell is described in the Preliminary Prospectus contained in the Shelf Registration Statement. As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration Statement. There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us. Further, our ability to offer or sell such securities may be limited by rules of the NASDAQ Capital Market.

On March 24, 2025, the Company entered into a Securities Purchase Agreement with purchasers, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $1.50 per share, for aggregate gross proceeds from the offering of approximately $1.5 million before deducting the placement agent fee and related offering expenses (see Note 8). Proceeds after deducting offering expenses was $1.3 million.

On March 25, 2025, the Company separately entered into a form of subscription agreement with certain accredited investors relating to a private placement transaction and sale (the “Private Placement”) of 473,979 unregistered shares of the Company’s common stock at an offering price of $1.52 per share , for aggregate gross proceeds from the Private Placement of approximately $720 thousand before deducting related offering expenses. Proceeds after deducting offering expenses was $700 thousand.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and six months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending September 30, 2025. The accompanying  September 30, 2024 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on December 26, 2024.

Recently Adopted Accounting Pronouncements

Segment Reporting

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of March 31, 2025	As of September 30, 2024
Accounts receivable	$1,704	$1,551
Allowance for credit losses	(304)	(263)
Accounts receivable, net	$1,400	$1,288

As of  March 31, 2025 and September 30, 2024, no customer exceeded 10% of accounts receivable.

Allowance for Credit Losses

The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of October 1, 2024	$263
Credit loss expense (recovery)	90
Write-off/adjustments	(49)
Balance as of March 31, 2025	$304

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

The carrying value of the Company’s accounts receivable and accounts payable approximates fair value due to their short-term nature. As of March 31, 2025 and September 30, 2024, the aggregate fair values of long-term debts were $0.4 million and $0.5 million, respectively, with an aggregate carrying value of $0.4 million and $0.5 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 20.2% - 77.0% and 42.7%, respectively, as of March 31, 2025, and 21.0% - 55.0% and 40.3%, respectively, as of September 30, 2024. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of March 31, 2025		As of September 30, 2024
	Montage Capital	Series D Preferred	Montage Capital	Series D Preferred
Volatility	51.0%	63.4%	51.0%	52.5%
Risk-free rate	4.8%	3.9%	4.8%	3.7%
Stock price	$1.48	$1.48	$1.15	$1.15

The Company recognized a gain of $25 thousand and a loss of $(25) thousand for the three months ended March 31, 2025 and 2024, respectively, related to the change in fair value of warrant liabilities. The Company recognized a loss of $(89) thousand and a loss of $(7) thousand for the six months ended March 31, 2025 and 2024, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price, to the Monte Carlo option-pricing model.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets and Liabilities of the Company measured at fair value on a recurring basis as of March 31, 2025 and September 30, 2024, are as follows:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$6	$6
Series D	-	-	179	179
Total warrant liabilities	$-	$-	$185	$185

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$10	$10
Series D	-	-	88	88
Total warrant liabilities	$-	$-	$98	$98

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

Warrant Liabilities
Balance at beginning of period, September 30, 2024	$98
Additions	-
Payments or exercises	-
Adjustment to fair value	114
Balance at end of period, December 31, 2024	$212
Additions	-
Payments or exercises	(2)
Adjustment to fair value	(25)
Balance at end of period, March 31, 2025	$185

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of March 31, 2025	As of September 30, 2024
Domain and trade names	$545	$572
Customer related	2,796	3,048
Technology	201	288
Balance at end of period	$3,542	$3,908

Total amortization expense was $182 thousand and $266 thousand related to intangible assets for the three months ended March 31, 2025 and 2024, respectively, and $366 thousand and $612 thousand for the six months ended March 31, 2025 and 2024, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2025 (remaining), 2026, 2027, 2028, 2029 and thereafter is $367, $674, $559, $559, $473, and $910 thousand, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2025	As of September 30, 2024
Compensation and benefits	$634	$405
Professional fees	209	268
Insurance	92	-
Other	287	315
Balance at end of period	$1,222	$988

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7.    Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders. The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consisted of the following:

	As of March 31, 2025	As of September 30, 2024
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$276	$325
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures in September 2025.	130	201
Total debt	406	526
Less: current portion	(209)	(282)
Long-term debt, net of current portion	$197	$244

At March 31, 2025, future maturities of long-term debt are as follows:

Fiscal year:
2025 (remaining)	$169
2026	79
2027	79
2028	79
Total long-term debt	$406

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

Series C Convertible Preferred Stock

The Company had designated 11,000 shares of its preferred stock as Series C Convertible Preferred Stock (“Series C Preferred Stock”). The shares of Series C Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. Series C Preferred Stock vote on an as-converted basis along with shares of the Company’s common stock, were not entitled to receive dividends, unless specifically declared by our Board of Directors, and in the event of any liquidation, dissolution or winding up of the Company the holders of Series C Preferred Stock were entitled to receive in preference to the holders of common stock, Series A Preferred Stock, Series B Preferred Stock and any other stock, the amount equal to the stated value per share of Series C Preferred Stock. The Company  may not effect, and a holder will not be entitled to, convert the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise.

On March 5, 2025, the Company entered into a Securities Redemption Agreement (the “Redemption Agreement”) with Michael Taglich and Claudia Taglich (the “Sellers”), pursuant to which the Company agreed to purchase and redeem from the Sellers: (i) all 350 shares of the Company’s Series C Preferred Stock, par value $0.001 per share; (ii) placement agent warrants to purchase an aggregate of 13,000 shares of the Company’s common stock, par value $0.001 per share; and (iii) stock options issued on or before December 31, 2017, to purchase 108 shares of common stock (collectively, the “Securities”). The aggregate purchase price for the Securities was $332.5 thousand which was allocated first amongst the liability classified placement agent warrants based on the purchase date fair value, then no value was allocated to the options as the fair value was deemed to be insignificant and then, the remainder of the purchase price was allocated to the equity classified Series C Preferred Shares.

The Company accounted for the redemption of the Series C Preferred Stock as a return to the preferred stockholder measured as the difference between the (1) purchase price allocated to the Series C Preferred Stock of $331 thousand and (2) the carrying value of the Series C Preferred Stock, which was $0.  The difference of $331 thousand was recognized as a reduction in additional paid-in capital, in the absence of retained earnings, and is included as a component of net loss attributable to common shareholders. As of March 31, 2025 and September 30, 2024, the Company had no shares of Series C Preferred Stock outstanding, and 350 shares of Series C Preferred Stock outstanding, respectively.

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2016 Plan provides for the issuance in the aggregate of up to 2,400,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of March 31, 2025, there were 2,079,540 options outstanding and approximately 40 thousand shares available for future issuance under the 2016 Plan.

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

During the three and six months ended March 31, 2025 and 2024, compensation expense related to share-based payments was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Cost of revenue	$-	$1	$-	$1
Operating expenses	107	128	214	240
Interest expense and other, net	-	53	-	53
	$107	$182	$214	$294

As of March 31, 2025, the Company had approximately $0.3 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 1.2 years.

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

March 2025 Placement Agent Warrants - In  March 2025, in connection with the Registered Direct offering, the Company issued 70,000 warrants to purchase shares of the Company’s common stock to WestPark Capital, Inc. who acted as the exclusive placement agent for the offering, (the “March 2025 Placement Agent Warrants”). As compensation for their services, the Company paid to WestPark a fee equal to 7% of the aggregate purchase price paid for shares placed by WestPark at closing and reimbursed WestPark for certain expenses incurred in connection with the offering. The March 2025 Placement Agent Warrants were issued  March 26, 2025 with an exercise price of $1.875 per share and expire March 24, 2030. The March 2025 Placement Agent Warrants were determined to be equity-classified awards.

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

As of  March 31, 2025, 13,000 Placement Agent Warrants have been redeemed in connection with the Redemption Agreement.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the six months ended March 31, 2025 and 2024, there were no warrants that were exercised.

Total warrants outstanding as March 31, 2025, were as follows:

Type	Issue Date	Shares	Price	Expiration
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Placement Agent	2/4/2021	31,564	$3.88	2/4/2026
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	5/14/2021	166,536	$2.85	5/12/2026
Placement Agent	3/26/2025	70,000	$1.88	3/24/2030
		861,533

Summary of Option and Warrant Activity and Outstanding Shares

A summary of combined restricted stock, stock option and warrant activity for the six months ended March 31, 2025, is as follows:

	Restricted Stock	Stock Options		Stock Warrants
	Awards	Awards	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, September 30, 2024	200,000	2,107,895	$2.25	804,533	$2.85
Granted	-	-	-	70,000	1.88
Exercised or redeemed	-	(25,000)	0.81	(13,000)	2.85
Forfeited	-	(3,104)	13.49	-	-
Expired	-	(251)	486.56	-	-
Outstanding, March 31, 2025	200,000	2,079,540	$2.20	861,533	$2.77
Options vested and exercisable, March 31, 2025		1,702,536	$2.46

As of March 31, 2025, the aggregate intrinsic value of options outstanding and exercisable was $434 thousand and $263 thousand, respectively, and the weighted-average remaining contractual term was 7.2 and 6.9 years, respectively.

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

Basic and diluted net income (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(730)	$(602)	$(1,364)	$(1,224)
Redemption of Series C Convertible Preferred Stock	(331)	-	(331)	-
Net loss applicable to common shareholders	$(1,061)	$(602)	$(1,695)	$(1,224)

Denominator:
Weighted-average shares outstanding for basic earnings per share	10,507,720	10,417,609	10,461,674	10,417,609
Effect of dilutive securities:
Options	-	-	-	-
Warrants	-	12,993	-	12,993
Preferred stock	-	-	-	-
Weighted-average shares outstanding for diluted earnings per share	10,507,720	10,430,602	10,461,674	10,430,602

Basic net loss per share	$(0.10)	$(0.06)	$(0.16)	$(0.12)
Diluted net loss per share	$(0.10)	$(0.06)	$(0.16)	$(0.12)

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Stock options	2,079,540	2,121,562	2,079,540	2,121,562
Warrants	861,533	1,689,150	861,533	1,689,150
Series C Convertible Preferred Stock	-	38,899	-	38,899

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues:	2025	2024	2025	2024
United States	$3,250	$3,199	$6,442	$6,296
International	625	605	1,224	1,263
	$3,875	$3,804	$7,666	$7,559

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $0.9 million and $1.0 million as of March 31, 2025 and September 30, 2024, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues:	2025	2024	2025	2024
Subscription	$2,624	$2,652	$5,261	$5,358
Maintenance	98	110	208	234
Hosting	330	248	631	504
Digital engagement services	823	794	1,566	1,463
	$3,875	$3,804	$7,666	$7,559

For the three and six months ended March 31, 2025 and 2024, no single customer exceeded 10% of the Company’s total revenue.

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

The following table summarizes the classification and net change in deferred revenue as of and for the three and six months ended March 31, 2025:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2024	$2,189	$345
Decrease	(366)	(15)
Balance as of December 31, 2024	$1,823	$330
Increase (decrease)	316	(29)
Balance as of March 31, 2025	$2,139	$301

11.  Income Taxes

Provision for income taxes consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During each of the three months ended March 31, 2025 and 2024, the Company recognized a provision for income taxes of $5 thousand. During each of the six months ended March 31, 2025 and 2024, the Company recognized a provision for income taxes of $10 thousand.

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three and six months ended March 31, 2025 and 2024, the Company was also a lessee/sublessor for certain office locations.

In  October 2023, the Company entered into a sublease for its Rosemont, Illinois location.  During the quarter ended December 31, 2023, the Company remeasured its operating lease liability for one of its sublet locations as a result of a change in the expected lease term. Such remeasurement resulted in an adjustment to the operating lease asset of less than $0.1 million, which approximated to the amount in which the operating lease liability was remeasured.  During the quarter ended March 31, 2025, the Company remeasured its operating lease liability for one of its sublet locations as a result of a change in the expected lease term in conjunction with the extension of the sublease. Such remeasurement resulted in an adjustment to the operating lease asset of less than $0.1 million, which approximated to the amount in which the operating lease liability was remeasured.  The sublease is for $6 thousand a month and has a term through January 31, 2028.

The components of net lease costs were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Condensed Consolidated Statement of Operations:
Operating lease cost	$46	$52	$96	$119
Variable lease cost	15	15	32	50
Less: Sublease income, net	(18)	(33)	(36)	(88)
Total	$43	$34	$92	$81

Cash paid for amounts included in the measurement of lease liabilities was $76 thousand and $93 thousand for the six months ended March 31, 2025 and 2024, all of which represents operating cash flows from operating leases. As of March 31, 2025, the weighted average remaining lease term was 2.3 years and the weighted average discount rate was 10.5%.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At March 31, 2025, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2025 (remaining)	$60	$30	$30
2026	70	72	(2)
2027	63	72	(9)
2028	21	24	(3)
Total lease commitments	214	198	16
Less: Amount representing interest	(17)
Present value of lease liabilities	197
Less: current portion	(96)
Operating lease liabilities, net of current portion	$101

As of March 31, 2025, the Company had lease commitments that extended to fiscal 2028.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of March 31, 2025 and September 30, 2024.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of March 31, 2025 and September 30, 2024, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of March 31, 2025, the Company was not engaged with any material legal proceedings.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

14.  Related Party Transactions

Brandon Ross

On February 14, 2025, the Board appointed Brandon Ross to serve as a Class III Director of the Board, to fill the vacancy created by the resignation of Mr. Taglich. Mr. Ross will serve until his term expires at the 2026 Annual Meeting of Stockholders. Mr. Ross currently serves as Head of Placements and Senior Managing Director at WestPark Capital, Inc.

Of the 70,000 2025 Placement Agent Warrants issued to WestPark Capital, Inc. or its designees in March 2025, warrants to purchase 28,000 shares of Common Stock were designated to Mr. Ross. The warrants are exercisable immediately, expire on March 24, 2030 and have an exercise price of $1.875 per share.

Michael Taglich

On February 10, 2025, Michael Taglich announced his resignation from the Board of Directors. Refer to the Stockholder's Equity footnote regarding the Redemption Agreement (Note 8).

Michael Ketslakh

On February 10, 2025, the Board appointed Michael Ketslakh to serve as a Class II Director of the Board, to fill the vacancy created by the resignation of Mr. Landers. Mr. Ketslakh will serve until his term expires at the 2025 Annual Meeting of Stockholders.

Mr. Ketslakh participated in the Private Placement and purchased 394,736 unregistered shares.

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

Customer Information

We currently have over 2,000 active customers. For the three and six months ended March 31, 2025 and 2024, no customer exceeded 10% of our revenue.

Results of Operations for the Three and Six Months Ended March 31, 2025 compared to the Three and Six Months Ended March 31, 2024

Total net revenue for each of the three months ended March 31, 2025 and 2024, was $3.9 million. We had net loss of $(0.7) million and $(0.6)  million for the three months ended March 31, 2025 and 2024, respectively. Included in the net loss for the three months ended March 31, 2025 and 2024, was a gain of $25 thousand and a loss of $(25) thousand, respectively, as a result of the change in fair value of certain warrant liabilities. Basic and diluted loss per share attributable to common shareholders was $ (0.10) and $ (0.06) for the three months ended March 31, 2025 and 2024, respectively.

Total net revenue for each of the six months ended March 31, 2025 and 2024, was $7.7 million and $7.6 million, respectively. We had net loss of $(1.4) million and $(1.2) million for the six months ended March 31, 2025 and 2024, respectively. Included in the net loss for the six months ended March 31, 2025 and 2024, was a loss of $(89) thousand and a loss of $(7) thousand, respectively, as a result of the change in fair value of certain warrant liabilities. Basic and diluted loss per share attributable to common shareholders was $ (0.16) and $ (0.12) for the six months ended March 31, 2025 and 2024, respectively.

(in thousands)	Three Months Ended March 31,						Six Months Ended March 31,
Revenue	2025	%	2024	%	Change	% Change	2025	%	2024	%	Change	% Change
Subscription and perpetual licenses	$3,052	79%	$3,010	79%	$42	1%	$6,100	80%	$6,096	81%	$4	0%
Digital engagement services	823	21%	794	21%	29	4%	1,566	20%	1,463	19%	103	7%
Total net revenue	3,875		3,804		71	2%	7,666		7,559		107	1%

Cost of revenue
Subscription and perpetual licenses	867	28%	860	29%	7	1%	1,760	29%	1,687	28%	73	4%
Digital engagement services	392	48%	420	53%	(28)	(7)%	755	48%	796	54%	(41)	(5)%
Total cost of revenue	1,259	32%	1,280	34%	(21)	(2)%	2,515	33%	2,483	33%	32	1%
Gross profit	2,616	68%	2,524	66%	92	4%	5,151	67%	5,076	67%	75	1%

Operating expenses
Sales and marketing	1,076	28%	941	25%	135	14%	2,058	27%	1,854	25%	204	11%
General and administrative	783	20%	766	20%	17	2%	1,569	20%	1,547	20%	22	1%
Research and development	1,110	29%	1,037	27%	73	7%	2,183	28%	2,130	28%	53	2%
Depreciation and amortization	195	5%	299	8%	(104)	(35)%	390	5%	684	9%	(294)	(43)%
Restructuring and acquisition related expenses	197	5%	-	0%	197	0%	207	3%	15	0%	192	1280%
Total operating expenses	3,361		3,043		318	10%	6,407		6,230		177	3%

Loss from operations	(745)		(519)		(226)	44%	(1,256)		(1,154)		(102)	9%
Interest expense and other, net	(5)		(53)		48	0%	(9)		(53)		44	(83)%
Change in fair value of warrant liabilities	25		(25)		50	(200)%	(89)		(7)		(82)	1171%
Loss before income taxes	(725)		(597)		(128)	21%	(1,354)		(1,214)		(140)	12%
Provision for income taxes	5		5		-	0%	10		10		-	0%

Net loss	$(730)		$(602)		$(128)	21%	$(1,364)		$(1,224)		$(140)	11%

Non-GAAP Measure:
Adjusted EBITDA	$(239)		$(83)		$(156)	188%	$(432)		$(200)		$(232)	116%

Revenue

Our revenue is derived from two sources: (i) subscription and perpetual licenses and (ii) digital engagement services.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses of $3.1 million for the three months ended March 31, 2025 increased from $3.0 million for the three months ended March 31, 2024.

Revenue from subscription (SaaS) and perpetual licenses of $6.1 million for the six months ended March 31, 2025 remained consistent with $6.1 million for the six months ended March 31, 2024.

Subscription and perpetual licenses revenue as a percentage of total revenue of 79% for the three months ended March 31, 2025 remained consistent with 79% for the three months ended March 31, 2024.

Subscription and perpetual licenses revenue as a percentage of total revenue of 80% for the six months ended March 31, 2025 decreased from 81% for the six months ended March 31, 2024.

Digital Engagement Services

Revenue from digital engagement services of $0.8 million for the three months ended March 31, 2025 remained consistent with $0.8 million for the three months ended March 31, 2024.

Revenue from digital engagement services of $1.6 million for the six months ended March 31, 2025 increased from $1.5 million for the six months ended March 31, 2024.

Digital engagement services revenue as a percentage of total revenue of 21% for the three months ended March 31, 2025 remained consistent with 21% for the three months ended March 31, 2024.

Digital engagement services revenue as a percentage of total revenue of 20% for the six months ended March 31, 2025 increased from 19% for the six months ended March 31, 2024.

The increase in revenue from digital engagement services as a percentage of total revenue for the six months ended March 31, 2025 was a result of additional services volumes in the six months ended March 31, 2025.

Cost of Revenue

Total cost of revenue of $1.3 million for the three months ended March 31, 2025 remained consistent with $1.3 million for the three months ended March 31, 2024.

Total cost of revenue of $2.5 million for the six months ended March 31, 2025 remained consistent with $2.5 million for the six months ended March 31, 2024.

Cost of Subscription and Perpetual Licenses

Cost of subscription and perpetual licenses of $0.9 million for the three months ended March 31, 2025 remained consistent with $0.9 million for the three months ended March 31, 2024.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual licenses revenue was 28% for the three months ended March 31, 2025 and 2024.

Cost of subscription and perpetual licenses of $1.8 million for the six months ended March 31, 2025 increased from $1.7 million for the six months ended March 31, 2024.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual licenses revenue was 29% and 28% for the six months ended March 31, 2025 and 2024, respectively.

The changes in cost of subscription and perpetual licenses are primarily due to higher server costs.

Cost of Digital Engagement Services

Cost of digital engagement services of $0.4 million for the three months ended March 31, 2025 remained consistent with $0.4 million for the three months ended March 31, 2024.

The cost of total digital engagement services as a percentage of total digital engagement services revenue was 48% and 53% for the three months ended March 31, 2025 and 2024, respectively.

Cost of digital engagement services of $0.8 million for the six months ended March 31, 2025 remained consistent with $0.8 million for the six months ended March 31, 2024.

The cost of total digital engagement services as a percentage of total digital engagement services revenue was 48% and 54% for the six months ended March 31, 2025 and 2024, respectively.

The decrease in cost of digital engagement services is primarily due to lower personnel costs.

Gross Profit

Gross profit of $2.6 million for the three months ended March 31, 2025 increased from $2.5 million for the three months ended March 31, 2024.

The gross profit margin was 68% and 66% for the three months ended March 31, 2025 and 2024, respectively.

Gross profit of $5.2 million for the six months ended March 31, 2025 increased from $5.1 million for the six months ended March 31, 2024.

The gross profit margin was 67% for the six months ended March 31, 2025 and 2024.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $1.1 million for the three months ended March 31, 2025 increased from $0.9 million for the three months ended March 31, 2024.

Sales and marketing expense as a percentage of total revenue was 28% and 25% for the three months ended March 31, 2025 and 2024, respectively.

Sales and marketing expenses of $2.1 million for the six months ended March 31, 2025 increased from $1.9 million for the six months ended March 31, 2024.

Sales and marketing expense as a percentage of total revenue was 27% and 25% for the six months ended March 31, 2025 and 2024, respectively.

The increase compared to the prior periods is primarily attributable to higher personnel costs and higher marketing spend on leads and conferences.

General and Administrative Expenses

General and administrative expenses of $0.8 million for the three months ended March 31, 2025 remained consistent with $0.8 million for the three months ended March 31, 2024.

General and administrative expense as a percentage of total revenue was 20% for each of the three months ended March 31, 2025 and 2024.

General and administrative expenses of $1.6 million for the six months ended March 31, 2025 increased from $1.5 million for the six months ended March 31, 2024.

General and administrative expense as a percentage of total revenue was 20% and 20% for the six months ended March 31, 2025 and 2024.

Research and Development

Research and development expenses of $1.1 million for the three months ended March 31, 2025 increased from $1.0 million for the three months ended March 31, 2024.

Research and development expenses as a percentage of total revenue was 29% and 27% for the three months ended March 31, 2025 and 2024, respectively.

Research and development expenses of $2.2 million for the six months ended March 31, 2025 increased from $2.1 million for the six months ended March 31, 2024.

Research and development expenses as a percentage of total revenue was 28% for each of the six months ended March 31, 2025 and 2024.

The increase compared to the prior period is primarily attributable to higher personnel costs.

Restructuring and Acquisition Related Expenses

Restructuring and acquisition related expenses were $0.2 million and $0.2 million for the six months and the three months ended March 31, 2025, respectively, compared to an insignificant amount in the six months ended March 31, 2024.

The increase compared to the prior period is primarily attributable to personnel restructuring costs.

Depreciation and Amortization

Depreciation and amortization expense was $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization as a percentage of total revenue was 5% and 8% for the three months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization expense was $0.4 million and $0.7 million for the six months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization as a percentage of total revenue was 5% and 9% for the six months ended March 31, 2025 and 2024, respectively.

Loss from Operations

The loss from operations was $(0.7) million and $(0.5) for the three months ended March 31, 2025 and 2024, respectively.

The loss from operations was $(1.3) million and $(1.2) million for the six months ended March 31, 2025 and 2024, respectively.

Interest expense and other, net

Interest expense and other, net, was $(5) thousand and $(53) thousand for the three months ended March 31, 2025 and 2024.

Interest expense and other, net, was $(9) thousand and $(53) thousand for the six months ended March 31, 2025 and 2024.

Change in fair value of warrant liabilities

We recognized a gain/(loss) related to the change in fair value of warrant liabilities of $25 thousand and $(25) thousand for the three months ended March 31, 2025 and 2024, respectively.

We recognized a (loss)/gain related to the change in fair value of warrant liabilities of $(89) thousand and $(7) thousand for the six months ended March 31, 2025 and 2024, respectively.

Provision for Income Taxes

The provision for income taxes was $5 thousand for each of the three months ended March 31, 2025 and March 31, 2024. The provision for income taxes was $10 thousand for each of the six months ended March 31, 2025 and March 31, 2024. The provision for income taxes consists of estimated liability for federal and state income taxes owed by us.  Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We maintain a valuation allowance against its net deferred tax assets.

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

The following table reconciles net loss (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(730)	$(602)	$(1,364)	$(1,224)
Provision for income tax	5	5	10	10
Interest expense and other, net	5	53	9	53
Change in fair value of warrants	(25)	25	89	7
Amortization of intangible assets	182	266	366	612
Depreciation and other amortization	20	41	37	86
Restructuring and acquisition related charges	197	-	207	15
Stock-based compensation	107	129	214	241
Adjusted EBITDA	$(239)	$(83)	$(432)	$(200)

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $(0.2) million for the six months ended March 31, 2025, compared to cash used in operating activities of $(1.0) million for the six months ended March 31, 2024. The change in cash used in operating activities, compared to the prior period, was primarily due to changes in non-cash items, including amortization, stock-based compensation, and changes in fair value of warrant liabilities, and changes in prepaids and other current assets, accounts payable and accrued liabilities, and deferred revenue.

Investing Activities

There was $(7) thousand cash used in investing activities for the six months ended March 31, 2025 and $(5) thousand cash used in investing activities for the six months ended March 31, 2024.

Financing Activities

Cash provided by financing activities was $1.6 million for the six months ended March 31, 2025 primarily related to proceeds from the issuance of common stock and the redemption of Preferred Series C shares and $(0.1) million used for the six months ended March 31, 2024.

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

We may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof.  Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-285176), which was initially filed with the Securities and Exchange Commission on February 24, 2025 and declared effective on February 27, 2025 (the “Shelf Registration Statement”). A complete description of the types of securities that the Company may sell is described in the Preliminary Prospectus contained in the Shelf Registration Statement. As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration Statement. There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us. Further, our ability to offer or sell such securities may be limited by the rules of the NASDAQ Capital Market.

On March 24, 2025, the Company entered into a Securities Purchase Agreement with purchasers, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $1.50 per share, for aggregate gross proceeds from the offering of approximately $1.5 million before deducting the placement agent fee and related offering expenses (see Note 8). Proceeds after deducting offering expenses was $1.3 million.

On March 25, 2025, the Company separately entered into a form of subscription agreement with certain accredited investors relating to a private placement transaction and sale (the “Private Placement”) of 473,979 unregistered shares of the Company's common stock at an offering price of $1.52 per share, for aggregate gross proceeds from the Private Placement of approximately $720 thousand before deducting related offering expenses. Proceeds after deducting offering expenses was $700 thousand.

Off-Balance Sheet Arrangements

At this time, we do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases is $0.2 million, with obligations extending through January 2028. Debt payments on our various debt obligations total $0.4 million of which $0.2 million is expected to be paid in the next twelve months.

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

Accounting for Stock-Based Compensation

At March 31, 2025, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 8 of these condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2025.

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

There were $0.7 million in sales of unregistered equity securities in the six months ended March 31, 2025.

On March 25, 2025, the Company entered into subscription agreements with certain accredited investors, including several of its officers and directors, in connection with a private placement of its common stock. Pursuant to the agreements, the Company sold an aggregate of 473,979 shares of its common stock at a purchase price of $1.52 per share, resulting in gross proceeds of approximately $720,448, before deducting offering expenses. The private placement closed on March 26, 2025.

The offer and sale of the securities were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on December 14, 2018).

3.3	Amendment to the Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on September 10, 2021).

3.4	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014).

3.5	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 19, 2018).

4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to our current Report on Form 8-K filed on March 25, 2025).

10.1	Securities Redemption Agreement, dated March 5, 2025 (incorporated by reference to Exhibit 10.1 to our current Report on Form 8-K filed on March 11, 2025).

10.2	Form of Securities Purchase Agreement, dated as of March 24, 2025 (incorporated by reference to Exhibit 10.1 to our current Report on Form 8-K filed on March 25, 2025).

10.3	Form of Subscription Agreement, dated as of March 25, 2025 (incorporated by reference to Exhibit 10.2 to our current Report on Form 8-K filed on March 25, 2025).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Bridgeline Digital, Inc.
(Registrant)

May 15, 2025	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

May 15, 2025	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)