Form 10-Q
period 2025-06-30
Bridgeline Digital, Inc.
filed 2025-08-14
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of common stock par value $0.001 per share, outstanding as of August 14, 2025 was 12,112,068.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2025

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2025

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	June 30, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,103	$1,390
Accounts receivable, net	1,401	1,288
Prepaid expenses and other current assets	581	269
Total current assets	4,085	2,947
Property and equipment, net	46	74
Operating lease assets	166	163
Intangible assets, net	3,359	3,908
Goodwill	8,468	8,468
Other assets	24	42
Total assets	$16,148	$15,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$156	$282
Current portion of operating lease liabilities	79	157
Accounts payable	1,684	1,112
Accrued liabilities	1,190	988
Deferred revenue	2,176	2,189
Total current liabilities	5,285	4,728
Long-term debt, net of current portion	192	244
Operating lease liabilities, net of current portion	87	6
Warrant liabilities	154	98
Other long-term liabilities	481	520
Total liabilities	6,199	5,596

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and 350 shares issued and outstanding at September 30, 2024	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 12,112,068 shares issued and outstanding at June 30, 2025 and 10,417,609 issued and outstanding at September 30, 2024	12	10
Additional paid-in capital	103,905	101,833
Accumulated deficit	(93,691)	(91,538)
Accumulated other comprehensive loss	(277)	(299)
Total stockholders’ equity	9,949	10,006
Total liabilities and stockholders’ equity	$16,148	$15,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net revenue:
Subscription and perpetual licenses	$3,122	$3,013	$9,222	$9,109
Digital engagement services	724	923	2,290	2,386
Total net revenue	3,846	3,936	11,512	11,495
Cost of revenue:
Subscription and perpetual licenses	934	846	2,694	2,533
Digital engagement services	364	384	1,119	1,180
Total cost of revenue	1,298	1,230	3,813	3,713
Gross profit	2,548	2,706	7,699	7,782
Operating expenses:
Sales and marketing	1,297	949	3,355	2,803
General and administrative	774	878	2,343	2,425
Research and development	961	1,008	3,144	3,138
Depreciation and amortization	195	201	585	885
Restructuring and acquisition related expenses	10	53	217	68
Total operating expenses	3,237	3,089	9,644	9,319
Loss from operations	(689)	(383)	(1,945)	(1,537)
Interest expense and other, net	(126)	(5)	(135)	(58)
Change in fair value of warrant liabilities	31	88	(58)	81
Loss before income taxes	(784)	(300)	(2,138)	(1,514)
Provision for income taxes	5	5	15	15
Net loss	(789)	(305)	(2,153)	(1,529)
Redemption of Series C Convertible Preferred Stock	-	-	(331)	-
Net loss applicable to common shareholders	(789)	(305)	(2,484)	(1,529)
Net loss per share attributable to common shareholders:
Basic net loss per share	$(0.07)	$(0.03)	$(0.23)	$(0.15)
Diluted net loss per share	$(0.07)	$(0.03)	$(0.23)	$(0.15)
Number of weighted average shares outstanding:
Basic	11,945,350	10,417,609	10,956,127	10,417,609
Diluted	11,945,350	10,430,763	10,956,127	10,430,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(789)	$(305)	$(2,153)	$(1,529)
Other comprehensive loss:
Net change in foreign currency translation adjustment	(40)	11	22	(14)
Comprehensive loss	$(829)	$(294)	$(2,131)	$(1,543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Nine Months Ended June 30, 2025
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at October 1, 2024	350	$-	10,417,609	$10	$101,833	$(91,538)	$(299)	$10,006
Stock-based compensation expense	-	-	-	-	107	-	-	107
Net loss	-	-	-	-	-	(634)	-	(634)
Foreign currency translation	-	-	-	-	-	-	71	71
Balance at December 31, 2024	350	$-	10,417,609	$10	$101,940	$(92,172)	$(228)	$9,550
Stock-based compensation expense	-	-	-	-	107	-	-	107
Redemption of Series C Convertible Preferred Stock (Note 8)	(350)	-	-	-	(331)	-	-	(331)
Issuance of common stock, net of offering costs	-	-	1,473,979	2	1,981	-	-	1,983
Issuance of common stock - stock options exercised	-	-	25,000	-	20	-	-	20
Net loss	-	-	-	-	-	(730)	-	(730)
Foreign currency translation	-	-	-	-	-	-	(9)	(9)
Balance at March 31, 2025	-	$-	11,916,588	$12	$103,717	$(92,902)	$(237)	$10,590
Stock-based compensation expense	-	-	-	-	274	-	-	274
Withholding tax on share-based compensation (Note 8)	-	-	-	-	(86)	-	-	(86)
Issuance of common stock - stock options exercised	-	-	42,173	-	-	-	-	-
Issuance of restricted common stock	-	-	153,307	-	-	-	-	-
Net loss	-	-	-	-	-	(789)	-	(789)
Foreign currency translation	-	-	-	-	-	-	(40)	(40)
Balance at June 30, 2025	-	$-	12,112,068	$12	$103,905	$(93,691)	$(277)	$9,949

	For the Nine Months Ended June 30, 2024
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2023	350	$-	10,417,609	$10	$101,275	$(89,577)	$(248)	$11,460
Stock-based compensation expense	-	-	-	-	112	-	-	112
Net loss	-	-	-	-	-	(622)	-	(622)
Foreign currency translation	-	-	-	-	-	-	(19)	(19)
Balance at December 31, 2023	350	$-	10,417,609	$10	$101,387	$(90,199)	$(267)	$10,931
Stock-based compensation expense	-	-	-	-	182	-	-	182
Net loss	-	-	-	-	-	(602)	-	(602)
Foreign currency translation	-	-	-	-	-	-	(6)	(6)
Balance at March 31, 2024	350	$-	10,417,609	$10	$101,569	$(90,801)	$(273)	$10,505
Stock-based compensation expense	-	-	-	-	127	-	-	127
Net loss	-	-	-	-	-	(305)	-	(305)
Foreign currency translation	-	-	-	-	-	-	11	11
Balance at June 30, 2024	350	$-	10,417,609	$10	$101,696	$(91,106)	$(262)	$10,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,153)	$(1,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	549	796
Depreciation and other amortization	52	108
Change in fair value of warrant liabilities	58	(81)
Stock-based compensation	488	421
Changes in operating assets and liabilities
Accounts receivable	(107)	(527)
Prepaid expenses and other current assets	(311)	(55)
Other assets	6	3
Accounts payable and accrued liabilities	680	(187)
Deferred revenue	27	69
Other liabilities	(48)	-
Total adjustments	1,394	547
Net cash used in operating activities	(759)	(982)
Cash flows used in investing activities:
Purchase of property and equipment	(12)	(24)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of offering costs	1,983	-
Proceeds from stock option exercised	20	-
Redemption of Series C Convertible Preferred Stock and warrants	(331)	-
Payments of long-term debt	(197)	(189)
Net cash provided by (used in) financing activities	1,475	(189)
Effect of exchange rate changes on cash and cash equivalents	9	18
Net increase (decrease) in cash and cash equivalents	713	(1,177)
Cash and cash equivalents at beginning of period	1,390	2,377
Cash and cash equivalents at end of period	$2,103	$1,200

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7	$25
Income taxes	$19	$20

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

On March 25, 2025, the Company separately entered into a form of subscription agreement with certain accredited investors relating to a private placement transaction and sale (the “Private Placement”) of 473,979 unregistered shares of the Company’s common stock at an offering price of $1.52 per share, for aggregate gross proceeds from the Private Placement of approximately $720 thousand before deducting related offering expenses. Proceeds after deducting offering expenses was $700 thousand.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and nine months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending September 30, 2025. The accompanying  September 30, 2024 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on December 26, 2024.

Recently Adopted Accounting Pronouncements

Segment Reporting

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

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

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that an entity disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendment in the ASU is intended to enhance the transparency and decision usefulness to better understand the major components of an entity’s income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future consolidated financial statements or related disclosures.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of June 30, 2025	As of September 30, 2024
Accounts receivable	$1,710	$1,551
Allowance for credit losses	(309)	(263)
Accounts receivable, net	$1,401	$1,288

As of  June 30, 2025 and September 30, 2024, no customer exceeded 10% of accounts receivable.

Allowance for Credit Losses

The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of October 1, 2024	$263
Credit loss expense (recovery)	135
Write-off/adjustments	(89)
Balance as of June 30, 2025	$309

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

The carrying value of the Company’s accounts receivable and accounts payable approximates fair value due to their short-term nature. As of June 30, 2025 and September 30, 2024, the aggregate fair values of long-term debts were $0.3 million and $0.5 million, respectively, with an aggregate carrying value of $0.3 million and $0.5 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 23.7% - 86.3% and 46.0%, respectively, as of June 30, 2025, and 21.0% - 55.0% and 40.3%, respectively, as of September 30, 2024. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of June 30, 2025		As of September 30, 2024
	Montage Capital	Series D Preferred	Montage Capital	Series D Preferred
Volatility	51.0%	68.6%	51.0%	52.5%
Risk-free rate	4.8%	3.9%	4.8%	3.7%
Stock price	$1.39	$1.39	$1.15	$1.15

The Company recognized a gain of $31 thousand and of $88 thousand for the three months ended June 30, 2025 and 2024, respectively, related to the change in fair value of warrant liabilities. The Company recognized a loss of $58 thousand and a gain of $81 thousand for the nine months ended June 30, 2025 and 2024, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price, to the Monte Carlo option-pricing model.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets and Liabilities of the Company measured at fair value on a recurring basis as of June 30, 2025 and September 30, 2024, are as follows:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$4	$4
Series D	-	-	150	150
Total warrant liabilities	$-	$-	$154	$154

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$10	$10
Series D	-	-	88	88
Total warrant liabilities	$-	$-	$98	$98

The following table provides a rollforward of the fair value, as determined by Level 3 inputs, as follows:

Warrant Liabilities
Balance at beginning of period, September 30, 2024	$98
Additions	-
Payments or exercises	-
Adjustment to fair value	114
Balance at end of period, December 31, 2024	$212
Additions	-
Payments or exercises	(2)
Adjustment to fair value	(25)
Balance at end of period, March 31, 2025	$185
Additions	-
Exercises or payments	-
Adjustment to fair value	(31)
Balance at end of period, June 30, 2025	$154

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of June 30, 2025	As of September 30, 2024
Domain and trade names	$532	$572
Customer related	2,669	3,048
Technology	158	288
Balance at end of period	$3,359	$3,908

Total amortization expense was $183 thousand and $184 thousand related to intangible assets for the three months ended June 30, 2025 and 2024, respectively, and $549 thousand and $796 thousand for the nine months ended June 30, 2025 and 2024, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2025 (remaining), 2026, 2027, 2028, 2029 and thereafter is $184, $674, $559, $559, $473, and $910 thousand, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2025	As of September 30, 2024
Compensation and benefits	$712	$405
Professional fees	247	268
Insurance	34	-
Other	197	315
Balance at end of period	$1,190	$988

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7.    Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders. The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consisted of the following:

	As of June 30, 2025	As of September 30, 2024
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$277	$325
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures in September 2025.	71	201
Total debt	348	526
Less: current portion	(156)	(282)
Long-term debt, net of current portion	$192	$244

At June 30, 2025, future maturities of long-term debt are as follows:

Fiscal year:
2025 (remaining)	$93
2026	85
2027	85
2028	85
Total long-term debt	$348

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

The Company accounted for the redemption of the Series C Preferred Stock as a return to the preferred stockholder measured as the difference between the (1) purchase price allocated to the Series C Preferred Stock of $331 thousand and (2) the carrying value of the Series C Preferred Stock, which was $0.  The difference of $331 thousand was recognized as a reduction in additional paid-in capital, in the absence of retained earnings, and is included as a component of net loss attributable to common shareholders. As of June 30, 2025 and September 30, 2024, the Company had no shares of Series C Preferred Stock outstanding, and 350 shares of Series C Preferred Stock outstanding, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Amended and Restated Stock Incentive Plan

The Company has granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company. The Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2016 Plan provides for the issuance in the aggregate of up to 2,400,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of June 30, 2025, there were 1,799,477 options outstanding and approximately 208 thousand shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the condensed consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the three and nine months ended June 30, 2025 and 2024, compensation expense related to share-based payments was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$-	$-	$-	$1
Operating expenses	152	127	366	367
Interest expense and other, net	122	-	122	53
	$274	$127	$488	$421

As of June 30, 2025, the Company had approximately $0.3 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 1.6 years.

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

As of  June 30, 2025,13,000 Placement Agent Warrants have been redeemed in connection with the Redemption Agreement.

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

During the nine months ended June 30, 2025 and 2024, there were no warrants that were exercised.

Total warrants outstanding as June 30, 2025, were as follows:

Type	Issue Date	Shares	Price	Expiration
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Placement Agent	2/4/2021	31,564	$3.88	2/4/2026
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	5/14/2021	166,536	$2.85	5/12/2026
Placement Agent	3/26/2025	70,000	$1.88	3/24/2030
		861,533

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended  June 30, 2025, the Company issued 153,307 shares of restricted stock, net of shares withheld to settle tax withholding, of which (a) 86,049 shares were issued to its Chief Executive Officer at a grant-date fair value of $1.51, based upon the closing price of the Company's common stock on the grant date, which vest ratably over a 3-year period and (b) 67,258 shares were granted to its directors, at a grant-date fair value of $1.51, based upon the closing price of the Company's common stock on the grant date which vested immediately upon the grant date of  June 26, 2025.

A summary of combined restricted stock, stock option and warrant activity for the nine months ended June 30, 2025, is as follows:

	Restricted Stock	Stock Options		Stock Warrants
	Awards	Awards	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, September 30, 2024	200,000	2,107,895	$2.25	804,533	$2.85
Granted	153,307	-	-	70,000	1.88
Exercised or redeemed	-	(137,500)	1.34	(13,000)	2.85
Forfeited	-	(170,667)	2.78	-	-
Expired	-	(251)	486.56	-	-
Outstanding, June 30, 2025	353,307	1,799,477	$2.20	861,533	$2.77
Options vested and exercisable, June 30, 2025		1,495,307	$2.44

As of June 30, 2025, the aggregate intrinsic value of options outstanding and exercisable was $271 thousand and $154 thousand, respectively, and the weighted-average remaining contractual term was 6.9 and 6.6 years, respectively.

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

Basic and diluted net (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(789)	$(305)	$(2,153)	$(1,529)
Redemption of Series C Convertible Preferred Stock	-	-	(331)	-
Net loss applicable to common shareholders	$(789)	$(305)	$(2,484)	$(1,529)

Denominator:
Weighted-average shares outstanding for basic earnings per share	11,945,350	10,417,609	10,956,127	10,417,609
Effect of dilutive securities:
Options	-	-	-	-
Warrants	-	13,154	-	13,154
Preferred stock	-	-	-	-
Weighted-average shares outstanding for diluted earnings per share	11,945,350	10,430,763	10,956,127	10,430,763

Basic net loss per share	$(0.07)	$(0.03)	$(0.23)	$(0.15)
Diluted net loss per share	$(0.07)	$(0.03)	$(0.23)	$(0.15)

Potential common stock equivalents excluded from the computation of diluted net (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Stock options	1,799,477	2,110,228	1,799,477	2,110,228
Warrants	861,533	1,689,734	861,533	1,689,734
Series C Convertible Preferred Stock	-	38,899	-	38,899

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2025	2024	2025	2024
United States	$3,221	$3,236	$9,663	$9,532
International	625	701	1,850	1,964
	$3,846	$3,936	$11,513	$11,495

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $0.6 million and $1.0 million as of June 30, 2025 and September 30, 2024, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2025	2024	2025	2024
Subscription	$2,573	$2,666	$7,834	$8,024
Maintenance	104	105	312	339
Hosting	445	242	1,076	746
Digital engagement services	724	923	2,290	2,386
	$3,846	$3,936	$11,512	$11,495

For the three and nine months ended June 30, 2025 and 2024, no single customer exceeded 10% of the Company’s total revenue.

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

The following table summarizes the classification and net change in deferred revenue as of and for the three and nine months ended June 30, 2025:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2024	$2,189	$345
(Decrease)	(366)	(15)
Balance as of December 31, 2024	$1,823	$330
Increase (decrease)	316	(29)
Balance as of March 31, 2025	$2,139	$301
Increase (Decrease)	37	(4)
Balance as of June 30, 2025	$2,176	$297

11.  Income Taxes

Provision for income taxes consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During each of the three months ended June 30, 2025 and 2024, the Company recognized a provision for income taxes of $5 thousand. During each of the nine months ended June 30, 2025 and 2024, the Company recognized a provision for income taxes of $15 thousand.

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three and nine months ended June 30, 2025 and 2024, the Company was also a lessee/sublessor for certain office locations.

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

The components of net lease costs were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Condensed Consolidated Statement of Operations:
Operating lease cost	$45	$50	$141	$169
Variable lease cost	17	16	49	66
Less: Sublease income, net	(18)	(18)	(54)	(106)
Total	$44	$48	$136	$129

Cash paid for amounts included in the measurement of lease liabilities was $113 thousand and $140 thousand for the nine months ended June 30, 2025 and 2024, all of which represents operating cash flows from operating leases. As of June 30, 2025, the weighted average remaining lease term was 2.2 years and the weighted average discount rate was 10.9%.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At June 30, 2025, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2025 (remaining)	$34	$12	$22
2026	69	72	(3)
2027	62	72	(10)
2028	22	24	(2)
Total lease commitments	187	180	7
Less: Amount representing interest	(21)
Present value of lease liabilities	166
Less: current portion	(79)
Operating lease liabilities, net of current portion	$87

As of June 30, 2025, the Company had lease commitments that extended to fiscal 2028.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of June 30, 2025 and September 30, 2024.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of June 30, 2025 and September 30, 2024, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of June 30, 2025, the Company was not engaged with any material legal proceedings.

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

Customer Information

We currently have over 2,000 active customers. For the three and nine months ended June 30, 2025 and 2024, no customer exceeded 10% of our revenue.

Results of Operations for the Three and Nine Months Ended June 30, 2025 compared to the Three and Nine Months Ended June 30, 2024

Total net revenue for each of the three months ended June 30, 2025 and 2024, was $3.8 million and $3.9 million, respectively. We had net loss of $(0.8) million and $(0.3) million for the three months ended June 30, 2025 and 2024, respectively. Included in the net loss for the three months ended June 30, 2025 and 2024, was a gain of $31 thousand and a gain of $88 thousand, respectively, as a result of the change in fair value of certain warrant liabilities. Basic and diluted loss per share attributable to common shareholders was $ (0.07) and $ (0.03) for the three months ended June 30, 2025 and 2024, respectively.

Total net revenue for each of the nine months ended June 30, 2025 and 2024, was $11.5 million and $11.5 million, respectively. We had net loss of $(2.2) million and $(1.5) million for the nine months ended June 30, 2025 and 2024, respectively. Included in the net loss for the nine months ended June 30, 2025 and 2024, was a loss of $(58) thousand and a gain of $81 thousand, respectively, as a result of the change in fair value of certain warrant liabilities. Basic and diluted loss per share attributable to common shareholders was $ (0.23) and $ (0.15) for the nine months ended June 30, 2025 and 2024, respectively.

(in thousands)	Three Months Ended June 30,						Nine Months Ended June 30,
Revenue	2025	%	2024	%	Change	% Change	2025	%	2024	%	Change	% Change
Subscription and perpetual licenses	$3,122	81%	$3,013	77%	$109	4%	$9,222	80%	$9,109	79%	$113	1%
Digital engagement services	724	19%	923	23%	(199)	(22)%	2,290	20%	2,386	21%	(96)	(4)%
Total net revenue	3,846		3,936		(90)	(2)%	11,512		11,495		17	0%

Cost of revenue
Subscription and perpetual licenses	934	30%	846	28%	88	10%	2,694	29%	2,533	28%	161	6%
Digital engagement services	364	50%	384	42%	(20)	(5)%	1,119	49%	1,180	49%	(61)	(5)%
Total cost of revenue	1,298	34%	1,230	31%	68	6%	3,813	33%	3,713	32%	100	3%
Gross profit	2,548	66%	2,706	69%	(158)	(6)%	7,699	67%	7,782	68%	(83)	(1)%

Operating expenses
Sales and marketing	1,297	34%	949	24%	348	37%	3,355	29%	2,803	24%	552	20%
General and administrative	774	20%	878	22%	(104)	(12)%	2,343	20%	2,425	21%	(82)	(3)%
Research and development	961	25%	1,008	26%	(47)	(5)%	3,144	27%	3,138	27%	6	0%
Depreciation and amortization	195	5%	201	5%	(6)	(3)%	585	5%	885	8%	(300)	(34)%
Restructuring and acquisition related expenses	10	0%	53	1%	(43)	(81)%	217	2%	68	1%	149	219%
Total operating expenses	3,237		3,089		148	5%	9,644		9,319		325	3%

Loss from operations	(689)		(383)		(306)	80%	(1,945)		(1,537)		(408)	27%
Interest expense and other, net	(126)		(5)		(121)	0%	(135)		(58)		(77)	133%
Change in fair value of warrant liabilities	31		88		(57)	(65)%	(58)		81		(139)	(172)%
Loss before income taxes	(784)		(300)		(484)	161%	(2,138)		(1,514)		(624)	41%
Provision for income taxes	5		5		-	0%	15		15		-	0%

Net loss	$(789)		$(305)		$(484)	159%	$(2,153)		$(1,529)		$(624)	41%

Non-GAAP Measure:
Adjusted EBITDA	$(330)		$3		$(333)	(11100)%	$(762)		$(197)		$(565)	287%

Revenue

Our revenue is derived from two sources: (i) subscription and perpetual licenses and (ii) digital engagement services.

Subscription and Perpetual Licenses

Revenue from subscription (SaaS) and perpetual licenses of $3.1 million for the three months ended June 30, 2025 increased from $3.0 million for the three months ended June 30, 2024.

Revenue from subscription (SaaS) and perpetual licenses of $9.2 million for the nine months ended June 30, 2025 increased from $9.1 million for the nine months ended June 30, 2024.

Subscription and perpetual licenses revenue as a percentage of total revenue of 81% for the three months ended June 30, 2025 increased from 77% for the three months ended June 30, 2024.

Subscription and perpetual licenses revenue as a percentage of total revenue of 80% for the nine months ended June 30, 2025 increased from 79% for the nine months ended June 30, 2024.

Digital Engagement Services

Revenue from digital engagement services of $0.7 million for the three months ended June 30, 2025 decreased from $0.9 million for the three months ended June 30, 2024.

Revenue from digital engagement services of $2.3 million for the nine months ended June 30, 2025 decreased from $2.4 million for the nine months ended June 30, 2024.

Digital engagement services revenue as a percentage of total revenue of 19% for the three months ended June 30, 2025 decreased from 23% for the three months ended June 30, 2024.

Digital engagement services revenue as a percentage of total revenue of 20% for the nine months ended June 30, 2025 decreased from 21% for the nine months ended June 30, 2024.

The decrease in revenue from digital engagement services for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was a result of additional services volumes in the three months ended June 30, 2024, which included a large customer project.

Cost of Revenue

Total cost of revenue of $1.3 million for the three months ended June 30, 2025 increased from $1.2 million for the three months ended June 30, 2024.

Total cost of revenue of $3.8 million for the nine months ended June 30, 2025 increased from $3.7 million for the nine months ended June 30, 2024.

Cost of Subscription and Perpetual Licenses

Cost of subscription and perpetual licenses of $0.9 million for the three months ended June 30, 2025 increased from $0.8 million for the three months ended June 30, 2024.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual licenses revenue was 30% and 28% for the three months ended June 30, 2025 and 2024, respectively.

Cost of subscription and perpetual licenses of $2.7 million for the nine months ended June 30, 2025 increased from $2.5 million for the nine months ended June 30, 2024.

The cost of subscription and perpetual licenses as a percentage of subscription and perpetual licenses revenue was 29% and 28% for the nine months ended June 30, 2025 and 2024, respectively.

The changes in cost of subscription and perpetual licenses are primarily due to higher server costs.

Cost of Digital Engagement Services

Cost of digital engagement services of $0.4 million for the three months ended June 30, 2025 decreased from $0.4 million for the three months ended June 30, 2024.

The cost of total digital engagement services as a percentage of total digital engagement services revenue was 50% and 42% for the three months ended June 30, 2025 and 2024, respectively.

Cost of digital engagement services of $1.1 million for the nine months ended June 30, 2025 decreased from $1.2 million for the nine months ended June 30, 2024.

The cost of total digital engagement services as a percentage of total digital engagement services revenue was 49% for each of the nine months ended June 30, 2025 and 2024.

The changes in cost of digital engagement services is primarily due to lower personnel costs.

Gross Profit

Gross profit of $2.5 million for the three months ended June 30, 2025 decreased from $2.7 million for the three months ended June 30, 2024.

The gross profit margin was 66% and 69% for the three months ended June 30, 2025 and 2024, respectively.

Gross profit of $7.7 million for the nine months ended June 30, 2025 decreased from $7.8 million for the nine months ended June 30, 2024.

The gross profit margin was 67% and 68% for the nine months ended June 30, 2025 and 2024, respectively.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $1.3 million for the three months ended June 30, 2025 increased from $0.9 million for the three months ended June 30, 2024.

Sales and marketing expense as a percentage of total revenue was 34% and 24% for the three months ended June 30, 2025 and 2024, respectively.

Sales and marketing expenses of $3.4 million for the nine months ended June 30, 2025 increased from $2.8 million for the nine months ended June 30, 2024.

Sales and marketing expense as a percentage of total revenue was 29% and 24% for the nine months ended June 30, 2025 and 2024, respectively.

The increase for the three months ended June 30, 2025 compared to the prior periods is primarily attributable to higher marketing spend on leads and conferences, partially offset by lower personnel costs.

The increase for the nine months ended June 30, 2025 compared to the prior periods is primarily attributable to higher personnel costs and higher marketing spend on leads and conferences.

General and Administrative Expenses

General and administrative expenses of $0.8 million for the three months ended June 30, 2025 decreased from $0.9 million for the three months ended June 30, 2024.

General and administrative expense as a percentage of total revenue was 20% and 22% for the three months ended June 30, 2025 and 2024.

General and administrative expenses of $2.3 million for the nine months ended June 30, 2025 decreased from $2.4 million for the nine months ended June 30, 2024.

General and administrative expense as a percentage of total revenue was 20% and 21% for the nine months ended June 30, 2025 and 2024.

The decreased for each of the comparable periods is primarily attributable to personnel costs.

Research and Development

Research and development expenses of $1.0 million for the three months ended June 30, 2025 decreased from $1.0 million for the three months ended June 30, 2024.

Research and development expenses as a percentage of total revenue was 25% and 26% for the three months ended June 30, 2025 and 2024, respectively.

Research and development expenses of $3.1 million for the nine months ended June 30, 2025 remained consistent with $3.1 million for the nine months ended June 30, 2024.

Research and development expenses as a percentage of total revenue was 27% for each of the nine months ended June 30, 2025 and 2024.

The decrease for the three months ended June 30, 2025 was primarily attributable to lower personnel costs.

Restructuring and Acquisition Related Expenses

Restructuring and acquisition related expenses were $10 thousand and $0.2 million for the three months and nine months ended June 30, 2025, respectively, compared to $53 thousand and $68 thousand in the three and nine months ended June 30, 2024.

The increase for the nine months ended June 30, 2025 was primarily attributable to personnel restructuring costs in the three months ended March 31, 2025.

Depreciation and Amortization

Depreciation and amortization expenses of $0.2 million for the three months ended June 30, 2025 remained consistent with $0.2 million for the three months ended June 30, 2024.

Depreciation and amortization as a percentage of total revenue was 5% for each of the three months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization expense was $0.6 million and $0.9 million for the nine months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization as a percentage of total revenue was 5% and 8% for the nine months ended June 30, 2025 and 2024, respectively.

The decrease for the nine months ended June 30, 2025 is primarily attributable to certain intangible assets that have become fully amortized.

Loss from Operations

The loss from operations was $(0.7) million and $(0.4) million for the three months ended June 30, 2025 and 2024, respectively.

The loss from operations was $(2.0) million and $(1.5) million for the nine months ended June 30, 2025 and 2024, respectively.

Interest expense and other, net

Interest expense and other, net, was $(126) thousand and $(5) thousand for the three months ended June 30, 2025 and 2024, respectively.

Interest expense and other, net, was $(135) thousand and $(58) thousand for the nine months ended June 30, 2025 and 2024, respectively.

The increase is primarily the result of stock-based compensation from restricted stock issued to board members in the three months ended June 30, 2025.

Change in fair value of warrant liabilities

We recognized a gain related to the change in fair value of warrant liabilities of $31 thousand and $88 thousand for the three months ended June 30, 2025 and 2024, respectively.

We recognized a (loss)/gain related to the change in fair value of warrant liabilities of $(58) thousand and $81 thousand for the nine months ended June 30, 2025 and 2024, respectively.

Provision for Income Taxes

The provision for income taxes was $5 thousand for each of the three months ended June 30, 2025 and June 30, 2024. The provision for income taxes was $15 thousand for each of the nine months ended June 30, 2025 and June 30, 2024. The provision for income taxes consists of estimated liability for federal and state income taxes owed by us.  Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We maintain a valuation allowance against its net deferred tax assets.

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

The following table reconciles net loss (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(789)	$(305)	$(2,153)	$(1,529)
Provision for income tax	5	5	15	15
Interest expense and other, net	3	5	12	58
Change in fair value of warrants	(31)	(88)	58	(81)
Amortization of intangible assets	183	184	549	796
Depreciation and other amortization	15	22	52	108
Restructuring and acquisition related charges	10	53	217	68
Stock-based compensation	274	127	488	368
Adjusted EBITDA	$(330)	$3	$(762)	$(197)

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $(0.8) million for the nine months ended June 30, 2025, compared to cash used in operating activities of $(1.0) million for the nine months ended June 30, 2024. The change in cash used in operating activities, compared to the prior period, was primarily due to changes in non-cash items, including amortization, depreciation, stock-based compensation, and changes in fair value of warrant liabilities, and changes in accounts receivable, prepaids and other current assets, and accounts payable and accrued liabilities.

Investing Activities

There was $(12) thousand cash used in investing activities for the nine months ended June 30, 2025 and $(24) thousand cash used in investing activities for the nine months ended June 30, 2024.

Financing Activities

Cash provided by financing activities was $1.5 million for the nine months ended June 30, 2025 primarily related to proceeds from the issuance of common stock of $2.0 million, less cash used for the redemption of Preferred Series C shares and $(0.2) million used for payment of long-term debt in the nine months ended June 30, 2025.

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

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases is $0.2 million, with obligations extending through January 2028. Debt payments on our various debt obligations total $0.3 million of which $0.2 million is expected to be paid in the next twelve months.

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

Accounting for Stock-Based Compensation

At June 30, 2025, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 8 of these condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2025.

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

None.

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

Bridgeline Digital, Inc.
(Registrant)

August 14, 2025	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

August 14, 2025	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)