Form 10-K
period 2025-09-30
Bridgeline Digital, Inc.
filed 2025-12-19
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $17.4 million based on the closing price of $1.47 of the issuer’s common stock, par value $0.001 per share, as reported by the Nasdaq Capital Market on March 28, 2025.

As of December 16, 2025, there were 12,224,399 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

BRIDGELINE DIGITAL, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED September 30, 2025

Forward Looking Statement

All statements included in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to: business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers, increasing our recurring revenue, our ability to attract new customers, our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third party applications that we do no control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock, the ability to maintain our listing on the Nasdaq Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission. Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Bridgeline Digital, Inc. assumes no obligation to, and does not currently intend to, update any such forward-looking statements, except as required by applicable law. We urge readers to review carefully the risk factors described herein and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

Bridgeline’s software is available through a cloud-based Software as a Service (“SaaS”) model. Additionally, Bridgeline’s software is available via a perpetual licensing business model, in which the software can reside on premises at the customer’s facility, or manage-hosted by Bridgeline.

Bridgeline Digital was incorporated under the laws of the State of Delaware on August 28, 2000.

The Company’s corporate headquarters is located in Woburn, Massachusetts. The Company maintains regional field offices serving the following geographical locations: Garden City, NY; Rosemont, IL; Atascadero, CA; Ontario, Canada; and Brussels, Belgium.

The Company has four wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd., located in Bangalore, India; Bridgeline Digital Canada, Inc., located in Ontario, Canada; Hawk Search Inc. located in Rosemont, Illinois and Bridgeline Digital Belgium BV, located in Brussels, Belgium.

Developments

HawkSearch was ranked #1 in the 2025 Gartner® Critical Capabilities Report for the B2B Search Use Case.

Bridgeline launched multiple new Artificial Intelligence (“AI”) product enhancements this year, including Agentic AI, Generative AI (“GenAI”), Retrieval Augmented Generation (“RAG”), Large Language Models (“LLMs”) and Small Language Models.

Bridgeline’s tailored approach to AI (versus a general non-configurable approach) allows the Company's customers to adjust the look and tuning of their website, and the assistance of AI Agents helps to reduce overhead costs by automating backend work and grow online revenue.

Bridgeline also allows its customers to select their own AI foundation models, do fine tuning, and even use different models for different parts of their eCommerce site.

Bridgeline has the following nine (9) AI-powered products in its Hawk AI suite:

●	Smart Search – AI search using Large Language Models and Retrieval Augment Generation (“RAG”).
o	Concept Search – Empower shoppers to find products by describing their goals in any language.
o	Image Search – Empower shoppers to find products by describing what a product looks like.
o	Visual Search – Empower shoppers to find products using images from a camera.

●	Smart Response – Generative AI to create an interactive shopping experience.
o	Smart Answer – Provide answers to questions asked by shoppers.
o	Smart Summary – Provide a concise summary of complex product information to shoppers.
o	Smart Facets – AI powered hierarchical categorization of products based on shopper search queries.

●	Smart Agents – Agentic AI
o	Merchandising Assistant – Collaborative AI to help Bridgeline’s customers grow online revenue with AI Agents.
o	Search Assistant – AI agent to help shoppers automate purchases from HawkSearch powered websites.
o	Analytics Assistant – AI agents to generate reports for merchandisers to tune their HawkSearch implementation.

Products and Services

Subscription

Bridgeline’s software is available through a cloud-based SaaS model. Bridgeline's software is either manage hosted by Bridgeline, or available under a perpetual licensing business model, in which the software can reside on premises at the customer’s facility. This software is reported as Subscription in the accompanying consolidated financial statements.

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

HawkSearch has integrations and partner relationships with platforms such as Adobe, BigCommerce, Optimizely, Sitefinity, Shopify, Unilog and others.

●

Celebros Search is a commerce-oriented, site search product that provides Natural Language Processing and incorporates artificial intelligence to present relevant search results based on long-tail keyword searches. Celebros Search is a semantic search and conversion technology that is available in seven languages. Celebros Search has plug-ins into the Unbound Commerce offering, in addition to many other third-party Commerce platforms such as Adobe, Hybris and Shopify.

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

Bridgeline offers Unbound as a Digital Experience Platform.

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

Services

Revenue from all services is reported as “Services” in the accompanying consolidated financial statements.

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

For the years ended September 30, 2025 and 2024, no customer exceeded 10% of the Company’s total revenues.

We also pursue strategic alliances and partnerships to enhance the sales and distribution opportunities of Bridgeline intellectual property. We currently have partner relationships with platforms such as Adobe, BigCommerce, Optimizely, Sitefinity, Shopify, Unilog and others.

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

Research and Development

We have research and development activities focusing on creating new products and innovations, product enhancements, and funding future market opportunities. Research and development expenses were approximately $4.0 million or 26% of revenues and $4.2 million or 27% of revenues during fiscal 2025 and 2024, respectively.

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

As of September 30, 2025, we had approximately 40 full-time employees. Of our full-time employees, approximately 30 were in the United States and the remaining were based in various international locations, primarily Canada. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Competition

The markets for our products and services, including eCommerce platform software, eMarketing software, software for web content management, web analytics software and services are highly competitive, fragmented, and rapidly changing. Barriers to entry in such markets remain relatively low. The markets are significantly affected by new product introductions and other market activities of industry participants. With the introduction of new technologies and market entrants, we expect competition to persist and intensify in the future.

We believe we compete adequately with others and we distinguish ourselves from our competitors in a number of ways, including:

●

Many AI software providers are offering a one size fits all solution for their customers which lack customer specific rules and insights, or what we call “Merchandising Capabilities” that power the underlying AI and Machine Learning features. Bridgeline allows customers to tailor an AI that is specific to their needs.

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

We incurred a net loss of approximately $(2.5) million for the year ended September 30, 2025. Since our inception in 2000 and through fiscal 2019, in fiscal 2021, and from fiscal 2023 through 2025, we have incurred net losses, and may do so again. As of September 30, 2025, we had an accumulated deficit of approximately $(94) million. Our prior losses have had an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of any future losses or when we may become profitable. If we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

The average shares traded per day in fiscal 2025 was approximately 99,000 shares per day compared to approximately 41,000 for fiscal 2024, and 56,000 for fiscal 2023. Our average trading volume of our common stock can be very sporadic and may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. A low trading volume may also reduce the fair market value of the shares of our common stock. Accordingly, there can be no assurance that the price of our common stock will reflect our actual value. There can be no assurance that the daily trading volume of our common stock will increase or improve.

The market price of our common stock is volatile, which could adversely affect your investment in our common stock.

The market price of our common stock is volatile and could fluctuate significantly for many reasons, including, without limitation: as a result of the risk factors listed in this Annual Report on Form 10-K; actual or anticipated fluctuations in our operating results; and general economic and industry conditions. During fiscal 2025, the closing price of our common stock as reported by the Nasdaq Capital Market fluctuated between $1.05 and $2.80. We are required to meet certain financial criteria in order to maintain our listing on the Nasdaq Capital Market. One such requirement is that we maintain a minimum closing bid price of at least $1.00 per share for our common stock. If we fail this requirement then Nasdaq will issue a notice that we are not in compliance and we will need to take corrective actions in order to not be delisted. Such corrective actions could include a reverse stock split, which may adversely affect the liquidity of our common stock. Additionally, there is no way to guarantee that such a measure, if implemented, would help us regain compliance with Nasdaq’s minimum bid price requirement or maintain compliance with its other listing rules.

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

Our management periodically evaluates information on evolving cybersecurity risks and, based on its assessment of the processes the Company has put in place, does not believe there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition. Further, we have not had any cybersecurity incidents in 2025, and through the date of filing of this Form 10-K.

While prior incidents have not had a material impact on us, future incidents could have a material adverse effect on our business, results of operations and cash flows. For additional information about our cybersecurity risks, see Item 1A — Risk Factors on this Annual Report on Form 10-K.

Item 2. Properties.

The following table lists our office locations, all of which are leased:

Geographic Location	Address	Description
Woburn, Massachusetts	100 Sylvan Rd, Suite G-700, Woburn, MA 01801	Professional office space
Garden City, New York	229 7th Street, Suite 306, Garden City, NY 11530	Professional office space
Rosemont, Illinois	5600 North River Rd, Suite 100, Rosemont, IL 60018	Professional office space
Atascadero, California	6225 Atascadero Ave, Atascadero, CA 93422	Professional office space
Ontario, Canada	Perth Mews RO, Perth, ON K7H 3A0, Canada	PO Box
Brussels, Belgium	Cours Saint Michel 30B, 1040 Etterbeek, Brussels, Belgium	Professional office space

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

Number of Stockholders

As of December 18, 2025, we had approximately 60 stockholders of record. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 6,000.

Dividend Policy

We have not declared or paid cash dividends on our common stock and do not plan to pay cash dividends to our common stockholders in the near future.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

There were approximately $0.7 million in sales of unregistered equity securities during the fiscal year ended September 30, 2025.

On March 25, 2025, the Company separately entered into a form subscription agreement with certain accredited investors relating to a private placement transaction and sale (the “Private Placement”) of 473,979 unregistered shares of the Company's common stock at an offering price of $1.52 per share, for aggregate gross proceeds from the Private Placement of $720 thousand before deducting related offering expenses. Proceeds after deducting offering expenses was $700 thousand. The private placement closed on March 26, 2025.

The offer and sale of the securities were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

Item 6. [Reserved].

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

Overview

We are an AI-powered marketing technology company that offers a suite of products that help companies grow online revenue by driving more visitors to their websites, converting more visitors to purchasers, and increasing average order value per purchaser.

All of our software is available through a cloud-based Software as a Service (“SaaS”) model, whose flexible architecture provides customers hosting and support. Additionally, Unbound and HawkSearch have the option to be available via a traditional perpetual licensing business model, in which the software can reside on a dedicated infrastructure either on premises at the customer’s facility, or manage-hosted by Bridgeline via a cloud-based, dedicated hosted services model.

The product offerings include:

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

Each of our product offerings goes to market through two main types of partnerships. The first partner category includes platforms such as Adobe, BigCommerce, Optimizely, Sitefinity, Shopify, Unilog and others. Our software often embeds directly into these platforms through connectors and SDK solutions that we develop in concert with each platform. The second category includes web-development agencies which typically have deep relationships with end-customers and have the technical expertise to implement our software solutions according to client needs, platform requirements, and industry standards.

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

Customer Information

We currently have over 2,000 active customers. For the years ended September 30, 2025 and 2024, no customers exceeded 10% of our total revenue.

Summary of Results of Operations

Total revenue for the fiscal year ended September 30, 2025 (“fiscal 2025”) remained consistent at $15.4 million when compared to fiscal year ended September 30, 2024 (“fiscal 2024”). The loss from operations for fiscal 2025 was $(2.4) million, compared with a loss from operations of $(2.0) million for fiscal 2024. We had a net loss for fiscal 2025 of $(2.5) million, which included a loss of approximately $4 thousand as a result of the change in fair value of certain warrant liabilities, compared with a net loss of $(2.0) million, which included a gain of approximately $0.1 million as a result of the change in fair value of certain warrant liabilities, in fiscal 2024. Basic and diluted net loss per share attributable to common stockholders for fiscal 2025 was $(0.25) compared with the equivalent basic and diluted net loss per share attributable to common stockholders of $(0.19) for fiscal 2024.

(in thousands)	Year Ended September 30,
					$	%
	2025	%	2024	%	Change	Change
Net Revenue
Subscription	$12,355	80%	$12,134	79%	$221	2%
Services	3,028	20%	3,224	21%	(196)	(6)%
Total net revenue	15,383		15,358		25	0%

Cost of revenue
Subscription	3,654	30%	3,392	28%	262	8%
Services	1,488	49%	1,532	48%	(44)	(3)%
Total cost of revenue	5,142	33%	4,924	32%	218	4%
Gross profit	10,241	67%	10,434	68%	(193)	(2)%

Operating expenses
Sales and marketing	4,474	29%	3,715	24%	759	20%
General and administrative	3,149	20%	3,282	21%	(133)	(4)%
Research and development	4,024	26%	4,160	27%	(136)	(3)%
Depreciation and amortization	779	5%	1,086	7%	(307)	(28)%
Restructuring and acquisition related expenses	242	2%	210	1%	32	15%
Total operating expenses	12,668		12,453		215	2%

Loss from operations	(2,427)		(2,019)		(408)	20%
Interest expense and other, net	(126)		(61)		(65)	107%
Change in fair value of warrant liabilities	(4)		76		(80)	(105)%
Loss before income taxes	(2,557)		(2,004)		(553)	28%
Provision for benefit from income taxes	(39)		(43)		4	(9)%

Net loss	$(2,518)		$(1,961)		$(557)	28%
Redemption of Series C Convertible Preferred Stock	(331)		-		(331)	(100)%
Net loss attributable to common shareholders	$(2,849)		$(1,961)		$(888)	45%

Non-GAAP Measure:
Adjusted EBITDA	$(931)		$(192)		$(739)	385%

Revenue

Our revenue is derived from two sources: (i) Subscription and (ii) Services.

Subscription

Subscription revenue of $12.4 million in fiscal 2025 increased $0.2 million, or 2%, from $12.1 million in fiscal 2024. Subscription revenue as a percentage of total revenue increased to 80% in fiscal 2025 from 79% in fiscal 2024.

Services

Services revenue is comprised of implementation and retainer-related services. Total revenue from services of $3.0 million in fiscal 2025 decreased (6)% from $3.2 million in fiscal 2024. Services revenue as a percentage of total revenue decreased to 20% in fiscal 2025 from 21% in fiscal 2024.

Overall

Bridgeline’s Core products, led by HawkSearch, grew by 16% to $8.9 million in fiscal 2025 (representing 58% of total revenue) from $7.7 million in fiscal 2024 (representing 50% of total revenue). Bridgeline revenue was flat in fiscal 2025 compared to fiscal 2024, with growth in Core products, led by HawkSearch, offset by lower revenue in certain legacy products.

Cost of Revenue

Total cost of revenue for fiscal 2025 of $5.1 million increased $0.2 million, or 4% compared to the prior period.

Cost of Subscription Revenue

Cost of subscription revenue of $3.7 million in fiscal 2025 increased $0.3 million, or 8%, from $3.4 million in fiscal 2024. The increase in cost of subscription revenue in fiscal 2025 compared to fiscal 2024 is primarily due to higher costs to operate our cloud-based hosting model with Amazon Web Services, offset by a decrease in personnel costs. The cost of subscription revenue as a percentage of subscription revenue increased to 30% in fiscal 2025 from 28% in fiscal 2024.

Cost of Services Revenue

Cost of services revenue of $1.5 million in fiscal 2025 and 2024 remained consistent. The cost of total services revenue as a percentage of total services revenue increased slightly to 49% in fiscal 2025 from 48% in fiscal 2024. This increase is primarily due to the overall increase in personnel costs relative to total subscription revenue.

Gross Profit

Gross profit of $10.2 million decreased $(0.2) million, or (2)%, in fiscal 2025 compared to $10.4 million for fiscal 2024. The gross profit margin was 67% and 68% for fiscal 2025 and 2024, respectively.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $4.5 million in fiscal 2025 increased $0.8 million, or 20%, from $3.7 million in fiscal 2024. Sales and marketing expense as a percentage of total revenue increased to 29% in fiscal 2025 compared to 24% in fiscal 2024. The increase compared to the prior period is primarily attributable to higher marketing spend on leads and conferences, partially offset by lower personnel costs.

General and Administrative Expenses

General and administrative expenses of $3.1 million in fiscal 2025 decreased $(0.1) million, or (4)%, from $3.3 million in fiscal 2024. General and administrative expense as a percentage of revenue was 20% in fiscal 2025 compared to 21% in fiscal 2024. The decrease compared to the prior period is primarily attributable to lower personnel costs.

Research and Development

Research and development expense of $4.0 million in fiscal 2025 decreased $(0.1) million, or (3)%, from $4.2 million in fiscal 2024. Research and development expense as a percentage of total revenue decreased to 26% in fiscal 2025 compared to 27% for fiscal 2024. These decreases compared to the prior period are primarily attributable to lower personnel costs.

Depreciation and Amortization

Depreciation and amortization expense of $0.8 million in fiscal 2025 decreased by $(0.3) million, or (28)%, from $1.1 million in fiscal 2024. Depreciation and amortization as a percentage of total revenue decreased to 5% in fiscal 2025 compared to 7% for fiscal 2024.  The decrease was due to intangible assets that became fully amortized.

Restructuring and Acquisition Related Expenses

Restructuring and acquisition related expenses of $0.2 million in fiscal 2025 remained consistent with 2024. During fiscal 2025 and 2024, expenses incurred were related to severance and merger and acquisition costs.

Loss from Operations

The loss from operations was $(2.4) million for fiscal 2025 compared to a loss from operations of $(2.0) million for fiscal 2024, an increase of $0.4 million or 20%.

Interest expense and other, net

Interest expense and other, net, was $(0.1) million of income in fiscal 2025 and 2024, which primarily consisted of non-recurring, non-operating costs.

Change in fair value of warrant liabilities

The Company recognized a loss related to the change in fair value of warrant liabilities of $4 thousand for fiscal 2025, and a gain related to the change in fair value of warrant liabilities of $0.1 million for fiscal 2024.

Provision for Income Taxes

The provision for (benefit from) income taxes was $ (39)thousand for fiscal 2025 and $(43) thousand for fiscal 2024. Income tax expense consists of estimated liability for federal and state income taxes owed by the Company. Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company maintains a valuation allowance against its net deferred tax assets. As of September 30, 2025 and 2024, the Company had a valuation allowance on its net deferred tax assets of $11.7 million and $11.3 million, respectively.

The federal NOL carryforward is approximately $37.4 million as of September 30, 2025 of which $29.0 million is subject to the 20-year carryforward and expires on various dates through 2038. The remaining federal NOL carryforward of $8.4 million is indefinite.

Net operating losses for taxable years beginning after December 31, 2017 carry forward indefinitely. Internal Revenue Code Section 382 places certain limitations on the amount of taxable income that can be offset by NOL carryforwards after a change in control of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation on utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards. The Company also has approximately $51.5 million in state NOLs which expire on various dates through 2045.

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

The following table reconciles net income (loss) (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA:

	Year Ended September 30,
	2025	2024
Net loss	$(2,518)	$(1,961)
Provision for (benefit from) income tax	(39)	(43)
Interest expense and other, net	4	61
Change in fair value of warrants	4	(76)
Amortization of intangible assets	732	982
Depreciation and other amortization	62	130
Restructuring and acquisition related charges	242	210
Stock-based compensation	582	505
Adjusted EBITDA	$(931)	$(192)

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $(1.1) million during fiscal 2025 compared to $(0.8) million during fiscal 2024. The change in cash used in operating activities compared to the prior period was primarily due to a decrease in net earnings and changes in non-cash items, including changes in fair value of warrant liabilities, and amortization of intangible assets, and changes to accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, as well as deferred revenue.

Investing Activities

Cash used in investing activities was $(18) thousand during fiscal 2025 compared to $(29) thousand during fiscal 2024. Cash used in investing activities during fiscal 2025 and 2024was related primarily to purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $1.4 million during fiscal 2025 compared with cash used in financing activities of $(0.2) million during fiscal 2024. Cash provided by financing activities during fiscal 2025 was primarily related to proceeds from the issuance of common stock, less cash used for the redemption of Preferred Series C shares and used for payment of long-term debt, and in fiscal 2024, payments of long-term debt was primarily used in financing activities.

Capital Resources and Liquidity Outlook

The Company has historically incurred operating losses and used cash on hand and from financing activities to fund operations as well as develop new products. The Company is continuing to maintain tight control over discretionary spending for the 2026 fiscal year. The Company believes that future revenues and cash flows will supplement its working capital and it has an appropriate cost structure to support future revenue growth.

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

On March 24, 2025, the Company entered into a Securities Purchase Agreement with purchasers, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $1.50 per share, for aggregate gross proceeds from the offering of approximately $1.5 million before deducting the placement agent fee and related offering expenses (see Note 12). Proceeds after deducting offering expenses was $1.3 million.

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

Contractual Obligations

We lease all our office space locations. The gross obligations for operating leases and subleases are  $0.1 million, with obligations extending through January 2028. Debt payments on our various debt obligations total $0.3 million, of which $0.2 million is expected to be paid in the next twelve months.

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

Revenue Recognition

Overview

We derive our revenue from two sources: (i) Subscription, which are comprised of software subscription fees (“SaaS”), hosting and related services, maintenance for post-customer support (“PCS”) on perpetual licenses, and perpetual software licenses, and (ii) Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering search. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”, do not take possession of the software.

Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. If the consideration promised in a contract includes a variable amount, for example, overage fees, contingent fees or service level penalties, we include an estimate of the amount we expect to receive for the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur. Our subscription arrangements are non-cancelable and do not contain refund-type provisions. Revenue is reported net of applicable sales and use tax.

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

Customer Payment Terms

Payment terms with customers typically require payment 30 days from invoice date. Payment terms may vary by customer but generally do not exceed 45 days from invoice date. Invoicing for services are either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoices for subscriptions and hosting are typically issued monthly and are generally due in the month of service. Our subscription and hosting agreements provide for refunds when service is interrupted for an extended period of time and are reserved for in the month in which they occur, if necessary.

Our services agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise a concern over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

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

Accounting for Stock-Based Compensation

At September 30, 2025, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 12 – Stockholders’ Equity of these consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Bridgeline Digital, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgeline Digital, Inc. and Subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2021.

/s/ PKF O'Connor Davies, LLP

New York, New York

December 18, 2025

PCAOB ID No. 127

BRIDGELINE DIGITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,626	$1,390
Accounts receivable, net	1,542	1,288
Prepaid expenses and other current assets	310	269
Total current assets	3,478	2,947
Property and equipment, net	46	74
Operating lease assets	134	163
Intangible assets, net	3,176	3,908
Goodwill, net	8,468	8,468
Other assets	24	42
Total assets	$15,326	$15,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$156	$282
Current portion of operating lease liabilities	61	157
Accounts payable	1,684	1,112
Accrued liabilities	819	988
Deferred revenue	2,262	2,189
Total current liabilities	4,982	4,728

Long-term debt, net of current portion	170	244
Operating lease liabilities, net of current portion	73	6
Warrant liabilities	102	98
Other long-term liabilities	431	520
Total liabilities	5,758	5,596

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
Series C Convertible Preferred stock: 11,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and 350 shares issued and outstanding at September 30, 2024	-	-
Common stock - $0.001 par value; 50,000,000 shares authorized; 12,224,399 shares issued and outstanding at September 30, 2025 and 10,417,609 shares issued and outstanding at September 30, 2024	12	10
Additional paid-in capital	103,924	101,833
Accumulated deficit	(94,056)	(91,538)
Accumulated other comprehensive loss	(312)	(299)
Total stockholders’ equity	9,568	10,006
Total liabilities and stockholders’ equity	$15,326	$15,602

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended September 30,
	2025	2024
Net revenue:
Subscription	$12,355	$12,134
Services	3,028	3,224
Total net revenue	15,383	15,358

Cost of revenue:
Subscription	3,654	3,392
Services	1,488	1,532
Total cost of revenue	5,142	4,924
Gross profit	10,241	10,434

Operating expenses:
Sales and marketing	4,474	3,715
General and administrative	3,149	3,282
Research and development	4,024	4,160
Depreciation and amortization	779	1,086
Restructuring and acquisition related expenses	242	210
Total operating expenses	12,668	12,453

Loss from operations	(2,427)	(2,019)
Interest expense and other, net	(126)	(61)
Change in fair value of warrant liabilities	(4)	76
Loss before income taxes	(2,557)	(2,004)
Provision for (benefit from) income taxes	(39)	(43)

Net loss	$(2,518)	$(1,961)
Redemption of Series C Convertible Preferred Stock	(331)	-
Net loss attributable to common shareholders	$(2,849)	$(1,961)

Net loss per share attributable to common stockholders:
Basic	$(0.25)	$(0.19)
Diluted	$(0.25)	$(0.19)
Number of weighted average shares outstanding:
Basic	11,227,586	10,417,609
Diluted	11,227,586	10,417,609

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

	Year Ended September 30,
	2025	2024
Net loss	$(2,518)	$(1,961)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(13)	(51)
Comprehensive loss	(2,531)	(2,012)
Redemption of Series C Convertible Preferred Stock	(331)	-
Comprehensive loss attributable to common shareholders	$(2,862)	$(2,012)

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2023	350	$-	10,417,609	$10	$101,275	$(89,577)	$(248)	$11,460
Stock-based compensation expense	-	-	-	-	558	-	-	558
Net loss	-	-	-	-	-	(1,961)	-	(1,961)
Foreign currency translation	-	-	-	-	-	-	(51)	(51)
Balance at September 30, 2024	350	$-	10,417,609	$10	$101,833	$(91,538)	$(299)	$10,006
Stock-based compensation expense	-	-	-	-	582	-	-	582
Redemption of Series C Convertible Preferred Stock (Note 12)	(350)	-	-	-	(331)	-	-	(331)
Issuance of common stock, net of offering costs	-	-	1,473,979	2	1,981	-	-	1,983
Issuance of common stock - stock options exercised	-	-	67,173	-	20	-	-	20
Withholding tax on share-based compensation (Note 12)	-	-	-	-	(161)	-	-	(161)
Issuance of restricted common stock	-	-	265,638	-	-	-	-	-
Net loss	-	-	-	-	-	(2,518)	-	(2,518)
Foreign currency translation	-	-	-	-	-	-	(13)	(13)
Balance at September 30, 2025	-	$-	12,224,399	$12	$103,924	$(94,056)	$(312)	$9,568

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,518)	$(1,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	732	982
Depreciation and other amortization	62	130
Change in fair value of warrant liabilities	4	(76)
Stock-based compensation	582	558
Deferred income taxes	(57)	(65)
Changes in operating assets and liabilities
Accounts receivable	(261)	(280)
Prepaid expenses and other current assets	(38)	7
Other assets	5	3
Accounts payable and accrued liabilities	321	(160)
Deferred revenue	105	95
Other liabilities	(41)	2
Total adjustments	1,414	1,196
Net cash used in operating activities	(1,104)	(765)
Cash flows used in investing activities:
Purchase of property and equipment	(18)	(29)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	1,983	-
Proceeds from stock option exercised	20	-
Redemption of Series C Convertible Preferred Stock and warrants	(331)	-
Withholding tax on share-based compensation	(86)	-
Payments of long-term debt	(226)	(209)
Net cash provided by (used in) financing activities	1,360	(209)
Effect of exchange rate changes on cash and cash equivalents	(2)	16
Net increase (decrease) in cash and cash equivalents	236	(987)
Cash and cash equivalents at beginning of year	1,390	2,377
Cash and cash equivalents at end of year	$1,626	$1,390
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$17	$29
Income taxes	$21	$21
Non-cash financing activities:
Withholding tax included in accounts payable	$75	$-

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

Bridgeline’s software is available through a cloud-based Software as a Service (“SaaS”) model. Additionally, Bridgeline’s software is available via a perpetual licensing business model, in which the software can reside on premises at the customer’s facility, or manage-hosted by Bridgeline. Bridgeline’s product offerings include:

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

The Company’s corporate headquarters is located in Woburn, Massachusetts. The Company maintains regional field offices serving the following geographical locations: Garden City, NY; Rosemont, IL; Atascadero, CA; Ontario, Canada; and Brussels, Belgium.

Liquidity and Management’s Plans

The Company has historically incurred operating losses and used cash on hand and from financing activities to fund operations as well as develop new products. The Company is continuing to maintain tight control over discretionary spending for the 2026 fiscal year. The Company believes that future revenues and cash flows will supplement its working capital and it has an appropriate cost structure to support future revenue growth.

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

On March 24, 2025, the Company entered into a Securities Purchase Agreement with purchasers, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $1.50 per share, for aggregate gross proceeds from the offering of approximately $1.5 million before deducting the placement agent fee and related offering expenses (see Note 12). Proceeds after deducting offering expenses was $1.3 million.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these consolidated financial statements are the valuation of accounts receivable, including the adequacy of the allowance for credit losses, valuation of long-lived assets, recognition and measurement of deferred revenues, fair value measurements related to the valuation of warrants and deferred tax valuation allowance. The complexity of the estimation process and factors relating to assumptions, risks and uncertainties inherent with the use of the estimates affect the amount of revenue and related expenses reported in the Company’s consolidated financial statements. Internal and external factors can affect the Company’s estimates. Actual results could differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company derives its revenue from two sources: (i) Subscription, which are comprised of software subscription fees (“SaaS”), hosting and related services, maintenance for post-customer support (“PCS”) on perpetual licenses, and perpetual software licenses, and (ii) Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering search. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS,” do not take possession of the software.

Revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. If the consideration promised in a contract includes a variable amount, for example, overage fees, contingent fees or service level penalties, the Company includes an estimate of the amount it expects to receive for the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s subscription arrangements are non-cancelable and do not contain refund-type provisions. Revenue is reported net of applicable sales and use tax.

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

Customer Payment Terms

Payment terms with customers typically require payment 30 days from invoice date. Payment terms may vary by customer but generally do not exceed 45 days from invoice date. Invoicing for services is either monthly or upon achievement of milestones and payment terms for such billings are within the standard terms described above. Invoices for subscriptions and hosting are typically issued monthly and are generally due in the month of service.

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

Software development costs that are capitalized are amortized to cost of sales over the estimated useful life of the software, typically three years. Capitalization ceases when a product is available for general release to customers. Capitalization costs are included in other assets in the consolidated financial statements. The Company did not incur any development costs during fiscal 2025 and fiscal 2024.

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

In addition, the Company’s evaluation considers non-financial data such as market trends, product development cycles and changes in management’s market emphasis. For the definite-lived intangible asset impairment review, the carrying value of the intangible assets is compared against the estimated undiscounted cash flows to be generated over the remaining life of the intangible assets. To the extent that the undiscounted future cash flows are less than the carrying value, the fair value of the asset is determined. If such fair value is less than the current carrying value, the asset is written down to the estimated fair value. There were no impairments of long-lived assets in fiscal 2025 or 2024.

Business Combinations

The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows and discounts rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through acquisition related expenses on the consolidated statements of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability for each reporting period and recognizes changes in the fair value through income (loss) before income taxes within the consolidated statements of operations.

Foreign Currency

The Company determines the appropriate method of measuring assets and liabilities as to whether the method should be based on the functional currency of the entity in the environment in which it operates or the reporting currency of the Company, the U.S. dollar. The Company has determined that the functional currency of its foreign subsidiaries are the local currencies of their respective jurisdictions. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Equity accounts are translated at historical rates, except for the change in retained earnings as a result of the income statement translation process. Revenue and expense items are translated into U.S. dollars at average exchange rates for the period. The adjustments are recognized as a separate component of stockholders’ equity and are included in accumulated other comprehensive income (loss). The Company’s foreign currency translation net gains (losses) for fiscal 2025 and 2024 were $(13) and $(51), respectively. Transaction gains and losses related to monetary assets and liabilities denominated in a currency different from a subsidiary’s functional currency are included in the consolidated statements of operations.

Segment Information

The Company operates as one operating segment, Software, in the business of marketing technology. Our chief executive officer is our chief operating decision makers ("CODM"), and reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

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

Advertising Costs

Advertising costs are expensed when incurred. Such costs were $534 thousand and $74 thousand for fiscal 2025 and 2024, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Employee Benefits

The Company sponsors a contributory 401(k) plan allowing all full-time employees who meet prescribed service requirements to participate. The Company is not required to make matching contributions, although the plan provides for discretionary contributions by the Company. The Company made no contributions in either fiscal 2025 or fiscal 2024.

Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. Key provisions of the OBBBA including making permanent certain aspects of the Tax Cuts and Jobs Act, which was enacted into U.S. law on December 22, 2017.  This includes modifying certain international tax rules and restoring provisions that accelerate deductions for certain business investments and expenditures.  The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in subsequent years.  The OBBBA did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended September 30, 2025, and the Company does not expect the changes to have a material impact on the provision of income taxes or net income in the future periods.

Effective in the current fiscal year ended September 30, 2025, foreign jurisdictions in which the Company operates have enacted legislation to adopt a minimum tax rate described in the Global Anti-Base Erosion tax model rules (referred to as GloBE or Pillar II) issued by the Organization for Economic Co-operation and Development (“OECD”). A minimum ETR of 15% would apply to multinational companies with consolidated revenue over €750 million.  Under the GloBE rules, a company would be required to determine a combined ETR for all entities located in a jurisdiction.  If the jurisdictional tax rate is less than 15%, an additional tax generally will be due to bring the jurisdictional effective tax rate up to 15%.  As of September 30, 2025,the Pillar II minimum tax does not apply on the Company’s full year results of operations or financial position.

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

Recently Adopted Accounting Standards

Segment Reporting

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024. The adoption of ASU 2023-07 did not have a material impact to the Company's consolidated financial statements other than enhanced disclosures. See Note 16.

Recently Issued Accounting Pronouncements Not Yet Effective

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

Intangibles—Goodwill and Other—Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU eliminates the concept of development stages and introduces a “probable-to-complete” threshold for capitalization of internal-use software costs. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is not expected to have a material impact.

Interim Reporting

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270). The ASU improves the navigability of the required interim disclosures and clarifies when the guidance is applicable, as well as provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2028. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is not expected to have a material impact.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future consolidated financial statements or related disclosures.

3. Accounts Receivable

Accounts receivable consist of the following:

	As of September 30,
	2025	2024
Accounts receivable	$1,887	$1,551
Allowance	(345)	(263)
Accounts receivable, net	$1,542	$1,288

As of and for the year ended September 30, 2025 one customer exceeded 10% of accounts receivable.  As of and for the year ended September 30, 2024, no customers exceeded 10% of accounts receivable.  As of and for the years ended September 30, 2025 and 2024, no customers exceeded 10% of the Company’s total revenues.

Allowance for Credit Losses

The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of October 1, 2024	$263
Provision for credit losses	190
Write-off/adjustments	(108)
Balance as of September 30, 2025	$345

4. Property and equipment

Property and equipment consist of the following:

	As of September 30,
	2025	2024
Furniture and fixtures	$170	$166
Purchased software	18	18
Computer equipment	260	243
Leasehold improvements	203	205
Total cost	651	632
Less accumulated depreciation and amortization	(605)	(558)
Property and equipment, net	$46	$74

Depreciation and amortization on the above assets were $47 and $102 in fiscal 2025 and 2024, respectively.

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

The carrying value of the Company’s accounts receivable and accounts payable approximate their fair value due to their short-term nature. As of September 30, 2025 and 2024, the aggregate fair values of long-term debts were $0.3 million and $0.6 million, respectively, with an aggregate carrying value of $0.3 million and $0.5 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the consolidated financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 25.1% - 78.4% and 47.9%, respectively, as of September 30, 2025, and 21% - 55% and 40.3%, respectively, as of September 30, 2024. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of September 30, 2025		As of September 30, 2024
	Montage Capital	Series D Preferred	Montage Capital	Series D Preferred
Volatility	51.0%	72.1%	51.0%	52.5%
Risk-free rate	4.8%	3.7%	4.8%	3.7%
Stock price	$1.32	$1.32	$1.15	$1.15

The Company recognized a loss of $4 thousand and a gain of $0.1 million for the years ended September 30, 2025 and 2024, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs, primarily a change in the stock price and the risk-free rate, to the Monte Carlo option-pricing model.

The Company’s goodwill (see Note 6) was from arrangements resulting from acquisitions, completed in prior periods not presented. Assets and liabilities of the Company measured at fair value as of September 30, 2025 and 2024, are as follows.

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities:
Montage	$-	$-	$2	$2
Series D	-	-	100	100
Total warrant liabilities	$-	$-	$102	$102

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities:
Montage	$-	$-	$10	$10
Series D	-	-	88	88
Total warrant liabilities	$-	$-	$98	$98

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, as follows:

Warrant Liabilities
Balance at beginning of period, October 1, 2023	$174
Additions	-
Payments	-
Adjustment to fair value	(76)
Balance at end of period, September 30, 2024	$98
Additions	-
Exercises or payments	-
Adjustment to fair value	4
Balance at end of period, September 30, 2025	$102

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

Annual tests were performed at September 30, 2025 and 2024. Management performed a qualitative assessment that did not result in any impairment indicators at  September 30, 2025 and 2024.

Changes in the carrying value of goodwill are as follows:

	As of September 30,
	2025	2024
Balance at beginning of period	$8,468	$8,468
Impairments	-	-
Balance at end of period	$8,468	$8,468

7. Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of September 30,
	2025	2024
Domain and trade names	$519	$572
Customer related	2,542	3,048
Technology	115	288
Intangible, assets net	$3,176	$3,908

Total amortization expense related to intangible assets was $732 and $982 for the years ended September 30, 2025 and 2024, respectively, and is reflected in Operating expenses on the consolidated statements of operations. The estimated amortization expense for fiscal years 2026, 2027, 2028, 2029, 2030 and thereafter is $673, $558, $558, $475, $392 and $520, respectively.

8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30,
	2025	2024
Compensation and benefits	$659	$405
Professional fees	81	268
Other	79	315
Accrued liabilities	$819	$988

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

9. Restructuring and Acquisition Related Expenses

The Company incurred restructuring and acquisition related expenses of $0.2 million during each of the years ended September 30, 2025 and 2024, respectively, which are included in Restructuring and acquisition related expenses in the consolidated statements of operations.

10. Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling stockholders. The assumed debt obligations and seller note are denominated in Euros.

Long-term debt consists as follows:

	As of September 30,
	2025	2024
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$256	$325
Seller’s note payable, due to one of the selling stockholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matures in October 2026.	70	201
Total debt	326	526
Less current portion:	(156)	(282)
Long-term debt, net of current portion	$170	$244

At September 30, 2025, future maturities of long-term debt are as follows:

Fiscal year:
2026	$156
2027	85
2028	85
Total debt	$326

11. Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the years ended September 30, 2025 and 2024, the Company was also a lessee/sublessor for certain office locations.

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

The components of net lease costs were as follows:

	As of September 30,
	2025	2024
Operating lease cost	$187	$220
Variable lease cost	65	81
Less: Sublease income, net	(72)	(125)
Total	$180	$176

Cash paid for amounts included in the measurement of lease liabilities was $151 thousand and $177 thousand for the years ended September 30, 2025 and 2024, respectively, all of which represents operating cash flows from operating leases. As of September 30, 2025 and 2024, the weighted average remaining lease term was 2.2 and 1.0 years, respectively, and the weighted average discount rate was 11% and 9.4% for the years ended September 30, 2025 and 2024, respectively.

At September 30, 2025, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year, which have commenced, were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2026	$65	$72	$(7)
2027	65	72	(7)
2028	22	24	(2)
Total lease commitments	152	$168	$(16)
Less: Amount representing interest	(18)
Present value of lease liabilities	134
Less: Current portion	(61)
Operating lease liabilities, net of current portion	$73

As of September 30, 2025, the Company had lease commitments that extended to fiscal 2028.

Starting December 1, 2025, the Company will lease office space in Garden City, New York. The lease is for $7 thousand per month, through  March 31, 2031.

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

Series A Convertible Preferred Stock

The Company has designated 264,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The shares of Series A Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series A Preferred Stock to be converted, multiplied by the stated value of $10 and (ii) divided by the conversion price in effect at the time of conversion. As of September 30, 2025 and September 30, 2024, the Company had no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 5,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The shares of Series B Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series B Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. As of September 30, 2025 and September 30, 2024, the Company had no shares of Series B Preferred Stock outstanding.

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

The Company accounted for the redemption of the Series C Preferred Stock as a return to the preferred stockholder measured as the difference between the (i) purchase price allocated to the Series C Preferred Stock of $331 thousand and (ii) the carrying value of the Series C Preferred Stock, which was $0.  The difference of $331 thousand was recognized as a reduction in additional paid-in capital, in the absence of retained earnings, and is included as a component of net loss attributable to common shareholders. As of  September 30, 2025 and September 30, 2024, the Company had no shares of Series C Preferred Stock outstanding and 350 shares of Series C Preferred Stock outstanding, respectively.

Series D Convertible Preferred Stock

The Company has designated 4,200 shares of its preferred stock as Series D Convertible Preferred Stock (“Series D Preferred Stock”). The shares of Series D Preferred Stock  may be converted, at the option of the holder at any time, into such number of shares of common stock equal to (i) the number of shares of Series D Preferred Stock to be converted, multiplied by the stated value of $1,000 and (ii) divided by the conversion price in effect at the time of conversion. The Company  may not effect, and a holder will not be entitled to convert, the Series D Preferred Stock or exercise any Series D Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. As of   September 30, 2025 and September 30, 2024, the Company had no shares of Series D Preferred Stock outstanding.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Stock Incentive Plans

The Company has historically granted common stock, common stock warrants, and common stock option awards (the “Equity Awards”) to employees, consultants, advisors and former debt holders of the Company and to former owners and employees of acquired companies that have become employees of the Company.

On September 16, 2025, the stockholders approved a new stock incentive plan, the 2025 Stock Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2025 Plan provides for the issuance in the aggregate of up to 1,500,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of  September 30, 2025, there were 200,000 options and 112,331 restricted stock outstanding and 1,130,571 shares available for future issuance under the 2025 Plan.

Historically, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in August 2016. On April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan, as amended, provided for the issuance in the aggregate of up to 2,400,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of  September 30, 2025, there were 1,788,677 options and 78,879 restricted stock outstanding and no shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the years ended September 30, 2025 and 2024, compensation expense related to share-based payments was as follows:

	Year Ended September 30,
	2025	2024
Operating expenses	$461	$505
Interest expense and other, net	121	53
Total	$582	$558

As of September 30, 2025, the Company had approximately $0.5 million of unrecognized compensation costs related to unvested shared-based payments, which is expected to be recognized over a weighted-average period of 2.2 years.

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

During the years ended September 30, 2025 and 2024, there were no warrants exercised. During the year ended September 30, 2025, 13,000 Placement Agent Warrants have been redeemed in connection with the Redemption Agreement.

Total warrants outstanding as September 30, 2025, were as follows:

Type	Issue Date	Shares	Price	Expiration
Financing (Montage)	10/10/2017	1,327	$132.50	10/10/2025
Placement Agent	2/4/2021	31,564	$3.88	2/4/2026
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	5/14/2021	166,536	$2.85	5/12/2026
Placement Agent	3/26/2025	70,000	$1.88	3/24/2030
Total		861,533

Warrant Issuances

The Company issued 70,000 warrants to purchase common stock during the year ended September 30, 2025, and did not issue warrants to purchase common stock during the year ended September 30, 2024.

Summary of Option and Warrant Activity and Outstanding Shares

During the year ended  September 30, 2025 the Company issued: (i) 153,307 shares of restricted stock, net of shares withheld to settle tax withholding, of which (a) 86,049 shares were issued to its Chief Executive Officer at a grant-date fair value of $1.51, based upon the closing price of the Company's common stock on the grant date, which vest ratably on a quarterly basis over a three-year period, and (b) 67,258 shares were granted to its directors, at a grant-date fair value of $1.51, based upon the closing price of the Company's common stock on the grant date which vested immediately upon the grant date of   June 26, 2025 and; (ii) 112,331 shares of restricted stock, net of shares withheld to settle tax withholding, issued to its Chief Executive Officer at a grant-date fair value of $1.32, based upon the closing price of the Company's common stock on the grant date, which vest ratably on a quarterly basis over a three-year period; and (iii) 200,000 options to purchase shares to members of management at an exercise price of $1.32, which vest ratably on a quarterly basis over a three-year period.

During the year ended  September 30, 2024 the Company granted (i) options to purchase 250,000 shares to members of management at an exercise price of $0.81, which vest ratably on a quarterly basis over a three-year period and (ii) options to purchase 80,000 shares to board members at an exercise price of $0.90, which vested immediately.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the year ended September 30, 2025 and 2024 are as follows:

	2025	2024
	Non-Board	Board	Non-Board
Weighted-average fair value per share option	$0.98	$0.67	$0.67
Expected life (in years)	5.7	5.8	5.0
Volatility	89.8%	108.5%	96.1%
Risk-free interest rate	3.8%	4.0%	4.2%
Dividend yield	0.0%	0.0%	0.0%

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

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

A summary of combined stock option and warrant activity is as follows:

	Stock Options		Stock Warrants
		Weighted Average		Weighted Average
	Awards	Exercise Price	Warrants	Exercise Price
Outstanding, October 1, 2023	1,831,515	$2.56	1,757,629	$3.64
Granted	330,000	0.83	-	-
Exercised or redeemed	-	-	-	-
Cancelled/Forfeited	(53,518)	1.50	-	-
Expired	(102)	1,413.97	(953,096)	2.85
Outstanding, September 30, 2024	2,107,895	$2.25	804,533	$2.85
Granted	200,000	1.32	70,000	1.88
Exercised or redeemed	(137,500)	1.24	(13,000)	2.85
Cancelled/Forfeited	(180,667)	2.85	-	-
Expired	(1,051)	335.04	-	-
Outstanding, September 30, 2025	1,988,677	$1.99	861,533	$2.77

There were 1,552,010 and 1,543,890 options vested and exercisable as of September 30, 2025 and 2024, respectively. The options outstanding at September 30, 2025 and 2024 had an aggregate intrinsic value of $0.2 and $0.1 million, respectively.

A summary of the status of restricted stock is as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested at October 1, 2024	66,672	$1.29
Granted	265,638	1.38
Vested	(141,100)	1.32
Cancelled/Forfeited	-	-
Unvested at September 30, 2025	191,210	$1.40

The aggregate fair value of restricted stock that vested during fiscal 2025 was $0.2 million.

The following table summarizes information about outstanding stock options at September 30, 2025:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding	1,988,677	7.0	$1.99	$208,400
Options exercisable	1,552,010	6.4	$2.23	$129,600

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

13. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share is computed as follows:

(in thousands, except share and per share data)
	Years Ended September 30,
	2025	2024
Numerator:
Net loss applicable to common stockholders - basic earnings per share	$(2,518)	$(1,961)
Redemption of Series C Convertible Preferred Stock	(331)	-
Net loss applicable to common stockholders - diluted earnings per share	$(2,849)	$(1,961)

Denominator:
Weighted-average shares outstanding for basic earnings per share	11,227,586	10,417,609
Effect of dilutive securities:
Options	-	-
Warrants	-	-
Weighted-average shares outstanding for diluted earnings per share	11,227,586	10,417,609

Basic net income (loss) per share	$(0.25)	$(0.19)
Diluted net income (loss) per share	$(0.25)	$(0.19)

Potential common stock equivalents excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	As of September 30,
	2025	2024
Stock options	1,988,677	2,107,895
Warrants	861,533	804,533
Series C Convertible preferred stock	-	38,889
Unvested restricted stock	191,210	66,672

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project. The Company has not paid any material amounts related to warranties for its solutions. The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties. The Company’s estimate of its exposure to warranties on contracts is immaterial as of September 30, 2025 and 2024.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of September 30, 2025 and 2024, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding. The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of September 30, 2025, the Company was not engaged in any material legal proceedings.

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

The Company’s revenue by geography (based on customer address) is as follows:

	Year Ended September 30,
Revenues:	2025	2024
United States	$13,109	$12,824
International	2,274	2,534
	$15,383	$15,358

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $0.6 million and $1.0 million as of September 30, 2025 and 2024, respectively.

The Company’s revenue by type is as follows:

	Years Ended September 30,
Revenues:	2025	2024
Subscription - SaaS	$10,339	$10,699
Subscription - Maintenance	415	437
Subscription - Hosting	1,601	998
Services	3,028	3,224
	$15,383	$15,358

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

The following table summarizes the classification and net change in deferred revenue as of and for the years ended September 30, 2025 and 2024:

	Deferred Revenue
	Current	Long Term
Balance as of October 1, 2023	$2,084	$345
Increase (decrease)	105	-
Balance as of September 30, 2024	2,189	345
Increase (decrease)	73	(61)
Balance as of September 30, 2025	$2,262	$284

16. Segment Reporting

We operate as one operating segment: Software.  The Software segment provides marketing technology to customers under software-as-a-service arrangements. The service term for the software arrangements is variable, with the median term being approximately five years. Bridgeline derives revenue primarily in North America and manages the business activities on a consolidated basis.

Our Chief Executive Officer, our CODM, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, we have one operating segment - Software - in the business of marketing technology.

Our CODM reviews cost of sales expense, sales and marketing expense, general and administrative expense and research and development expense to assess our significant segment expenses, and reviews income (loss) from operations and net income (loss) to assess our operating performance. Our CODM also reviews total assets, as reported on our consolidated balance sheets.

The accounting policies of the software segment are the same as those described in the summary of significant accounting policies. See our consolidated statement of operations for our significant segment expenses, loss from operations and net loss in the periods presented.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

17. Income Taxes

The components of the Company’s tax provision (benefit) as of September 30, 2025 and 2024, is as follows:

	Year Ended September 30,
	2025	2024
Current:
Federal	$-	$-
State	18	22
Foreign	-	-
Total current	18	22
Deferred:
Federal	-	-
State	-	-
Foreign	(57)	(65)
Total deferred	(57)	(65)
Grand total	$(39)	$(43)

The Company’s income tax provision was computed using the federal statutory rate and state statutory rates, net of related federal benefit. The provision differs from the amount computed by applying the statutory federal income tax rate to pretax income, as follows:

	Year Ended September 30,
	2025	%	2024	%

Income tax (benefit)/provision	$(537)	21.0%	$(421)	21.0%
Permanent differences, net	42	(1.6)%	36	(1.8)%
State income tax provision/(benefit)	14	(0.5)%	17	(0.8)%
Foreign income taxed at different rates	(37)	1.4%	(118)	5.9%
Change in valuation allowance on deferred tax assets	362	(14.2)%	534	(26.6)%
True up adjustments	117	(4.6)%	(91)	4.5%
Total	$(39)	1.5%	$(43)	2.1%

As of September 30, 2025, the Company has federal net operating loss (“NOL”) carryforwards of approximately $37.4 million of which $29.0 million is subject to the 20-year carryforward and expire on various dates through 2038. The remaining federal NOL carryforward of $8.4 million is indefinite. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control of a loss corporation. Due to these “change of ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation on utilization against taxable income in future periods. The Company has not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of the Company’s NOL carryforwards. The Company also has approximately $51.5 million in state NOLs which expire on various dates through 2045.

The Company has deferred tax assets that are available to offset future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Management believes that it is more likely than not that all deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance against a portion of its deferred tax assets at September 30, 2025 and 2024. For each of the years ended September 30, 2025 and 2024, the valuation allowance for deferred tax assets increased by $0.4 million and $0.5 million, respectively

We recognize deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction. The Company’s policy as it relates to interest and penalties related to unrecognized tax benefits is to recognize interest accrued in interest expense and penalties, if incurred, as a component of tax expense.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The tax periods from 2022 to 2025 generally remain open to examination by the IRS and state authorities.

BRIDGELINE DIGITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2025	2024
Deferred tax assets:
Bad debt reserve	$84	$66
Accrued expenses	168	139
Net operating loss carryforwards	10,947	10,699
Right of use liability	33	97
Stock options	537	498
Other	19	17
Total deferred tax assets	11,788	11,516
Valuation allowance	(11,698)	(11,336)
Net deferred tax assets	90	180

Deferred tax liabilities:
Right of use asset	33	97
Depreciation	3	7
Intangibles	200	251
Total deferred tax liabilities	236	355
Net deferred tax liabilities	$(146)	$(175)

Net deferred tax assets are reflected in Other assets and net deferred tax liabilities are reflected in Other long-term liabilities on the consolidated balance sheets. There were no undistributed earnings of the Company’s foreign subsidiaries at September 30, 2025 and 2024.

The Tax Cuts and Jobs Act (“2017 Tax Act”), enacted on December 22, 2017, subjects a U.S. stockholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Additionally, the 2017 Tax Act provides for a tax benefit to U.S. taxpayers that sell goods or services to foreign customers under the new Foreign Derived Intangible Income Deduction (“FDII”) rules. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) included reforms to the US international income tax regime. For tax years beginning after December 31, 2025, there is a permanent 40% deduction for net CFC tested income (“NCTI”), which replaces GILTI, and makes several changes to the determination of tested income and the amount of the foreign tax credit.  In addition, there is a permanent 33.34% foreign-derived deduction eligible income (“FDDEI”), which replaces FDII and makes several changes to the determination of deduction eligible income (“DEI”). As of September 30, 2025 and  September 30, 2024, the Company did not have GILTI to be reported.

When accounting for uncertain income tax positions, the impact of uncertain tax positions is recognized in the consolidated financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company’s management has determined that the Company has no uncertain tax positions requiring recognition as of September 30, 2025 and 2024. The Company does not expect any change to this determination in the next twelve months.

18. Related Party Transactions

Brandon Ross

On  February 14, 2025, the Board appointed Brandon Ross to serve as a Class III Director of the Board, to fill the vacancy created by the resignation of Mr. Taglich. Mr. Ross will serve until his term expires at the 2026 Annual Meeting of Stockholders. Mr. Ross currently serves as Head of Placements and Senior Managing Director at WestPark Capital, Inc.

Of the 70,000 2025 Placement Agent Warrants issued to WestPark Capital, Inc., or its designees in  March 2025, warrants to purchase 28,000 shares of Common Stock were designated to Mr. Ross. The warrants are exercisable immediately, expire on  March 24, 2030 and have an exercise price of $1.875 per share.

Michael Ketslakh

On  February 10, 2025, the Board appointed Michael Ketslakh to serve as a Class II Director of the Board, to fill the vacancy created by the resignation of Mr. Landers. Mr. Ketslakh will serve until his term expires at the 2028 Annual Meeting of Stockholders.

Mr. Ketslakh participated in the Private Placement and purchased 394,736 unregistered shares.

Michael Taglich

On  February 10, 2025, Michael Taglich announced his resignation from the Board of Directors. Refer to the Stockholder's Equity footnote regarding the Redemption Agreement (Note 12).

19. Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these consolidated financial statements, other than disclosed in Note 11.

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

As of September 30, 2025, the end of our fiscal year covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recognized properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Our management has concluded that as of September 30, 2025, our internal control over financial reporting (as defined in Rule 15d-15(e) under the Exchange Act) was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management reviewed the results of its assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2025 that have materially, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9 C .  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position	Director Class	Expiration of Class Term

Joni Kahn	70	Chairperson (1)(2)(3)(4)	Class I	2027 Annual Meeting

Kenneth Galaznik	74	Director (1)(2)(4)	Class II	2028 Annual Meeting

Michael Ketslakh	56	Director (1)(2)(4)	Class II	2028 Annual Meeting

Brandon Ross	57	Director	Class III	2026 Annual Meeting

Roger Kahn	56	Director, President and Chief Executive Officer	Class I	2027 Annual Meeting

Thomas R. Windhausen	47	Chief Financial Officer, Treasurer and Secretary

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Independent director.

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

Michael Ketslakh has been a member of our Board of Directors since 2025. Mr. Ketslakh is the founder and President of National Diagnostic Services (“NDS”), an independent diagnostic testing company operating in 33 states. Since its founding in 1998, NDS has provided management and operational support for primary care and specialty clinics in cardiology, physical medicine & rehabilitation, and neurology. In 2003, Mr. Ketslakh and his team launched a Mobile Diagnostic Division, becoming the first company of its kind to receive ICAVL and ICAEL accreditations from their respective national boards. In 2007, NDS expanded its services to include onsite programs for municipalities and self-insured corporations. Since 2015, Mr. Ketslakh has also served as the President of NDS Wellness LLC, which delivers healthcare and wellness services directly to workplaces through mobile wellness clinics, onsite wellness clinics, and cardiac and cancer screening programs. Mr. Ketslakh holds a Bachelor of Applied Science (B.A.Sc.) from Kalamazoo College and pursued Epidemiology studies at the University of Michigan School of Public Health. Mr. Ketslakh brings extensive experience to our Board and committees as an experienced senior executive including in the healthcare sector, in which we have a growing customer base. He also has experience in subscription businesses and the related challenges of growth and customer acquisition costs.

Our Board of Directors has determined that Mr. Ketslakh’s strategic business acumen and executive leadership make him qualified to continue as a member of our Board of Directors.

Brandon Ross has been a member of our Board of Directors since 2025. Mr. Ross is a seasoned investment banker with over 30 years of experience in financial services. He currently serves as Head of Placements and Senior Managing Director at WestPark Capital. Previously, he was Head of Placements at Joseph Gunnar & Co. and Head of Capital Markets at Dawson James Securities. Earlier in his career, Mr. Ross originated the Institutional PIPE Group at Maxim Group and served as SVP at Ladenburg Thalmann & Co. Throughout his career, he has led and / or executed over 200 public and private offerings, raising more than $3 billion, primarily for small and micro-cap companies. Mr. Ross holds a B.S. in Electrical Engineering Technology from Northeastern University and an MBA in Finance from New York University's Stern School of Business.

Our Board of Directors has determined that Mr. Ross' extensive capital markets experience makes him qualified to continue as a member of our Board of Directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on a review of the copies of such forms and amendments thereto received by it, the Company believes that during the fiscal year ended September 30, 2025, all Section 16(a) filing requirements applicable to our officers, directors, and greater than 10% beneficial owners have been met, with the exception of one Form 4 for Roger Kahn that was inadvertently filed untimely, disclosing one transaction.

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

Meetings of the Board of Directors

During fiscal 2025, the Board of Directors met six times and acted twice by unanimous written consent.

Committees of the Board of Directors

The Company has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of our accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Audit Committee is comprised of Mr. Galaznik (Chair), Ms. Kahn and Mr. Ketslakh. Our Board has determined that each of the members of the Audit Committee meet the criteria for independence under the standards provided by the Nasdaq Stock Market. The Board of Directors has adopted a written charter for the Audit Committee. A copy of such charter is available on the Company’s website, www.bridgeline.com. During fiscal 2025, the Audit Committee met four times. Each member of the Audit Committee attended each such meeting. The Chairman of the Audit Committee was present at all meetings.

Our Board has also determined that Mr. Galaznik qualifies as an “audit committee financial expert” as defined under Item 407(d)-(5) of Regulation S-K and as an independent director as defined by the listing standards of the Nasdaq Capital Market.

Compensation Committee

The Compensation Committee evaluates the performance of our senior executives, considers the design and competitiveness of our compensation plans, including the review of independent research and data regarding compensation paid to executives of public companies of similar size and geographic location, reviews and approves senior executive compensation and administers our equity compensation plans. In addition, the Committee also conducts reviews of executive compensation to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee is comprised of Ms. Kahn (Chair), Mr. Galaznik and Mr. Ketslakh, all of whom are independent directors. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of such charter is available on the Company’s website, www.bridgeline.com. During fiscal 2025, the Compensation Committee met three times and acted one time by unanimous written consent.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the stockholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. A copy of such charter is available on the Company's website, www.bridgeline.com. Our Nominating and Governance Committee is comprised of Mr. Ketslakh (Chair) and Ms. Kahn, each of whom are independent directors. During fiscal 2025, the Nominating and Governance Committee met two times.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended September 30, 2025 and September 30, 2024 for our principal executive officer and our other most highly compensated executive officer. We refer to these officers as our “named executive officers”.

Name and Principal Position	Fiscal Year End	Salary	Bonus	Stock & Option Awards (1)	All Other Compensation	Total
Roger Kahn - President and Chief Executive Officer	2025	$419,896	$261,245	$419,626	$22,302	$1,123,069
	2024	$411,333	$118,774	$67,280	$22,304	$619,691

Thomas R. Windhausen - Chief Financial Officer, Treasurer, and Secretary	2025	$268,542	$46,594	$49,198	$22,302	$386,636
	2024	$262,083	$26,920	$33,640	$22,304	$344,947

(1)	Column represents the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).

Employment Agreements

Roger Kahn

On February 3, 2025, the Company entered into an Amended and Restated Employment Agreement between the Company and Roger “Ari” Kahn, its President and Chief Executive Officer, effective January 1, 2025 (the “Amended and Restated Employment Agreement”). The Amended and Restated Employment Agreement supersedes and replaces Mr. Kahn’s Employment Agreement with the Company, dated September 13, 2019, as amended.

The Amended and Restated Employment Agreement provides for a term of continued employment through September 30, 2026, with automatic one-year renewals at the end of each fiscal year unless earlier terminated.

The Amended and Restated Employment Agreement also provides for the following: (i) an increase in Mr. Kahn’s annual salary to $421,500 (payable in semi-monthly installments); (ii) the opportunity for Mr. Kahn to earn an incentive bonus with a targeted amount of $215,000, based on performance criteria determined by the Compensation Committee of the Board of Directors in its sole discretion; and (iii) the Company’s right, but not its obligation, to issue discretionary equity incentive awards to Mr. Kahn, subject to applicable award agreements, equity incentive plans, and other such applicable terms, restrictions, and provisions.

The Amended and Restated Employment Agreement also provides severance benefits to Mr. Kahn (or in the event of his subsequent death, to his surviving spouse, or if none, to his estate) in the event that his employment is terminated by the Company other than for Cause (as defined therein), or if he resigns from the Company for Good Reason (as defined therein). These severance benefits include, among other things:

●	Accrued but unpaid compensation.

●

Twelve (12) months of his base salary and his applicable bonus (or eighteen (18) months of his base salary and his applicable bonus if the termination occurs within the period beginning three (3) months before and ending eighteen (18) months after a Change in Control (as defined therein).

●	A pro-rated portion of his annual bonus for the year of termination.

●

Coverage of the Company’s portion of Mr. Kahn’s COBRA health insurance premiums for a period of twelve (12) months (or eighteen (18) months if the termination occurs within three (3) months before or eighteen (18) months after a Change in Control), subject to earlier termination in the event Mr. Kahn obtains new employment that provides health benefits.

●	Unvested equity awards fully vesting and becoming immediately exercisable upon termination.

●	The Amended and Restated Employment Agreement includes standard restrictive covenants and confidentiality obligations.

Thomas R. Windhausen

Effective November 30, 2021, Thomas R. Windhausen was appointed by the Company’s Board of Directors as Chief Financial Officer and Treasurer of the Company. The Company and Mr. Windhausen entered into an employment agreement (the “Employment Agreement”), initially effective from November 30, 2021 through September 30, 2022, unless extended by mutual agreement of the parties. The Employment Agreement has subsequently been renewed, most recently for the fiscal year ending September 30, 2025 (the “2025 Renewal Term”).

Under the Employment Agreement, as renewed for fiscal 2025, Mr. Windhausen is entitled to receive an updated annual base salary of $270,000. In addition, for fiscal 2025, Mr. Windhausen is eligible to earn an annual incentive bonus with a target opportunity of $52,500, based on performance criteria determined by the Compensation Committee.

The Employment Agreement further provides that Mr. Windhausen is eligible to participate in all other employee benefit plans and programs offered to senior executives of the Company. In the event that Mr. Windhausen’s employment is terminated by the Company without cause, he is entitled to receive severance benefits as set forth in the Employment Agreement.

Outstanding Equity Awards at Fiscal 2025 Year-End

The following table sets forth information concerning outstanding stock options for each named executive officer as of September 30, 2025.

Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (1)	Exercise Price ($/sh)	Option Expiration Date

Roger Kahn	8/24/2015	(1)	800	-	$287.50	8/24/2025
	8/19/2016	(1)	4,446	-	$205.00	8/19/2026
	11/20/2019	(1)	249,353	-	$1.40	11/20/2029
	4/14/2022	(2)	362,000	-	$1.85	4/13/2032
	6/30/2023	(2)	225,000	75,000	$1.18	6/30/2033
	2/7/2024	(3)	50,000	50,000	$0.81	2/7/2034
	Total		891,599	125,000

Thomas R. Windhausen	9/30/2021	(1)	30,000	-	$4.11	9/30/2031
	6/30/2023	(3)	22,500	7,500	$1.18	6/30/2033
	2/7/2024	(3)	25,000	25,000	$0.81	2/7/2034
	9/30/2025	(3)	-	50,000	$1.32	9/30/2035
	Total		77,500	82,500

(1)	Shares vest in equal installments upon the anniversary date of the grant over three years.
(2)	Shares vest in equal installments on a monthly basis over three years.
(3)	Shares vest in equal installments on a quarterly basis over three years.

Roger Kahn holds 200,000 shares of restricted stock which was granted in August 2022 and is fully vested. He also holds 198,380 shares of restricted stock, after tax withholdings, which were granted in 2025. The restricted stock vests in quarterly installments over a three year period. As of September 30, 2025, 191,210 shares remained restricted.

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

Fees are paid quarterly. Other directors who serve on our standing committees, other than the Audit Committee, do not receive additional compensation for their committee services:

Director Compensation Table

The following table provides information on the total compensation earned by each non-employee director of the Company for the fiscal year ended September 30, 2025.

Director	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Ken Galaznik	$33,000	$30,401	$-	$-	$-	$33,000
Joni Kahn	41,000	30,401	-	-	-	41,000
Michael Ketslakh	25,400	30,401	-	-	-	25,400
Brandon Ross	20,148	30,401	-	-	-	20,148
Scott Landers	3,008	-	-	-	-	3,008
Michael Taglich	2,584	-	-	-	-	2,584
Total	$125,140	$121,604	$-	$-	$-	$125,140

The following table sets forth information concerning the compensation paid to our non-employee directors during the fiscal year ended September 30, 2025.

Director	Annual Retainer	Chairman	Additional	Total
Ken Galaznik	$23,000	$10,000	$-	$33,000
Joni Kahn	23,000	15,000	3,000	41,000
Michael Ketslakh	20,400	3,125	1,875	25,400
Brandon Ross	20,148	-	-	20,148
Scott Landers	2,232	485	291	3,008
Michael Taglich	2,584	-	-	2,584
	$91,364	$28,610	$5,166	$125,140

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after December 16, 2025 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each individual named below is our address, 100 Sylvan Road, Suite G-700, Woburn, Massachusetts 01801.

The following tables set forth, as of December 16, 2025, the beneficial ownership of our Common Stock by (i) each person or group of persons known to us to beneficially own more than 5% of the outstanding shares of each class of the outstanding securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. At the close of business on December 16, 2025, there were 12,224,399 shares of our Common Stock issued and outstanding.

Except as indicated in the footnotes to the tables below, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

This information is based upon information received from or on behalf of the individuals named herein.

Common Stock

Name and Address	Number of Shares Owned		Percent of Shares Outstanding
Roger Kahn - President and Chief Executive Officer, Director	2,333,796	(1)	17.7%
Michael Ketslakh - Director	472,489		3.9%
Brandon Ross - Director	171,243	(2)	1.4%
Joni Kahn - Director	158,336	(3)	1.3%
Kenneth Galaznik - Director	158,280	(4)	1.3%
Thomas R. Windhausen - Chief Financial Officer, Treasurer and Secretary	96,666	(5)	0.8%
All current executive officers and directors as a group	3,390,810	(6)	24.9%

(1)	Includes 924,132 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 16, 2025). Includes 398,380 shares of restricted stock. Includes 544 shares of Common Stock owned by Mr. Kahn’s spouse.

(2)	Includes 107,895 shares issuable upon the exercise of warrants.

(3)	Includes 137,548 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 16, 2025).

(4)	Includes 137,548 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 16, 2025).

(5)	Includes 96,666 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 16, 2025).

(6)	Includes 1,295,894 shares of Common Stock subject to currently exercisable options (includes options that will become exercisable within 60 days of December 16, 2025), and 107,895 other issuable shares including warrants.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended September 30, 2025, regarding the shares of our common stock available for grant or granted under our equity compensation plans.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,988,677	$1.99	1,130,571

Equity compensation plans not approved by security holders (1)	861,533	2.77	-

Total	2,850,210	$-	1,130,571

(1)	At September 30, 2025, there were 861,533 total warrants outstanding.

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

Of the 70,000 2025 Placement Agent Warrants issued to WestPark Capital, Inc., or its designees in March 2025, warrants to purchase 28,000 shares of Common Stock were designated to Mr. Ross. The warrants are exercisable immediately, expire on March 24, 2030 and have an exercise price of $1.875 per share.

Michael Taglich

On February 10, 2025, Michael Taglich announced his resignation from the Board of Directors. See the Stockholder's Equity footnote regarding the Redemption Agreement (Note 12).

Michael Ketslakh

On February 10, 2025, the Board appointed Michael Ketslakh to serve as a Class II Director of the Board, to fill the vacancy created by the resignation of Mr. Landers. Mr. Ketslakh will serve until his term expires at the 2028 Annual Meeting of Stockholders.

Mr. Ketslakh participated in the Private Placement and purchased 394,736 unregistered shares.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The firm of PKF O’Connor Davies, LLP acts as our principal independent registered public accounting firm (PCAOB ID No. 127). They have served as our independent auditors since February 27, 2021.

The table below shows the aggregate fees that the Company paid or accrued for the audit and other services provided by PKF O’Connor Davies, LLP for the fiscal year ended September 30, 2025 and 2024. The Company did not engage its independent registered public accounting firm during either of the fiscal years ended September 30, 2025 or September 30, 2024 for any other non-audit services.

Type of Service	Amount of Fee for Fiscal Year Ended
	September 30, 2025	September 30, 2024
Audit Fees	$237,100	$242,300
Audit-Related Fees	—	—
Tax Fees	—	—
Total	$237,100	$242,300

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

There were no other fees paid or accrued to PKF O’Connor Davies, LLP in the fiscal years ended September 30, 2025 or September 30, 2024.

Audit Committee Pre-Approval Policies and Procedures.

Before an independent public accounting firm is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee. Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Audit Committee must pre-approve any audit and non-audit related services by our independent registered public accounting firm. During our fiscal year ended September 30, 2025, no services were provided to us by our independent registered public accounting firm other than in accordance with the pre-approval procedures described herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

– Reports of Independent Registered Public Accounting Firm

–Consolidated Balance Sheets as of September 30, 2025 and 2024

–Consolidated Statements of Operations for the years ended September 30, 2025 and 2024

–Consolidated Statements of Comprehensive Income/(Loss) for the years ended September 30, 2025 and 2024

–Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2025 and 2024

–Consolidated Statements of Cash Flows for the years ended September 30, 2025 and 2024

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

		Incorporated by Reference
Exhibit No.	Exhibit	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended	10-Q	May 15, 2013	3.1
3.2	Amended and Restated By-Laws	8-K	December 14, 2018	3.1
3.3	Amendment to the Amended and Restated Bylaws of Bridgeline Digital, Inc., dated September 9, 2021	8-K	September 10, 2021	3.1
3.4	Certificate of Designation of the Series A Convertible Preferred Stock	8-K	November 4, 2014	3.1
3.5	Certificate of Designation of the Series B Convertible Preferred Stock	8-K	October 19, 2018	3.1
4.1	Registration Rights Agreement, dated November 3, 2016, by and between Bridgeline Digital, Inc. and the Investors party thereto	8-K	November 4, 2016	10.3
4.2	Form of Placement Agent Warrant.	8-K	March 25, 2025	4.1
10.1	Bridgeline Digital Inc. 2016 Stock Incentive Plan	DEF 14 A	March 22, 2016	Appendix B
10.2	First Amendment to the Bridgeline Digital, Inc. 2016 Stock Incentive Plan	DEF 14-A	August 23, 2019	Appendix B
10.3	Share Purchase Agreement, by and between the Company and WooRank SRL., dated February 2, 2021	8-K	February 3, 2021	10.1
10.4	Form of Securities Purchase Agreement, dated February 4, 2021	8-K	February 9, 2021	10.1
10.5	Form of Placement Agent Warrant, dated February 4, 2021	8-K	February 9, 2021	10.2
10.6	Employment Agreement dated September 13, 2019 between Bridgeline Digital, Inc. and Roger “Ari” Kahn	8-K	September 19, 2018	10.1
10.7	First Amendment to Roger “Ari” Kahn’s Employment Agreement dated February 25, 2021	8-K	March 2, 2021	10.1
10.8	Share Purchase Agreement, by and between the Company, Svanaco, Inc., an Illinois corporation, Svanawar, Inc., an Illinois corporation, and HawkSearch Inc., an Illinois corporation, dated May 11, 2021	8-K	May 12, 2021	10.1
10.9	Employment Agreement dated November 30, 2021 between Bridgeline Digital, Inc. and Thomas R. Windhausen	10-K	December 20, 2021	10.29
10.10	Second Amendment to the Bridgeline Digital, Inc. 2016 Stock Incentive Plan	DEF 14-A	February 14, 2022	Appendix A
10.11	Amendment to Stock Purchase Agreement, among Bridgeline Digital, Inc., Svanaco, Inc., Svanawar, Inc., and HawkSearch Inc., dated June 15, 2022.	8-K	June 22, 2022	10.1
10.12	Second Amendment to Roger “Ari” Kahn’s Employment Agreement, effective August 14, 2022	8-K	August 24, 2022	10.1
10.13	Third Amendment to the Bridgeline Digital, Inc. 2016 Stock Incentive Plan	DEF 14-A	April 17, 2023	Appendix A
10.14	Amended and Restated Employment Agreement, dated February 3, 2025 between Bridgeline Digital, Inc. and Roger “Ari” Kahn	8-K	February 7, 2025	10.1
10.15	Securities Redemption Agreement, dated March 5, 2025	8-K	March 11, 2025	10.1
10.16	Form of Securities Purchase Agreement, dated as of March 24, 2025, by and among the Company and the purchasers party thereto.	8-K	March 25, 2025	10.1
10.17	Form of Subscription Agreement, dated as of March 25, 2025.	8-K	March 25, 2025	10.2
10.18	Bridgeline Digital Inc. 2025 Stock Incentive Plan	DEF 14-A	August 7, 2025	Appendix A
19.1	Insider Trading Policy	10-K	December 26, 2024	19.1
21.1	Subsidiaries of the Registrant				X
23.1	Consent of PKF O’Connor Davies, LLP				X
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Clawback Policy	10-K	December 27, 2023	97
101.INS**	Inline XBRL Instance				X
101.SCH**	Inline XBRL Taxonomy Extension Schema				X
101.CAL**	Inline XBRL Taxonomy Extension Calculation				X
101.DEF**	Inline XBRL Taxonomy Extension Definition				X
101.LAB**	Inline XBRL Taxonomy Extension Labels				X
101.PRE**	Inline XBRL Taxonomy Extension Presentation				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)				X

(c) Financial Statement Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGELINE DIGITAL, INC.
a Delaware corporation

By:	/s/ Roger Kahn

Name: Roger Kahn

December 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Kahn	President and Chief Executive Officer, Director (Principal Executive Officer)	December 18, 2025
Roger Kahn

/s/ Thomas R. Windhausen	Chief Financial Officer	December 18, 2025
Thomas R. Windhausen	(Principal Financial Officer)

/s/Kenneth Galaznik	Director	December 18, 2025
Kenneth Galaznik

/s/ Joni Kahn	Director	December 18, 2025
Joni Kahn

/s/ Michael Ketslakh	Director	December 18, 2025
Michael Ketslakh

/s/ Brandon Ross	Director	December 18, 2025
Brandon Ross