Form 10-Q
period 2025-12-31
Bridgeline Digital, Inc.
filed 2026-02-12
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares of common stock par value $0.001 per share, outstanding as of February 12, 2026 was 12,599,879.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2025

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended December 31, 2025

Statements contained in this Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc.  These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability, instability in the financial markets, including the banking sector; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do not control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission.  Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. Bridgeline Digital, Inc. assumes no obligation to, and does not currently intend to, update any such forward-looking statements, except as required by applicable law. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	December 31, 2025	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,481	$1,626
Accounts receivable, net	1,590	1,542
Prepaid expenses and other current assets	618	310
Total current assets	3,689	3,478
Property and equipment, net	46	46
Operating lease assets	488	134
Intangible assets, net	2,993	3,176
Goodwill	8,468	8,468
Other assets	52	24
Total assets	$15,736	$15,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$86	$156
Current portion of operating lease liabilities	125	61
Accounts payable	1,495	1,684
Accrued liabilities	1,203	819
Deferred revenue	2,318	2,262
Total current liabilities	5,227	4,982
Long-term debt, net of current portion	150	170
Operating lease liabilities, net of current portion	362	73
Warrant liabilities	12	102
Other long-term liabilities	431	431
Total liabilities	6,182	5,758

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized
Common stock - $0.001 par value; 50,000,000 shares authorized; 12,224,714 shares issued and outstanding at December 31, 2025 and 12,224,399 shares issued and outstanding at September 30, 2025	12	12
Additional paid-in capital	104,002	103,924
Accumulated deficit	(94,142)	(94,056)
Accumulated other comprehensive loss	(318)	(312)
Total stockholders’ equity	9,554	9,568
Total liabilities and stockholders’ equity	$15,736	$15,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Net revenue:
Subscription	$3,155	$3,048
Services	758	743
Total net revenue	3,913	3,791
Cost of revenue:
Subscription	985	893
Services	340	363
Total cost of revenue	1,325	1,256
Gross profit	2,588	2,535
Operating expenses:
Sales and marketing	1,041	982
General and administrative	711	786
Research and development	792	1,073
Depreciation and amortization	190	195
Restructuring and acquisition related expenses	25	10
Total operating expenses	2,759	3,046
Loss from operations	(171)	(511)
Interest expense and other, net	-	(4)
Change in fair value of warrant liabilities	90	(114)
Loss before income taxes	(81)	(629)
Provision for income taxes	5	5
Net loss applicable to common shareholders	(86)	(634)
Net loss per share attributable to common shareholders:
Basic net loss per share	$(0.01)	$(0.06)
Diluted net loss per share	$(0.01)	$(0.06)
Number of weighted average shares outstanding:
Basic	12,049,722	10,417,609
Diluted	12,049,722	10,417,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Net loss	$(86)	$(634)
Other comprehensive loss:
Net change in foreign currency translation adjustment	(6)	71
Comprehensive loss	$(92)	$(563)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended December 31, 2025
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at October 1, 2025	-	$-	12,224,399	$12	$103,924	$(94,056)	$(312)	$9,568
Stock-based compensation expense	-	-	-	-	78	-	-	78
Issuance of common stock - stock options exercised	-	-	315	-	-	-	-	-
Net loss	-	-	-	-	-	(86)	-	(86)
Foreign currency translation	-	-	-	-	-	-	(6)	(6)
Balance at December 31, 2025	-	$-	12,224,714	$12	$104,002	$(94,142)	$(318)	$9,554

	For the Three Months Ended December 31, 2024
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2024	350	$-	10,417,609	$10	$101,833	$(91,538)	$(299)	$10,006
Stock-based compensation expense	-	-	-	-	107	-	-	107
Net loss	-	-	-	-	-	(634)	-	(634)
Foreign currency translation	-	-	-	-	-	-	71	71
Balance at December 31, 2024	350	$-	10,417,609	$10	$101,940	$(92,172)	$(228)	$9,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(86)	$(634)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	183	184
Depreciation and other amortization	7	17
Change in fair value of warrant liabilities	(90)	114
Stock-based compensation	78	107
Changes in operating assets and liabilities
Accounts receivable	(45)	107
Prepaid expenses and other current assets	(307)	(204)
Other assets	(24)	(3)
Accounts payable and accrued liabilities	194	860
Deferred revenue	51	(354)
Other liabilities	-	(16)
Total adjustments	47	812
Net cash (used in) provided by operating activities	(39)	178
Cash flows used in investing activities:
Purchase of property and equipment	(7)	(5)
Software development capitalization costs	(10)	-
Net cash used in investing activities	(17)	(5)
Cash flows used in financing activities:
Payments of long-term debt	(91)	(83)
Effect of exchange rate changes on cash and cash equivalents	2	3
Net (decrease) increase in cash and cash equivalents	(145)	93
Cash and cash equivalents at beginning of period	1,626	1,390
Cash and cash equivalents at end of period	$1,481	$1,483

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4	$4
Income taxes	$1	$-

Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease liability	$380	$-

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

The Company’s corporate headquarters is located in Woburn, Massachusetts. The Company maintains regional field offices serving the following geographical locations: Garden City, New York; Rosemont, Illinois; Atascadero, California; Ontario, Canada; and Brussels, Belgium.

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

The Company may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof. Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-285176), which was initially filed with the Securities and Exchange Commission on February 24, 2025 and declared effective on February 27, 2025 (the “Shelf Registration Statement”). A complete description of the types of securities that the Company may sell is described in the Preliminary Prospectus contained in the Shelf Registration Statement. As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration Statement. There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us. Further, our ability to offer or sell such securities may be limited by rules of the NASDAQ Capital Market. As of  December 31, 2025 approximately $47.7 million remains available for issuance.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three months ended December 31, 2025 are not necessarily indicative of the results to be expected for the year ending September 30, 2026. The accompanying  September 30, 2025 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on December 19, 2025.

Recently Adopted Accounting Standards

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. The Company expects the standard to result in enhanced disclosures in its annual reporting period ending September 30, 2026 and did not have a material impact on these interim consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of December 31, 2025	As of September 30, 2025
Accounts receivable	$1,977	$1,887
Allowance for credit losses	(387)	(345)
Accounts receivable, net	$1,590	$1,542

As of  December 31, 2025 one customer exceeded 10% of accounts receivable and as of  September 30, 2025, one different customer exceeded 10% of accounts receivable.

Allowance for Credit Losses

The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of October 1, 2025	$345
Credit loss expense	50
Write-off/adjustments	(8)
Balance as of December 31, 2025	$387

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

The carrying value of the Company’s accounts receivable and accounts payable approximates fair value due to their short-term nature. As of December 31, 2025 and September 30, 2025, the aggregate fair values of long-term debts were $0.2 million and $0.3 million, respectively, with an aggregate carrying value of $0.2 million and $0.3 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 24.4% - 91.3% and 49.1%, respectively, as of December 31, 2025, and 25.1% - 78.4% and 47.9%, respectively, as of September 30, 2025. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of December 31, 2025	As of September 30, 2025
	Series D Preferred	Montage Capital	Series D Preferred
Volatility	68.7%	51.0%	72.1%
Risk-free rate	3.5%	4.8%	3.7%
Stock price	$0.83	$1.32	$1.32

The Company recognized a gain of $90 thousand and a loss of $(114) thousand related to the change in fair value of warrant liabilities for the three months ended December 31, 2025 and 2024, respectively. The changes in fair value of warrant liabilities were due to changes in inputs to the Monte Carlo option-pricing model, primarily a change in the stock price.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets and Liabilities of the Company measured at fair value on a recurring basis as of December 31, 2025 and September 30, 2025, are as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Series D	$-	$-	$12	$12

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$2	$2
Series D	-	-	100	100
Total warrant liabilities	$-	$-	$102	$102

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, as follows:

Warrant Liabilities
Balance at beginning of period, September 30, 2025	$102
Additions	-
Payments, exercises or expirations	-
Adjustment to fair value	(90)
Balance at end of period, December 31, 2025	$12

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of December 31, 2025	As of September 30, 2025
Domain and trade names	$506	$519
Customer related	2,415	2,542
Technology	72	115
Balance at end of period	$2,993	$3,176

Total amortization expense was $183 thousand and $184 thousand related to intangible assets for the three months ended December 31, 2025 and 2024, respectively, and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2026 (remaining), 2027, 2028, 2029, 2030 and thereafter is $490, $559, $559, $475, $392, and $518 thousand, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31, 2025	As of September 30, 2025
Compensation and benefits	$804	$659
Professional fees	99	81
Insurance	139	-
Other	161	79
Balance at end of period	$1,203	$819

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7.    Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders. The assumed debt obligations and seller note are denominated in Euros. Long-term debt consisted of the following:

	As of December 31, 2025	As of September 30, 2025
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$236	$256
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matured in October 2025.	-	70
Total debt	236	326
Less: current portion	(86)	(156)
Long-term debt, net of current portion	$150	$170

At December 31, 2025, future maturities of long-term debt are as follows:

Fiscal year:
2026 (remaining)	$64
2027	86
2028	86
Total long-term debt	$236

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

Equity Issuances

On March 24, 2025, the Company entered into a Securities Purchase Agreement with purchasers, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $1.50 per share, for aggregate gross proceeds from the offering of approximately $1.5 million before deducting the placement agent fee and related offering expenses. Proceeds after deducting offering expenses was $1.3 million.

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

The Company accounted for the redemption of the Series C Preferred Stock as a return to the preferred stockholder measured as the difference between the (1) purchase price allocated to the Series C Preferred Stock of $331 thousand and (2) the carrying value of the Series C Preferred Stock, which was $0.  The difference of $331 thousand was recognized as a reduction in additional paid-in capital, in the absence of retained earnings, and is included as a component of net loss attributable to common shareholders. As of December 31, 2025 and September 30, 2025, the Company had no shares of Series C Preferred Stock outstanding.

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

On  September 16, 2025, the stockholders approved a new stock incentive plan, the 2025 Stock Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2025 Plan provides for the issuance in the aggregate of up to 1,500,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of  December 31, 2025, there were 200,000 options and 169,429 restricted stock outstanding and 1,130,571 shares available for future issuance under the 2025 Plan.

Historically, the Company’s Amended and Restated Stock Incentive Plan (the “Plan”) provided for the issuance of up to 5,000 shares of common stock. This Plan expired in  August 2016. On  April 29, 2016, the stockholders approved a new stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan, as amended, provided for the issuance in the aggregate of up to 2,400,000 shares of common stock associated with awards granted under the Stock Incentive Plan. There are no shares available for future issuance under the 2016 Plan.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the condensed consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the three months ended December 31, 2025 and 2024, compensation expense related to share-based payments was as follows:

	Three Months Ended December 31,
	2025	2024
Operating expenses	$78	107

As of December 31, 2025, the Company had approximately $0.4 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.0 years.

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

Series A and B and C Preferred Warrants - In  March 2019, in connection with the issuance of the Company’s Series C Preferred Stock, the Company issued warrants to purchase the Company’s common stock. These warrants were designated as (i) Series A Warrants with an initial term of 5.5 years and an exercise price of $4.00; (ii) Series B Warrants, which expired unexercised during the Company’s 2021 fiscal year, with an initial term of 24 months and an exercise price of $4.00; and (iii) Series C Warrants with an initial term of 5.5 years and an exercise price of $0.05 (collectively, hereinafter referred to as the “Series C Preferred Warrants”). The Company also issued warrants with an exercise price of $4.00 to purchase shares of the Company’s common stock to the Placement Agents. The Company  may not effect, and a holder will not be entitled to convert, the Series C Preferred Stock or exercise any Series C Preferred Warrants, which, upon giving effect to such conversion or exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the Purchaser (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise. In a prior period not presented, all Series A, Series C and Placement Agent Warrants issued in connection with the Series C Preferred Stock and Investor Warrants expired.

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

The Series A and Series C Preferred Warrants, the Placement Agent Warrants issued in connection with the Series C Preferred Stock, and the Series D Warrants were all determined to be derivative liabilities and are subject to remeasurement each reporting period (see Note 4).

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the three months ended December 31, 2025 and 2024, there were no warrants that were exercised.

During the three months ended December 31, 2025, 1,327 warrants expired. There were no warrant expirations during the three months ended  December 31, 2024.

Total warrants outstanding as December 31, 2025, were as follows:

Type	Issue Date	Shares	Price	Expiration
Placement Agent	2/4/2021	31,564	$3.88	2/4/2026
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	5/14/2021	166,536	$2.85	5/12/2026
Placement Agent	3/26/2025	70,000	$1.88	3/24/2030
		860,206

Summary of Option and Warrant Activity and Outstanding Shares

During the three months ended December 31, 2025 and 2024, the Company issued no equity awards.

During the three months ended December 31, 2025, 1,000 options were exercised. There were no stock options exercised during the three months ended  December 31, 2024.

On January 30, 2026, the Company issued 390,000 shares of restricted stock at a grant-date fair value of $0.82, based upon the closing price of the Company's common stock on the grant date, including (a) 300,000 shares of restricted stock which were issued to its Chief Executive Officer, which vest ratably on a quarterly basis over a three-year period, and (b) 90,000 shares of restricted stock which were granted to its directors (22,500 shares to each director) which vest ratably on a quarterly basis over a one-year period. The granted shares were reduced by 14,835 shares withheld to settle tax withholding. On January 30, 2026, the Company also issued 250,000 options to purchase shares to members of management at an exercise price of $0.82, based upon the closing price of the Company's common stock on the grant date, which vest ratably on a quarterly basis over a three-year period.

A summary of combined stock option and warrant activity for the three months ended December 31, 2025, is as follows:

	Stock Options		Stock Warrants
	Awards	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, September 30, 2025	1,988,677	$1.99	861,533	$2.77
Granted	-	-	-	-
Exercised or redeemed	(1,000)	0.81	-	-
Forfeited	-	-	-	-
Expired	(25,000)	1.79	(1,327)	132.50
Outstanding, December 31, 2025	1,962,677	$2.00	860,206	$2.42
Options vested and exercisable, December 31, 2025	1,603,505	$2.19

As of December 31, 2025, the aggregate intrinsic value of options outstanding and exercisable was $5 thousand and $2 thousand, respectively, and the weighted-average remaining contractual term was 6.7 and 6.3 years, respectively.

A summary of the status of restricted stock is as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested at October 1, 2025	191,210	$1.40
Granted	-	-
Vested	(16,530)	1.40
Cancelled/Forfeited	-	-
Unvested at December 31, 2025	174,680	$1.40

The aggregate fair value of restricted stock that vested during the three months ended December 31, 2025 was $23 thousand.

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

Basic and diluted net (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended December 31,
	2025	2024
Numerator:
Net loss	$(86)	$(634)

Denominator:
Weighted-average shares outstanding for basic earnings per share	12,049,722	10,417,609
Effect of dilutive securities:
Options	-	-
Warrants	-	-
Weighted-average shares outstanding for diluted earnings per share	12,049,722	10,417,609

Basic net loss per share	$(0.01)	$(0.06)
Diluted net loss per share	$(0.01)	$(0.06)

Potential common stock equivalents excluded from the computation of diluted net (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	Three Months Ended December 31,
	2025	2024
Stock options	1,962,677	2,106,895
Warrants	860,206	804,533
Series C Convertible Preferred Stock	-	38,889
Unvested restricted stock	174,680	-

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended December 31,
Revenues:	2025	2024
United States	$3,548	$3,192
International	365	599
	$3,913	$3,791

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $0.5 million and $0.6 million as of December 31, 2025 and September 30, 2025, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Three Months Ended December 31,
Revenues:	2025	2024
Subscription - SaaS	$2,499	$2,637
Subscription - Maintenance	99	110
Subscription - Hosting	557	301
Services	758	743
	$3,913	$3,791

For the three months ended December 31, 2025 and 2024, no single customer exceeded 10% of the Company’s total revenue.

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

The following table summarizes the classification and net change in deferred revenue as of and for the three months ended December 31, 2025:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2025	$2,262	$284
Increase	56	-
Balance as of December 31, 2025	$2,318	$284

11.  Income Taxes

Provision for income taxes consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During each of the three months ended December 31, 2025 and 2024, the Company recognized a provision for income taxes of $5 thousand.

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three months ended December 31, 2025 and 2024, the Company was also a lessee/sublessor for certain office locations.

Commencing December 1, 2025, the Company leases office space in Garden City, New York. The lease is for $7 thousand per month, through  March 31, 2031.

The Company maintains a sublease for its Rosemont, Illinois location. During the quarter ended March 31, 2025, the Company remeasured its operating lease liability for one of its sublet locations as a result of a change in the expected lease term in conjunction with the extension of the sublease. Such remeasurement resulted in an adjustment to the operating lease asset of less than $0.1 million, which approximated to the amount in which the operating lease liability was remeasured.  The sublease is for $6 thousand a month and has a term through January 31, 2028.

The components of net lease costs were as follows:

	Three Months Ended December 31,
	2025	2024
Condensed Consolidated Statement of Operations:
Operating lease cost	$38	$50
Variable lease cost	15	17
Less: Sublease income, net	(18)	(18)
Total	$35	$49

Cash paid for amounts included in the measurement of lease liabilities was $31 thousand and $37 thousand for the three months ended December 31, 2025 and 2024, all of which represents operating cash flows from operating leases. As of December 31, 2025, the weighted average remaining lease term was 4.6 years and the weighted average discount rate was 11.0%.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At December 31, 2025, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2026 (remaining)	$110	$54	$56
2027	122	72	50
2028	116	24	92
2029	95	-	95
2030	95	-	95
Thereafter	47	-	47
Total lease commitments	585	150	435
Less: Amount representing interest	(98)
Present value of lease liabilities	487
Less: current portion	(125)
Operating lease liabilities, net of current portion	$362

As of December 31, 2025, the Company had lease commitments that extended to fiscal 2031.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of December 31, 2025 and September 30, 2025.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of December 31, 2025 and September 30, 2025, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of December 31, 2025, the Company was not engaged with any material legal proceedings.

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

15.  Related Party Transactions

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements included in this section, other than statements or characterizations of historical fact, are forward-looking statements. These “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may" "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of Bridgeline Digital, Inc. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions, including, but not limited to, business operations and the business of our customers, suppliers and partners; our ability to retain and upgrade current customers; increasing our recurring revenue; our ability to attract new customers; our revenue growth rate; our history of net loss and our ability to achieve or maintain profitability; instability in the financial markets, including the banking sector; our liability for any unauthorized access to our data or our users’ content, including through privacy and data security breaches; any decline in demand for our platform or products; changes in the interoperability of our platform across devices, operating systems, and third-party applications that we do not control; competition in our markets; our ability to respond to rapid technological changes, extend our platform, develop new features or products, or gain market acceptance for such new features or products, particularly in light of potential disruptions to the productivity of our employees resulting from remote work; our ability to manage our growth or plan for future growth, and our acquisition of other businesses and the potential of such acquisitions to require significant management attention, disrupt our business, or dilute stockholder value; the volatility of the market price of our common stock; the ability to maintain our listing on the NASDAQ Capital Market; or our ability to maintain an effective system of internal controls as well as other risks described in our filings with the Securities and Exchange Commission. Any of such risks could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. We urge readers to review carefully the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as well as in the other documents that we file with the Securities and Exchange Commission.

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

Locations

Our corporate office is located in Woburn, Massachusetts. We maintain regional field offices serving the following geographical locations: Garden City, New York; Rosemont, Illinois; Atascadero, California; Ontario, Canada; and Brussels, Belgium.

We have four wholly-owned subsidiaries: Bridgeline Digital Pvt. Ltd., located in Bangalore, India; Bridgeline Digital Canada, Inc., located in Ontario, Canada; Hawk Search, Inc. located in Rosemont, Illinois and Bridgeline Digital Belgium BV, located in Brussels, Belgium.

Customer Information

We currently have over 2,000 active customers. For the three months ended December 31, 2025 and 2024, no customer exceeded 10% of our revenue.

Results of Operations for the Three Months Ended December 31, 2025 compared to the Three Months Ended December 31, 2024

Total net revenue for each of the three months ended December 31, 2025 and 2024, was $3.9  million and $3.8 million, respectively. We had net loss of $(0.1) million and $(0.6) million for the three months ended December 31, 2025 and 2024, respectively. Included in the net loss for the three months ended December 31, 2025 and 2024, was a gain of $90 thousand and a loss of $(114) thousand as a result of the change in fair value of certain warrant liabilities, respectively. Basic and diluted loss per share attributable to common shareholders was $ (0.01) and $ (0.06) for the three months ended December 31, 2025 and 2024, respectively.

(in thousands)	Three Months Ended December 31,
Revenue	2025	%	2024	%	Change	% Change
Subscription	$3,155	81%	$3,048	80%	$107	4%
Services	758	19%	743	20%	15	2%
Total net revenue	3,913		3,791		122	3%

Cost of revenue
Subscription	985	31%	893	29%	92	10%
Services	340	45%	363	49%	(23)	(6)%
Total cost of revenue	1,325	34%	1,256	33%	69	5%
Gross profit	2,588	66%	2,535	67%	53	2%

Operating expenses
Sales and marketing	1,041	27%	982	26%	59	6%
General and administrative	711	18%	786	21%	(75)	(10)%
Research and development	792	20%	1,073	28%	(281)	(26)%
Depreciation and amortization	190	5%	195	5%	(5)	(3)%
Restructuring and acquisition related expenses	25	1%	10	0%	15	150%
Total operating expenses	2,759		3,046		(287)	(9)%

Loss from operations	(171)		(511)		340	(67)%
Interest expense and other, net	-		(4)		4	0%
Change in fair value of warrant liabilities	90		(114)		204	(179)%
Loss before income taxes	(81)		(629)		548	(87)%
Provision for income taxes	5		5		-	0%

Net loss	$(86)		$(634)		$548	(86)%

Non-GAAP Measure:
Adjusted EBITDA	$122		$(193)		$315	(163)%

Revenue

Our revenue is derived from two sources: (i) subscription and (ii) services.

Subscription

Subscription revenue of $3.2 million for the three months ended December 31, 2025 increased by $0.1 compared to $3.1 million for the three months ended December 31, 2024.

Subscription revenue as a percentage of total revenue of 81% for the three months ended December 31, 2025 increased from 80% for the three months ended December 31, 2024.

Services

Services revenue of $0.8 million for the three months ended December 31, 2025 increased slightly compared to $0.7 million for the three months ended December 31, 2024.

Services revenue as a percentage of total revenue of 19% for the three months ended December 31, 2025 decreased from 20% for the three months ended December 31, 2024.

Overall

Revenue for Bridgeline’s Core products was $2.4 million for the three months ended December 31, 2025 (representing 60% of total revenue), an increase from $2.0 million in the three months ended December 31, 2024 (representing 54% of total revenue). Bridgeline revenue for the three months ended December 31, 2025 increased compared to the three months ended December 31, 2024, with growth in Core products, led by HawkSearch, offset by lower revenue in certain legacy products. Core revenue for the 12 months ended December 31, 2025 grew by 17% compared to the 12 months ended December 31, 2024.

Cost of Revenue

Total cost of revenue of $1.3 million for the three months ended December 31, 2025 remained consistent with $1.3 million for the three months ended December 31, 2024.

Cost of Subscription Revenue

Cost of subscription revenue of $1.0 million for the three months ended December 31, 2025 increased slightly from $0.9 million for the three months ended December 31, 2024.

The cost of subscription revenue as a percentage of subscription revenue was 31% and 29% for the three months ended December 31, 2025 and 2024, respectively.

The changes in cost of subscription revenue are primarily due to higher server costs.

Cost of Services Revenue

Cost of services revenue of $0.3 million for the three months ended December 31, 2025 a slight decrease from $0.4 million for the three months ended December 31, 2024.

The cost of services revenue as a percentage of total services revenue was 45% and 49% for the three months ended December 31, 2025 and 2024, respectively.

The changes in cost of services revenue is primarily due to lower personnel costs.

Gross Profit

Gross profit of $2.6 million for the three months ended December 31, 2025 increased from $2.5 million for the three months ended December 31, 2024.

The gross profit margin was 66% and 67% for the three months ended December 31, 2025 and 2024, respectively.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $1.0 million for the three months ended December 31, 2025 increased from $1.0 million for the three months ended December 31, 2024.

Sales and marketing expense as a percentage of total revenue was 27% and 26% for the three months ended December 31, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses of $0.7 million for the three months ended December 31, 2025 decreased from $0.8 million for the three months ended December 31, 2024.

General and administrative expense as a percentage of total revenue was 18% and 21% for the three months ended December 31, 2025 and 2024, respectively.

The decrease from the prior comparable periods is primarily attributable to lower personnel costs.

Research and Development

Research and development expenses of $0.8 million for the three months ended December 31, 2025 decreased from $1.1 million for the three months ended December 31, 2024.

Research and development expenses as a percentage of total revenue was 20% and 28% for the three months ended December 31, 2025 and 2024, respectively.

The decrease for the three months ended December 31, 2025 was primarily attributable to lower personnel costs.

Depreciation and Amortization

Depreciation and amortization expenses of $0.2 million for the three months ended December 31, 2025 remained consistent with $0.2 million for the three months ended December 31, 2024.

Depreciation and amortization as a percentage of total revenue was 5% for each of the three months ended December 31, 2025 and 2024.

Restructuring and Acquisition Related Expenses

Restructuring and acquisition related expenses were $25 thousand for the three months ended December 31, 2025 compared to $10 thousand for the three months ended December 31, 2024.

Loss from Operations

The loss from operations was $ (0.2) million and $ (0.5) million for the three months ended December 31, 2025 and 2024, respectively.

Interest expense and other, net

The sum of interest expense and other, net, was less than $(1) thousand of income for the three months ended December 31, 2025 and was $(4) thousand of income for the three months ended December 31, 2024.

Change in fair value of warrant liabilities

We recognized a gain on the change in fair value of warrant liabilities of $0.1 million during the three months ended December 31, 2025 and recognized a loss related to the change in fair value of warrant liabilities of $(0.1) million for the three months ended December 31, 2024.

Provision for Income Taxes

The provision for income taxes was $5 thousand for each of the three months ended December 31, 2025 and December 31, 2024. The provision for income taxes consists of estimated liability for federal and state income taxes owed by us. Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We maintain a valuation allowance against its net deferred tax assets.

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

The following table reconciles net loss (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended December 31,
	2025	2024
Net loss	$(86)	$(634)
Provision for income tax	5	5
Interest expense and other, net	-	4
Change in fair value of warrants	(90)	114
Amortization of intangible assets	183	184
Depreciation and other amortization	7	17
Restructuring and acquisition related charges	25	10
Stock-based compensation	78	107
Adjusted EBITDA	$122	$(193)

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $(39) thousand for the three months ended December 31, 2025, compared to cash provided by operating activities of $0.2 million for the three months ended December 31, 2024. The change in cash used in operating activities, compared to the prior period, was primarily due to changes in non-cash items, including amortization, depreciation, stock-based compensation, and changes in fair value of warrant liabilities, and changes in accounts receivable, prepaids and other current assets, and accounts payable and accrued liabilities and deferred revenue.

Investing Activities

There was $(17) thousand and $(5) thousand cash used in investing activities for the three months ended December 31, 2025 and 2024, respectively.

Financing Activities

Cash used in financing activities was $(0.1) million for each of the three months ended December 31, 2025 and 2024, primarily related to payments of long-term debt.

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

We may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof.  Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-285176), which was initially filed with the Securities and Exchange Commission on February 24, 2025 and declared effective on February 27, 2025 (the “Shelf Registration Statement”). A complete description of the types of securities that the Company may sell is described in the Preliminary Prospectus contained in the Shelf Registration Statement. As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration Statement. There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us. Further, our ability to offer or sell such securities may be limited by the rules of the NASDAQ Capital Market. As of December 31, 2025 approximately $47.7 million remains available for issuance.

Off-Balance Sheet Arrangements

At this time, we do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases are $0.6 million, with obligations extending through fiscal 2031. Debt payments on our various debt obligations total $0.2 million, of which $0.1 million is expected to be paid in the next twelve months.

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

Revenue Recognition

We derive our revenue from two sources: (i) Subscription, which are comprised of software subscription fees ("SaaS"), hosting and related services, maintenance for post-customer support (“PCS”) on perpetual licenses, and perpetual software licenses, and (ii) Services, which are professional services to implement our products such as web development, digital strategy, information architecture and usability engineering search. Customers who license the software on a subscription basis, which can be described as “Software as a Service” or “SaaS”, do not take possession of the software.

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

Accounting for Stock-Based Compensation

At December 31, 2025, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 8 of these condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2025.

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

From time to time, we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material beyond those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the Securities and Exchange Commission on December 19, 2025.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the Securities and Exchange Commission on December 19, 2025.

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

Bridgeline Digital, Inc.
(Registrant)

February 12, 2026	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

February 12, 2026	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)