Form 10-Q
period 2026-03-31
Bridgeline Digital, Inc.
filed 2026-05-15
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of common stock par value $0.001 per share, outstanding as of May 14, 2026 was 12,599,879.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2026

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	March 31, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,373	$1,626
Accounts receivable, net	1,398	1,542
Prepaid expenses and other current assets	702	310
Total current assets	3,473	3,478
Property and equipment, net	54	46
Operating lease assets	457	134
Intangible assets, net	2,810	3,176
Goodwill	8,468	8,468
Other assets	62	24
Total assets	$15,324	$15,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$84	$156
Current portion of operating lease liabilities	126	61
Accounts payable	1,236	1,684
Accrued liabilities	936	819
Deferred revenues	2,829	2,262
Total current liabilities	5,211	4,982
Long-term debt, net of current portion	125	170
Operating lease liabilities, net of current portion	330	73
Warrant liabilities	8	102
Other long-term liabilities	415	431
Total liabilities	6,089	5,758

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized
Common stock - $0.001 par value; 50,000,000 shares authorized; 12,599,879 shares issued and outstanding at March 31, 2026 and 12,224,399 shares issued and outstanding at September 30, 2025	13	12
Additional paid-in capital	104,121	103,924
Accumulated deficit	(94,574)	(94,056)
Accumulated other comprehensive loss	(325)	(312)
Total stockholders’ equity	9,235	9,568
Total liabilities and stockholders’ equity	$15,324	$15,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net revenues:
Subscription	$3,118	$3,052	$6,273	$6,100
Services	799	823	1,557	1,566
Total net revenues	3,917	3,875	7,830	7,666
Cost of revenues:
Subscription	975	867	1,960	1,760
Services	422	392	762	755
Total cost of revenues	1,397	1,259	2,722	2,515
Gross profit	2,520	2,616	5,108	5,151
Operating expenses:
Sales and marketing	1,060	1,076	2,101	2,058
General and administrative	762	783	1,473	1,569
Research and development	873	1,110	1,665	2,183
Depreciation and amortization	192	195	382	390
Restructuring and acquisition related expenses	59	197	84	207
Total operating expenses	2,946	3,361	5,705	6,407
Loss from operations	(426)	(745)	(597)	(1,256)
Interest expense and other, net	(6)	(5)	(6)	(9)
Change in fair value of warrant liabilities	5	25	95	(89)
Loss before income taxes	(427)	(725)	(508)	(1,354)
Provision for income taxes	5	5	10	10
Net loss	(432)	(730)	(518)	(1,364)
Redemption of Series C Convertible Preferred Stock	-	(331)	-	(331)
Net loss applicable to common shareholders	(432)	(1,061)	(518)	(1,695)
Net loss per share attributable to common shareholders:
Basic net loss per share	$(0.04)	$(0.10)	$(0.04)	$(0.16)
Diluted net loss per share	$(0.04)	$(0.10)	$(0.04)	$(0.16)
Number of weighted average shares outstanding:
Basic	12,079,232	10,507,720	12,064,064	10,461,674
Diluted	12,079,232	10,507,720	12,064,064	10,461,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net loss	$(432)	$(730)	$(518)	$(1,364)
Other comprehensive loss:
Net change in foreign currency translation adjustment	(7)	(9)	(13)	62
Comprehensive loss	$(439)	$(739)	$(531)	$(1,302)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Six Months Ended March 31, 2026
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2025	-	$-	12,224,399	$12	$103,924	$(94,056)	$(312)	$9,568
Stock-based compensation expense	-	-	-	-	78	-	-	78
Issuance of common stock - stock options exercised	-	-	315	-	-	-	-	-
Net loss	-	-	-	-	-	(86)	-	(86)
Foreign currency translation	-	-	-	-	-	-	(6)	(6)
Balance at December 31, 2025	-	$-	12,224,714	$12	$104,002	$(94,142)	$(318)	$9,554
Stock-based compensation expense	-	-	-	-	131	-	-	131
Withholding tax on share-based compensation (Note 8)					(12)			(12)
Issuance of restricted common stock	-	-	375,165	1	-			1
Net loss	-	-	-	-	-	(432)	-	(432)
Foreign currency translation	-	-	-	-	-	-	(7)	(7)
Balance at March 31, 2026	-	$-	12,599,879	$13	$104,121	$(94,574)	$(325)	$9,235

	For the Six Months Ended March 31, 2025
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2024	350	$-	10,417,609	$10	$101,833	$(91,538)	$(299)	$10,006
Stock-based compensation expense	-	-	-	-	107	-	-	107
Net loss	-	-	-	-	-	(634)	-	(634)
Foreign currency translation	-	-	-	-	-	-	71	71
Balance at December 31, 2024	350	$-	10,417,609	$10	$101,940	$(92,172)	$(228)	$9,550
Stock-based compensation expense	-	-	-	-	107	-	-	107
Redemption of Series C Convertible Preferred Stock (Note 8)	(350)	-	-	-	(331)	-	-	(331)
Issuance of common stock, net of offering costs	-	-	1,473,979	2	1,981	-	-	1,983
Issuance of common stock - stock options exercised	-	-	25,000	-	20	-	-	20
Net loss	-	-	-	-	-	(730)	-	(730)
Foreign currency translation	-	-	-	-	-	-	(9)	(9)
Balance at March 31, 2025	-	$-	11,916,588	$12	$103,717	$(92,902)	$(237)	$10,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(518)	$(1,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	366	366
Depreciation and other amortization	17	37
Change in fair value of warrant liabilities	(95)	89
Stock-based compensation	209	214
Changes in operating assets and liabilities
Accounts receivable	147	(122)
Prepaid expenses and other current assets	(392)	(313)
Other assets	(20)	13
Accounts payable and accrued liabilities	(326)	945
Deferred revenues	545	(14)
Other long-term liabilities	(12)	(45)
Total adjustments	439	1,170
Net cash used in operating activities	(79)	(194)
Cash flows used in investing activities:
Purchase of property and equipment	(24)	(7)
Software development capitalization costs	(20)	-
Net cash used in investing activities	(44)	(7)
Cash flows (used in) provided by financing activities:
Proceeds from issuance of common stock, net of offering costs	-	1,983
Proceeds from stock option exercised	-	20
Redemption of Series C Convertible Preferred Stock and warrants	-	(331)
Withholding tax on share-based compensation	(10)	-
Payments of long-term debt	(112)	(101)
Net cash (used in) provided by financing activities	(122)	1,571
Effect of exchange rate changes on cash and cash equivalents	(8)	(9)
Net (decrease) increase in cash and cash equivalents	(253)	1,361
Cash and cash equivalents at beginning of period	1,626	1,390
Cash and cash equivalents at end of period	$1,373	$2,751

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$5	$3
Income taxes	$11	$16

Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease	$380	$-

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

Bridgeline’s software is available through a cloud-based Software as a Service (“SaaS”) model. Additionally, Bridgeline’s software is available via a perpetual licensing business model, in which the software can reside on premise at the customer’s facility, or manage-hosted by Bridgeline. Bridgeline’s product offerings include:

● HawkSearch: a site search, recommendation, and personalization software application, built for marketers to enhance, normalize, and enrich an online customer’s content search and product discovery experience.

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

The Company may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof. Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-285176), which was initially filed with the Securities and Exchange Commission on  February 24, 2025, and declared effective on  February 27, 2025 (the “Shelf Registration Statement”). A complete description of the types of securities that the Company may sell is described in the Preliminary Prospectus contained in the Shelf Registration Statement. As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration Statement. There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us. Further, our ability to offer or sell such securities may be limited by rules of the NASDAQ Capital Market. As of  March 31, 2026 approximately $47.7 million remains available for issuance.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and six months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending September 30, 2026. The accompanying  September 30, 2025 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on December 19, 2025.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of March 31, 2026	As of September 30, 2025
Accounts receivable	$1,797	$1,887
Allowance for credit losses	(399)	(345)
Accounts receivable, net	$1,398	$1,542

As of  March 31, 2026 one customer exceeded 10% of accounts receivable and as of  September 30, 2025, one different customer exceeded 10% of accounts receivable.

Allowance for Credit Losses

The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of October 1, 2025	$345
Provision for credit losses	95
Write-off/adjustments	(41)
Balance as of March 31, 2026	$399

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

The carrying value of the Company’s accounts receivable and accounts payable approximates fair value due to their short-term nature. As of March 31, 2026 and September 30, 2025, the aggregate fair values of long-term debts were $0.2 million and $0.3 million, respectively, with an aggregate carrying value of $0.2 million and $0.3 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 24.4% - 91.3% and 49.1%, respectively, as of March 31, 2026, and 25.1% - 78.4% and 47.9%, respectively, as of September 30, 2025. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of March 31, 2026	As of September 30, 2025
	Series D Preferred	Montage Capital	Series D Preferred
Volatility	68.7%	51.0%	72.1%
Risk-free rate	3.5%	4.8%	3.7%
Stock price	$0.80	$1.32	$1.32

The Company recognized a gain of $5 thousand and a gain of $25 thousand related to the change in fair value of warrant liabilities for the three months ended March 31, 2026 and 2025, respectively. The Company recognized a gain of $95 thousand and a loss of $(89) thousand for the six months ended March 31, 2026 and 2025, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs to the Monte Carlo option-pricing model, primarily a change in the stock price.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets and Liabilities of the Company measured at fair value on a recurring basis as of March 31, 2026 and September 30, 2025, are as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Series D	$-	$-	$8	$8

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$2	$2
Series D	-	-	100	100
Total warrant liabilities	$-	$-	$102	$102

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, as follows:

Warrant Liabilities
Balance at beginning of period, September 30, 2025	$102
Additions	-
Payments, exercises or expirations	-
Adjustment to fair value	(90)
Balance at end of period, December 31, 2025	$12
Additions	-
Payments, exercises or expirations	-
Adjustment to fair value	(4)
Balance at end of period, March 31, 2026	$8

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of March 31, 2026	As of September 30, 2025
Domain and trade names	$493	$519
Customer related	2,289	2,542
Technology	28	115
Balance at end of period	$2,810	$3,176

Total amortization expense was $183 thousand and $182 thousand related to intangible assets for the three months ended March 31, 2026 and 2025, respectively, and $366 thousand for each of the six months ended March 31, 2026 and 2025 and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2026 (remaining), 2027, 2028, 2029, 2030 and thereafter is $307, $559, $559, $475, $392, and $518 thousand, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2026	As of September 30, 2025
Compensation and benefits	$570	$659
Professional fees	120	81
Insurance	85	-
Other	161	79
Balance at end of period	$936	$819

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7.    Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders. The assumed debt obligations and seller note are denominated in Euros. Long-term debt consisted of the following:

	As of March 31, 2026	As of September 30, 2025
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$209	$256
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matured in October 2025.	-	70
Total debt	209	326
Less: current portion	(84)	(156)
Long-term debt, net of current portion	$125	$170

At March 31, 2026, future maturities of long-term debt are as follows:

Fiscal year:
2026 (remaining)	$42
2027	84
2028	83
Total long-term debt	$209

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

The Company accounted for the redemption of the Series C Preferred Stock as a return to the preferred stockholder measured as the difference between the (1) purchase price allocated to the Series C Preferred Stock of $331 thousand and (2) the carrying value of the Series C Preferred Stock, which was $0. The difference of $331 thousand was recognized as a reduction in additional paid-in capital, in the absence of retained earnings, and is included as a component of net loss attributable to common shareholders. As of March 31, 2026 and September 30, 2025, the Company had no shares of Series C Preferred Stock outstanding.

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

On  September 16, 2025, the stockholders approved a new stock incentive plan, the 2025 Stock Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2025 Plan provides for the issuance in the aggregate of up to 1,500,000 shares of common stock associated with awards granted under the Stock Incentive Plan. As of  March 31, 2026, there were 490,571 shares available for future issuance under the 2025 Plan.

On  April 29, 2016, the stockholders approved the prior stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan expired in April 2026.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the condensed consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the three and six months ended March 31, 2026 and 2025, compensation expense related to share-based payments was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Operating expenses	$131	$107	$209	$214

As of March 31, 2026, the Company had approximately $0.7 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.2 years.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the three and six months ended  March 31, 2026 and the three and six months ended  March 31, 2025 there were no warrants that were exercised. There were 13,000 warrants redeemed during the three and six months ended  March 31, 2025.

During the three and six months ended March 31, 2026, 31,564 and 32,891 warrants expired, respectively. There were no warrant expirations during the three and six months ended  March 31, 2025.

Total warrants outstanding as of  March 31, 2026, were as follows:

Type	Issue Date	Shares	Price	Expiration
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	5/14/2021	166,536	$2.85	5/12/2026
Placement Agent	3/26/2025	70,000	$1.88	3/24/2030
		828,642

Summary of Option and Warrant Activity

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

On April 1, 2026, the Company also issued 10,000 options to purchase shares to a member of management at an exercise price of $0.90, based upon the closing price of the Company's common stock on the grant date, which vest ratably on a quarterly basis over a three-year period.

During the six months ended March 31, 2026, 1,000 options were exercised.

A summary of combined stock option and warrant activity for the six months ended March 31, 2026, is as follows:

	Stock Options		Stock Warrants
	Awards	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, September 30, 2025	1,988,677	$1.99	861,533	$2.77
Granted	250,000	0.82	-	-
Exercised or redeemed	(1,000)	0.81	-	-
Forfeited	(27,004)	1.79	-	-
Expired	(48)	227.50	(32,891)	9.06
Outstanding, March 31, 2026	2,210,625	$1.86	828,642	$2.37
Options vested and exercisable, March 31, 2026	1,674,784	$2.14

As of March 31, 2026, there was no aggregate intrinsic value of options outstanding and exercisable and the weighted-average remaining contractual term was 6.9 and 6.1 years, respectively.

A summary of the status of restricted stock is as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested at October 1, 2025	191,210	$1.40
Granted	375,165	0.82
Vested	(51,851)	1.19
Cancelled/Forfeited	-	-
Unvested at March 31, 2026	514,524	$1.40

The aggregate fair value of restricted stock that vested during the three and six months ended March 31, 2026 was $39 thousand and $62 thousand, respectively.

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

Basic and diluted net (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net loss	$(432)	$(730)	$(518)	$(1,364)
Redemption of Series C Convertible Preferred Stock	-	(331)	-	(331)
Net loss applicable to common shareholders	$(432)	$(1,061)	$(518)	$(1,695)

Denominator:
Weighted-average shares outstanding for basic earnings per share	12,079,232	10,507,720	12,064,064	10,461,674
Effect of dilutive securities:
Options	-	-	-	-
Warrants	-	-	-	-
Weighted-average shares outstanding for diluted earnings per share	12,079,232	10,507,720	12,064,064	10,461,674

Basic net loss per share	$(0.04)	$(0.10)	$(0.04)	$(0.16)
Diluted net loss per share	$(0.04)	$(0.10)	$(0.04)	$(0.16)

Potential common stock equivalents excluded from the computation of diluted net (loss) per share because their inclusion would have been anti-dilutive were as follows (in shares):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Stock options	2,210,625	2,079,540	2,210,625	2,079,540
Warrants	828,642	861,533	828,642	861,533
Unvested restricted stock	514,524	-	514,524	-

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues:	2026	2025	2026	2025
United States	$3,438	$3,250	$6,986	$6,442
International	479	625	844	1,224
	$3,917	$3,875	$7,830	$7,666

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $0.5 million and $0.6 million as of March 31, 2026 and September 30, 2025, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s revenue by type is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues	2026	2025	2026	2025
Subscription - SaaS	$2,487	$2,624	$4,986	$5,261
Subscription - Maintenance	95	98	194	208
Subscription - Hosting	536	330	1,093	631
Services	799	823	1,557	1,566
	$3,917	$3,875	$7,830	$7,666

For the three and six months ended March 31, 2026 and 2025, no single customer exceeded 10% of the Company’s total revenue.

Deferred Revenue

Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent deferred revenue included in Other long-term liabilities.

The following table summarizes the classification and net change in deferred revenue as of and for the three and six months ended March 31, 2026:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2025	$2,262	$284
Increase	56	-
Balance as of December 31, 2025	$2,318	$284
Increase (decrease)	511	(12)
Balance as of March 31, 2026	$2,829	$272

11.  Income Taxes

Provision for income taxes consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During each of the three months ended March 31, 2026 and 2025, the Company recognized a provision for income taxes of $5 thousand. During each of the six months ended March 31, 2026 and 2025, the Company recognized a provision for income taxes of $10 thousand.

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three and six months ended March 31, 2026 and 2025, the Company was also a lessee/sublessor for certain office locations.

Commencing December 1, 2025, the Company leases office space in Garden City, New York. The lease is for $7 thousand per month, through  March 31, 2031. Commencing April 1, 2026, the Company expanded the office space in Garden City, New York. The expanded leases is for $15 thousand per month, through  March 31, 2031.

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

The components of net lease costs were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Condensed Consolidated Statement of Operations:
Operating lease cost	$45	$46	$83	$96
Variable lease cost	13	15	28	32
Less: Sublease income, net	(18)	(18)	(36)	(36)
Total	$40	$43	$75	$92

Cash paid for amounts included in the measurement of lease liabilities was $69 thousand and $76 thousand for the six months ended March 31, 2026 and 2025, all of which represents operating cash flows from operating leases. As of March 31, 2026, the weighted average remaining lease term was 4.3 years and the weighted average discount rate was 10.9%.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At March 31, 2026, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2026 (remaining)	$55	$36	$19
2027	160	72	88
2028	116	24	92
2029	95	-	95
2030	95	-	95
Thereafter	55	-	55
Total lease commitments	576	132	444
Less: Amount representing interest	(120)
Present value of lease liabilities	456
Less: current portion	(126)
Operating lease liabilities, net of current portion	$330

As of March 31, 2026, the Company had lease commitments that extended to fiscal 2031.

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of March 31, 2026 and September 30, 2025.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of March 31, 2026 and September 30, 2025, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of March 31, 2026, the Company was not engaged with any material legal proceedings.

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

Our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, we have one operating segment - Software - in the business of marketing technology.

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

Michael Ketslakh

Mr. Ketslakh purchased 21,353 shares in the open market in the six months ended  March 31, 2026.

On February 10, 2025, the Board appointed Michael Ketslakh to serve as a Class II Director of the Board, to fill the vacancy created by the resignation of Mr. Landers. Mr. Ketslakh will serve until his term expires at the 2028 Annual Meeting of Stockholders.

Mr. Ketslakh participated in the Private Placement and purchased 394,736 unregistered shares.

16.  Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements, other than that included in Note 8 and Note 12.

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

Customer Information

We currently have over 2,000 active customers. For the three and six months ended March 31, 2026 and 2025, no customer exceeded 10% of our revenue.

Results of Operations for the Three and Six Months Ended March 31, 2026 compared to the Three and Six Months Ended March 31, 2025

Total net revenue for each of the three months ended March 31, 2026 and 2025, was $3.9 million. We had net loss of $(0.4) million and $(0.7) million for the three months ended March 31, 2026 and 2025, respectively. Included in the net loss for the three months ended March 31, 2026 and 2025, was a gain of $5 thousand and $25 thousand as a result of the change in fair value of certain warrant liabilities, respectively. Basic and diluted loss per share attributable to common shareholders was $ (0.04) and $ (0.10) for the three months ended March 31, 2026 and 2025, respectively.

Total net revenue for the six months ended March 31, 2026 and 2025, was $7.8 million and $7.7 million, respectively. We had net loss of $(0.5) million and $(1.4) million for the six months ended March 31, 2026 and 2025, respectively. Included in the net loss for the six months ended March 31, 2026 and 2025, was a gain of $95 thousand and a loss of $(89) thousand as a result of the change in fair value of certain warrant liabilities, respectively. Basic and diluted loss per share attributable to common shareholders was $ (0.04) and $ (0.16) for the six months ended March 31, 2026 and 2025, respectively.

(in thousands)	Three Months Ended March 31,						Six Months Ended March 31,
Revenue	2026	%	2025	%	Change	% Change	2026	%	2025	%	Change	% Change
Subscription	$3,118	80%	$3,052	79%	$66	2%	$6,273	80%	$6,100	80%	$173	3%
Services	799	20%	823	21%	(24)	(3)%	1,557	20%	1,566	20%	(9)	(1)%
Total net revenue	3,917		3,875		42	1%	7,830		7,666		164	2%

Cost of revenue
Subscription	975	31%	867	28%	108	12%	1,960	31%	1,760	29%	200	11%
Services	422	53%	392	48%	30	8%	762	49%	755	48%	7	1%
Total cost of revenue	1,397	36%	1,259	32%	138	11%	2,722	35%	2,515	33%	207	8%
Gross profit	2,520	64%	2,616	68%	(96)	(4)%	5,108	65%	5,151	67%	(43)	(1)%

Operating expenses
Sales and marketing	1,060	27%	1,076	28%	(16)	(1)%	2,101	27%	2,058	27%	43	2%
General and administrative	762	19%	783	20%	(21)	(3)%	1,473	19%	1,569	20%	(96)	(6)%
Research and development	873	22%	1,110	29%	(237)	(21)%	1,665	21%	2,183	28%	(518)	(24)%
Depreciation and amortization	192	5%	195	5%	(3)	(2)%	382	5%	390	5%	(8)	(2)%
Restructuring and acquisition related expenses	59	2%	197	5%	(138)	(70)%	84	1%	207	3%	(123)	(59)%
Total operating expenses	2,946		3,361		(415)	(12)%	5,705		6,407		(702)	(11)%

Loss from operations	(426)		(745)		319	(43)%	(597)		(1,256)		659	(52)%
Interest expense and other, net	(6)		(5)		(1)	20%	(6)		(9)		3	(33)%
Change in fair value of warrant liabilities	5		25		(20)	(80)%	95		(89)		184	(207)%
Loss before income taxes	(427)		(725)		298	(41)%	(508)		(1,354)		846	(62)%
Provision for income taxes	5		5		-	0%	10		10		-	0%

Net loss	$(432)		$(730)		$298	(41)%	$(518)		$(1,364)		$846	(62)%

Non-GAAP Measure:
Adjusted EBITDA	$(43)		$(239)		$196	(82)%	$79		$(432)		$511	(118)%

Revenue

Subscription

Subscription revenue of $3.1 million for the three months ended March 31, 2026 remained consistent with the three months ended March 31, 2025.

Subscription revenue of $6.3 million for the six months ended March 31, 2026 increased by $0.2 compared to $6.1 million for the six months ended March 31, 2025.

Subscription revenue as a percentage of total revenue was 80% and 79% for the three months ended March 31, 2026 and 2025, respectively.

Subscription revenue as a percentage of total revenue of 80% for both the six months ended March 31, 2026 and the six months ended March 31, 2025.

Services

Services revenue of $0.8 million for the three months ended March 31, 2026 remained consistent with the three months ended March 31, 2025.

Services revenue of $1.6 million for the six months ended March 31, 2026 remained consistent with the six months ended March 31, 2025.

Services revenue as a percentage of total revenue was 20% and 21% for the three months ended March 31, 2026 and 2025, respectively.

Services revenue as a percentage of total revenue of 20% for both the six months ended March 31, 2026 and the six months ended March 31, 2025.

Overall

Revenue for Bridgeline’s Core products was $2.4 million for the three months ended March 31, 2026 (representing 61% of total revenue), an increase from $2.3 million in the three months ended March 31, 2025 (representing 59% of total revenue). Bridgeline revenue for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025, with growth in Core products, led by HawkSearch, offset by lower revenue in certain legacy products.

Revenue for Bridgeline’s Core products was $4.8 million for the six months ended March 31, 2026 (representing 61% of total revenue), an increase from $4.3 million in the six months ended March 31, 2025 (representing 56% of total revenue). Bridgeline revenue for the six months ended March 31, 2026 increased compared to the six months ended March 31, 2025, with growth in Core products, led by HawkSearch, offset by lower revenue in certain legacy products.

Core revenue for the 12 months ended March 31, 2026 grew by 14% compared to the 12 months ended March 31, 2025.

Cost of Revenue

Total cost of revenue of $1.4 million for the three months ended March 31, 2026 increased from $1.3 million for the three months ended March 31, 2025.

Total cost of revenue of $2.7 million for the six months ended March 31, 2026 increased from $2.5 million for the six months ended March 31, 2025.

Cost of Subscription Revenue

Cost of subscription revenue of $1.0 million for the three months ended March 31, 2026 increased from $0.9 million for the three months ended March 31, 2025.

The cost of subscription revenue as a percentage of subscription revenue was 31% and 28% for the three months ended March 31, 2026 and 2025, respectively.

Cost of subscription revenue of $2.0 million for the six months ended March 31, 2026 increased from $1.8 million for the six months ended March 31, 2025.

The cost of subscription revenue as a percentage of subscription revenue was 31% and 29% for the six months ended March 31, 2026 and 2025, respectively.

The changes in cost of subscription revenue are primarily due to higher server costs.

Cost of Services Revenue

Cost of services revenue of $0.4 million for the three months ended March 31, 2026 remained consistent with the three months ended March 31, 2025.

The cost of services revenue as a percentage of total services revenue was 53% and 48% for the three months ended March 31, 2026 and 2025, respectively.

Cost of services revenue of $0.8 million for the six months ended March 31, 2026 remained consistent with the six months ended March 31, 2025.

The cost of services revenue as a percentage of total services revenue was 49% and 48% for the six months ended March 31, 2026 and 2025, respectively.

The changes in cost of services revenue is primarily due to lower personnel costs.

Gross Profit

Gross profit of $2.5 million for the three months ended March 31, 2026 decreased from $2.6 million for the three months ended March 31, 2025.

The gross profit margin was 64% and 68% for the three months ended March 31, 2026 and 2025, respectively.

Gross profit of $5.1 million for the six months ended March 31, 2026 decreased from $5.2 million for the six months ended March 31, 2025.

The gross profit margin was 65% and 67% for the six months ended March 31, 2026 and 2025, respectively.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $1.1 million for the three months ended March 31, 2026 remained consistent with the three months ended March 31, 2025.

Sales and marketing expense as a percentage of total revenue was 27% and 28% for the three months ended March 31, 2026 and 2025, respectively.

Sales and marketing expenses of $2.1 million for the six months ended March 31, 2026 remained consistent with the six months ended March 31, 2025.

Sales and marketing expense as a percentage of total revenue was 27% for each of the six months ended March 31, 2026 and 2025.

The consistency with the prior comparable periods is primarily attributable to lower personnel costs and higher lead generation costs.

General and Administrative Expenses

General and administrative expenses of $0.8 million for the three months ended March 31, 2026 remained consistent with the three months ended March 31, 2025.

General and administrative expense as a percentage of total revenue was 19% and 20% for the three months ended March 31, 2026 and 2025, respectively.

General and administrative expenses of $1.5 million for the six months ended March 31, 2026 decreased from $1.6 million for the six months ended March 31, 2025.

General and administrative expense as a percentage of total revenue was 19% and 20% for the six months ended March 31, 2026 and 2025, respectively.

The decrease from the prior comparable periods is primarily attributable to lower personnel costs.

Research and Development

Research and development expenses of $0.9 million for the three months ended March 31, 2026 decreased from $1.1 million for the three months ended March 31, 2025.

Research and development expenses as a percentage of total revenue was 22% and 29% for the three months ended March 31, 2026 and 2025, respectively.

Research and development expenses of $1.7 million for the six months ended March 31, 2026 decreased from $2.2 million for the six months ended March 31, 2025.

Research and development expenses as a percentage of total revenue was 21% and 28% for the six months ended March 31, 2026 and 2025, respectively.

The decrease from the prior comparable periods is primarily attributable to lower personnel costs.

Depreciation and Amortization

Depreciation and amortization expenses of $0.2 million for the three months ended March 31, 2026 remained consistent with the three months ended March 31, 2025.

Depreciation and amortization as a percentage of total revenue was 5% for each of the three months ended March 31, 2026 and 2025.

Depreciation and amortization expenses of $0.4 million for the six months ended March 31, 2026 remained consistent with the six months ended March 31, 2025.

Depreciation and amortization as a percentage of total revenue was 5% for each of the six months ended March 31, 2026 and 2025.

Restructuring and Acquisition Related Expenses

Restructuring and acquisition related expenses were $59 thousand for the three months ended March 31, 2026 compared to $0.2  million for the three months ended March 31, 2025.

Restructuring and acquisition related expenses were $84 thousand for the six months ended March 31, 2026 compared to $0.2  million for the six months ended March 31, 2025.

Loss from Operations

The loss from operations was $ (0.4) million and $ (0.7) million for the three months ended March 31, 2026 and 2025, respectively.

The loss from operations was $ (0.6) million and $ (1.3) million for the six months ended March 31, 2026 and 2025, respectively.

Interest expense and other, net

Interest expense and other, net, was $(6) thousand for the three months ended March 31, 2026 and was $(5) thousand for the three months ended March 31, 2025.

Interest expense and other, net, was $(6) thousand for the six months ended March 31, 2026 and was $(9) thousand for the six months ended March 31, 2025.

Change in fair value of warrant liabilities

We recognized a gain on the change in fair value of warrant liabilities of $5 thousand during the three months ended March 31, 2026 and recognized a gain related to the change in fair value of warrant liabilities of $25 thousand for the three months ended March 31, 2025.

We recognized a gain on the change in fair value of warrant liabilities of $95 thousand during the six months ended March 31, 2026 and recognized a loss related to the change in fair value of warrant liabilities of $(89) thousand for the six months ended March 31, 2025.

Provision for Income Taxes

The provision for income taxes was $5 thousand for each of the three months ended March 31, 2026 and March 31, 2025. The provision for income taxes was $10 thousand for each of the six months ended March 31, 2026 and March 31, 2025. The provision for income taxes consists of estimated liability for federal and state income taxes owed by us. Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We maintain a valuation allowance against its net deferred tax assets.

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

The following table reconciles net loss (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net loss	$(432)	$(730)	$(518)	$(1,364)
Provision for income tax	5	5	10	10
Interest expense and other, net	6	5	6	9
Change in fair value of warrants	(5)	(25)	(95)	89
Amortization of intangible assets	183	182	366	366
Depreciation and other amortization	10	20	17	37
Restructuring and acquisition related charges	59	197	84	207
Stock-based compensation	131	107	209	214
Adjusted EBITDA	$(43)	$(239)	$79	$(432)

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash used in operating activities was $(79) thousand for the six months ended March 31, 2026, compared to cash used in operating activities of $(0.2) million for the six months ended March 31, 2025. The change in cash used in operating activities, compared to the prior period, was primarily due to changes in non-cash items, including depreciation, and changes in fair value of warrant liabilities, and changes in accounts receivable, prepaids and other current assets, and accounts payable and accrued liabilities and deferred revenue.

Investing Activities

There was $(44) thousand and $(7) thousand cash used in investing activities for the six months ended March 31, 2026 and 2025, respectively.

Financing Activities

Cash used in financing activities was $(0.1) million for the six months ended March 31, 2026, compared to cash provided by financing activities of $1.6 million for the six months ended March 31, 2025. The change is primarily related to proceeds from the issuance of common stock and the redemption of Preferred Series C shares in the six months ended March 31, 2025.

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

We may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof.  Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-285176), which was initially filed with the Securities and Exchange Commission on February 24, 2025 and declared effective on February 27, 2025 (the “Shelf Registration Statement”). A complete description of the types of securities that the Company may sell is described in the Preliminary Prospectus contained in the Shelf Registration Statement. As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration Statement. There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us. Further, our ability to offer or sell such securities may be limited by the rules of the NASDAQ Capital Market. As of March 31, 2026 approximately $47.7 million remains available for issuance.

Off-Balance Sheet Arrangements

At this time, we do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases are $0.5 million, with obligations extending through fiscal 2031. Debt payments on our various debt obligations total $0.2 million, of which $0.1 million is expected to be paid in the next twelve months.

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

Accounting for Stock-Based Compensation

At March 31, 2026, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 8 of these condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2026.

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

Bridgeline Digital, Inc.
(Registrant)

May 14, 2026	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

May 14, 2026	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)