Form 10-Q
period 2026-06-30
Bridgeline Digital, Inc.
filed 2026-08-13
CIK 1378590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-33567

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

The number of shares of common stock par value $0.001 per share, outstanding as of August 13, 2026 was 12,599,879.

Bridgeline Digital, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2026

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

Where we say “we,” “us,” “our,” “Company” or “Bridgeline Digital” we mean Bridgeline Digital, Inc.

PART I—FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	June 30, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,465	$1,626
Accounts receivable, net	1,245	1,542
Prepaid expenses and other current assets	544	310
Total current assets	3,254	3,478
Property and equipment, net	65	46
Operating lease assets	799	134
Intangible assets, net	2,642	3,176
Goodwill	8,468	8,468
Other assets	98	24
Total assets	$15,326	$15,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$83	$156
Current portion of operating lease liabilities	205	61
Accounts payable	1,233	1,684
Accrued liabilities	950	819
Deferred revenues	2,854	2,262
Total current liabilities	5,325	4,982
Long-term debt, net of current portion	104	170
Operating lease liabilities, net of current portion	594	73
Warrant liabilities	6	102
Other long-term liabilities	404	431
Total liabilities	6,433	5,758

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized
Common stock - $0.001 par value; 50,000,000 shares authorized; 12,599,879 shares issued and outstanding at June 30, 2026 and 12,224,399 shares issued and outstanding at September 30, 2025	13	12
Additional paid-in capital	104,241	103,924
Accumulated deficit	(95,042)	(94,056)
Accumulated other comprehensive loss	(319)	(312)
Total stockholders’ equity	8,893	9,568
Total liabilities and stockholders’ equity	$15,326	$15,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net revenues:
Subscription	$3,095	$3,122	$9,368	$9,222
Services	827	724	2,384	2,290
Total net revenues	3,922	3,846	11,752	11,512
Cost of revenues:
Subscription	952	934	2,912	2,694
Services	441	364	1,203	1,119
Total cost of revenues	1,393	1,298	4,115	3,813
Gross profit	2,529	2,548	7,637	7,699
Operating expenses:
Sales and marketing	1,044	1,297	3,145	3,355
General and administrative	771	774	2,244	2,343
Research and development	936	961	2,601	3,144
Depreciation and amortization	180	195	562	585
Restructuring and acquisition related expenses	68	10	152	217
Total operating expenses	2,999	3,237	8,704	9,644
Loss from operations	(470)	(689)	(1,067)	(1,945)
Interest expense and other, net	6	(126)	-	(135)
Change in fair value of warrant liabilities	1	31	96	(58)
Loss before income taxes	(463)	(784)	(971)	(2,138)
Provision for income taxes	5	5	15	15
Net loss	(468)	(789)	(986)	(2,153)
Redemption of Series C Convertible Preferred Stock	-	-	-	(331)
Net loss applicable to common shareholders	(468)	(789)	(986)	(2,484)
Net loss per share attributable to common shareholders:
Basic net loss per share	$(0.04)	$(0.07)	$(0.08)	$(0.23)
Diluted net loss per share	$(0.04)	$(0.07)	$(0.08)	$(0.23)
Number of weighted average shares outstanding:
Basic	12,145,676	11,945,350	12,091,047	10,956,127
Diluted	12,145,676	11,945,350	12,091,047	10,956,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(468)	$(789)	$(986)	$(2,153)
Other comprehensive loss:
Net change in foreign currency translation adjustment	6	(40)	(7)	22
Comprehensive loss	$(462)	$(829)	$(993)	$(2,131)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	For the Nine Months Ended June 30, 2026
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2025	-	$-	12,224,399	$12	$103,924	$(94,056)	$(312)	$9,568
Stock-based compensation expense	-	-	-	-	78	-	-	78
Issuance of common stock - stock options exercised	-	-	315	-	-	-	-	-
Net loss	-	-	-	-	-	(86)	-	(86)
Foreign currency translation	-	-	-	-	-	-	(6)	(6)
Balance at December 31, 2025	-	$-	12,224,714	$12	$104,002	$(94,142)	$(318)	$9,554
Stock-based compensation expense	-	-	-	-	131	-	-	131
Withholding tax on share-based compensation (Note 8)	-	-	-	-	(12)	-	-	(12)
Issuance of restricted common stock	-	-	375,165	1	-	-	-	1
Net loss	-	-	-	-	-	(432)	-	(432)
Foreign currency translation	-	-	-	-	-	-	(7)	(7)
Balance at March 31, 2026	-	$-	12,599,879	$13	$104,121	$(94,574)	$(325)	$9,235
Stock-based compensation expense	-	-	-	-	120	-	-	120
Net loss	-	-	-	-	-	(468)	-	(468)
Foreign currency translation	-	-	-	-	-	-	6	6
Balance at June 30, 2026	-	$-	12,599,879	$13	$104,241	$(95,042)	$(319)	$8,893

	For the Nine Months Ended June 30, 2025
							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at October 1, 2024	350	$-	10,417,609	$10	$101,833	$(91,538)	$(299)	$10,006
Stock-based compensation expense	-	-	-	-	107	-	-	107
Net loss	-	-	-	-	-	(634)	-	(634)
Foreign currency translation	-	-	-	-	-	-	71	71
Balance at December 31, 2024	350	$-	10,417,609	$10	$101,940	$(92,172)	$(228)	$9,550
Stock-based compensation expense	-	-	-	-	107	-	-	107
Redemption of Series C Convertible Preferred Stock (Note 8)	(350)	-	-	-	(331)	-	-	(331)
Issuance of common stock, net of offering costs	-	-	1,473,979	2	1,981	-	-	1,983
Issuance of common stock - stock options exercised	-	-	25,000	-	20	-	-	20
Net loss	-	-	-	-	-	(730)	-	(730)
Foreign currency translation	-	-	-	-	-	-	(9)	(9)
Balance at March 31, 2025	-	$-	11,916,588	$12	$103,717	$(92,902)	$(237)	$10,590
Stock-based compensation expense	-	-	-	-	274	-	-	274
Withholding tax on share-based compensation (Note 8)	-	-	-	-	(86)	-	-	(86)
Issuance of common stock - stock options exercised	-	-	42,173	-	-	-	-	-
Issuance of restricted common stock	-	-	153,307	-	-	-	-	-
Net loss	-	-	-	-	-	(789)	-	(789)
Foreign currency translation	-	-	-	-	-	-	(40)	(40)
Balance at June 30, 2025	-	$-	12,112,068	$12	$103,905	$(93,691)	$(277)	$9,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIDGELINE DIGITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(986)	$(2,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	534	549
Depreciation and other amortization	28	52
Change in fair value of warrant liabilities	(96)	58
Stock-based compensation	329	488
Changes in operating assets and liabilities
Accounts receivable	298	(107)
Prepaid expenses and other current assets	(233)	(311)
Other assets	(33)	6
Accounts payable and accrued liabilities	(306)	680
Deferred revenues	563	27
Other long-term liabilities	(22)	(48)
Total adjustments	1,062	1,394
Net cash provided by (used in) operating activities	76	(759)
Cash flows used in investing activities:
Purchase of property and equipment	(40)	(12)
Software development capitalization costs	(47)	-
Net cash used in investing activities	(87)	(12)
Cash flows provided by (used in) financing activities:
Payments of long-term debt	(133)	(197)
Withholding tax on share-based compensation	(12)	-
Proceeds from issuance of common stock, net of offering costs	-	1,983
Redemption of Series C Convertible Preferred Stock and warrants	-	(331)
Proceeds from stock option exercised	-	20
Net cash (used in) provided by financing activities	(145)	1,475
Effect of exchange rate changes on cash and cash equivalents	(5)	9
Net (decrease) increase in cash and cash equivalents	(161)	713
Cash and cash equivalents at beginning of period	1,626	1,390
Cash and cash equivalents at end of period	$1,465	$2,103

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7	$7
Income taxes	$18	$19

Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for new operating lease	$767	$-

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

The Company may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof.  Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-285176), which was initially filed with the Securities and Exchange Commission on February 24, 2025 and declared effective on February 27, 2025 (the “Shelf Registration Statement”). A complete description of the types of securities that the Company  may sell is described in the Preliminary Prospectus contained in the Shelf Registration Statement. As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration Statement, exclusive of the ATM Sales Agreement as detailed below. As of the date of this Quarterly Report on Form 10-Q, there are no active offerings under the ATM Sales Agreement. There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us. Further, our ability to offer or sell such securities may be limited by the rules of the NASDAQ Capital Market. As of  June 30, 2026 approximately $47.7 million remains available for issuance.

ATM Sales Agreement

On July 14, 2026, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with WestPark Capital, Inc., as sales agent, pursuant to which the Company may offer and sell, from time to time through WestPark, shares of the Company’s common stock subject to the terms and conditions of the Sales Agreement.  Under the Sales Agreement, WestPark may sell the Placement Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may instruct WestPark not to sell the Placement Shares if the sales cannot be effected at or above the price designated by the Company from time to time.

The Company is not obligated to make any sales of the Placement Shares under the Sales Agreement.  No assurance can be given that the Company will sell Placement Shares under the Sales Agreement, or if such sales occur, no assurance can be given as to the price or number of shares that will be sold, or the dates on which any such sales will take place. Either party may terminate the Sales Agreement in its sole discretion at any time upon written notice to the other party.

The Company will pay WestPark a fixed commission rate of 3.0% of the aggregate gross proceeds from the sale of the Placement Shares pursuant to the Sales Agreement and has agreed to provide WestPark with customary indemnification and contribution rights. The Company also has agreed to reimburse WestPark for its reasonable out-of-pocket expenses (including but not limited to the reasonable and documented fees and expenses of its legal counsel) in an amount not to exceed $50,000 and quarterly disbursements of counsel to WestPark for ongoing diligence procedures in an amount not to exceed $3,500 per calendar quarter.

As of the date of this Quarterly Report on Form 10-Q, no Placement Shares have been sold.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Form 10-Q and Regulation S-X, and in the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, necessary for their fair presentation. The operating results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending September 30, 2026. The accompanying  September 30, 2025 Condensed Consolidated Balance Sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on December 19, 2025.

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

Interim Reporting

In  December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270). The ASU improves the navigability of the required interim disclosures and clarifies when the guidance is applicable, as well as provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after  December 15, 2027. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is not expected to have a material impact.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future consolidated financial statements or related disclosures.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3.   Accounts Receivable

Accounts receivable consist of the following:

	As of June 30, 2026	As of September 30, 2025
Accounts receivable	$1,672	$1,887
Allowance for credit losses	(427)	(345)
Accounts receivable, net	$1,245	$1,542

As of  June 30, 2026 one customer exceeded 10% of accounts receivable and as of  September 30, 2025, one different customer exceeded 10% of accounts receivable.

Allowance for Credit Losses

The following illustrates the activity in our allowance for credit losses on accounts receivable:

Balance as of October 1, 2025	$345
Provision for credit losses	155
Write-off/adjustments	(73)
Balance as of June 30, 2026	$427

4.   Fair Value Measurement and Fair Value of Financial Instruments

The Company’s financial instruments consist principally of accounts receivable, accounts payable, warrant liabilities, and long-term debt arrangements. The Company measures certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, under U.S. GAAP, companies are required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

The carrying value of the Company’s accounts receivable and accounts payable approximates fair value due to their short-term nature. As of June 30, 2026 and September 30, 2025, the aggregate fair values of long-term debts were $0.2 million and $0.3 million, respectively, with an aggregate carrying value of $0.2 million and $0.3 million, respectively. The fair value is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the debt would be classified as Level 2 in the fair value hierarchy.

The Company’s warrant liabilities are measured at fair value at each reporting period with changes in fair value recognized in earnings during the period. The fair value of the Company’s warrant liabilities are valued utilizing Level 3 inputs. Warrant liabilities are valued using a Monte Carlo option-pricing model, which takes into consideration the volatilities of comparable public companies, due to the relatively low trading volume of the Company’s common stock. The Monte Carlo option-pricing model uses certain assumptions, including expected life and annual volatility. The range and weighted average volatilities of comparable public companies utilized was 24.4% - 91.3% and 49.1%, respectively, as of June 30, 2026, and 25.1% - 78.4% and 47.9%, respectively, as of September 30, 2025. The volatility utilized in the Monte Carlo option-pricing model was determined by weighing 60% to the Company-specific volatility and 40% on comparable public companies. The significant inputs and assumptions utilized were as follows:

	As of June 30, 2026	As of September 30, 2025
	Series D Preferred	Montage Capital	Series D Preferred
Volatility	68.7%	51.0%	72.1%
Risk-free rate	3.5%	4.8%	3.7%
Stock price	$1.16	$1.32	$1.32

The Company recognized a gain of $1 thousand and a gain of $31 thousand related to the change in fair value of warrant liabilities for the three months ended June 30, 2026 and 2025, respectively. The Company recognized a gain of $96 thousand and a loss of $(58) thousand for the nine months ended June 30, 2026 and 2025, respectively, related to the change in fair value of warrant liabilities. The changes in fair value of warrant liabilities were due to changes in inputs to the Monte Carlo option-pricing model, primarily a change in the stock price.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets and Liabilities of the Company measured at fair value on a recurring basis as of June 30, 2026 and September 30, 2025, are as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Series D	$-	$-	$6	$6
Total warrant liabilities	$-	$-	$6	$6

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liabilities:
Montage	$-	$-	$2	$2
Series D	-	-	100	100
Total warrant liabilities	$-	$-	$102	$102

The following table provides a roll forward of the fair value, as determined by Level 3 inputs, as follows:

Warrant Liabilities
Balance at beginning of period, September 30, 2025	$102
Additions	-
Payments, exercises or expirations	-
Adjustment to fair value	(90)
Balance at end of period, December 31, 2025	$12
Additions	-
Payments, exercises or expirations	-
Adjustment to fair value	(4)
Balance at end of period, March 31, 2026	$8
Additions	-
Exercises or payments	-
Adjustment to fair value	(2)
Balance at end of period, June 30, 2026	$6

5.   Intangible Assets

The components of intangible assets, net of accumulated amortization, are as follows:

	As of June 30, 2026	As of September 30, 2025
Domain and trade names	$481	$519
Customer related	2,161	2,542
Technology	-	115
Balance at end of period	$2,642	$3,176

Total amortization expense was $168 thousand and $183 thousand related to intangible assets for the three months ended June 30, 2026 and 2025, respectively, and $534 thousand and $549 thousand for the nine months ended June 30, 2026 and 2025 and is reflected in operating expenses on the Condensed Consolidated Statements of Operations. The estimated amortization expense for fiscal year 2026 (remaining), 2027, 2028, 2029, 2030 and thereafter is $139, $559, $559, $475, $392, and $518 thousand, respectively.

6.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2026	As of September 30, 2025
Compensation and benefits	$589	$659
Professional fees	188	81
Insurance	31	-
Taxes	37	-
Other	105	79
Balance at end of period	$950	$819

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7.    Long-term Debt

On March 1, 2021, the Company assumed the outstanding long-term debt obligations of an acquired business and issued a seller note to one of the selling shareholders. The assumed debt obligations and seller note are denominated in Euros. Long-term debt consisted of the following:

	As of June 30, 2026	As of September 30, 2025
Term loan payable, accruing interest at 3-Month EURIBOR plus 1.3% per annum, payable in quarterly installments starting in April 2023 and matures in July 2028.	$187	$256
Seller’s note payable (“Seller’s note”), due to one of the selling shareholders, accruing interest at a fixed rate of 4.0% per annum. The Seller’s note is payable over 5 installments and matured in October 2025.	-	70
Total debt	187	326
Less: current portion	(83)	(156)
Long-term debt, net of current portion	$104	$170

At June 30, 2026, future maturities of long-term debt are as follows:

Fiscal year:
2026 (remaining)	$21
2027	84
2028	82
Total long-term debt	$187

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

The Company accounted for the redemption of the Series C Preferred Stock as a return to the preferred stockholder measured as the difference between the (1) purchase price allocated to the Series C Preferred Stock of $331 thousand and (2) the carrying value of the Series C Preferred Stock, which was $0. The difference of $331 thousand was recognized as a reduction in additional paid-in capital, in the absence of retained earnings, and is included as a component of net loss attributable to common shareholders. As of June 30, 2026 and September 30, 2025, the Company had no shares of Series C Preferred Stock outstanding.

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

On  September 16, 2025, the stockholders approved a new stock incentive plan, the 2025 Stock Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the award of incentive stock options, non-statutory stock options, restricted stock, unrestricted stock, performance shares, stock appreciation rights and any combination thereof to employees, officers, directors, consultants, independent contractors and advisors of the Company. The 2025 Plan provides for the issuance in the aggregate of up to 1,500,000 shares of common stock associated with awards granted under the stock incentive plan. As of  June 30, 2026, there were 563,907 shares available for future issuance under the 2025 Plan.

On  April 29, 2016, the stockholders approved the prior stock incentive plan, the 2016 Stock Incentive Plan (the “2016 Plan”). While the 2016 Plan expired in April 2026, options issued under the 2016 Plan remain outstanding.

Compensation Expense

Compensation expense is generally recognized on a graded accelerated basis over the vesting period of grants. Compensation expense is recorded in the condensed consolidated statements of operations with a portion charged to Cost of revenue and a portion to Operating expenses, depending on the employee’s department.

During the three and nine months ended June 30, 2026 and 2025, compensation expense related to share-based payments was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Operating expenses	$120	$152	$329	$366
Interest expense and other, net	-	122	-	122
Total	$120	$274	$329	$488

As of June 30, 2026, the Company had approximately $0.6 million of unrecognized compensation costs related to unvested options, which is expected to be recognized over a weighted-average period of 2.1 years.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the three and nine months ended  June 30, 2026 and  June 30, 2025, there were no warrants that were exercised. There were 13,000 warrants redeemed during the three and nine months ended  June 30, 2025.

During the three and nine months ended June 30, 2026, 166,536 and 199,427 warrants expired, respectively. There were no warrant expirations during the three and nine months ended  June 30, 2025.

Total warrants outstanding as of  June 30, 2026, were as follows:

Type	Issue Date	Shares	Price	Expiration
Investors	5/14/2021	592,106	$2.51	11/16/2026
Placement Agent	3/26/2025	70,000	$1.88	3/24/2030
		662,106

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

On July 1, 2026, the Company also issued 25,000 options to purchase shares to a member of management at an exercise price of $1.20, based upon the closing price of the Company's common stock on the grant date, which vest ratably on a quarterly basis over a three-year period.

During the nine months ended June 30, 2026, 1,000 options were exercised.

The weighted-average option fair values, as determined using the Black-Scholes option valuation model, and the assumptions used to estimate these values for stock options granted during the nine months ended June 30, 2026 is as follows:

2026
Non-Board
Weighted-average fair value per share option	$0.72
Expected life (in years)	5.8
Volatility	100.2%
Risk-free interest rate	4.0%
Dividend yield	0.0%

A summary of combined stock option and warrant activity for the nine months ended June 30, 2026, is as follows:

	Stock Options		Stock Warrants
	Awards	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, September 30, 2025	1,988,677	$1.99	861,533	$2.77
Granted	260,000	0.82	-	-
Exercised or redeemed	(1,000)	0.81	-	-
Forfeited	(110,340)	1.23	-	-
Expired	(48)	227.50	(199,427)	3.87
Outstanding, June 30, 2026	2,137,289	$1.89	662,106	$2.24
Options vested and exercisable, June 30, 2026	1,768,949	$2.08

As of June 30, 2026, the aggregate intrinsic value of options outstanding and exercisable was $160 and $74, respectively, and the weighted-average remaining contractual term was 6.5 and 6.0 years, respectively.

A summary of the status of restricted stock is as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested at October 1, 2025	191,210	$1.40
Granted	375,165	0.82
Vested	(112,172)	1.13
Cancelled/Forfeited	-	-
Unvested at June 30, 2026	454,203	$0.99

The aggregate grant date fair value of restricted stock that vested during the three and nine months ended June 30, 2026 was $54 thousand and $90 thousand, respectively.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

ATM Sales Agreement

On July 14, 2026, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with WestPark Capital, Inc., as sales agent, pursuant to which the Company may offer and sell, from time to time through WestPark, shares of the Company’s common stock subject to the terms and conditions of the Sales Agreement.  Under the Sales Agreement, WestPark may sell the Placement Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may instruct WestPark not to sell the Placement Shares if the sales cannot be effected at or above the price designated by the Company from time to time.

The Company is not obligated to make any sales of the Placement Shares under the Sales Agreement.  No assurance can be given that the Company will sell Placement Shares under the Sales Agreement, or if such sales occur, no assurance can be given as to the price or number of shares that will be sold, or the dates on which any such sales will take place. Either party may terminate the Sales Agreement in its sole discretion at any time upon written notice to the other party.

The Company will pay WestPark a fixed commission rate of 3.0% of the aggregate gross proceeds from the sale of the Placement Shares pursuant to the Sales Agreement and has agreed to provide WestPark with customary indemnification and contribution rights. The Company also has agreed to reimburse WestPark for its reasonable out-of-pocket expenses (including but not limited to the reasonable and documented fees and expenses of its legal counsel) in an amount not to exceed $50,000 and quarterly disbursements of counsel to WestPark for ongoing diligence procedures in an amount not to exceed $3,500 per calendar quarter.

As of the date of this Quarterly Report on Form 10-Q, no Placement Shares have been sold.

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

Basic and diluted net (loss) per share is computed as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(468)	$(789)	$(986)	$(2,153)
Redemption of Series C Convertible Preferred Stock	-	-	-	(331)
Net loss applicable to common shareholders	$(468)	$(789)	$(986)	$(2,484)

Denominator:
Weighted-average shares outstanding for basic earnings per share	12,145,676	11,945,350	12,091,047	10,956,127
Effect of dilutive securities:
Options	-	-	-	-
Warrants	-	-	-	-
Unvested restricted stock	-	-	-	-
Weighted-average shares outstanding for diluted earnings per share	12,145,676	11,945,350	12,091,047	10,956,127

Basic net loss per share	$(0.04)	$(0.07)	$(0.08)	$(0.23)
Diluted net loss per share	$(0.04)	$(0.07)	$(0.08)	$(0.23)

Potential common stock equivalents excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive were as follows (in shares):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Stock options	2,137,289	1,799,477	2,137,289	1,799,477
Warrants	662,106	861,533	662,106	861,533
Unvested restricted stock	454,203	-	454,203	-

10.  Revenues and Other Related Items

Disaggregated Revenues

The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2026	2025	2026	2025
United States	$3,526	$3,221	$10,511	$9,662
International	396	625	1,241	1,850
	$3,922	$3,846	$11,752	$11,512

The largest concentration within the Company’s international revenue geography is within Canada.

Long-lived assets located in foreign jurisdictions aggregated approximately $0.4 million and $0.6 million as of June 30, 2026 and September 30, 2025, respectively.

The Company’s revenue by type is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues:	2026	2025	2026	2025
Subscription - SaaS	$2,362	$2,573	$7,348	$7,834
Subscription - Maintenance	129	104	323	312
Subscription - Hosting	604	445	1,697	1,076
Services	827	724	2,384	2,290
	$3,922	$3,846	$11,752	$11,512

For the three and nine months ended June 30, 2026 and 2025, no single customer exceeded 10% of the Company’s total revenue.

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

The following table summarizes the classification and net change in deferred revenue as of and for the three and nine months ended June 30, 2026:

	Deferred Revenue
	Current	Long-Term
Balance as of October 1, 2025	$2,262	$284
Increase	56	-
Balance as of December 31, 2025	$2,318	$284
Increase (decrease)	511	(12)
Balance as of March 31, 2026	$2,829	$272
Increase (decrease)	25	(10)
Balance as of June 30, 2026	$2,854	$262

11.  Income Taxes

Provision for income taxes consists of the estimated liability for state income taxes owed by the Company.  Net operating loss carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. During each of the three months ended June 30, 2026 and 2025, the Company recognized a provision for income taxes of $5 thousand. During each of the nine months ended June 30, 2026 and 2025, the Company recognized a provision for income taxes of $15 thousand.

12.  Leases

The Company leases facilities in the United States for its corporate and regional field offices. During the three and nine months ended June 30, 2026 and 2025, the Company was also a lessee/sublessor for certain office locations.

Commencing December 1, 2025, the Company leases office space in Garden City, New York. The lease is for $7 thousand per month, through  March 31, 2031. Commencing April 1, 2026, the Company expanded the office space in Garden City, New York. The expanded leases are for $15 thousand per month, through  March 31, 2031.

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

BRIDGELINE DIGITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The components of net lease costs were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Condensed Consolidated Statement of Operations:
Operating lease cost	$61	$45	$143	$141
Variable lease cost	14	17	42	49
Less: Sublease income, net	(18)	(18)	(54)	(54)
Total	$57	$44	$131	$136

Cash paid for amounts included in the measurement of lease liabilities was $120 thousand and $113 thousand for the nine months ended June 30, 2026 and 2025, all of which represents operating cash flows from operating leases. As of June 30, 2026, the weighted average remaining lease term was 4.5 years and the weighted average discount rate was 10.8%.

At June 30, 2026, future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year were as follows:

	Payments Operating Leases	Receipts Subleases	Net Leases
Fiscal year:
2026 (remaining)	$55	$18	$37
2027	255	72	183
2028	217	24	193
2029	201	-	201
2030	207	-	207
Thereafter	114	-	114
Total lease commitments	1,049	114	935
Less: Amount representing interest	(250)
Present value of lease liabilities	799
Less: current portion	(205)
Operating lease liabilities, net of current portion	$594

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

The Company’s contracts typically provide for testing and client acceptance procedures that are designed to mitigate the likelihood of warranty-related claims, although there can be no assurance that such procedures will be effective for each project.  The Company has not paid any material amounts related to warranties for its solutions.  The Company sometimes commits unanticipated levels of effort to projects to remedy defects covered by its warranties.  The Company’s estimate of its exposure to warranties on contracts is immaterial as of June 30, 2026 and September 30, 2025.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. As of June 30, 2026 and September 30, 2025, the Company has not experienced any losses related to the indemnification obligations and no significant claims with respect thereto were outstanding.  The Company does not expect significant claims related to the indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Litigation

The Company is subject to ordinary routine litigation and claims incidental to its business. As of June 30, 2026, the Company was not engaged with any material legal proceedings.

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

15.  Related Party Transactions

Brandon Ross

Mr. Ross currently serves as Head of Placements and Senior Managing Director at WestPark Capital, Inc. Of the 70,000 2025 Placement Agent Warrants issued to WestPark Capital, Inc. or its designees in March 2025, warrants to purchase 28,000 shares of Common Stock were designated to Mr. Ross. The warrants are exercisable immediately, expire on March 24, 2030 and have an exercise price of $1.875 per share. WestPark Capital, Inc. is the sales agent for the Sales Agreement.

16.  Subsequent Events

The Company evaluated subsequent events through the date of this filing and concluded there were no material subsequent events requiring adjustment to or disclosure in these interim condensed consolidated financial statements, other than that included in Note 8.

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

Customer Information

We currently have over 2,000 active customers. For the three and nine months ended June 30, 2026 and 2025, no customer exceeded 10% of our revenue.

Results of Operations for the Three and Nine Months Ended June 30, 2026 compared to the Three and Nine Months Ended June 30, 2025

Total net revenue for each of the three months ended June 30, 2026 and 2025, was $3.9 million. We had net loss of $(0.5) million and $(0.8) million for the three months ended June 30, 2026 and 2025, respectively. Included in the net loss for the three months ended June 30, 2026 and 2025, was a gain of $1 thousand and $31 thousand as a result of the change in fair value of certain warrant liabilities, respectively. Basic and diluted loss per share attributable to common shareholders was $ (0.04) and $ (0.07) for the three months ended June 30, 2026 and 2025, respectively.

Total net revenue for the nine months ended June 30, 2026 and 2025, was $11.8 million and $11.5 million, respectively. We had net loss of $(1.0) million and $(2.2) million for the nine months ended June 30, 2026 and 2025, respectively. Included in the net loss for the nine months ended June 30, 2026 and 2025, was a gain of $96 thousand and a loss of $(58) thousand as a result of the change in fair value of certain warrant liabilities, respectively. Basic and diluted loss per share attributable to common shareholders was $ (0.08) and $ (0.23) for the nine months ended June 30, 2026 and 2025, respectively.

(in thousands)	Three Months Ended June 30,						Nine Months Ended June 30,
Revenue	2026	%	2025	%	Change	% Change	2026	%	2025	%	Change	% Change
Subscription	$3,095	79%	$3,122	81%	$(27)	(1)%	$9,368	80%	$9,222	80%	$146	2%
Services	827	21%	724	19%	103	14%	2,384	20%	2,290	20%	94	4%
Total net revenue	3,922		3,846		76	2%	11,752		11,512		240	2%

Cost of revenue
Subscription	952	31%	934	30%	18	2%	2,912	31%	2,694	29%	218	8%
Services	441	53%	364	50%	77	21%	1,203	50%	1,119	49%	84	8%
Total cost of revenue	1,393	36%	1,298	34%	95	7%	4,115	35%	3,813	33%	302	8%
Gross profit	2,529	64%	2,548	66%	(19)	(1)%	7,637	65%	7,699	67%	(62)	(1)%

Operating expenses
Sales and marketing	1,044	27%	1,297	34%	(253)	(20)%	3,145	27%	3,355	29%	(210)	(6)%
General and administrative	771	20%	774	20%	(3)	(0)%	2,244	19%	2,343	20%	(99)	(4)%
Research and development	936	24%	961	25%	(25)	(3)%	2,601	22%	3,144	27%	(543)	(17)%
Depreciation and amortization	180	5%	195	5%	(15)	(8)%	562	5%	585	5%	(23)	(4)%
Restructuring and acquisition related expenses	68	2%	10	0%	58	580%	152	1%	217	2%	(65)	(30)%
Total operating expenses	2,999		3,237		(238)	(7)%	8,704		9,644		(940)	(10)%

Loss from operations	(470)		(689)		219	(32)%	(1,067)		(1,945)		878	(45)%
Interest expense and other, net	6		(126)		132	(105)%	-		(135)		135	(100)%
Change in fair value of warrant liabilities	1		31		(30)	(97)%	96		(58)		154	(266)%
Loss before income taxes	(463)		(784)		321	(41)%	(971)		(2,138)		1,167	(55)%
Provision for income taxes	5		5		-	0%	15		15		-	0%

Net loss	$(468)		$(789)		$321	(41)%	$(986)		$(2,153)		$1,167	(54)%

Non-GAAP Measure:
Adjusted EBITDA	$(102)		$(330)		$228	(69)%	$(23)		$(762)		$739	(97)%

Revenue

Subscription

Subscription revenue of $3.1 million for the three months ended June 30, 2026 remained consistent with the three months ended June 30, 2025.

Subscription revenue of $9.4 million for the nine months ended June 30, 2026 increased from $9.2 million for the nine months ended June 30, 2025.

Subscription revenue as a percentage of total revenue was 79% and 81% for the three months ended June 30, 2026 and 2025, respectively.

Subscription revenue as a percentage of total revenue of 80% for both the nine months ended June 30, 2026 and the nine months ended June 30, 2025.

Services

Services revenue of $0.8 million for the three months ended June 30, 2026 increased from $0.7 million for the three months ended June 30, 2025.

Services revenue of $2.4 million for the nine months ended June 30, 2026 increased from $2.3 million for the nine months ended June 30, 2025.

Services revenue as a percentage of total revenue was 21% and 19% for the three months ended June 30, 2026 and 2025, respectively.

Services revenue as a percentage of total revenue of 20% for both the nine months ended June 30, 2026 and June 30, 2025.

Overall

Revenue for Bridgeline’s Core products was $2.4 million for the three months ended June 30, 2026 (representing 62% of total revenue), an increase from $2.2 million in the three months ended June 30, 2025 (representing 57% of total revenue). Bridgeline revenue for the three months ended June 30, 2026 increased compared to the three months ended June 30, 2025, with growth in Core products, led by HawkSearch, offset by lower revenue in certain legacy products.

Revenue for Bridgeline’s Core products was $7.1 million for the nine months ended June 30, 2026 (representing 60% of total revenue), an increase from $6.3 million in the nine months ended June 30, 2025 (representing 55% of total revenue). Bridgeline revenue for the nine months ended June 30, 2026 increased compared to the nine months ended June 30, 2025, with growth in Core products, led by HawkSearch, offset by lower revenue in certain legacy products.

Core revenue for the 12 months ended June 30, 2026 grew by 13% compared to the 12 months ended June 30, 2025.

Cost of Revenue

Total cost of revenue of $1.4 million for the three months ended June 30, 2026 increased from $1.3 million for the three months ended June 30, 2025.

Total cost of revenue of $4.1 million for the nine months ended June 30, 2026 increased from $3.8 million for the nine months ended June 30, 2025.

Cost of Subscription Revenue

Cost of subscription revenue of $1.0 million for the three months ended June 30, 2026 increased from $0.9 million for the three months ended June 30, 2025.

The cost of subscription revenue as a percentage of subscription revenue was 31% and 30% for the three months ended June 30, 2026 and 2025, respectively.

Cost of subscription revenue of $2.9 million for the nine months ended June 30, 2026 increased from $2.7 million for the nine months ended June 30, 2025.

The cost of subscription revenue as a percentage of subscription revenue was 31% and 29% for the nine months ended June 30, 2026 and 2025, respectively.

The changes in cost of subscription revenue are primarily due to higher server costs.

Cost of Services Revenue

Cost of services revenue of $0.4 million for the three months ended June 30, 2026 increased from $0.4 million for the three months ended June 30, 2025.

The cost of services revenue as a percentage of total services revenue was 53% and 50% for the three months ended June 30, 2026 and 2025, respectively.

Cost of services revenue of $1.2 million for the nine months ended June 30, 2026 increased from $1.1 million for the nine months ended June 30, 2025.

The cost of services revenue as a percentage of total services revenue was 50% and 49% for the nine months ended June 30, 2026 and 2025, respectively.

The changes in cost of services revenue is primarily due to additional personnel costs.

Gross Profit

Gross profit of $2.5 million for the three months ended June 30, 2026 decreased from $2.5 million for the three months ended June 30, 2025.

The gross profit margin was 64% and 66% for the three months ended June 30, 2026 and 2025, respectively.

Gross profit of $7.6 million for the nine months ended June 30, 2026 decreased from $7.7 million for the nine months ended June 30, 2025.

The gross profit margin was 65% and 67% for the nine months ended June 30, 2026 and 2025, respectively.

Operating Expenses

Sales and Marketing Expenses

Sales and marketing expenses of $1.0 million for the three months ended June 30, 2026 decreased from $1.3 million for the three months ended June 30, 2025.

Sales and marketing expense as a percentage of total revenue was 27% and 34% for the three months ended June 30, 2026 and 2025, respectively.

Sales and marketing expenses of $3.2 million for the nine months ended June 30, 2026 decreased from $3.4 million with the nine months ended June 30, 2025.

Sales and marketing expense as a percentage of total revenue was 27% and 29% for the nine months ended June 30, 2026 and 2025.

The decrease with the prior comparable periods is primarily attributable to lower personnel costs and lower lead generation costs.

General and Administrative Expenses

General and administrative expenses of $0.8 million for the three months ended June 30, 2026 remained consistent with the three months ended June 30, 2025.

General and administrative expense as a percentage of total revenue was 20% for both the three months ended June 30, 2026 and 2025, respectively.

General and administrative expenses of $2.2 million for the nine months ended June 30, 2026 decreased from $2.3 for the nine months ended June 30, 2025.

General and administrative expense as a percentage of total revenue was 19% and 20% for the nine months ended June 30, 2026 and 2025, respectively.

The decrease with the prior comparable periods is primarily attributable to lower personnel costs.

Research and Development

Research and development expenses of $0.9 million for the three months ended June 30, 2026 remained consistent with the three months ended June 30, 2025.

Research and development expenses as a percentage of total revenue was 24% and 25% for the three months ended June 30, 2026 and 2025, respectively.

Research and development expenses of $2.6 million for the nine months ended June 30, 2026 decreased from $3.1 million for the nine months ended June 30, 2025.

Research and development expenses as a percentage of total revenue was 22% and 27% for the nine months ended June 30, 2026 and 2025, respectively.

The decrease from the prior comparable periods is primarily attributable to lower personnel costs.

Depreciation and Amortization

Depreciation and amortization expenses of $0.2 million for the three months ended June 30, 2026 remained consistent with the three months ended June 30, 2025.

Depreciation and amortization as a percentage of total revenue was 5% for each of the three months ended June 30, 2026 and 2025.

Depreciation and amortization expenses of $0.6 million for the nine months ended June 30, 2026 remained consistent with the nine months ended June 30, 2025.

Depreciation and amortization as a percentage of total revenue was 5% for each of the nine months ended June 30, 2026 and 2025.

Restructuring and Acquisition Related Expenses

Restructuring and acquisition related expenses were $68 thousand for the three months ended June 30, 2026 compared to $10 thousand for the three months ended June 30, 2025.

Restructuring and acquisition related expenses were $0.2 million for the nine months ended June 30, 2026 decreased from $0.2 million for the nine months ended June 30, 2025.

Loss from Operations

The loss from operations was $ (0.5) million and $ (0.7) million for the three months ended June 30, 2026 and 2025, respectively.

The loss from operations was $ (1.0) million and $ (2.0) million for the nine months ended June 30, 2026 and 2025, respectively.

Interest expense and other, net

Interest expense and other, net, was $6 thousand for the three months ended June 30, 2026 and was $(126) thousand for the three months ended June 30, 2025.

Interest expense and other, net, was $- thousand for the nine months ended June 30, 2026 and was $(135) thousand for the nine months ended June 30, 2025.

Change in fair value of warrant liabilities

We recognized a gain on the change in fair value of warrant liabilities of $1 thousand during the three months ended June 30, 2026 and recognized a gain related to the change in fair value of warrant liabilities of $31 thousand for the three months ended June 30, 2025.

We recognized a gain on the change in fair value of warrant liabilities of $96 thousand during the nine months ended June 30, 2026 and recognized a loss related to the change in fair value of warrant liabilities of $(58) thousand for the nine months ended June 30, 2025.

Provision for Income Taxes

The provision for income taxes was $5 thousand for each of the three months ended June 30, 2026 and June 30, 2025. The provision for income taxes was $15 thousand for each of the nine months ended June 30, 2026 and June 30, 2025. The provision for income taxes consists of estimated liability for federal and state income taxes owed by us. Net operating loss (“NOL”) carryforwards are estimated to be sufficient to offset any potential taxable income for all periods presented. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We maintain a valuation allowance against its net deferred tax assets.

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

The following table reconciles net loss (which is the most directly comparable U.S. GAAP operating performance measure) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(468)	$(789)	$(986)	$(2,153)
Provision for income tax	5	5	15	15
Interest expense and other, net	(6)	3	-	12
Change in fair value of warrants	(1)	(31)	(96)	58
Amortization of intangible assets	168	183	534	549
Depreciation and other amortization	12	15	29	52
Restructuring and acquisition related charges	68	10	152	217
Stock-based compensation	120	274	329	488
Adjusted EBITDA	$(102)	$(330)	$(23)	$(762)

Liquidity and Capital Resources

Cash Flows

Operating Activities

Cash provided by operating activities was $76 thousand for the nine months ended June 30, 2026, compared to cash used in operating activities of $(0.8) million for the nine months ended June 30, 2025. The change in cash used in operating activities, compared to the prior period, was primarily due to changes in non-cash items, including depreciation, and changes in fair value of warrant liabilities, and changes in accounts receivable, prepaids and other current assets, and accounts payable and accrued liabilities and deferred revenue.

Investing Activities

There was $(87) thousand and $(12) thousand cash used in investing activities for the nine months ended June 30, 2026 and 2025, respectively.

Financing Activities

Cash used in financing activities was $(0.1) million for the nine months ended June 30, 2026, compared to cash provided by financing activities of $1.5 million for the nine months ended June 30, 2025. The change is primarily related to proceeds from the issuance of common stock and the redemption of Preferred Series C shares in the nine months ended June 30, 2025.

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

We may offer and sell, from time to time, in one or more offerings, up to $50 million of its debt or equity securities, or any combination thereof.  Such securities offerings may be made pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-285176), which was initially filed with the Securities and Exchange Commission on February 24, 2025 and declared effective on February 27, 2025 (the “Shelf Registration Statement”). A complete description of the types of securities that the Company may sell is described in the Preliminary Prospectus contained in the Shelf Registration Statement. As of the date of the filing of this Quarterly Report, there are no active offerings for the sale or obligations to purchase any of the Company’s securities pursuant to the Shelf Registration Statement, exclusive of the ATM Sales Agreement as detailed below. As of the date of this Quarterly Report on Form 10-Q, there are no active offerings under the ATM Sales Agreement. There can be no assurances that the Company will offer any securities for sale or that if the Company does offer any securities that it will be successful in selling any portion of the securities offered on a timely basis if at all, or on terms acceptable to us. Further, our ability to offer or sell such securities may be limited by the rules of the NASDAQ Capital Market. As of June 30, 2026 approximately $47.7 million remains available for issuance.

ATM Sales Agreement

On July 14, 2026, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with WestPark Capital, Inc., as sales agent, pursuant to which the Company may offer and sell, from time to time through WestPark, shares of the Company’s common stock subject to the terms and conditions of the Sales Agreement.  Under the Sales Agreement, WestPark may sell the Placement Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may instruct WestPark not to sell the Placement Shares if the sales cannot be effected at or above the price designated by the Company from time to time.

The Company is not obligated to make any sales of the Placement Shares under the Sales Agreement.  No assurance can be given that the Company will sell Placement Shares under the Sales Agreement, or if such sales occur, no assurance can be given as to the price or number of shares that will be sold, or the dates on which any such sales will take place. Either party may terminate the Sales Agreement in its sole discretion at any time upon written notice to the other party.

The Company will pay WestPark a fixed commission rate of 3.0% of the aggregate gross proceeds from the sale of the Placement Shares pursuant to the Sales Agreement and has agreed to provide WestPark with customary indemnification and contribution rights. The Company also has agreed to reimburse WestPark for its reasonable out-of-pocket expenses (including but not limited to the reasonable and documented fees and expenses of its legal counsel) in an amount not to exceed $50,000 and quarterly disbursements of counsel to WestPark for ongoing diligence procedures in an amount not to exceed $3,500 per calendar quarter.

As of the date of this Quarterly Report on Form 10-Q, no Placement Shares have been sold.

Off-Balance Sheet Arrangements

At this time, we do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Obligations

We lease all of our office locations. The gross obligations for operating leases are $1.0 million, with obligations extending through fiscal 2031. Debt payments on our various debt obligations total $0.2 million, of which $0.1 million is expected to be paid in the next twelve months.

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

Accounting for Business Combinations

We allocate the amount we pay for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows and discount rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through general and administrative expense on the consolidated statements of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. We re-measure this liability each reporting period and recognize changes in the fair value through income (loss) before income taxes within the consolidated statements of operations.

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

Accounting for Stock-Based Compensation

At June 30, 2026, we maintained two stock-based compensation plans, one of which has expired but still contains vested stock options. The two plans are more fully described in Note 8 of these condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2026.

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

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on December 14, 2018).

3.3	Amendment to the Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to our current Report on Form 8-K filed on September 10, 2021).

3.4	Certificate of Designations of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 4, 2014).

3.5	Certificate of Designations of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 19, 2018).

10.1	Common Stock Sales Agreement, dated July 14, 2026, between Bridgeline Digital, Inc. and WestPark Capital, Inc. (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2026).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Bridgeline Digital, Inc.
(Registrant)

August 13, 2026	/s/ Roger Kahn
Date	Roger Kahn President and Chief Executive Officer (Principal Executive Officer)

August 13, 2026	/s/ Thomas R. Windhausen
Date	Thomas R. Windhausen Chief Financial Officer (Principal Financial and Accounting Officer)